Form 10-Q
period 1996-03-31
GARDEN STATE NEWSPAPERS INC
filed 1996-05-20
CIK 918944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                     Commission File Number _______________


                          GARDEN STATE NEWSPAPERS, INC.
             (Exact name of registrant as specified in its charter)



                Delaware                                     22-2675173
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)

              1560 Broadway
            Denver, Colorado                                    80202
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (303)837-0886

                                 Not Applicable
             (Former name, former address and former fiscal year, if
                          changed since last report.)


Indicate by check mark whether a registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X            No
                             ---              ---

                     INDEX TO GARDEN STATE NEWSPAPERS, INC.

            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996


   Item No.                                                              Page
   --------                                                              ----

                         PART I - FINANCIAL INFORMATION

     1    Financial Statements                                             3

     2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            3

                      PART II - OTHER INFORMATION

     1    Legal Proceedings                                                3

     2    Changes in Securities                                            3

     3    Defaults Upon Senior Securities                                  3

     4    Submission of Matters to a Vote of Security Holders              3

     5    Other Information                                                4

     6    Exhibits and Reports on Form 8-K                                 4

                                     PART I
- --------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page 5 of this Form 10-Q.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page 5 of this Form 10-Q.



                                     PART II
- --------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.


ITEM 2.  CHANGES IN SECURITIES

There were no changes in the rights of security holders during the quarter for which this report is filed.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

   27           Financial Data Schedule


Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1996.



                                   SIGNATURES
- --------------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GARDEN STATE NEWSPAPERS, INC.



Dated: May 14, 1996                  By:  /s/ Joseph J. Lodovic, IV
                                          --------------------------------------
                                          Joseph J. Lodovic, IV
                                          Executive Vice President,
                                          Chief Financial Officer, and
                                          Duly Authorized Officer of Registrant

                          GARDEN STATE NEWSPAPERS, INC.



                         Index to Financial Information



ITEM 1. FINANCIAL STATEMENTS:                                               PAGE
                                                                            ----

        Condensed Consolidated Balance Sheets..............................  6
        Unaudited Condensed Consolidated Statements of Operations..........  8
        Unaudited Condensed Consolidated Statements of Cash Flows..........  9
        Notes to Unaudited Condensed Consolidated Financial Statements..... 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS................................ 13

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 (Unaudited)
                                                                   March 31,       June 30,
                               ASSETS                                1996            1995
                                                                 ------------    ------------
                                                                        (In thousands)
CURRENT ASSETS
  Cash and cash equivalents .................................      $   1,485       $  17,083
  Accounts receivable, less allowance for doubtful
    accounts of $2,066 and $1,931 at March 31, 1996
    and June 30, 1995, respectively .........................         27,183          23,841
  Inventories of newsprint and supplies .....................          6,641           5,238
  Prepaid expenses and other assets .........................          6,239           3,926
                                                                   ---------       ---------
      Total Current Assets ..................................         41,548          50,088

PROPERTY, PLANT AND EQUIPMENT
  Land ......................................................          5,296           4,519
  Buildings and improvements ................................         34,189          25,212
  Machinery and equipment ...................................         90,634          74,086
                                                                   ---------       ---------
      Total Property, Plant and Equipment ...................        130,119         103,817
  Less accumulated depreciation and amortization ............        (52,238)        (46,096)
                                                                   ---------       ---------
      Net Property, Plant and Equipment .....................         77,881          57,721

OTHER ASSETS
  Investment in partnership .................................          6,122           5,759
  Subscriber accounts, less accumulated amortization of
    $54,790 and $48,990 at March 31, 1996 and June 30,
    1995, respectively ......................................         47,143          43,943
  Excess of cost over fair value of net assets acquired, less accumulated amortization of $21,387 and $19,255
    at March 31, 1996 and June 30, 1995, respectively .......        101,613          87,978
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $19,011 and
    $18,553 at March 31, 1996 and June 30, 1995,
    respectively ............................................          4,703           2,488
  Other .....................................................          3,244           2,523
                                                                   ---------       ---------
      Total Other Assets ....................................        162,825         142,691
                                                                   ---------       ---------

TOTAL ASSETS ................................................      $ 282,254       $ 250,500
                                                                   =========       =========


       See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    (Unaudited)
                                                      March 31,        June 30,
            LIABILITIES AND SHAREHOLDER'S DEFICIT       1996             1995
                                                    -----------       -----------
                                                (In thousands, except per share data)
CURRENT LIABILITIES
  Trade accounts payable .......................      $   6,483       $   6,882
  Accrued liabilities ..........................         13,407          16,672
  Unearned income ..............................          7,375           5,863
  Income taxes .................................            578             408
  Current portion of long-term debt and
    capital lease obligations ..................         21,266           5,672
                                                      ---------       ---------
      Total Current Liabilities ................         49,109          35,497

LONG-TERM DEBT AND CAPITAL
  LEASE OBLIGATIONS ............................        238,704         218,175

OTHER LIABILITIES ..............................          8,898           4,596

DEFERRED INCOME TAXES ..........................         13,579          14,284

SHAREHOLDER'S DEFICIT
  Common stock, par value $1.00 per share;
    authorized 1,000 shares; 1,000 shares issued
    and outstanding ............................              1               1
  Additional paid-in capital ...................         78,570          78,570
  Deficit ......................................       (106,607)       (100,623)
                                                      ---------       ---------
      Total Shareholder's Deficit ..............        (28,036)        (22,052)
                                                      ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT ....      $ 282,254       $ 250,500
                                                      =========       =========


       See notes to unaudited condensed consolidated financial statements.

        GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months                    Nine Months
                                                Ended March 31,                 Ended March 31,
                                            -----------------------       ------------------------
                                              1996           1995            1996           1995
                                            --------       --------       ---------       --------
                                                                (In thousands)

OPERATING REVENUES ...................      $ 57,911       $ 51,245       $ 180,937       $156,042

COST AND EXPENSES
  Cost of sales ......................        24,494         19,835          73,211         58,040
  Selling, general, and
   administrative ....................        25,163         22,920          75,237         67,056
  Depreciation and amortization ......         5,226          4,685          15,180         14,202
  Interest expense ...................         6,952          6,488          20,576         19,326
  Other, (net) .......................         1,065            503           2,869          1,165
                                            --------       --------       ---------       --------
    TOTAL COST AND EXPENSES ..........        62,900         54,431         187,073        159,789

GAIN ON SALE OF NEWSPAPER PROPERTY ...            --             --              --          4,153
                                            --------       --------       ---------       --------

INCOME (LOSS) BEFORE INCOME TAXES ....        (4,989)        (3,186)         (6,136)           406

INCOME TAX BENEFIT ...................             4              7             152            225
                                            --------       --------       ---------       --------

NET INCOME (LOSS) ....................      $ (4,985)      $ (3,179)      $  (5,984)      $    631
                                            ========       ========       =========       ========


       See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Nine Months Ended March 31,
                                                                      ---------------------------
                                                                          1996           1995
                                                                      ------------   ------------
                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................      $ (5,984)      $    631
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation and amortization .................................        14,533         13,684
   Gain on sale of newspaper property and other assets ...........           (69)        (4,135)
   Provision for losses on accounts receivable ...................         1,882          1,900
   Amortization of debt discount .................................         1,098          1,303
   Debt issuance cost ............................................         1,092             --
   (Undistributed) distributions in excess of
      partnership earnings .......................................          (364)           173
   Deferred income tax benefit ...................................          (705)          (942)
   Change in operating assets and liabilities, net of current
    assets and liabilities acquired or sold ......................       (12,157)          (258)
                                                                        --------       --------
        NET CASH FLOWS FROM OPERATING ACTIVITIES .................          (674)        12,356

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of newspaper property and other assets ...................            69         14,500
   Purchase of newspaper properties ..............................       (33,215)        (9,309)
   Purchase of machinery and equipment ...........................        (4,470)        (2,667)
                                                                        --------       --------
        NET CASH FLOWS FROM INVESTING ACTIVITIES .................       (37,616)         2,524

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt ....................................        36,300             --
   Debt issuance cost ............................................        (1,092)            --
   Reduction of long-term debt ...................................        (8,869)       (11,657)
   Reduction of non-operating liabilities ........................        (3,647)          (315)
                                                                        --------       --------
        NET CASH FLOWS FROM FINANCING ACTIVITIES .................        22,692        (11,972)
                                                                        --------       --------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ....................................................       (15,598)         2,908
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ......................................................        17,083          8,694
                                                                        --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................      $  1,485       $ 11,602
                                                                        ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid .................................................      $ 25,749       $ 18,682
                                                                        ========       ========
   Income taxes paid .............................................      $    383       $    755
                                                                        ========       ========


       See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Principles of Consolidation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Garden State Newspapers, Inc.'s Annual Report on Form 10-K for the year ended June 30, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996.

    The unaudited condensed consolidated financial statements include the accounts of Garden State Newspapers, Inc. (the "Company" or "Garden State") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Garden State is a wholly owned subsidiary of Affiliated Newspapers Investments, Inc.

Income Taxes

    The effective income tax rate varies from the federal statutory rate primarily because of the nondeductibility of certain expenses.

Seasonality

    Newspaper companies tend to follow a distinct and recurring seasonal pattern, with higher advertising revenues in months containing significant events or holidays. Accordingly, the fourth calendar quarter, or the Company's second fiscal quarter, is the Company's strongest revenue quarter of the year. Due to generally poor weather and lack of holidays, the first calendar quarter, or the Company's third fiscal quarter, is the Company's weakest revenue quarter of the year.

Business Acquisitions

    On August 31, 1995, the Company completed the acquisition of substantially all the assets used in the publication of the Berkshire Eagle, the Brattleboro Reformer and the Bennington Banner, daily newspapers published in Pittsfield, Massachusetts; Brattleboro, Vermont; and Bennington, Vermont, respectively, and the Manchester Journal, a weekly newspaper published in Manchester, Vermont (collectively referred to as "New England Newspapers"). The purchase price consisted of $1.1 million in cash, the assumption of $20.5 million of long-term debt and approximately $2.7 million for a covenant not to compete payable to the prior owners. In addition, the Company assumed a working capital deficit of approximately $1.5 million and an underfunded pension plan liability and other obligations, valued at approximately $8.3 million.

    On March 10, 1996, Garden State acquired substantially all the assets used in the publication of The San Mateo Times, a daily newspaper, and six weekly newspapers published in San Mateo County, California, for approximately $15.0 million, which includes approximately $4.3 million for covenants not to compete payable to prior owners and the assumption of the newspaper's subscription obligations of approximately $0.7 million. San Mateo is located approximately 12 miles from the Company's Alameda Newspaper Group, headquartered in Hayward, California. In addition, the Company purchased accounts receivable and inventories for approximately $1.4 million.

    The New England Newspapers and the San Mateo acquisitions were accounted for as purchases; accordingly, the consolidated financial statements include the operations of the acquired newspapers from September 1, 1995 and March 10, 1996, respectively. The assets acquired and the liabilities assumed have been recorded at their estimated fair market values as of the date of acquisition. These fair market values are based on management's estimates and are subject to change upon the final allocation of purchase price.

NOTE 2: SUBSEQUENT EVENTS

Acquisitions and Dispositions

    On May 1, 1996, Garden State sold the common stock of The Johnstown Tribune Publishing Company, which publishes The Tribune-Democrat, to American Publishing
(1991), Inc. in exchange for $32.6 million in cash and substantially all the assets used in the publication of the following daily and weekly newspapers:

==========================================================================================================================
          Newspaper Location                        Daily Publication                       Weekly Publication
==========================================================================================================================
Bridgeton, New Jersey                    Bridgeton  Evening  News                 None
- --------------------------------------------------------------------------------------------------------------------------
Fort Morgan, Colorado                    Fort  Morgan  Times                      Morgan  Times  Review(a)
- --------------------------------------------------------------------------------------------------------------------------
Sterling, Colorado                       Journal-Advocate                         J. A.  Shopper(a)
- --------------------------------------------------------------------------------------------------------------------------
Lamar, Colorado                          Lamar  Daily  News                       Tri-State  Trader(a)
- --------------------------------------------------------------------------------------------------------------------------
Millville, New Jersey                    Millville  News                          Millville  Shopper  News(a)
- --------------------------------------------------------------------------------------------------------------------------
Sidney, Nebraska                         Sidney  Telegraph                        High  Plains  Shopping  Guide(a)
- --------------------------------------------------------------------------------------------------------------------------
North Adams, Massachusetts               The  Transcript                          The  Transcript  Spotlight(a)
- --------------------------------------------------------------------------------------------------------------------------
Akron, Colorado                          None                                     Akron  News  Reporter(b)
- --------------------------------------------------------------------------------------------------------------------------
Brush, Colorado                          None                                     Brush  News-Tribune(b)
- --------------------------------------------------------------------------------------------------------------------------
Julesburg, Colorado                      None                                     Julesburg  Advocate(b)
==========================================================================================================================

(a) Free Weekly Distribution

(b) Paid Weekly Distribution

    In connection with the above newspaper acquisitions, Garden State assumed non-compete and other long-term obligations with a discounted value of approximately $1.0 million. In addition, Garden State purchased net working capital for approximately $1.1 million. As a result of the exchange, Garden State currently estimates that it will recognize a pre-tax gain of approximately $8.0 million in its fourth quarter.

    Immediately after the purchase of the above described newspapers, Garden State contributed all of the newly acquired assets and liabilities of the Sidney, Nebraska and the Akron, Brush, Fort Morgan, Julesburg, Lamar and Sterling, Colorado, daily and weekly newspapers to a newly formed corporation, Eastern Colorado Publishing Company ("Eastern Colorado"). The common stock of Eastern Colorado was then sold to The Denver Post Corporation, a 60% owned subsidiary of Affiliated Newspapers Investments, Inc., for approximately $15.6 million, including the assumption of $0.2 million of discounted non-compete payments and other long-term obligations associated with the newspapers acquired. No gain or loss was realized on the sale of Eastern Colorado common stock. The sales price of Eastern Colorado was deemed to be fair based on an independent appraisal of the transaction.

    Combined operating revenues for the nine months ended March 31, 1996 for the San Mateo Times, Bridgeton Evening News and The Transcript were $17.6 million. The Johnstown Tribune-Democrat had operating revenues of $13.4 million for the nine months ended March 31, 1996. On a pro forma basis, after giving effect to the acquisition and disposition transactions and excluding the San Mateo Times operating revenue already included in the operating results, operating revenues for the nine months ended March 31, 1996, would have increased $3.4 million had these transactions all occurred on July 1, 1995.

    Proceeds from the sale of The Johnstown Tribune Publishing Company and Eastern Colorado were used to prepay certain amounts on revolving credit agreements, a bank term loan, and the Company's Senior Secured Notes. Prepayments on the revolving credit agreements may be reborrowed subject to future reductions in the revolving commitments.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

Three Months Ended March 31, 1996 and 1995

Revenues

    Revenues increased $6.7 million or 13.0% in the third quarter of fiscal year 1996 as compared to the same quarter of fiscal year 1995. The increase in revenue was primarily attributable to the August 31, 1995 acquisition of the Berkshire Eagle, the Brattleboro Reformer and the Bennington Banner, daily newspapers distributed in Pittsfield, Massachusetts, and Brattleboro and Bennington, Vermont, respectively, and the March 10, 1996 acquisition of the San Mateo Times, a daily newspaper distributed in San Mateo, California, collectively referred to as the "New England Newspapers" and "San Mateo" acquisitions. These acquisitions contributed revenues of $6.7 million in the third quarter of fiscal 1996. Excluding the newspaper operations described above, all the Company's remaining newspapers combined posted flat operating revenues in the third quarter of fiscal 1996 compared to the same quarter of fiscal year 1995.

Cost of Sales

    Cost of sales increased $4.7 million or 23.5% in the third quarter of fiscal 1996 compared to the same quarter of fiscal 1995. Approximately $2.8 million of the increase was attributable to the New England Newspapers and San Mateo acquisitions. Excluding acquisition transactions, cost of sales increased approximately $1.9 million or 9.5%. The increase in cost of sales at existing newspapers was entirely the result of increased newsprint cost associated with a 40% increase in the average price per ton of newsprint for the third quarter of fiscal 1996 compared to the same quarter of fiscal 1995. However, the newsprint price increase was partially offset by a 5,400 ton or 28% decrease in usage at the Company's existing newspapers, associated with the Company's ongoing efforts to conserve newsprint. Excluding newsprint, cost of sales at existing newspapers decreased $0.2 million in the third quarter of fiscal 1996 compared to the same quarter in fiscal 1995.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses increased $2.2 million or 9.8% in the third quarter of fiscal 1996 compared to the same quarter of fiscal 1995. The New England Newspapers and San Mateo acquisitions resulted in SG&A expense increases of approximately $2.6 million. Excluding the acquisition transactions, SG&A expense decreased $0.4 million. The decrease in SG&A expense at existing newspapers was primarily the result of the Company's continuing efforts to control its operating expenses.

Other Expense

    Other expense, net, increased $0.6 million, of which $0.3 million was the result of certain start-up costs incurred in conjunction with the combination and integration of the San Mateo Times operations with those of the Alameda Newspaper Group.

Net Income

    Garden State recorded a net loss of approximately $5.0 million in the third quarter of fiscal 1996 compared to net loss of $3.2 million in the third quarter of fiscal 1995. The increase in the loss was primarily attributable to the $1.0 million increase in interest and depreciation and amortization expense associated with the acquisitions described above and certain start-up costs associated with combining the San Mateo Times operations with the Alameda Newspaper Group.

Nine Months Ended March 31, 1996 and 1995

Revenues

Revenues increased $24.9 million or 16.0% in the first nine months of fiscal year 1996 as compared to the same nine-month period of fiscal year 1995. The increase in revenue was primarily attributable to the November 18, 1994 acquisition of The Gloucester County Times and Today's Sunbeam, daily newspapers distributed in Woodbury and Salem, New Jersey, respectively, and the New England Newspapers and San Mateo acquisitions. Combined, the acquisitions discussed above accounted for a $20.7 million increase in revenues in the first nine months of fiscal 1996. These revenue increases were partially offset by a $0.5 million decline in revenue resulting from the sale of the Bristol Press on August 1, 1994. Excluding the newspaper operations described above, the Company's remaining newspaper operations posted a combined increase in revenues of approximately $4.7 million or 3.0%, with revenue growth at the individual newspapers ranging from 1.0% to 8.8% for the first nine months of fiscal year 1996 compared to the same nine-month period of fiscal year 1995. Adjusting for the one time impact of a newspaper strike in San Francisco, the Company's revenue, on a same newspaper basis, would have grown approximately 3.4% for the first nine months of fiscal 1996. The newspaper strike in San Francisco resulted in advertising expenditures being decreased in the San Francisco market and advertising expenditures being increased in certain surrounding markets, which benefitted revenues of Alameda Newspaper Group in November and December, 1994.

Cost of Sales

    Cost of sales increased $15.2 million or 26.1% in the first nine months of fiscal 1996 compared to the same nine-month period of fiscal 1995. Approximately $8.0 million of the increase was attributable to the aforementioned acquisitions. However, this increase was offset in part by a $0.2 million decrease in cost of sales resulting from the sale of the Bristol Press. Excluding acquisition and disposition transactions, cost of sales increased approximately $7.4 million or 12.8%. The increase in cost of sales at existing newspapers was entirely the result of increased newsprint cost associated with a 46% increase in the average price per ton of newsprint for the first nine months of fiscal 1996 compared to the same nine-month period of fiscal 1995. However, the newsprint price increase was partially offset by a 7,500 ton or 15.0% decrease in usage at the Company's existing newspapers associated with the Company's efforts to conserve newsprint. Excluding newsprint, cost of sales on a same newspaper basis decreased $0.3 million in the first nine months of fiscal 1996 compared to the same nine-month period of fiscal 1995.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses increased $8.2 million or 12.2% in the first nine months of fiscal 1996 compared to the same nine-month period of fiscal 1995. The aforementioned acquisitions resulted in SG&A expense increases of $8.2 million; however, this was in part offset by a $0.3 million reduction in SG&A expense associated with the sale of the Bristol Press. Excluding the acquisition and disposition transactions, SG&A expense increased $0.3 million. The small increase in SG&A expense at the Company's existing newspapers was the result of the Company's continuing efforts to control its operating expenses.

Other Expense

    Other expense, net, increased $1.7 million as a result of writing off approximately $1.1 million of fees and other costs associated with the Company's new term loan and revolving credit facility entered into on August 31, 1995, which was used to refinance debt assumed in the aforementioned August 31, 1995 acquisitions. Other expense also increased $0.3 million as a result of certain start-up costs incurred in conjunction with the combination and integration of the San Mateo Times operations with those of Alameda Newspaper Group.

Net Income

    Garden State recorded a loss of approximately $6.0 million in the first nine months of fiscal 1996; however, after excluding the write-off of fees and other costs associated with the newly issued term loan and revolving credit facility and San Mateo Times start-up costs, Garden State would have recorded an adjusted loss of $4.6 million compared to the first nine months of fiscal 1995 adjusted loss of $3.5 million after excluding the gain on sale of the Bristol Press of $4.2 million. The increase in the loss was primarily attributable to a $2.2 million increase in interest expense and depreciation and amortization expense associated with the aforementioned acquisitions, offset by a $1.5 million increase in operating revenues in excess of increased cost of sales and SG&A expenses. Net income comparisons to prior year were negatively impacted as a result of the estimated one time positive impact of $0.3 million in the Company's second quarter of fiscal 1995, resulting from the San Francisco newspaper strike previously discussed.

FINANCIAL CONDITION AND LIQUIDITY

    Net cash flows from operating activities were approximately $(0.7) million and $12.3 million for the nine months ended March 31, 1996 and 1995, respectively. The decrease in cash flow from operating activities was primarily the result of changes in the operating assets and liabilities of $(12.4) million, $5.6 million of which related to the timing of interest payments. In addition, inventories were higher as a result of higher newsprint prices and tons on hand, which was exacerbated by lower newsprint payables due to tightened credit terms.

    Net cash flows from investing activities were $(37.6) million and $2.5 million for the nine months ended March 31, 1996 and 1995, respectively. The $(40.1) million decrease was a result of the Company receiving a net $5.5 million in proceeds from acquisition and disposition transactions in fiscal 1995 as compared to expenditures of $33.2 million related to the New England Newspapers and San Mateo acquisitions in fiscal 1996. The Company also increased its capital spending by $1.8 million, primarily associated with the previously announced Alameda Newspaper Group press project and press modifications associated with web width reductions.

    Net cash flows from financing activities were $22.7 million and $(12.0) million for the nine months ended March 31, 1996 and 1995, respectively. The increase of $34.7 million was primarily attributable to the Company borrowing $36.3 million in fiscal 1996 associated with the previously discussed acquisitions.

    On May 10, 1996, Garden State and its subsidiary, NJN Investments, Inc., had a combined $43.2 million available for borrowings under revolving credit facilities, excluding approximately $5.2 million in letters of credit outstanding. Approximately $21.3 million of the unused NJN Investments, Inc. revolving credit facility will expire on April 30, 1997, if it is not reborrowed for acquisition purposes. Commitments under the revolving credit facilities will also continue to reduce in accordance with the terms previously disclosed in the June 30, 1995 Form 10-K.

NEAR TERM OUTLOOK

    The steady increase in newsprint prices over the last two years has finally abated, and the Company is beginning to experience some decline in newsprint prices. Management believes that newsprint prices will continue to soften; however, the extent of future price declines is currently unknown. High newsprint prices will continue to negatively affect the Company's earnings into the Company's fourth fiscal quarter, as it depletes its higher priced inventories. The Company expects newsprint price comparisons to remain negative through the first quarter of fiscal 1997, with probable favorable comparisons thereafter based on current prices.

    In conjunction with the Company's efforts to cut costs, it has embarked on, among other things, a project to reduce web widths to 50 inches at its newspapers. This project is being accomplished on a methodical, newspaper-by-newspaper basis after thorough market research. Nine of Garden State's newspapers have been converted through March 31, 1996. Virtually all of Garden State's newspapers are expected to be converted by fiscal year-end. Once all of the Company's newspapers are converted to the 50-inch web width, newsprint consumption will be permanently reduced 7.5% to 9%.

    Based upon current operations, management believes that the Company will have sufficient cash to pay interest when due on outstanding indebtedness and that cash flow from operations, together with the Garden State credit facility and other resources available to the Company, will be adequate to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                          PAGE
- ------                        -------------------                          ----
 27                         Financial Data Schedule