Form 10-K405
period 1996-06-30
GARDEN STATE NEWSPAPERS INC
filed 1996-09-26
CIK 918944

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            --------------------
                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 1996
                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number  _______________

                         GARDEN STATE NEWSPAPERS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                          22-2675173
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

        1560 Broadway, Denver, Colorado                            80202
       (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (303) 837-0886

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

         State the aggregate market value of the voting stock held by non-affiliates, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   N/A

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NONE

         Indicate the number of shares outstanding of each of the registrant's
classes of common stock, as of the close of the latest practicable date.   N/A

         Documents Incorporated by Reference:  NONE

================================================================================

                                     PART I
ITEM 1. BUSINESS

GENERAL

         Garden State Newspapers, Inc. ("the Company" or "Garden State"), a wholly owned subsidiary of Affiliated Newspapers Investments, Inc. ("ANI"), is one of the largest privately held suburban newspaper publishing companies in the United States. Garden State, founded in March 1985 by William Dean Singleton and Richard B. Scudder, currently owns and operates 18 market dominant daily and 41 weekly newspapers in 8 states (including suburban markets in close proximity to the San Francisco Bay area, New York City, Philadelphia, and Washington, D.C.). In general, Garden State's newspapers are positioned in markets with limited or no direct competition for local newspaper advertising, and management believes the Company's markets, taken as a whole, have both population and sales growth potential. The Company's newspapers had a combined daily and Sunday paid circulation of approximately 536,000 and 501,000, respectively, as of March 31, 1996.

         Garden State has grown by emphasizing internal growth at each of its newspapers and by making strategic acquisitions in markets which it believes have above average growth potential and/or which cluster well with existing markets. Historically, management has been able to achieve revenue and operating profit growth as a result of its emphasis on strategic acquisitions, effective marketing programs, operating efficiencies through investments in new technology, and cost control. Management believes that the Company's newspapers are positioned to achieve further internal growth and benefit from future economic growth in the markets in which they operate.

         Management has periodically and may continue to divest newspaper properties at times when management believes the value of such newspapers has been maximized. Management believes it has received premium values from its dispositions to date. Proceeds from dispositions have been generally used to acquire additional newspapers and/or reduce outstanding indebtedness.

         Most suburban and small city daily newspapers, such as the newspapers owned by the Company, have leading or sole positions in the geographic areas they serve. Only a few cities in the United States contain more than one primary daily newspaper, the majority of which are in major metropolitan markets. Additionally, start-ups of new daily newspapers in suburban markets with pre-existing local newspapers are rare. Suburban newspapers address the specific needs of the community by publishing a broad spectrum of local news, as well as advertiser-specific editions, which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities the local newspaper provides a combination of social and economic services in a way in which only it can provide, making it attractive for both consumers and advertisers.

         Sizeable weekly newspapers are generally found in and around metropolitan areas rather than in smaller towns and cities. Suburban weeklies, such as the weekly newspapers operated by the Company's subsidiary, North Jersey Newspaper Company, have several advantages over metropolitan dailies, including a lower cost structure, the ability to publish only on their most profitable days (i.e., one midweek and one weekend day), the ability to more effectively exploit zoned advertising and avoid expensive investments in wire services and syndicated feature material. Zoned advertising permits small merchants, individual classified and other advertisers to advertise solely in their own local areas at a cost lower than that of a full-run metropolitan daily newspaper. Thus, the typical suburban weekly newspaper has a broader advertiser base and does not rely to the same degree as a metropolitan daily on major retailers for advertising revenues.

INDUSTRY BACKGROUND

         Newspaper publishing is the oldest and largest segment of the media industry. Due to a focus on local news, newspapers remain the dominant medium for local advertising and in calendar year 1995 accounted for more than 40% of all local media advertising expenditures. In addition, in calendar year 1995 U.
S. newspaper advertising expenditures reached an all time high of approximately $36.0 billion. Newspapers continue to be the best medium for retail advertising which emphasizes the price of goods, in contrast to television which is generally used for image advertising.

         Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which makes up approximately one-third of newspaper advertising revenues, is the most sensitive to economic improvements or slowdowns as it is primarily affected by the demand for employment, real estate transactions and automotive sales.

RECENT ACQUISITIONS & DISPOSITIONS

         ACQUISITIONS:

         In conjunction with the sale of the Johnstown Tribune Publishing Company (discussed below), the Company acquired substantially all the assets used in the publication of The Transcript and The Evening News, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively.

         In March, 1996, a subsidiary of the Company acquired substantially all the assets used in the publication of the San Mateo Times, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million, including discounted obligations to the seller of approximately $4.3 million and the assumption of newspaper subscription obligations of approximately $0.7 million. San Mateo is located approximately 12 miles from the Company's Alameda Newspaper Group, headquartered in Hayward, California.

         On August 31, 1995, the Company acquired, for approximately $34.6 million, substantially all of the assets used in the publication of The Berkshire Eagle, the Brattleboro Reformer and the Bennington Banner, daily newspapers published in Pittsfield, Massachusetts; Brattleboro and Bennington, Vermont, respectively, and The Manchester Journal, a weekly newspaper published in Manchester, Vermont.

         In February, 1995, a subsidiary of the Company purchased substantially all of the assets used in the publication of five weekly newspapers located in northern New Jersey for approximately $0.5 million.

         On November 18, 1994, a subsidiary of the Company acquired from an affiliate substantially all the assets used in the publication of The Gloucester County Times and Today's Sunbeam, daily newspapers distributed in Woodbury and Salem, New Jersey, respectively, for $9.0 million in cash and the assumption of subordinated debt with a discounted value of $1.9 million which is due to certain shareholders of ANI.

         On May 31, 1994, NJN Investments, Inc. ("NJNI"), a subsidiary of the Company, purchased the assets used in the publication of The Express-Times, a daily newspaper published in Easton, Pennsylvania, and several weekly publications distributed in the same area, for approximately $16.7 million. The purchase price included an obligation to pay, over a three year period, a discounted value of approximately $1.7 million for a covenant not to compete for a period of five years following the close of the transaction.

         DISPOSITIONS:

         On May 1, 1996, the Company sold the common stock of the Johnstown Tribune Publishing Company, which publishes The Tribune-Democrat and two weekly newspapers distributed in and around Johnstown, Pennsylvania, for $32.6 million in cash and the assets of 7 daily newspapers and 9 weekly newspapers valued at $18.0 million. The sale of the Johnstown Tribune Publishing Company resulted in a pre-tax gain of approximately $8.3 million. Immediately upon the completion of the transaction, 4 of the daily and 7 of the weekly newspapers acquired were sold for $15.7 million to The Denver Post Corporation, an affiliate of the Company. No gain or loss was recognized on the sale to The Denver Post Corporation.

         On August 1, 1994, the Company sold substantially all the assets used in the publication of the Bristol Press and three weekly newspapers located in Bristol, Connecticut, and a covenant not to compete for $14.5 million in cash. The sale resulted in a fiscal year 1995 pre-tax gain of approximately $4.2 million.

         On June 27, 1994, a subsidiary of the Company ceased publication of the Ypsilanti Press, a daily newspaper located in Ypsilanti, Michigan, and sold the newspaper's circulation list to a third party for $9.0 million in cash.
The sale resulted in a fiscal year 1994 pre-tax gain of approximately $6.5 million, which is net of assets written down to estimated net realizable value and closing expenses.

OPERATING STRATEGY

         The Company's strategy is to increase revenues and cash flows through geographic clustering; targeted marketing programs; local news leadership; high quality editorial content and presentation; cost control; and strategic technological investments, as described below:

         GEOGRAPHIC CLUSTERING. Management has assembled a group of newspapers which, through clustering of operations and joint venture arrangements with other newspapers in contiguous markets, are able to realize operating efficiencies and economic synergies. These synergies include, but are not limited to, the sharing of management, accounting and production functions. Additionally, clustering enables management to maximize revenues through the cross-selling of advertising among contiguous newspaper markets. As a result of this strategy, management believes that the Company's newspapers are able to obtain higher operating margins than they would otherwise be able to achieve on a stand alone basis.

         TARGETED MARKETING PROGRAMS. Through a strong local presence and active community relations, the Company is able to develop programs to maximize its advertising revenues. The Company utilizes research, demographic studies and zoning (marketing directed to a particular sub-segment of a local area) to develop marketing programs and meet the unique needs of specific advertisers.

         LOCAL NEWS LEADERSHIP. The Company's newspapers generally have the largest local news gathering resources in their markets. Through emphasizing local news, the Company's newspapers generally are able to generate reader loyalty and create franchise value. Because the Company's provision of local news is a unique product in its markets, its newspapers satisfy the demands of both its readers and advertisers.

         HIGH QUALITY EDITORIAL CONTENT AND PRESENTATION. The Company's newspapers are committed to editorial excellence, providing the proper mix of local and national news to effectively serve the needs of their local markets. In addition, the Company's newspapers are generally produced on modern offset presses and are designed to attract readers through attractive layouts and color enhancements.

         COST CONTROL. Each of the Company's newspapers emphasizes cost control with a special focus on managing staffing requirements. At newspapers with collective bargaining units, management strives to enter into long-term agreements with minimal annual increases. In addition, the Company further controls labor costs through investments in state-of-the-art production equipment. Equally important to cost control is newsprint costs. Each of the Company's newspapers benefits from discounted newsprint costs through its relationship with MediaNews Group, Inc. ("MNG", see MediaNews Group, Inc.'s Management of Newspaper Operations) and its buying power. The Company's newspapers buy newsprint from several suppliers, under arrangements covering MNG affiliates, resulting in what management believes are some of the most favorable newsprint prices in the industry. Through MNG, the Company seeks to enter into newsprint purchasing arrangements with its suppliers which delay the adverse affect of newsprint price increases and provide the highest available quantity discounts.

         STRATEGIC TECHNOLOGICAL INVESTMENTS. In the past, MNG has tested the electronic delivery of news and advertising to consumers through a site at The Denver Post, an affiliate of the Company managed by MNG, and at the Alameda Newspaper Group. During fiscal 1996 the Company initiated several new online projects, including: 1) a subscriber based electronic bulletin board (http://www.smctimes.com) at the Alameda Newspaper Group, consisting of local news and information; 2) participation (currently under negotiation) with New Jersey Online (http://www.nj.com), a New Jersey based full service web site containing local news, restaurant information and other local information, as well as advertising; 3) The Denver Post is a member of Career Path, a top 25 market online employment classified system. In addition, The Denver Post has a web site (http://www.denverpost.com) containing some local news and special interest information. While not all of the Company's newspapers currently publish online versions, the majority of the Company's newspapers currently have the capability to deliver electronic versions of all or portions of the newspaper to consumers. However, the majority of the consumers in the Company's markets continue to demand newspapers in the printed form, and management does not anticipate any change in such demand in the foreseeable future. The Company plans to continue exploring the latest technologies and to make economically viable investments so that it is able to respond to the demands of its advertisers and subscribers on a timely basis should their needs change in the future. By being the leading, and in certain instances the sole, provider of local news in most of its markets, management believes that its established franchises should enable the Company to respond to and benefit from any changes in the manner in which information is delivered in the future.

MEDIANEWS GROUP, INC.'S, MANAGEMENT OF NEWSPAPER OPERATIONS

         MNG provides certain corporate services to Garden State and other newspaper companies controlled by Messrs. Singleton and Scudder, which provide the Company the economic efficiencies of sharing corporate overhead with other newspaper companies. Garden State has engaged MNG to operate and manage its business affairs and its newspapers under the terms of a management agreement. MNG, which is owned entirely by Messrs. Singleton and Scudder, allocates its expenses as management fees to each affiliate based upon the amount of time and resources devoted to each affiliate. Management fees are based upon MNG's actual expenses, and MNG earns only a nominal profit.

         Services provided by MNG to the Company include accounting, tax, merger and acquisition, newsprint purchasing, human resource and labor relations, debt administration, budget and operating plan review, cash management and some retail advertising billing services. A significant portion of MNG's time and resources are devoted to the Company's affairs.

         MNG's commitment to editorial quality is an integral part of its overall management strategy. While MNG does not maintain any centralized editorial control over the newspapers it manages, MNG does attempt to maintain high standards for local news coverage by utilizing its extensive contacts, trade reputation and opportunities for career advancement throughout the Company and its affiliates to attract and retain talented editorial personnel.

NEWSPAPER PROPERTIES

ALAMEDA NEWSPAPER GROUP. The Alameda Newspaper Group is located in Alameda County, approximately 20 miles east of San Francisco, California, and publishes six daily newspapers. The Alameda Newspaper Group consists of The Oakland Tribune, The Daily Review, Tri-Valley Herald, The Argus, Alameda Times-Star and San Mateo Times. All the newspapers except the San Mateo Times also publish a Sunday newspaper. These newspapers cover the city of Oakland, California, and five affluent suburban markets located immediately south, southeast and southwest of Oakland in Alameda County and San Mateo County. The Alameda Newspaper Group also publishes The South San Francisco Enterprise Journal, San Bruno Herald, Milbrae Record Progress, Daly City Record/Brisbane Bee, Times Weekend and The Coastside Chronicle on Saturday. The Alameda Newspaper Group had total daily and Sunday paid circulation of approximately 234,000 and 190,000 as of March 31, 1996.

         YORK. York Newspaper Company, a partnership owned 57.5% by York Newspaper, Inc. ("YNI"), a wholly owned subsidiary of Garden State, publishes The York Dispatch, the York Sunday News and The York Daily Record in York, Pennsylvania, approximately 30 miles south of Harrisburg, Pennsylvania. These newspapers are published under the terms of a joint operating agreement ("JOA"). Under the terms of the JOA, all operations, other than news and editorial, are controlled by the partnership. YNI maintains its own editorial staff and produces the editorial content of both The York Dispatch and the York Sunday News.

         The York Newspaper Company also publishes the Weekly Record, a broadsheet-formatted shopper, each Tuesday. The York Newspaper Company had a daily and Sunday paid circulation of approximately 83,000 and 93,000, respectively, as of March 31, 1996.

         NORTH JERSEY NEWSPAPERS COMPANY. North Jersey Newspapers Company is located in Passaic, New Jersey, approximately 15 miles west of New York City, and publishes a morning daily newspaper, The North Jersey Herald & News, seven days a week, and 18 weekly newspapers. The North Jersey Herald & News had a daily and Sunday paid circulation of approximately 53,000 and 43,000, respectively, as of March 31, 1996. The weeklies, most of which are free distribution publications in Bergen, Warren and Passaic Counties, have a midweek and weekend distribution of approximately 500,000 and 70,000, respectively, as of March 31, 1996.

         EASTON. The Express-Times is located in Easton, Pennsylvania, approximately 60 miles south of Philadelphia, Pennsylvania, and publishes a morning newspaper seven days a week. The Express-Times also publishes four weekly newspapers: The Bethlehem Star, The Free Press and The Community Forum, which are distributed in the area surrounding Easton, Pennsylvania. The Express-Times had total daily and Sunday paid circulation of approximately 50,000 and 48,000, respectively, as of March 31, 1996.

         PITTSFIELD. The Berkshire Eagle is located in Pittsfield, Massachusetts, approximately 30 miles southeast of Albany, New York, and publishes a morning newspaper seven days a week. The Berkshire Eagle also publishes a weekly newspaper, The Shopper, a broadsheet shopper circulated free to non-subscribers in Berkshire County. The Berkshire Eagle had total daily and Sunday paid circulation of approximately 30,000 and 35,000, respectively, as of March 31, 1996.

         WOODBRIDGE. The Potomac News is located in Woodbridge, Virginia, approximately 35 miles south of Washington, D.C., and publishes a daily and Sunday newspaper. The Potomac News also publishes two weekly newspapers each Thursday and Friday: the Stafford County Sun and The Market Place. The Potomac News had total daily and Sunday paid circulation of approximately 30,000 and 31,000, respectively, as of March 31, 1996.

         WOODBURY. The Gloucester County Times is located in Woodbury, New Jersey, approximately 15 miles south of Philadelphia, Pennsylvania, and publishes a morning newspaper seven days a week. The Gloucester County Times also publishes The Advertiser, a weekly shopper. The Gloucester County Times had total daily and Sunday paid circulation of approximately 29,000 as of March 31, 1996.

         LAS CRUCES. The Las Cruces Sun-News is located in Las Cruces, New Mexico, approximately 45 miles north of El Paso, Texas, and publishes a morning newspaper seven days a week. The Las Cruces Sun-News also publishes the Vos del Valle, a weekly Spanish language newspaper, and The Shopping Times, a weekly shopper. The Las Cruces Sun-News had total daily and Sunday paid circulation of approximately 29,000 as of March 31 1996.

         BRATTLEBORO. The Brattleboro Reformer is located in Brattleboro, Vermont, approximately 65 miles east of Albany, New York, and publishes a morning newspaper six days a week (Monday through Saturday). The Brattleboro Reformer had daily circulation of approximately 11,000 as of March 31, 1996.

         SALEM. Today's Sunbeam is located in Salem, New Jersey, approximately 35 miles south of Philadelphia, Pennsylvania, and publishes a morning paper seven days a week. Today's Sunbeam had total daily and Sunday circulation of approximately 10,000 as of March 31, 1996.

         BRIDGETON. The Evening News is located in Bridgeton, New Jersey, approximately 40 miles south of Philadelphia, Pennsylvania, and publishes an evening newspaper six days a week. The Evening News had daily circulation of approximately 10,000 as of March 31, 1996.

         NORTH ADAMS. The Transcript is located in North Adams, Massachusetts, approximately 30 miles east of Albany, New York, and publishes a morning newspaper seven days a week. The Transcript had daily circulation of 8,400 at March 31, 1996.

         BENNINGTON. The Bennington Banner is located in Bennington, Vermont, approximately 35 miles east of Albany, New York, and publishes a morning newspaper six days a week (Monday through Saturday). The Bennington Banner also publishes the Manchester Journal, a paid weekly newspaper distributed on Wednesdays in Manchester, Vermont, and The Bennington Shopper, a free weekly shopper. The Bennington Banner had daily circulation of approximately 7,800 as of March 31, 1996.

         GRAHAM. The Graham Leader is located in Graham, Texas, approximately 90 miles northwest of Fort Worth, Texas. The Graham Leader is a biweekly newspaper with total paid circulation of approximately 4,700 as of March 31, 1996. The Graham Leader also publishes the Lake Country Sun and the Lake Country Shopper each Thursday. In addition, the Jacksboro Gazette-News and The Jack County Herald are weekly newspapers published each Monday and Thursday, respectively.

ADVERTISING AND CIRCULATION REVENUES

         Advertising revenues are the largest component of a newspaper's revenues followed by circulation revenues. Advertising rates at each newspaper are based upon market size, circulation, readership, demographic makeup of the market and the availability of alternative advertising media in the marketplace. While circulation revenue is not as significant as advertising revenue, circulation trends can impact the decisions of advertisers and advertising rates.

         Advertising revenue includes RETAIL (local and national department stores, specialty shops and other retailers), NATIONAL (national advertising accounts), and CLASSIFIED advertising (employment, automotive, real estate and personals). The contributions of Retail, National, Classified and Circulation revenue to total revenues for fiscal years 1996, 1995, and 1994 were as follows:

                                  Fiscal year ended June 30,
                         ------------------------------------------
                          1996              1995              1994
                         ------            -------            -----
         Retail           44%                 47%              49%
         National          3                   3                3
         Classified       34                  34               33
         Circulation      16                  14               14
         Other             3                   2                1
                         ---                 ---              ---
                         100%                100%             100%
                         ===                 ===              ===

NEWSPRINT

         Newsprint represents one of the largest costs of producing a newspaper. The Company's newspapers buy newsprint from several suppliers under arrangements covering MNG affiliates, resulting in what management believes are some of the most favorable newsprint prices in the industry. In fiscal years 1996, 1995 and 1994, the Company consumed approximately 62,400, 61,600 and 56,700 tons of newsprint, respectively, and during the same periods incurred newsprint expense of approximately $42.5 million, $30.5 million and $24.9 million, respectively. Newsprint expense as a percentage of revenue for fiscal year 1996, 1995 and 1994 was 18.5%, 14.3% and 13.4%, respectively. Newsprint expense varied between years because of fluctuations in prices and consumption. Newsprint expense as a percentage of revenue increased in fiscal 1996 over fiscal 1995, primarily because of an increase of approximately 37.6% in the average cost per ton of newsprint consumed at all the Company's newspapers combined. The increase between 1995 and 1994 was also due to an increase of approximately 12.8% in the average cost per ton of newsprint.

         As a result of the tightening newsprint supplies, caused by a world-wide increase in demand, the Company's average cost of newsprint increased significantly throughout fiscal 1995 and 1996, peaking in the fourth quarter of fiscal 1996. High inventories at most newspapers, as well as at newsprint mills, resulted in price discounts starting with May, 1996, shipments. Discounts have accelerated over the last few months as inventories have yet to come down appreciably. Management expects that newsprint prices will continue to soften and then stabilize in fiscal year 1997. In fact, newsprint transaction prices in September, 1996, are down approximately 25% off their peak.

         To help offset fiscal 1996 newsprint price increases, the Company initiated a project to convert its presses to 50" web widths which, based on peak fiscal 1996 newsprint prices, would provide permanent annual savings of approximately $4.2 million. The conversion to the 50" web widths started in October, 1995, at North Jersey Newspapers and will be complete at all the Company's newspapers by the end of calendar year 1996. The annual expense savings result in a payback of capital invested in an average of less than six months, based on peak newsprint prices. In markets where the Company has completed its web width reduction, the subscriber and advertiser feedback has been positive.

EMPLOYEE RELATIONS

         The Company employs approximately 2,200 full-time and 1,000 part-time employees. Approximately 200 full-time and 50 part-time employees at subsidiaries are covered by collective bargaining agreements. There has never been a strike or work stoppage against any of the Company's newspapers during the Company's ownership, and the Company believes that its relations with its employees are generally good.

SEASONALITY

         Newspaper companies tend to follow a distinct and recurring seasonal pattern, with higher advertising revenues in months containing significant events or holidays. Accordingly, the fourth calendar quarter, or the Company's second fiscal quarter, is the Company's strongest revenue quarter of the year. Due to generally poor weather and a lack of holidays, the first calendar quarter, or the Company's third fiscal quarter, is the Company's weakest revenue quarter of the year.

COMPETITION

         Each of the Company's newspapers competes to varying degrees with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media for advertising and circulation revenue. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. Garden State's suburban and small city daily newspapers are the dominant news and information source, with strong name recognition in their market and no direct competition from similar daily newspapers published in their markets. As with most small daily newspapers, however, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in Garden State's newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. Garden State's daily newspapers capture the largest share of local advertising as a result of their direct coverage of the market. In addition, management believes advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. Free weekly newspapers generally depend solely upon advertising revenue and the distribution of preprinted advertising circulars.

ITEM 2.  PROPERTY

     The Company's production facilities are, in most cases, complete newspaper and office facilities. The principal operating facilities owned by the Company are located in Hayward, San Mateo and Union City, California; Passaic, Butler, Westwood, Paramus, Bridgeton and Woodbury, New Jersey; Easton and York, Pennsylvania; Pittsfield and North Adams, Massachusetts; Las Cruces, New Mexico; Woodbridge, Virginia; Bennington and Brattleboro, Vermont; and Graham, Texas. Facilities located in Oakland and Pleasanton, California, are operated under long-term leases.

    The Company's management believes that all of its properties are generally well maintained, in good condition and suitable for current operations. All of the Company's equipment is adequately insured.

ITEM 3:  LEGAL PROCEEDINGS

    The Company is involved in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

REGULATION AND ENVIRONMENTAL MATTERS

    Substantially all of the Company's facilities are subject to federal, state and local laws concerning, among other things, emissions to the air, water discharges, handling and disposal of wastes or otherwise relating to protection of the environment. Compliance with these laws has not had, and management does not expect it to have, a material effect upon the capital expenditures, net income or competitive position of the Company. Environmental laws and regulations and their interpretation, however, have changed rapidly in recent years and may continue to do so in the future. Environmental Assessment Reports of the Company's properties have identified historic activities on certain of these properties, as well as current and historic uses of properties in surrounding areas, which may affect the Company's properties and require further study or remedial measures. No material studies or remedial measures are currently anticipated or planned by the Company or required by regulatory authorities with respect to the Company's properties. However, no assurance can be given that existing Environmental Assessment Reports reveal all environmental liabilities, that any prior owner of the Company's properties did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any such property.

    Subsidiaries of the Company which deliver newspapers by second-class mail are required to obtain permits from, and to file an annual statement of ownership with, the United States Postal Service.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    None.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              FISCAL YEARS ENDED JUNE 30,
                                           -----------------------------------------------------------------
                                             1996           1995         1994          1993          1992
                                           --------       --------     --------      --------       --------
                                                                     (IN THOUSANDS)
 INCOME STATEMENT DATA(a):

 Revenues
    Advertising  . . . . . . . . . .       $197,954       $179,268     $159,653      $148,237       $138,623
    Circulation  . . . . . . . . . .         39,930         30,517       25,198        25,642         24,843
    Other  . . . . . . . . . . . . .          7,546          3,260        1,792         1,931          2,668
                                           --------       --------     --------      --------       --------
 Total Revenues  . . . . . . . . . .        245,430        213,045      186,643       175,810        166,134

 Cost of Sales . . . . . . . . . . .         98,469         79,098       68,531        63,930         61,966
 Selling, General and Administrative        100,230         88,847       79,217        76,864         76,284
 Management Fees . . . . . . . . . .          2,008          1,666        1,552         1,402          1,647
 Depreciation and Amortization . . .         21,841         18,710       19,900        21,094         22,716
 Interest Expense  . . . . . . . . .         27,414         25,806       24,623        24,064         27,033

 Income (Loss) Before Income
   Taxes, Cumulative Effect of
   Accounting Change and
   Extraordinary gain  . . . . . . .           (752)           684      (15,253)      (13,794)         8,359
 Net Income (Loss) . . . . . . . . .          1,260          1,048       18,716       (10,992)         8,571

 OTHER FINANCIAL DATA:
 Capital Expenditures  . . . . . . .       $  8,079       $  4,284     $  3,380      $  6,564       $  1,255

 Cash Flow from:
   Operating Activities  . . . . . .          8,658         22,876        7,039         4,971        (10,689)
   Investing Activities  . . . . . .          6,900          1,255       (9,840)      (12,734)        61,388
   Financing Activities  . . . . . .        (28,226)       (15,742)       3,105         7,841        (52,870)
 EBITDA(b) . . . . . . . . . . . . .         44,723         43,434       37,343        33,614         26,237

 BALANCE SHEET DATA:
 Total Assets  . . . . . . . . . . .       $240,759       $250,500     $252,561      $263,073       $256,698
 Long-Term Debt (Excluding
   Current Portion)  . . . . . . . .        199,399        218,175      225,783       225,369        210,551
 Other Long-Term Liabilities and
   Obligations . . . . . . . . . . .          7,728          4,596        3,534        13,622         13,920
 Total Shareholder's Deficit . . . .        (20,792)       (22,052)     (23,100)     (114,847)       (97,583)


- --------------------------------
(footnotes on the following page)

(a) Revenues and operating expenses are affected by the following acquisition and disposition transactions:

    (i) In December, 1991, the Company sold The Herald-Republic, a daily newspaper published in Yakima, Washington, resulting in a pre-tax gain of approximately $33.8 million in fiscal 1992. This newspaper contributed revenues of $7.3 million in fiscal 1992 prior to its disposition.

    (ii) In January, 1992, the Company closed The Daily Journal, a daily newspaper published in Elizabeth, New Jersey, resulting in a pre-tax charge of $3.9 million in fiscal 1992 related to various closing costs and asset write-downs. This newspaper contributed revenues of $2.6 million in fiscal 1992 prior to its closure.

    (iii) In November, 1992, the Company acquired the circulation list and the rights to the name of The Oakland Tribune. Concurrently, the former owner ceased its publication of The Oakland Tribune, and the Company began publishing its own version of The Oakland Tribune, using the existing facilities and resources of the Alameda Newspaper Group. The Oakland Tribune, in its current form, has substantial editorial and advertising overlap with other publications of the Alameda Newspaper Group and, thus, is not run as a stand-alone newspaper. Accordingly, The Oakland Tribune currently has no separate financial statements and, as it was not acquired as a going concern, no meaningful financial results exist for periods prior to the date the Company began its publication.

    (iv) On May 31, 1994, the Company purchased the assets of The Express-Times, which contributed $1.5 million to fiscal 1994 revenues of the Company.

    (v) In June, 1994, the Company closed the Ypsilanti Press, a daily newspaper published in Ypsilanti, Michigan, and sold its circulation list for $9.0 million. The sale resulted in a pre-tax gain of approximately $6.5 million. This newspaper contributed approximately $4.1 million of revenues in fiscal 1994 prior to its disposition.

    (vi) On August 1, 1994, the Company sold substantially all the assets used in the publication of the Bristol Press and three weekly newspapers distributed in and around Bristol, Connecticut, for $14.5 million. The sale resulted in a pre-tax gain of approximately $4.2 million. This newspaper contributed approximately $6.2 million of revenue in fiscal 1994 and $0.5 million of revenue prior to its sale in fiscal 1995.

    (vii) On November 18, 1994, the Company acquired substantially all the assets used in the publication of The Gloucester County Times and Today's Sunbeam, daily newspapers located in Woodbury and Salem, New Jersey, respectively, for $10.9 million. These newspapers contributed approximately $8.4 million of revenues to the Company in fiscal 1995.

    (viii) On August 31, 1995, the Company acquired substantially all the assets used in the publication of The Berkshire Eagle, Bennington Banner and Brattleboro Reformer, daily newspapers published in Pittsfield, Massachusetts; Bennington and Brattleboro, Vermont, respectively, for approximately $34.6 million. These newspapers contributed approximately $21.6 million of revenues in fiscal year 1996.

    (ix) In March, 1996, the Company agreed to acquire substantially all the assets used in the publication of the San Mateo Times, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million. This newspaper contributed approximately $4.0 million of revenue to the Company in fiscal 1996.

    (x) On May 1, 1996, the Company sold the common stock of the Johnstown Tribune Publishing Company which publishes The Tribune-Democrat and two weekly newspapers distributed in and around Johnstown, Pennsylvania, for $50.6 million. The sale resulted in a pre-tax gain of approximately $8.3 million. This newspaper contributed approximately $14.9 million of revenues in fiscal 1996 prior to its sale and approximately $17.4 million in fiscal 1995. In connection with the sale of the Johnstown Tribune Publishing Company described above, the Company acquired The Transcript and The Evening News, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. These newspapers contributed revenue of approximately $1.2 million in fiscal 1996.

(b) EBITDA represents total revenues less cost of sales, selling, general and administrative expense and management fees charged by MNG. Although EBITDA is not a measure of performance calculated in accordance with GAAP, the Company believes that EBITDA is an indicator and measurement of its leverage capacity and debt service ability. EBITDA should not be considered as a measure of profitability, liquidity or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the Company's consolidated financial statements or any other GAAP measure as an indicator of the Company's performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Company's consolidated financial statements. Garden State is a holding company and has no operations or sources of income of its own, and its newspapers are operated through its direct subsidiaries.

OVERVIEW

    The Company is in the business of owning and operating market dominant daily and weekly suburban newspapers. The Company's newspapers derive their revenues primarily from advertising and circulation. The Company's primary operating expenses (before depreciation and amortization) are employee salaries, newsprint, marketing and distribution.

    Since its inception in 1985, the Company has made several leveraged acquisitions. A majority of the value of the assets acquired was allocated to intangible assets, principally subscriber accounts and goodwill, which management believes are generally the most valuable assets of a newspaper. As a result of the amortization expense associated with these intangible assets, as well as the interest expense associated with acquisition indebtedness and preferred stock dividends, the Company has accumulated a significant deficit since its inception. Historical losses have been compounded by a special charge in fiscal 1991 to write-down the value of certain intangible assets. Management anticipated losses in its initial years of operation and believes past losses are not reflective of the Company's current financial condition. In addition, while the Company has operated at a loss in prior years, the Company has a proven ability to increase the value of its newspaper assets as demonstrated through the disposition of 13 newspaper properties for an aggregate realized pre-tax gain of $114.5 million.

    Since July 1, 1993, the Company has completed several strategic transactions that have affected its financial condition and results of operations, as follows:

Fiscal 1996 Transactions

    In May 1, 1996, the Company sold the common stock of the Johnstown Tribune Publishing Company which publishes The Tribune-Democrat, and two weekly newspapers located in Johnstown, Pennsylvania. The sale resulted in a pre-tax gain of approximately $8.3 million in fiscal 1996. The Tribune-Democrat and two weekly newspapers contributed combined revenues of approximately $14.9 million and approximately $17.4 million in fiscal years ended June 30, 1996 and 1995, respectively. In conjunction with the sale, the Company also acquired the assets used in the publication of The Transcript and The Evening News, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. The Transcript and The Evening News contributed $0.5 million and $0.7 million of revenue in fiscal year 1996, respectively.

    In March, 1996, a subsidiary of the Company acquired substantially all the assets used in the publication of the San Mateo Times, a daily newspaper, and five weekly newspapers published in San Mateo County, California. These publications contributed combined revenues of approximately $4.0 million in fiscal year 1996.

    In August, 1995, a subsidiary of the Company purchased substantially all the assets used in the publication of The Berkshire Eagle, Brattleboro Reformer and Bennington Banner, daily newspapers published in Pittsfield, Massachusetts; Brattleboro and Bennington, Vermont, respectively, and the Manchester Journal, a weekly newspaper published in Manchester, Vermont. These publications contributed combined revenues of approximately $21.6 million in fiscal year 1996.

Fiscal 1995 Transactions

    In November, 1994, a subsidiary of the Company purchased substantially all the assets used in the publication of The Gloucester County Times and Today's Sunbeam, daily newspapers published in Woodbury and Salem, New Jersey, respectively. These publications contributed combined revenues of approximately $8.4 million to fiscal 1995.

    In August, 1994, the Company sold substantially all the assets used in the publication of the Bristol Press, and three weekly newspapers located in Bristol, Connecticut. The sale resulted in a pre-tax gain of approximately $4.2 million in fiscal 1995. The Bristol Press and the three weekly newspapers contributed combined revenues of approximately $0.5 million and $6.2 million in fiscal years ended June 30, 1995 and 1994.

Fiscal 1994 Transactions

    In June, 1994, the Company sold the circulation list of the Ypsilanti Press and ceased publication of this daily newspaper previously located in Ypsilanti, Michigan, resulting in a pre-tax gain of approximately $6.5 million in fiscal 1994. This newspaper contributed revenues of approximately $4.1 million in fiscal years ended June 30, 1994.

    In May, 1994, the Company purchased the assets used in the publication of The Express-Times, a daily newspaper published in Easton, Pennsylvania, and five weekly publications distributed in the same geographic area: The Bethlehem Star, The Free Press, The Community Forum, The Star Gazette and The Entertainer. These publications contributed approximately $1.5 million to fiscal 1994 revenues of the Company.

RESULTS OF OPERATIONS

    Set forth below is certain summary historical financial data for fiscal 1996, 1995 and 1994, in each case including the percentage change between fiscal years.

                                                              Summary Historical Financial Data
                                                                    (Dollars in thousands)

                                                FISCAL YEARS ENDED JUNE 30,                FISCAL YEARS ENDED JUNE 30,
                                        -------------------------------------------      --------------------------------
                                           1996             1995            1994         1996 VS. 1995      1995 VS. 1994
                                        -----------      ----------      ----------      -------------      -------------
 Total Revenues  . . . . . . . . .        $245,430        $213,045       $ 186,643           15.2%              14.1%

 Cost of Sales . . . . . . . . . .          98,469          79,098          68,531           24.5               15.4
 Selling, General and
    Administrative . . . . . . . .         100,230          88,847          79,217           12.8               12.1
 Management Fees . . . . . . . . .           2,008           1,666           1,552           20.5                7.3
 Depreciation and
    Amortization . . . . . . . . .          21,841          18,710          19,900           16.7               (6.0)
 Interest Expense  . . . . . . . .          27,414          25,806          24,623            6.2                4.8
 Other . . . . . . . . . . . . . .           4,511           2,387          14,609           (a)                (a)
                                          --------        --------       ---------           ----               ----
    Total Costs and Expenses . . .         254,473         216,514         208,432           17.5%               3.9%

 Net Income  . . . . . . . . . . .           1,260           1,048          18,716           20.2               (a)

- ---------------
 (a) Not meaningful

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

REVENUES

    Revenues increased $32.4 million or 15.2% in fiscal year 1996 as compared to fiscal year 1995. The increase in revenue was primarily attributable to the November 18, 1994, acquisition of The Gloucester County Times and Today's Sunbeam; the August 31, 1995, acquisition of The Berkshire Eagle, Brattleboro Reformer and Bennington Banner ("New England Newspapers"); the March, 1996, acquisition of the San Mateo Times; and the April 30, 1996, acquisition of The Transcript and The Evening News. Combined, the acquisitions discussed above accounted for a $31.7 million increase in revenues in fiscal 1996. These revenue increases were partially offset by a $3.1 million decline in revenue resulting from the sale of the Bristol Press on August 1, 1994, and the sale of the Johnstown Tribune Publishing Company on April 30, 1996. Excluding the newspaper operations described above, the Company's remaining newspaper operations posted a combined increase in revenues of approximately $3.8 million or 2.0%. All of the Company's newspapers were impacted by a soft retail market in the last half of the Company's fiscal year; however, retail advertising at Alameda Newspaper Group and North Jersey Newspapers Company was particularly hard hit because of major retailers filing for bankruptcy and/or store closings in their markets. The Company's newspapers located in the northeastern United States were also affected by the heavy snow in the winter of 1996. While retail advertising declined slightly on a same newspaper basis, the Company experienced 3.9% and 7.5% growth in classified and circulation revenue, respectively. Overall revenue growth, on a same newspaper basis, ranged from 0.4% to 10.2% for fiscal year 1996 compared to fiscal year 1995.

COST OF SALES

    Cost of sales increased $19.4 million or 24.5% in fiscal 1996 compared to fiscal 1995. Approximately $12.3 million of the increase was attributable to the aforementioned acquisitions. However, this increase was offset in part by a $0.8 million decrease in cost of sales resulting from the sale of the Bristol Press and the Johnstown Tribune Publishing Company. Excluding acquisition and disposition transactions, cost of sales increased approximately $7.9 million or 11.1%. The increase in cost of sales at existing newspapers was entirely the result of increased newsprint cost associated with a 43% increase in the average cost per ton of newsprint for fiscal 1996 as compared to fiscal 1995. However, the newsprint price increase was partially offset by an approximate 3,500 ton or 6.0% decrease in usage at the Company's existing newspapers, primarily associated with efforts to conserve newsprint and the conversion to the 50-inch web width at the majority of newspapers during fiscal 1996. Excluding newsprint, cost of sales on a same newspaper basis decreased $0.9 million in fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $11.4 million or 12.8% in fiscal 1996 compared to fiscal 1995. The aforementioned acquisitions resulted in SG&A expense increases of $11.7 million; however, this was in part offset by a $1.3 million reduction in SG&A expense associated with the sale of the Bristol Press and the Johnstown Tribune Publishing Company. Excluding the acquisition and disposition transactions, SG&A expense increased $1.0 million or 1%. The small increase in SG&A expense at the Company's existing newspapers was the result of the Company's continuing efforts to control its operating expenses.

OTHER EXPENSE

    Other expense, net, increased $2.1 million as a result of writing off approximately $1.1 million of fees and other costs associated with the Company's new term loan and revolving credit facility entered into on August 31, 1995, which was used in the aforementioned August 31, 1995, and March, 1996, acquisitions. Other expense also increased $0.3 million as a result of certain start-up costs incurred in conjunction with the combination and integration of the San Mateo Times operations with those of Alameda Newspaper Group.

NET INCOME

    Garden State recorded net income of approximately $1.3 million in fiscal 1996; however, after excluding the gain on the sale of the Johnstown Tribune Publishing Company, the write-off of fees and other costs associated with the newly issued term loan and revolving credit facility and the San Mateo Times start-up costs, Garden State would have recorded an adjusted loss of $5.6 million compared to a fiscal 1995 adjusted loss of $3.1 million after adjusting the loss to exclude the fiscal 1995 gain on sale of the Bristol Press of $4.2 million. The increase in the adjusted net loss is primarily attributable to a $1.9 million decrease in operating profit associated with an increase in newsprint prices and depreciation and amortization expenses and a $1.6 million increase in interest expense primarily associated with current year acquisitions. The change in operating profit and interest expense was offset by a $1.6 million increase in tax benefits, the majority of which is associated with the sale of the Johnstown Tribune Publishing Company.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1995 AND 1994

REVENUES

    Revenues increased $26.4 million or 14.1% in fiscal year 1995 as compared to fiscal year 1994. The increase in revenues is primarily attributable to the May 31, 1994, acquisition of The Express-Times and five weekly newspapers, and the November 18, 1994, acquisition of The Gloucester County Times and Today's Sunbeam which, combined, accounted for a $25.7 million increase in revenues. These revenue increases were partially offset by a $9.7 million decrease in revenues resulting from the sale of the Ypsilanti Press in June of 1994 and the sale of the Bristol Press on August 1, 1994. In addition, revenues at the Company's existing newspapers grew $10.4 million or 5.9%, the majority of which relates to revenue growth at the Company's Alameda Newspaper Group and North Jersey Newspapers Company subsidiaries. Revenue at these subsidiaries, as well as a majority of the Company's subsidiaries, was particularly influenced by strong classified revenue growth.

COST OF SALES

    Cost of sales increased $10.6 million or 15.4% in fiscal 1995 compared to fiscal 1994. Approximately $8.9 million of the increase was attributable to aforementioned acquisitions. However, this increase was offset in part by a $3.7 million decrease in cost of sales as a result of the Ypsilanti Press and the Bristol Press dispositions. Excluding the acquisition and disposition transactions, cost of sales increased approximately $5.4 million or 8.5%. The increase in cost of sales at existing newspapers is primarily the result of increased newsprint costs associated with increased use and newsprint price increases. Combined editorial and production costs also increased in association with higher lineage and circulation.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $9.6 million or 12.1% in fiscal 1995 compared to fiscal 1994. The previously discussed acquisitions caused SG&A expenses to increase $11.8 million; however, this was in part offset by a reduction in SG&A expenses of $5.0 million associated with the Ypsilanti Press and Bristol Press dispositions. Excluding acquisitions and dispositions, SG&A expenses increased $2.8 million or 3.8%. The increase is a result of increased promotion and other operating expenses at the majority of the Company's subsidiaries, generally associated with the Company's efforts to increase circulation and thus advertising revenues.

NET INCOME

    Excluding the gain on the sale of the Bristol Press of $4.2 million, Garden State would have recorded a loss of $3.1 million in fiscal year 1995 compared to a fiscal year 1994 adjusted loss of $7.1 million, which excludes the $6.5 million gain on the sale of the Ypsilanti Press, a $32.2 million extraordinary gain from the exchange of preferred stock and settlement of other obligations and the $12.9 million of debt issuance and restructuring costs. The $4.0 million decrease in the adjusted loss is primarily attributable to an improvement in operating profit of $7.3 million as a result of revenue growth and improved operating margins. Approximately $3.5 million of the improvement in operating profit was attributable to existing newspaper properties and $3.4 million was related to acquired newspapers. The disposal of the Bristol Press and the Ypsilanti Press also contributed to improved operating profits as these newspapers had a combined $(0.4) million operating profit in fiscal year 1994. The improved operating profit was offset by increased interest and other expenses of $1.9 million and a $1.4 million reduction in tax benefits. Tax benefits declined as a result of the Company generating current state and federal taxable income in fiscal year 1995; however, the majority of the state and federal taxable income has been offset by operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    The principal sources of liquidity for the Company and its subsidiaries are existing cash and other working capital, cash flow provided from their operating activities and the borrowing capacity under its revolving credit agreements. The Company's operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. However, inventories at June 30, 1995, were higher than historical averages because of large purchases at the end of fiscal 1995, used to combat rising newsprint costs. At June 30, 1996, inventory levels had returned to normal. In general, the Company's receivables have been collected on a timely basis.

JUNE 30, 1996 COMPARED TO JUNE 30, 1995

    Net cash flows from operating activities were approximately $8.7 million and $22.9 million for fiscal years 1996 and 1995, respectively. The decrease in cash flow from operating activities was primarily the result of negative year-over-year change in the operating assets and liabilities of $11.7 million and increased interest and debt expenses of $2.7 million. The majority of the change was associated with an increase in accounts payable and accrued expenses in 1995 largely caused by a one time $6.1 million increase in accrued interest, combined with an increase in accounts receivable, net of the impact of the acquisition and disposition transactions. A $1.3 million increase in operating profit (excluding depreciation and amortization) partially offset the decline in operating cash flow.

    Net cash flows from investing activities were $6.9 million and $1.3 million for the fiscal years 1996 and 1995, respectively. The $5.6 million increase was a result of the Company receiving a net $5.5 million in proceeds from acquisition and disposition transactions in fiscal 1995 as compared to a net of $13.9 million related to the acquisition of the New England Newspapers and San Mateo and the sale of the Johnstown Tribune Publishing Company in fiscal 1996. The Company also increased capital spending in fiscal 1996 by $3.8 million, primarily associated with the previously announced Alameda Newspaper Group press project and press modifications associated with web width reductions.

    Net cash flows from financing activities were $(28.2) million and $(15.7) million for fiscal years 1996 and 1995, respectively. The decrease of $12.5 million was primarily attributable to the Company prepaying $47.0 million of debt out of proceeds from the sale of the Johnstown Tribune Publishing Company and paying $17.4 million of debt in accordance with the terms of such obligations. Paydowns were offset partially by borrowings of $37.3 million, the majority of which was borrowed in conjunction with the previously discussed New England Newspapers and San Mateo acquisitions.

JUNE 30, 1995 COMPARED TO JUNE 30, 1994

    Cash provided by operating activities was $22.9 million in fiscal year 1995 compared to $7.0 million for 1994, an increase of $15.9 million. The improvement was primarily attributable to the $11.8 million improvement in the year-over-year change in operating assets and liabilities combined with a $7.3 million improvement in operating profit.

    Cash flows from investing activities in fiscal 1995 was $1.3 million compared to $(9.8) million in 1994. Investing activities for fiscal 1995 include $14.9 in proceeds from the sale of the Bristol Press and $9.3 million paid to acquire the assets used in the publication of The Gloucester County Times, Today's Sunbeam and five weekly newspapers located in northern New Jersey. Investing activities for fiscal 1994 include net proceeds of $8.7 million received from the sale of the Ypsilanti Press and $15.6 million paid for The Express-Times. Capital expenditures for fiscal 1995, net of asset sales, were approximately $4.3 million, of which approximately $1.2 million related to the North Jersey Newspapers Company pagination project. Capital expenditures in 1994 of $3.4 million were primarily related to the completion of the Alameda Newspapers Group pagination project.

    Cash flows from financing activities in fiscal 1995 were $(15.7) million compared to $3.1 million in 1994. In fiscal year 1995 the Company used proceeds from the sale of the Bristol Press and other cash to repay $8.0 million under the Company's revolving lines of credit, repaid sellers' notes of approximately $6.0 million and bought out a capital lease obligation for approximately $1.0 million. In fiscal 1994 the Company received net proceeds of $132.7 million from the issuance of long-term debt and $15.5 million in equity contributions from its parent, Affiliated Newspapers Investments, Inc. Proceeds from the issuance of long-term debt, equity contributions and existing cash were used to repay $138.8 million of long-term debt and related prepayment premiums of $6.1 million and to purchase the assets of The Express-Times for $15.0 million.

CAPITAL EXPENDITURES

    The Company has a capital expenditure plan (not including business acquisitions) which includes normal maintenance capital expenditures of approximately $1.2 million for fiscal 1997. In addition, the plan also anticipates expenditures during fiscal 1997 of $4.2 million associated with computer system upgrades, web width reductions at three of the Company's newspapers, and press and mailroom upgrades at several of the Company's newspapers, all of which are expected to improve efficiencies and/or the quality of the newspaper. Management reviews the capital expenditure plan periodically and modifies it as required to meet the Company's current business needs. Capital expenditures related to these projects are expected to be funded either through available cash, proceeds from the sale of certain operating assets and/or borrowings under the Company's line of credit.

    Management anticipates significantly lower capital expenditures on a same newspaper basis in future years as web width reduction, pagination, and press projects will be completed by the end of fiscal 1997, with the possible exception of a press upgrade in Easton, Pennsylvania, and mailroom expansion at the Alameda Newspaper Group, which may not be completed in fiscal 1997.

LIQUIDITY

    As of June, 1996, Garden State and its subsidiary, NJN Investments, Inc. ("NJNI"), had a combined $47.7 million available for borrowings under revolving credit facilities, excluding approximately $5.1 million in letters of credit outstanding. Commitments under the revolving credit facilities will also continue to reduce in accordance with the terms disclosed in the June 30, 1996, notes to the consolidated financial statements.

    The Garden State and NJNI debt instruments contain covenants which, among other things, limit capital expenditures, require the maintenance of certain financial ratios and place limitations on the payment of dividends and other distributions. The Garden State revolving credit facility and the Senior Secured Notes are secured by the stock of Garden State and each of its subsidiaries, as well as substantially all of the assets of the subsidiaries. The NJNI revolving credit facility is secured by the capital stock of NJNI and its subsidiaries.

    Based upon current operations and after consideration of future newsprint price reductions, management believes that the Company will have sufficient cash flows from operations which, combined with the Garden State credit facility and other resources available to the Company, will be adequate to fund scheduled payment of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months.

    The purchase of Garden State's Class A common stock and the Series A and C preferred stock by ANI was financed with debt issued by ANI. The repayment of ANI's debt, which does not have scheduled interest payments until January 1, 2000, is in part dependent upon Garden State's ability to pay dividends to ANI. Garden State's debt agreements discussed above prohibit the payment of dividends to ANI prior to June 30, 1999.

NEAR TERM OUTLOOK

    The Company and its subsidiaries will from time to time consider the acquisition of daily and weekly newspapers, as favorable investment opportunities are identified. In the event an investment opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company to the extent current resources are insufficient.

    The steady increase in newsprint prices over the last two years has finally abated, and the Company is beginning to experience significant declines in newsprint prices. Management believes that newsprint prices will continue to soften and then stabilize during fiscal year 1997; however, the length and extent of future price declines is currently unknown. High newsprint prices continued to negatively affect the Company's earnings into the Company's fourth quarter of fiscal 1996, as it began depleting its higher priced inventories. The Company expects newsprint price comparisons to remain negative through the first quarter of fiscal 1997, with probable favorable comparisons thereafter based on current pricing trends.

    In conjunction with the Company's efforts to cut costs and improve its operating margins, it has embarked on, among other things, a project to reduce web widths to 50 inches at its newspapers. This project is being accomplished on a methodical, newspaper-by-newspaper basis after thorough market research. All but three of Garden State's newspapers have been converted through June 30, 1996. All of Garden State's current newspapers are expected to be converted by the end of calendar year 1996. Once all of the Company's newspapers are converted to the 50-inch web width, newsprint consumption will be permanently reduced at each newspaper by 7.5% to 9%, depending on the web width prior to the conversion.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The response to this item is filed as a separate part of this report (see page
                                     23).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Executive officers and directors of Garden State at June 30, 1996 are as follows:

                 NAME                   AGE             TITLE
                 ----                   ---             -----
 Richard B. Scudder  . . . . . . . .     83     Chairman of the Board and Director
 William Dean Singleton  . . . . . .     45     Vice Chairman, President, Chief Executive Officer
                                                   and Director
 Joseph J. Lodovic, IV . . . . . . .     35     Executive Vice President and Chief Financial Officer
 Anthony F. Tierno . . . . . . . . .     52     Executive Vice President and Chief Operating Officer
 E. Michael Fluker . . . . . . . . .     59     Senior Vice President, Administration
 Nicholas L. Lebra . . . . . . . . .     48     Vice President and Director of Human Resources
 Ronald A. Mayo  . . . . . . . . . .     35     Vice President Finance and Controller
 James L. McDougald  . . . . . . . .     44     Treasurer
 Peter M. Miller . . . . . . . . . .     46     Director

    Each director is elected annually and serves until the next annual meeting of shareholders or until his successor is duly elected and qualified. The directors of Garden State are not compensated for their service as directors. They do, however, receive reimbursement of expenses incurred from the attendance at Board of Directors meetings. The executive officers of Garden State are appointed by and serve at the pleasure of the Board of Directors.

BUSINESS EXPERIENCE

    RICHARD B. SCUDDER has served as Chairman of the Board and a Director of Garden State since 1985.

    WILLIAM DEAN SINGLETON has served as Vice Chairman, President, Chief Executive Officer and a Director of Garden State since 1985.

    JOSEPH J. LODOVIC, IV, has served as Executive Vice President and Chief Financial Officer of Garden State since November, 1993. Prior thereto, he served as Vice President and Treasurer of Garden State from 1989 to 1993.

    ANTHONY F. TIERNO has served as Executive Vice President and Chief Operating Officer of Garden State since November, 1993. Prior thereto, he served as Vice President of Garden State's eastern United States operations from 1987 to 1993. Mr. Tierno has been with Garden State since its inception in 1985.

    E. MICHAEL FLUKER has served as Senior Vice President, Administration, for Garden State since November, 1993. Prior thereto, he served as Executive Vice President and Chief Financial Officer of Garden State from 1989 to November, 1993.

    NICHOLAS L. LEBRA, JR. has served as Vice President and Director of Human Resources of Garden State since 1985.

    RONALD A. MAYO has served as Vice President Finance and Controller since September, 1994. From 1984 to 1994, Mr. Mayo was employed by Ernst & Young LLP, most recently as a Senior Manager.

    JAMES L. MCDOUGALD has served as Treasurer since September, 1994. Prior thereto, he was Controller for Garden State from 1988 to 1994.

    PETER M. MILLER has served as a Director of Garden State since 1985. From 1991 through 1994, Mr. Miller served as Senior Vice President of Marketing of Environmental Technologies Corporation, a subsidiary of Envirotech Systems, Inc. Mr. Miller continues to serve as a director of Environmental Technologies Corporation. Mr. Miller is a son-in-law of Mr. Scudder.

ITEM 11.  EXECUTIVE COMPENSATION

    The business and affairs of the Company are managed by MNG pursuant to the terms of a Management Agreement. MNG allocates its expenses as management fees to the Company and each affiliate based on the amount of time and resources devoted to each affiliate. See "Certain Relationships and Related Transactions
- --MediaNews Group, Inc." The following table sets forth the cash compensation paid or payable to Mr. Singleton and any executive officer whose direct or allocated cash compensation exceeded $100,000 for services rendered to the Company in fiscal 1996.

                                                                                           ANNUAL COMPENSATION
 NAME AND                                                                 FISCAL      ------------------------------
 PRINCIPAL POSITION                                                        YEAR         SALARY                BONUS
 ------------------                                                        ----       ----------             -------
 William Dean Singleton(a) . . . . . . . . . . . . . . . . . . . . .        1996      $ 100,000          $  80,000
 Vice Chairman, President and                                               1995        100,000            100,000
   Chief Executive Officer                                                  1994        100,000             80,000

 Joseph J. Lodovic, IV(b)  . . . . . . . . . . . . . . . . . . . . .        1996      $ 125,550                 --
 Executive Vice President,
   Chief Financial Officer

 Anthony F. Tierno(b)  . . . . . . . . . . . . . . . . . . . . . . .        1996      $ 192,503          $   2,500
 Executive Vice President                                                   1995        152,816             12,500
   and Chief Operating Officer

- -------------------
    (a) Compensation paid by Garden State to Mr. Singleton under his Garden State Employment Agreement is offset against any compensation paid to him by any other subsidiaries of ANI, which compensation has been, and may continue to be, significant.
    (b)  In fiscal 1995 and 1994 allocated compensation did not exceed
         $100,000.

EMPLOYMENT AGREEMENTS

    No executive officer of the Company has an employment agreement with the Company except Mr. Singleton. Under the terms of his employment agreement with Garden State, which was amended and renewed effective June 30, 1996 (the "Employment Agreement"), Mr. Singleton is entitled to receive cash compensation at an annual rate of not less than $550,000 (of which Garden State is obligated to pay a portion), subject to annual review and adjustment by the Board of Directors of Garden State. In addition, Mr. Singleton is entitled to receive a bonus of up to $100,000 for each fiscal year based on a comparison of actual profits of Garden State to budgeted profits during such fiscal year. The Employment Agreement expires by its terms on June 30, 2001, but will be automatically renewed for successive one-year terms unless Garden State or Mr. Singleton gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. The Employment Agreement contains a five-year non-compete covenant for all counties and geographical areas in which newspapers are owned or circulated by Garden State or its subsidiaries (currently or in the future).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Decisions regarding annual compensation of executives in excess of $175,000 are made by the Board of Directors of Garden State. In addition, the Board of Directors of Garden State is responsible for approving Mr. Singleton's Employment Agreement, including his compensation. The Board of Directors of Garden State does not have a Compensation Committee. Compensation of executive officers of MNG, who are also executive officers of the Company, is approved by Mr. Singleton. See "Certain Relationships and Related Transactions -- MediaNews Group, Inc."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The authorized capital stock of Garden State consists of 1,000 shares of common stock, all of which are held by Affiliated Newspapers Investments, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MEDIANEWS GROUP, INC.

    Garden State has engaged MNG to operate and manage the business and affairs of its newspapers under the terms of a Management Agreement. MNG, which is owned entirely by Messrs. Singleton and Scudder, also manages other affiliated newspapers. All of the executive officers of MNG are also executive officers of the Company, and compensation of the executive officers of the Company, with the exception of Mr. Singleton whose compensation is paid as described under "Executive Compensation," are paid by MNG. The Company believes that the salaries paid to its executive officers, through either Garden State or MNG, are not greater than those which would be paid to executives of an unaffiliated management company. Pursuant to the Management Agreement, MNG allocates its expenses as management fees to each affiliate based on the amount of time and resources devoted to each affiliate. The weighted average of the salary allocations is then used to apportion general overhead of MNG, such as office rent and related operating expenses. MNG is also party to a consulting agreement, renewable annually, with Mr. Scudder which requires annual payments of $150,000. Costs related to such agreement are included in MNG's expenses and, thus, are included in the management fee allocation discussed above.

    The Company reimburses MNG for any expenses directly incurred by MNG on behalf of the Company that are not included in the management fee. For fiscal 1996 the Company paid approximately $2.0 million to MNG in management fees. The Company believes that the management fees paid to MNG are not greater than the costs the Company would expect to bear to obtain these services elsewhere.

    MNG does not own and does not expect to own any interest in the Company, nor has MNG made any direct capital investment in the Company. While MNG's principal business is the management of newspaper operations, the Company does not believe its success is dependent on MNG. If the Management Agreement should terminate, management believes the Company could obtain management services from other sources, including current employees of MNG.

TAX SHARING AGREEMENT

    ANI and Garden State are part of the same affiliated group and file consolidated returns for federal income tax purposes. ANI and Garden State entered into a tax sharing agreement (the "Tax Sharing Agreement") to determine the manner in which the members of the consolidated group will share federal income tax benefits and costs. Pursuant to the Tax Sharing Agreement, the income tax liability of Garden State and any of Garden State's consolidated subsidiaries is computed separately from ANI on a consolidated return basis.
If income tax is due from Garden State and its consolidated subsidiaries, Garden State will pay the amount of the tax as a tax sharing payment to ANI.
In the event that Garden State's federal income tax is reduced due to a net operating loss or credit carryback under applicable federal income tax law, it will receive credit for the amount of such reduction from ANI. This credit amount(s) will be carried on ANI's financial records as an amount payable to Garden State, which credit Garden State will be able to utilize to offset future obligations to make tax sharing payments to ANI. Under the terms of the Tax Sharing Agreement, Garden State will receive the benefit of loss carryforwards which it generates. Similar principles will apply under the Tax Sharing Agreement for state and local income tax purposes. Although the payments of dividends by Garden State are restricted under the terms of its debt instruments, Garden State will be permitted under those agreements to make tax sharing payments.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)    Financial Statements

    1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditors is filed as a part of this Report (see page
         23).

    2.   Financial Statement Schedules

         The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditors is filed as part of the Report (see page 23).

    3.   Exhibits

         The Exhibits listed in the accompanying index to exhibits are filed as a part of this annual report. (See page 44).

  (b)    Reports on Form 8-K

         The Company filed a Form 8-K on May 15, 1996, regarding the sale of The Johnstown Tribune Publishing Company on May 1, 1996.

                         GARDEN STATE NEWSPAPERS, INC.
                           ITEMS 8, 14(A) (1) AND (2)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                  COVERED BY REPORTS OF INDEPENDENT AUDITORS

  The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

GARDEN STATE NEWSPAPERS, INC.
                                                                           PAGE
                                                                           ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . .   24
Consolidated Balance Sheets as of June 30, 1996
  and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
Consolidated Statements of Operations for the
 Years Ended June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . .   27
Consolidated Statements of Changes in Shareholder's Deficit for the
 Years Ended June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . .   28
Consolidated Statements of Cash Flows for the Years Ended
 June 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .   29
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .   30


  The following financial statement schedule of the registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

Schedule II      Valuation and Qualifying Accounts  . . . . . . . . . . .   42

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

  Garden State Investments, Inc. ("GSI"), a wholly owned subsidiary of Garden State, is a holding company and has no assets of its own other than the stock of its subsidiaries, and all its subsidiaries are not restricted from paying dividends. Because GSI is the sole asset of Garden State, the consolidated financial statements of GSI are identical to the consolidated financial statements of Garden State included elsewhere herein. In addition, the capital structure of GSI is identical to that of Garden State. Accordingly, the Company does not believe that separate consolidated financial statements of GSI would be meaningful. Consequently, separate consolidated financial statements of GSI are not included herein.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Garden State Newspapers, Inc.


     We have audited the accompanying consolidated balance sheets of Garden State Newspapers, Inc. and subsidiaries (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholder's deficit, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule
II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garden State Newspapers, Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ ERNST & YOUNG LLP
                                        -------------------------------------
                                                 ERNST & YOUNG LLP

Denver, Colorado
September 4, 1996

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                               June 30,
                                                                                    -----------------------------
                                                                                      1996                 1995
                                                                                    ---------            --------
                                                                                            (In thousands)
                                    ASSETS
 CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .        $   4,415            $ 17,083
   Trade accounts receivable, less allowance for doubtful accounts of
    $2,426 and $1,931 at June 30, 1996 and 1995, respectively  . . . . . . .           24,888              21,626
   Receivable from affiliates  . . . . . . . . . . . . . . . . . . . . . . .            1,523               1,509
   Other receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,201                 706
   Inventories of newsprint and supplies . . . . . . . . . . . . . . . . . .            3,966               5,238
   Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .            2,780               3,926
                                                                                    ---------            --------
      TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .           38,773              50,088

 PROPERTY, PLANT AND EQUIPMENT
   Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,168               4,519
   Buildings and improvements  . . . . . . . . . . . . . . . . . . . . . . .           32,687              25,212
   Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . .           87,522              74,086
                                                                                    ---------            --------
        Total Property, Plant and Equipment  . . . . . . . . . . . . . . . .          125,377             103,817
   Less accumulated depreciation and amortization  . . . . . . . . . . . . .           50,027              46,096
                                                                                    ---------            --------
        Net Property, Plant and Equipment  . . . . . . . . . . . . . . . . .           75,350              57,721

 OTHER ASSETS
   Investment in partnership . . . . . . . . . . . . . . . . . . . . . . . .            6,369               5,759
   Subscriber accounts, less accumulated amortization of
     $48,594 and $48,990 at June 30, 1996 and 1995, respectively . . . . . .           44,220              43,943
   Excess of cost over fair value of net assets acquired, less accumulated amortization of $13,267 and $19,255 at
     June 30, 1996 and 1995, respectively  . . . . . . . . . . . . . . . . .           65,715              87,978
   Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $19,673 and
     $18,553 at June 30, 1996 and 1995, respectively . . . . . . . . . . . .            8,461               2,488
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,871               2,523
                                                                                    ---------            --------
      TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .          126,636             142,691
                                                                                    ---------            --------


 TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 240,759            $250,500
                                                                                    =========            ========

                See notes to consolidated financial statements.

                                                                                                   June 30,
                                                                                        ----------------------------
                                                                                          1996               1995
                                                                                        ---------          ---------
                                                                                           (In thousands, except
                                                                                                 share data)
                LIABILITIES AND SHAREHOLDER'S DEFICIT
 CURRENT LIABILITIES
    Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . .                $   5,884          $   6,882
    Accrued employee compensation  . . . . . . . . . . . . . . . . . . .                    4,498              4,808
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . .                    8,114              8,698
    Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . .                    5,562              3,166
    Unearned income  . . . . . . . . . . . . . . . . . . . . . . . . . .                    7,048              5,863
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      373                408
    Current portion of long-term debt and
       obligations under capital leases  . . . . . . . . . . . . . . . .                   11,190              5,672
                                                                                        ---------          ---------
      TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . .                   42,669             35,497

 OBLIGATIONS UNDER CAPITAL LEASES  . . . . . . . . . . . . . . . . . . .                    7,520              7,391

 LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  191,879            210,784

 OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .                    7,728              4,596

 DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .                   11,755             14,284

 SHAREHOLDER'S DEFICIT
   Common stock, par value $1.00 per share; authorized 1,000
     shares; 1,000 shares issued and outstanding . . . . . . . . . . . .                        1                  1
   Additional paid-in-capital  . . . . . . . . . . . . . . . . . . . . .                   78,570             78,570
   Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (99,363)          (100,623)
                                                                                        ---------          ---------
      TOTAL SHAREHOLDER'S DEFICIT  . . . . . . . . . . . . . . . . . . .                  (20,792)           (22,052)
                                                                                        ---------          ---------





 TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT . . . . . . . . . . . . . .                $ 240,759          $ 250,500
                                                                                        =========          =========

                 See notes to consolidated financial statements

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Fiscal Years Ended June 30,
                                                                            ----------------------------------------
                                                                              1996          1995             1994
                                                                            --------       --------         --------
                                                                                        (In thousands)
 REVENUES
   Advertising . . . . . . . . . . . . . . . . . . . . . . .                $197,954       $179,268         $159,653
   Circulation . . . . . . . . . . . . . . . . . . . . . . .                  39,930         30,517           25,198
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .                   7,546          3,260            1,792
                                                                            --------       --------         --------
       TOTAL REVENUES  . . . . . . . . . . . . . . . . . . .                 245,430        213,045          186,643

 COSTS AND EXPENSES
   Cost of sales . . . . . . . . . . . . . . . . . . . . . .                  98,469         79,098           68,531
   Selling, general and administrative . . . . . . . . . . .                 100,230         88,847           79,217
   Management fees . . . . . . . . . . . . . . . . . . . . .                   2,008          1,666            1,552
   Depreciation and amortization . . . . . . . . . . . . . .                  21,841         18,710           19,900
   Interest expense  . . . . . . . . . . . . . . . . . . . .                  27,414         25,806           24,623
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .                   4,511          2,387           14,609
                                                                            --------       --------         --------
       TOTAL COSTS AND EXPENSES  . . . . . . . . . . . . . .                 254,473        216,514          208,432

 GAIN ON SALE OF NEWSPAPER PROPERTY  . . . . . . . . . . . .                   8,291          4,153            6,536
                                                                            --------       --------         --------

 INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY GAINS . . . . . . . . . . . . . . . . .                    (752)           684          (15,253)
 INCOME TAX BENEFIT  . . . . . . . . . . . . . . . . . . . .                   2,012            364            1,781
                                                                            --------       --------         --------

 INCOME (LOSS) BEFORE EXTRAORDINARY
   GAINS . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,260          1,048          (13,472)

 EXTRAORDINARY GAINS . . . . . . . . . . . . . . . . . . . .                      --             --           32,188
                                                                            --------       --------         --------

 NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . .                   1,260          1,048           18,716

 ACCRETION OF DIVIDENDS ON
   PREFERRED STOCK . . . . . . . . . . . . . . . . . . . . .                      --             --           (5,539)
                                                                            --------       --------         --------

 NET INCOME APPLICABLE TO
   COMMON STOCK  . . . . . . . . . . . . . . . . . . . . . .                $  1,260       $  1,048         $ 13,177
                                                                            ========       ========         ========

                See notes to consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT


                                                                   ADDITIONAL                              TOTAL
                                                   COMMON           PAID-IN-                            SHAREHOLDER'S
                                                   STOCK             CAPITAL             DEFICIT           DEFICIT
                                                   -----           -----------         -----------     ---------------
                                                                             (In thousands)
 BALANCE AT JUNE 30, 1993  . . . . . . . .           $1              $    --       $ (114,848)           $(114,847)
   Net income  . . . . . . . . . . . . . .           --                   --           18,716               18,716
   Equity contribution . . . . . . . . . .           --               78,570               --               78,570
   Dividends on preferred stock  . . . . .           --                   --           (5,539)              (5,539)
                                                     --              -------       ----------            ---------
 BALANCE AT JUNE 30, 1994                             1               78,570         (101,671)             (23,100)
   Net income  . . . . . . . . . . . . . .           --                   --            1,048                1,048
                                                     --              -------       ----------            ---------
 BALANCE AT JUNE 30, 1995  . . . . . . . .            1               78,570         (100,623)             (22,052)
   Net income  . . . . . . . . . . . . . .           --                   --            1,260                1,260
                                                     --              -------       ----------            ---------
 BALANCE AT JUNE 30, 1996  . . . . . . . .           $1              $78,570       $  (99,363)           $ (20,792)
                                                     ==              =======       ==========            =========

                See notes to consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended June 30,
                                                                            ----------------------------------------
                                                                              1996           1995            1994
                                                                            --------        --------        --------
                                                                                       (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income  . . . . . . . . . . . . . . . . . . . . . . . . .          $  1,260        $  1,048        $ 18,716
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . .            21,261          18,020          19,159
       Gain on sale of newspaper assets  . . . . . . . . . . . . .            (8,621)         (4,137)         (6,536)
       Provision for losses on accounts receivable . . . . . . . .             2,510           2,876           2,006
       Amortization of debt discount   . . . . . . . . . . . . . .             1,696           1,577           1,549
       Debt issue cost and repurchase premiums . . . . . . . . . .             1,092              --          12,982
       Undistributed partnership earnings  . . . . . . . . . . . .              (610)            (28)             29
       Deferred income tax benefit . . . . . . . . . . . . . . . .            (2,529)           (793)         (2,037)
       Extraordinary gains . . . . . . . . . . . . . . . . . . . .                --              --         (32,188)
       Change in operating assets and liabilities:
         Increase in accounts receivable . . . . . . . . . . . . .            (3,403)         (2,150)         (2,110)
         (Increase) decrease in inventories  . . . . . . . . . . .             1,799          (2,469)            825
         (Increase) decrease in prepaid expenses and
          other assets . . . . . . . . . . . . . . . . . . . . . .              (558)            717            (775)
         Increase (decrease) in accounts payable and
           accrued liabilities . . . . . . . . . . . . . . . . . .            (5,047)          4,880          (4,581)
         Increase (decrease) in unearned income  . . . . . . . . .                22           1,504             (63)
         Decrease in affiliate account balances  . . . . . . . . .               303             701             292
         Change in other assets and liabilities  . . . . . . . . .              (517)          1,130            (229)
                                                                            --------        --------        --------
     NET CASH FLOWS FROM OPERATING ACTIVITIES  . . . . . . . . . .             8,658          22,876           7,039

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of newspaper property and other assets . . . . . . . . .            50,647          14,864           9,122
     Business acquisitions . . . . . . . . . . . . . . . . . . . .           (35,668)         (9,325)        (15,582)
     Purchase of machinery and equipment . . . . . . . . . . . . .            (8,079)         (4,284)         (3,380)
                                                                            --------        --------        --------
     NET CASH FLOWS FROM INVESTING ACTIVITIES  . . . . . . . . . .             6,900           1,255          (9,840)

 CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of long-term debt, net . . . . . . . . . . . . . . .            37,300              --         132,691
     Equity contribution . . . . . . . . . . . . . . . . . . . . .                --              --          15,535
     Reduction of long-term debt . . . . . . . . . . . . . . . . .           (60,240)        (14,007)       (138,780)
     Reduction of non-operating liabilities  . . . . . . . . . . .            (4,194)         (1,735)           (225)
     Debt issuance cost and repurchase premiums  . . . . . . . . .            (1,092)             --          (6,116)
                                                                            --------        --------        --------
     NET CASH FLOWS FROM FINANCING ACTIVITIES  . . . . . . . . . .           (28,226)        (15,742)          3,105
                                                                            --------        --------        --------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . .
                                                                             (12,668)          8,389             304
 CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR  . . . . . . . . . . . . . . . . . . . . . .
                                                                              17,083           8,694           8,390
                                                                            --------        --------        --------
 CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . .
                                                                            $  4,415        $ 17,083        $  8,694
                                                                            ========        ========        ========

                See notes to consolidated financial statements.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Garden State Newspapers, Inc. (the "Company" or "Garden State"), Garden State Investments, Inc. ("GSI") and its subsidiaries. All intercompany accounts have been eliminated. The Company is a wholly owned subsidiary of Affiliated Newspapers Investments, Inc. ("ANI").

OPERATING AGENCY

  One of the Company's subsidiaries is a participant in a joint operating agency. The joint operating agency performs the production, sales, distribution and administrative functions for the subsidiary and another newspaper publishing company under a joint operating agreement. The Company includes its prorata portion of the revenues and expenses generated by the operations of the agency on a line-by-line basis in its consolidated statements of operations (see Note 2).

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

  Inventories, which largely consist of newsprint, are valued at the lower of cost or market. Cost is generally determined using the first-in, first-out method.

PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment are recorded at cost. Buildings and machinery and equipment are depreciated using the straight-line method over the expected useful lives of individual assets.

INTANGIBLE ASSETS

  Intangible assets acquired are recorded at their estimated fair values as of the date of acquisition. The excess of cost over fair value of net assets acquired is being amortized using the straight-line method over a period of 40 years. Subscriber accounts are amortized using the straight-line method over periods ranging from 7 to 18 years, with a weighted average remaining life based on the dates of acquisitions of 12 years. Other intangibles recognized are being amortized using the straight-line method, generally over periods not exceeding 10 years.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

LONG-LIVED ASSETS

  The carrying value of long-lived assets is reviewed annually; if at any time the facts or circumstances at any of the Company's individual newspaper operations indicate impairment of long-lived asset values, as a result of a continual decline in performance or as a result of fundamental changes in a newspaper's market, a determination is made as to whether the carrying value of the newspaper's long-lived assets exceeds estimated realizable value. For purposes of this determination, estimated realizable value is evaluated based on values placed on comparable newspaper properties, generally based on a multiple of revenue and operating profit (before depreciation and amortization).

DEBT DISCOUNT

  Debt discount is amortized in a manner which results in a constant rate of interest over the life of the related debt.


INCOME TAXES

  The Company files a consolidated tax return with its parent, ANI; however, the Company accounts for income taxes on a separate return basis utilizing the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to differences between the financial statement carrying amount and the tax bases of existing assets and liabilities.

USE OF ESTIMATES

  The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.


NOTE 2:  INVESTMENT IN PARTNERSHIP

  Effective March, 1990, York Newspapers, Inc. ("YNI"), a subsidiary of the Company, entered into a general partnership: York Newspaper Company or (the "Agency"), with York Daily Record, Inc. ("YDR"). YNI, YDR and the Agency entered into a joint operating agreement under which the Agency is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. The Agency publishes The York Dispatch, a daily evening paper, The York Daily Record, a daily morning paper, and the York Sunday News. YNI has a 57.5% interest in the Agency. YNI's investment in the Agency is recorded in the accompanying balance sheets under the equity method. The Company's investment in the Agency, which originally represented the net book value of assets and liabilities contributed to the Agency, was approximately $6.4 million and $5.8 million at June 30, 1996 and 1995, respectively. The Agency made cash distributions to YNI in the amount of $4.9 million, $4.8 million and $4.4 million in fiscal years 1996, 1995 and 1994.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2:  INVESTMENT IN PARTNERSHIP (CONTINUED)

  The Company is not currently responsible for any liabilities of the Agency, contingent or otherwise. Management believes that the Agency is well capitalized and does not anticipate the Agency requiring any capital contributions from its partners in the near future.

  In September, 1996, the Company signed a call/put agreement under which YNI can purchase YDR's interest in the agency or YDR can put its interest in the Agency to YNI. The call and put price is $32.0 million and $25.0 million, respectively, and is adjusted annually based on changes in the consumer price index (not to exceed 2-1/2%). The call option may be exercised on January 1, 2004 and expires on January 1, 2005. The put may be exercised at any time after the expiration of the call through June 30, 2008.


NOTE 3: ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

  In conjunction with the sale of the Johnstown Tribune Publishing Company described below, the Company acquired substantially all the assets used in the publication of The Transcript and The Evening News, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. In conjunction with acquiring the assets of The Evening News, the Company also assumed $0.8 million of payments due on non-competition agreements.

  In March, 1996, the Company acquired substantially all the assets used in the publication of the San Mateo Times, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million, including obligations to the seller of approximately $4.3 million and the assumption of newspaper subscription obligations of approximately $0.7 million.

  On August 31, 1995, the Company completed the acquisition of substantially all the assets used in the publication of The Berkshire Eagle, the Brattleboro Reformer and the Bennington Banner, daily newspapers published in Pittsfield, Massachusetts; Brattleboro, Vermont; and Bennington, Vermont, respectively, and the Manchester Journal, a weekly newspaper published in Manchester, Vermont (collectively referred to as "New England Newspapers"). The purchase price consisted of $1.1 million in cash, the assumption of $20.5 million of long-term debt and approximately $2.7 million for a covenant not to compete payable to the prior owners. In addition, the Company assumed a working capital deficit of approximately $2.0 million and an underfunded pension plan liability and other obligations, valued at approximately $8.3 million. Assuming the New England Newspapers acquisition had occurred on July 1, 1994, unaudited pro forma revenues and net income for fiscal year 1995 would have been $239.1 million and $2.0 million, respectively. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the New England Newspapers acquisition been consummated as of July 1, 1994, nor are they necessarily indicative of future operating results.

  On November 18, 1994, a subsidiary of the Company purchased substantially all the assets used in the publication of The Gloucester County Times and Today's Sunbeam, daily newspapers distributed in Woodbury and Salem, New Jersey, respectively, from an affiliate of the Company. The assets were purchased for $9.0 million in cash plus the assumption of a $1.9 million discounted note payable to certain of ANI's shareholders. The purchase price was based on the fair market value of the assets acquired, determined by an independent appraisal of the assets.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3: ACQUISITIONS AND DISPOSITIONS (CONTINUED)

  In February, 1995, North Jersey Newspapers Company purchased substantially all the assets used in the publication of five weekly newspapers located in northern New Jersey for approximately $0.5 million.

  On May 31, 1994, NJN Investments, Inc. ("NJNI"), a subsidiary of the Company, purchased the assets used in the publication of The Express-Times, a daily newspaper published in Easton, Pennsylvania, and several weekly publications distributed in the same area, for approximately $16.7 million. The purchase price includes an obligation to pay, over a three year period, a discounted value of $1.7 million for a covenant not to compete for a period of five years following the close of the transaction.

  All the acquisitions described above were accounted for as purchases. Accordingly, the results of their operations were included since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair market value at the date of acquisition. The fair values of the newspapers acquired in fiscal 1996 are based on management's best estimate and are subject to change in the final allocation of the purchase price. The excess of cost over fair value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 years, respectively.

DISPOSITIONS

  On May 1, 1996, Garden State sold the common stock of The Johnstown Tribune Publishing Company, which publishes The Tribune-Democrat, to American Publishing (1991), Inc. in exchange for $32.6 million in cash and substantially all the assets used in the publication of the following daily and weekly newspapers:

Newspaper Location             Daily Publication          Weekly Publication
- --------------------------     ----------------------     -------------------------------
Bridgeton, New Jersey          Bridgeton Evening News     None

Fort Morgan, Colorado          Fort Morgan Times          Morgan Times Review(a)

Sterling, Colorado             Journal-Advocate           J. A. Shopper(a)

Lamar, Colorado                Lamar Daily News           Tri-State Trader(a)

Millville, New Jersey          Millville News             Millville Shopper News(a)

Sidney, Nebraska               Sidney Telegraph           High Plains Shopping Guide(a)

North Adams, Massachusetts     The Transcript             The Transcript Spotlight(a),(c)

Akron, Colorado                None                       Akron News Reporter(b)

Brush, Colorado                None                       Brush News-Tribune(b)

Julesburg, Colorado            None                       Julesburg Advocate(b)

- ---------------
(a) Free weekly distribution
(b) Paid weekly distribution
(c) Discontinued after purchase

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3:  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

  In connection with the above newspaper acquisitions, Garden State assumed non-compete and other long-term obligations with a discounted value of approximately $1.0 million. In addition, Garden State purchased net working capital for approximately $1.0 million. As a result of the exchange, Garden State recognized a pre-tax gain of approximately $8.3 million in its fourth quarter.

  Immediately after the purchase of the above described newspapers, Garden State contributed all of the newly acquired assets and liabilities of the Sidney, Nebraska and the Akron, Brush, Fort Morgan, Julesburg, Lamar and Sterling, Colorado, daily and weekly newspapers to a newly formed corporation, Eastern Colorado Publishing Company ("Eastern Colorado"). The common stock of Eastern Colorado was then sold to The Denver Post Corporation, a 60% owned subsidiary of ANI, for approximately $15.7 million, including the assumption of $0.2 million of discounted non-compete payments and other long-term obligations associated with the newspapers acquired. No gain or loss was realized on the sale of Eastern Colorado common stock. The sales price of Eastern Colorado was deemed to be fair based on an independent appraisal of the transaction.

  On August 1, 1994, the Company sold substantially all the assets used in the publication of the Bristol Press and three weekly newspapers located in Bristol, Connecticut, and a covenant not to compete in Bristol, Connecticut, for a total of $14.5 million in cash. The sale resulted in a pre-tax gain of approximately $4.2 million.

  On June 27, 1994, a subsidiary of the Company ceased publication of the Ypsilanti Press, a daily newspaper located in Ypsilanti, Michigan, and sold the newspaper's circulation list to a third party for $9.0 million in cash. The sale resulted in a pre-tax gain of approximately $6.5 million, which is net of write-downs of property, plant and equipment and other assets to their net realizable value and closure and other expenses associated with shutting down and selling the assets of the Ypsilanti Press.


NOTE 4:  CORPORATE RESTRUCTURING

  On May 20, 1994, ANI purchased, for $54.1 million, all the Company's then issued and outstanding Series A and C preferred stock, including accreted and unpaid dividends. Immediately after the purchase, the Series A and C preferred stock were cancelled, which was reflected as an equity contribution from ANI and as an increase to Additional Paid-in Capital of the Company.

  Concurrently with ANI's purchase of the Series A and C preferred stock, the Company exchanged its Series B preferred stock with an accreted value of $47.5 million, for Denver Newspapers' 9% Preferred Stock held by the Company with a book value of $16.0 million. As a result of the exchange, the Company recognized an extraordinary gain of approximately $31.5 million in the accompanying Consolidated Statements of Operations.

  Prior to ANI's acquisition of the Class A common stock of the Company, the Class A common stockholder had the right to "put" all, but not less than all, of the Class A common stock to the Company any time after August 1, 1994. On May 20, 1994, ANI purchased the Class A common stock of the Company for approximately $9.0 million, which terminated the Company's shareholder agreement.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4:  CORPORATE RESTRUCTURING (CONTINUED)

  The purchase of the Class A common stock and the resulting settlement of the other obligation for $9.0 million was recorded as an equity contribution to the Company from ANI and, accordingly, recorded as an increase to Additional Paid-in-Capital. The other obligation was settled at less than its recorded balance of approximately $9.7 million; accordingly, the Company recognized an extraordinary gain of approximately $0.7 million.


NOTE 5:  LONG-TERM DEBT

DEBT RESTRUCTURING

  As a result of certain refinancings and debt prepayments in fiscal 1994, associated with the corporate restructuring described above, the Company incurred debt issuance costs of approximately $12.9 million, which includes approximately $6.1 million of debt prepayment premiums paid to the holders of the senior secured and senior subordinated notes, who were prepaid in full.
The Company elected to charge all of the debt issuance cost to fiscal year 1994 expense and as such has been included in other expense in the accompanying Consolidated Statements of Operations.

LONG-TERM DEBT
 Long-term debt consisted of the following at each year end:

                                                                                   June 30,
                                                                         ----------------------------
                                                                           1996                1995
                                                                         --------            --------
                                                                               (In thousands)
 Borrowings under bank credit facility . . . . . . . . . . .   (I)       $    --             $    --
 Bank term loan  . . . . . . . . . . . . . . . . . . . . . .   (II)         7,500                 --
 10.89% Senior Secured Notes, due through
   March 31, 2004  . . . . . . . . . . . . . . . . . . . . .   (III)       76,880              81,480
 NJNI bank credit facility . . . . . . . . . . . . . . . . .   (IV)           --               23,000
 Various Notes, payable through December 2002  . . . . . . .   (V)         16,361               9,742
 12.00% Senior Subordinated Secured Notes, due
   July 1, 2004  . . . . . . . . . . . . . . . . . . . . . .   (VI)       100,000             100,000
 Notes payable to certain shareholders of ANI  . . . . . . .   (VII)        2,328               2,056
                                                                         --------            --------
                                                                          203,069             216,278
 Less current portion of long-term debt  . . . . . . . . . .               11,190               5,494
                                                                         --------            --------
                                                                         $191,879            $210,784
                                                                         ========            ========

I. The Company's bank credit facility, which matures June 30, 1999, provides for a revolving credit facility of $27.0 million, with $7.0 million sublimit for issuance of letters of credit. Borrowings under the Company's bank credit facility bear interest at rates based upon, at the Company's option, LIBOR or prime plus a spread based on the Company's leverage. In addition, the Company pays an annual fee of 1/2 of 1% on the unused commitment, payable quarterly. The commitment under the revolver is reduced to $17.0 million on June 30, 1998, with a final maturity of June 30, 1999.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5:  LONG-TERM DEBT (CONTINUED)

II. On August 31, 1995, the Company entered into a $15 million bank term loan (the "Term Loan") issued to refinance certain debt assumed in the August 31, 1995, acquisition. The Term Loan bears interest based upon, at the Company's option, LIBOR or prime plus a spread based on the Company's leverage. The remaining loan is payable in quarterly installments of $2.5 million, beginning on December 31, 1996, with a final maturity of June 30, 1997.

III. In May, 1994, the Company issued 10.89% Senior Secured Notes, due through March 31, 2004. Interest accruing on the Senior Secured Notes is payable semi-annually, in arrears, on March 31 and September
          30. Principal payments of $11.6 million are due annually beginning on March 31, 1998 through 2004. Approximately $4.6 million of the proceeds from the sale of the Johnstown Tribune Publishing Company were used to prepay a portion of the installment due March 31, 1998.

IV. NJNI entered into a bank credit facility in May, 1994. The bank credit facility is secured by the stock of NJNI and its subsidiaries and is non-recourse to the Company. The bank credit agreement, as subsequently amended, provides for maximum borrowings of approximately $25.9 million as of June 30, 1996. Borrowings bear interest at rates based upon, at the Company's option, LIBOR or prime plus a spread based on NJNI's leverage.


          Commitments under the NJNI bank credit facility are permanently reduced each quarter, based on the following annual amounts. Annual reductions are cumulative. Mandatory principal payments are required to the extent the principal balance is in excess of the remaining commitment.

    Fiscal Year                                           Commitment Reduction
    -----------                                           --------------------

    1997  . . . . . . . . . . . . . . . . . . . . .          $  2,375,000
    1998  . . . . . . . . . . . . . . . . . . . . .             6,000,000
    1999  . . . . . . . . . . . . . . . . . . . . .            17,500,000

          The NJNI bank credit facility contains certain restrictive covenants which restrict the incurrence of additional debt and capital expenditures. In addition, the agreement requires NJNI to meet certain financial ratios based on leverage, debt service coverage, and cash flow, each as defined in the NJNI bank credit facility.

V. In connection with various acquisitions, the Company has issued notes payable to prior owners, including non-compete agreements, and assumed certain debt obligations. The notes payable and debt obligations bear interest at rates ranging from zero to 9.0%. Obligations bearing interest at below market rates were discounted at rates ranging from 7.8% to 12.0%.

VI. In May, 1994, the Company issued $100.0 million of 12.0% Senior Subordinated Secured Notes due July 1, 2004. Interest accruing on the Senior Subordinated Secured Notes is payable semi-annually, in arrears, on January 1 and July 1. The indebtedness evidenced by the Senior Subordinated Secured Notes is subordinated and junior in right of payment to the bank credit facility, holders of the Senior Secured Notes and notes payable to prior owners. No principal payments are required until July 1, 2004, at which time the outstanding principal amount is due and payable. The Senior Subordinated Secured Notes are secured by a second lien on the stock of GSI, a subsidiary of the Company and holding company for each of the operating subsidiaries.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5:  LONG-TERM DEBT (CONTINUED)

VII. In connection with the acquisition of The Gloucester County Times and Today's Sunbeam, the Company assumed notes payable to certain shareholders of ANI with a face value of $2.7 million on November 18, 1994. The notes bear interest at prime but have been discounted at 13.5%. The notes are subordinate to all the Company's senior indebtedness, and the Company is prohibited from paying principal or interest on the notes until all senior debt has been repaid in full.

  Collectively, the Garden State bank credit facility and Senior Secured Notes contain certain restrictive covenants which relate to the incurrence of additional debt, capital expenditures and distributions. Additionally, the agreements require the maintenance of certain financial ratios based on leverage, debt service coverage, interest coverage and cash flow. Borrowings under the Garden State bank credit agreement and the Senior Secured Notes are secured by substantially all of the Company's tangible and intangible assets and stock of the Company and its subsidiaries.

  Maturities of the Company's long-term debt for the five fiscal years ending June 30, 2001, are as follows (in thousands):

      1997  . . . . . . . . . . . . . . . . . . . . . .     $ 11,190
      1998  . . . . . . . . . . . . . . . . . . . . . .        8,949
      1999  . . . . . . . . . . . . . . . . . . . . . .       14,105
      2000  . . . . . . . . . . . . . . . . . . . . . .       14,195
      2001  . . . . . . . . . . . . . . . . . . . . . .       14,023
      Thereafter  . . . . . . . . . . . . . . . . . . .      140,607
                                                            --------
                                                            $203,069
                                                            ========

  Interest paid during the fiscal years ended June 30, 1996, 1995 and 1994 was approximately $27.2 million, $19.4 million and $26.1 million, respectively.

  Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company totalling approximately $2.0 million as of June 30, 1996. In addition, the Company issued approximately $3.1 million of additional letters of credit in support of its obligations under non-compete agreements entered into in connection with the August 31, 1995, acquisition.

  The fair market value of the Senior Subordinated Secured Notes at June 30, 1996, was approximately $103.0 million. The carrying value of the Company's long-term debt, which has interest rates tied to prime or LIBOR, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate its fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price net of remaining original issue discounts, if applicable.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6:  LEASES

  A subsidiary of the Company leases an operating facility under a capital lease. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets as follows:

                                                                 June 30,
                                                             1996        1995
                                                            ------      ------
                                                              (In thousands)
    Building  . . . . . . . . . . . . . . . . . . . .       $ 6,934    $ 6,934
    Accumulated amortization  . . . . . . . . . . . .         1,579      1,348
                                                            -------    -------
       Assets under capital leases, net . . . . . . .       $ 5,355    $ 5,586
                                                            =======    =======


  The Company's subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $2.1 million, $1.9 million and $2.1 million for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows:

                                                             June 30,
   Fiscal Years Ending                                   1996        1995
   -------------------                                  ------      ------
                                                          (In thousands)
    1997 . . . . . . . . . . . . . . . . . . . . .      $   815    $ 2,377
    1998 . . . . . . . . . . . . . . . . . . . . .          821      2,057
    1999 . . . . . . . . . . . . . . . . . . . . .          821      1,731
    2000 . . . . . . . . . . . . . . . . . . . . .          867      1,656
    2001 . . . . . . . . . . . . . . . . . . . . .          931      1,445
    Thereafter . . . . . . . . . . . . . . . . . .       16,834      5,556
                                                        -------    -------
      Total minimum lease payments . . . . . . . .       21,089    $14,822
                                                                   =======
    Less amount representing interest  . . . . . .       13,569
                                                        -------
      Present value of net future lease payments .      $ 7,520
                                                        =======


NOTE 7:  RETIREMENT PLANS

  The Company and a majority of its newspaper properties participate in retirement/savings plans and, in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of the Company's full-time employees are covered by these plans. Total expense for these plans for the fiscal years ended June 30, 1996, 1995 and 1994, was approximately $1.4 million, $1.6 million, and $1.3 million, respectively.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7:  RETIREMENT PLANS (CONTINUED)

  The Company contributes two percent of an employee's salary to the plan for each employee who works at least 1,000 hours annually and is not covered by a collective bargaining agreement. The Company contributes an additional one or two percent for each participant in the plan who makes a voluntary contribution of at least two percent of his or her salary. The Company's contribution may be suspended annually at management's discretion.

  A non-contributory defined benefit pension plan was assumed in connection with the August 31, 1995, acquisition. On September 23, 1995, the Company elected to freeze the plan. Accordingly, all current service cost under the plan was terminated as of September 23, 1995. As of June 30, 1996, the net present value of accumulated benefit obligations exceeded the fair market value of plan assets by $3.9 million.

NOTE 8:  INCOME TAXES

  The income tax provision (benefit) for each of the three years ended June 30, 1996, 1995 and 1994, consists of the following:

                                                 1996            1995          1994
                                                -------        -------        -------
                                                            (In thousands)
 Current:
   State . . . . . . . . . . . . . . . . .      $    441       $  285        $    256
   Federal . . . . . . . . . . . . . . . .            76          144              --
 Deferred:
   State . . . . . . . . . . . . . . . . .          (695)        (18)             254
   Federal   . . . . . . . . . . . . . . .        (1,834)        (775)         (2,291)
                                                --------       ------        --------
 Net benefit . . . . . . . . . . . . . . .      $ (2,012)      $ (364)       $ (1,781)
                                                ========       ======        ========

  A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement earnings before income taxes for the three years ended June 30, 1996, 1995 and 1994 is as follows:

                                                                            1996            1995           1994
                                                                            ----             ---           ---
 Statutory Federal income tax rate . . . . . . . . . . . . . . .             (35%)            35%          (35%)
   Effect of:
      Operating losses . . . . . . . . . . . . . . . . . . . . .              --              --            21
      State income tax net of federal benefit  . . . . . . . . .              22              50             3
      Utilization of NOL . . . . . . . . . . . . . . . . . . . .             (55)             66            --
      Book/tax basis difference associated with
         acquisitions and non-deductible acquisition costs . . .            (200)           (238)           (2)
      Alternative minimum tax  . . . . . . . . . . . . . . . . .              --              21            --
      Other, net . . . . . . . . . . . . . . . . . . . . . . . .              --              13             1
                                                                            ----             ---           ---
 Financial statement effective tax rate  . . . . . . . . . . . .            (268%)           (53%)         (12%)
                                                                            ====             ===           ===

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8: INCOME TAXES (CONTINUED)

Components of the long-term deferred tax assets and liabilities are as follows:

                                                                     June 30,
                                                             ----------------------
                                                               1996          1995
                                                             --------      --------
                                                                 (In thousands)
  Deferred tax assets:
     Net operating losses and other credits . . . . . . .    $ 23,593      $ 26,845
     Other  . . . . . . . . . . . . . . . . . . . . . . .       7,421         7,702
                                                             --------      --------
                                                               31,014        34,547
     Valuation allowance  . . . . . . . . . . . . . . . .     (20,363)      (20,297)
                                                             --------      --------
     Deferred tax assets  . . . . . . . . . . . . . . . .      10,651        14,250

  Deferred tax liabilities:
     Fixed assets . . . . . . . . . . . . . . . . . . . .       8,129        10,234
     Intangibles  . . . . . . . . . . . . . . . . . . . .      12,990        15,637
     Other  . . . . . . . . . . . . . . . . . . . . . . .       1,287         2,663
                                                             --------      --------
     Deferred tax liabilities . . . . . . . . . . . . . .      22,406        28,534

                                                             --------      --------
  Net deferred tax liabilities  . . . . . . . . . . . . .    $ 11,755      $ 14,284
                                                             ========      ========


  In fiscal year 1995, the Company generated federal taxable income which was completely offset by operating loss carryforwards. However, the Company did incur alternative minimum tax which can be carried forward as a credit to future taxable income.

  At June 30, 1996, the Company has approximately $66.0 million of net operating loss carryforwards for tax reporting purposes available to offset its future taxable income which expire in 2001 through 2009.

  The Company made state and federal income tax payments of approximately $0.6 million, $0.8 million and $0.1 million during fiscal years 1996, 1995 and 1994, respectively.


NOTE 9:  RELATED PARTY TRANSACTIONS

  MediaNEWS Group, Inc., an affiliate of the Company's shareholder, provides management services to the Company and its subsidiaries. Related management fees are shown on the accompanying consolidated statements of operations.


NOTE 10:  CONTINGENCIES

  The Company is involved in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11:  SUBSEQUENT EVENT

  Subsequent to June 30, 1996, MediaNEWS Group, Inc. signed a letter of intent agreeing to acquire the business and assets of five newspapers and associated publications, acting directly through Affiliated Newspapers Investments, Inc. or one of its affiliated companies. The acquisition is subject to normal due diligence and the negotiation of a definitive purchase agreement. Upon completion of due diligence and a definitive purchase agreement, certain of the acquired businesses and assets may become assets of the Company.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                                      (In thousands)

                                          Balance at      Additions                                      Balance at
                                         Beginning of     charged to         Net        Acquisitions       End of
                                            Period       Expense, Net    Deductions    (Dispositions)      Period
                                         ------------    ------------    ----------    --------------    -----------
 YEAR ENDED JUNE 30, 1996
   Reserves and allowances deducted
     from asset accounts:

   Allowance for uncollectible
    accounts . . . . . . . . . . . .          $1,931         $2,510          $2,474         $459            $2,426

 YEAR ENDED JUNE 30, 1995
   Reserves and allowances deducted
     from asset accounts:

   Allowance for uncollectible
    accounts . . . . . . . . . . . .          $2,321         $2,876          $3,343         $ 77            $1,931

 YEAR ENDED JUNE 30, 1994
   Reserves and allowances deducted
     from asset accounts:

   Allowance for uncollectible
    accounts . . . . . . . . . . . .          $1,656         $2,640          $2,530         $555            $2,321


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    GARDEN STATE NEWSPAPERS, INC.

Date:  September 18, 1996           By:    /S/ Joseph J. Lodovic, IV
                                         -------------------------------------
                                             Joseph J. Lodovic, IV
                                             Executive Vice President and
                                             Chief Financial Officer


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:


            SIGNATURE                               TITLE                             DATE
- --------------------------------     -------------------------------------     ------------------
   /S/ William Dean Singleton              Vice Chairman, President,           September 18, 1996
- --------------------------------     Chief Executive Officer and Director
     (William Dean Singleton)             (Chief Executive Officer)

   /S/ Joseph J. Lodovic, IV         Executive Vice President and Chief        September 18, 1996
- --------------------------------      Financial Officer  (Chief Financial
     (Joseph J. Lodovic, IV)                        Officer)


   /S/ Richard B. Scudder                        Director                      September 18, 1996
- --------------------------------
     (Richard B. Scudder)

     /S/ Peter M. Miller                         Director                      September 18, 1996
- ---------------------------------
       (Peter M. Miller)

     /S/Ronald A. Mayo               Vice President Finance and Controller     September 18, 1996
- ---------------------------------        (Principal Accounting Officer)
     (Ronald A. Mayo)


                              INDEX TO EXHIBITS

EXHIBIT
  NO.        DESCRIPTION
- -------      -----------
 3.1*        -Second Amended and Restated Certificate of Incorporation.
 3.2*        -Form of Fourth Amended and Restated Certificate of Incorporation.
 3.5*        -Form of Certificate of Incorporation of Garden State Investments,
               Inc.
 4.1*        -Form of Indenture.
 4.2*        -Form of Second Pledge Agreement between Garden State Investments,
               Inc., Bank of New York, Wilmington Trust Company and William J.
               Wade.
10.1*        -Form of Senior Note Agreement between Garden State Newspapers,
               Inc. and certain of its subsidiaries, as obligors, and John
               Hancock Mutual Life Insurance Company, Lender.
10.2*        -Form of Garden State Credit Facility Agreement.
10.3*        -Form of NJNI Credit Facility Agreement.
10.4*        -Management Agreement dated July 1, 1988 between MediaNews Group,
               Inc. and the Registrant.
10.5*        -Employment Agreement dated April 26, 1985 between Garden State
               Newspapers, Inc. and William Dean Singleton, with April 30,
               1986, October 1, 1988, and February 10, 1993 Amendments.
10.6*        -Amended and Restated Partnership Agreement of North Jersey
               Newspapers Company dated December 31, 1991 between North Jersey
               Newspapers, Inc., and Affiliated Newspapers Investment Company.
10.7*        -Joint Operating Agreement dated January 13, 1989 among York Daily
               Record, Inc., York Newspapers, Inc., and The York Newspapers
               Company.
10.8*        -Form of Tax Sharing Agreement by and between Garden State
               Newspapers, Inc. and Affiliated Newspapers Investments, Inc.
10.9*        -Form of Used Equipment Trade Agreement between Alameda Newspaper
               Group and Man Roland, Inc.
10.10*       -Form of Used Equipment Trade Agreement between North Jersey
               Newspapers Company and Man Roland, Inc.
10.11*       -Form of Agreement between Garden State Newspapers, Inc. and North
               Jersey Newspapers Company for an option to purchase three
               Colormatic Presses.
10.12*       -Consulting Agreement dated November 16, 1993 between J. Allan
               Meath and Garden State Newspapers, Inc.
10.13*       -Letter Agreement between Media General, Garden State Newspapers,
               Inc. and Affiliated Newspapers Investment Company, dated as of
               March 16, 1994.
10.14*       -Purchase Agreement dated March 25, 1994, between Thomson
               Newspapers and Affiliated Newspapers Investments, Inc.
10.15*       -Amendment dated May 3, 1994, to Letter Agreement between Media
               General, Garden State Newspapers, Inc. and Affiliated Newspapers
               Investment Company dated as of March 16, 1994.
10.16*       -Form of Amendment and Restatement of Trust Agreement among Garden
               State Newspapers, Inc., Alameda Newspapers, Inc., Graham
               Newspapers, Inc., The Johnstown Tribune Publishing Company,
               Mid-States Newspapers, Inc., and York Newspapers, Inc.; John
               Hancock Mutual Life Insurance Company, John Hancock Variable
               Life Insurance Company and Mellon Bank N.A., as Trustee of AT&T
               Master Pension Trust; Bankers Trust Company, a New York banking corporation; Wilmington Trust Company, a Delaware banking
               corporation; and William J. Wade.
10.17*       -Form of Amended and Restated Pledge Agreement among Garden State
               Newspapers, Inc., its subsidiaries, John Hancock Mutual Life
               Insurance Company, John Hancock Variable Life Insurance Company
               and Mellon Bank, N.A., as Trustee of AT&T Master Pension Trust,
               Bankers Trust Company, a New York banking corporation,
               Wilmington Trust Company, a Delaware  banking corporation, and
               William J. Wade.

EXHIBIT
  NO.        DESCRIPTION
- -------      -----------
10.18**      -Form of Asset Purchase Agreement dated July 15, 1994, among
               Mid-State Newspapers, Inc., as Seller; Garden State Newspapers,
               Inc., as guarantor; Bristol Acquisition Corp., as Purchaser.
10.19**      -Asset purchase agreement and assumed debt agreements related to
               The Gloucester County Times and Today's Sunbeam asset
               acquisition.
10.20**      -Asset Purchase Agreement dated July 31, 1995, by and among EPC
               Holding, Inc., The Eagle Publishing Company, Reformer Publishing
               Corporation, Middletown Press Publishing Corporation, and Eagle
               Street Realty Trust, as Sellers, and Nw England Newspapers,
               Inc., Brattleboro Publishing Company, Connecticut Newspapers,
               Inc. and Pittsfield Publications, Inc., as Purchasers.
10.21**      -Asset Purchase Agreement dated July 31, 1995, by and among Banner
               Publishing Corporation and Eagle Street Realty Trust, as
               Sellers, and New England Newspapers, Inc. and North Eastern
               Publishing Company, as Purchasers.
10.22**      -Asset Purchase Agreement dated August 24, 1995, by and among
               Connecticut Newspapers, Inc., as Seller, and Middletown
               Acquisition Corp., as Purchaser.
10.23**      -$42.0 million Credit Agreement dated August 31, 1995, among
               Garden State Newspapers, Inc., The Bank of New York and Bankers
               Trust Company, as Agents.
10.24**      -Agreement dated April 29, 1996, by and among American Publishing
               (1991) Inc., Berkshire Newspapers, Inc., Evening News Company,
               Sidney Publication Company, Sterling Publishing Company and
               Garden State Investments, Inc.
10.25**      -Agreement dated April 30, 1996, by and among Garden State
               Investments, Inc. and The Denver Post Corporation for the
               sale/purchase of the capital stock of Eastern Colorado
               Publishing Company.
12.1*        -Computation of Ratio of Earnings to Fixed Charges.
27           -Financial Data Schedule.

- ---------------------
* Previously Filed as exhibits to registration statement on Form S-1 (No. 33-75156) and amendments thereto.
**Previously Filed.