Form 10-Q
period 1996-09-30
GARDEN STATE NEWSPAPERS INC
filed 1996-11-14
CIK 918944

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996

                                       OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    -----------------

                     Commission File Number
                                             -------------

                         GARDEN STATE NEWSPAPERS, INC.
             (Exact name of registrant as specified in its charter)



                  Delaware                                   22-2675173
                  --------                                   ----------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                  Identification Number)

               1560 Broadway
              Denver, Colorado                                 80202
              ----------------                                 -----
  (Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code:  (303)837-0886
                                                            -------------

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

                        Yes   X            No
                            ------             ------

                     INDEX TO GARDEN STATE NEWSPAPERS, INC.

          REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996


   Item No.                                                                Page
   --------                                                                ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

       1         Financial Statements                                          3

       2         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              3


                           PART II - OTHER INFORMATION
                           ---------------------------

       1         Legal Proceedings                                             3

       2         Changes in Securities                                         3

       3         Defaults Upon Senior Securities                               3

       4         Submission of Matters to a Vote of Security Holders           3

       5         Other Information                                             4

       6         Exhibits and Reports on Form 8-K                              4

                                     PART I
--------------------------------------------------------------------------------

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



                                    PART II
--------------------------------------------------------------------------------

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

ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

27 - Financial Data Schedule.



Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GARDEN STATE NEWSPAPERS, INC.



Dated: November 11, 1996                   By:  /s/ Joseph J. Lodovic, IV
      -------------------                       -------------------------------
                                                    Joseph J. Lodovic, IV
                                                    Executive Vice President,
                                                    Chief Financial Officer and
                                                    Duly Authorized Officer of
                                                    Registrant

                         GARDEN STATE NEWSPAPERS, INC.



                         Index to Financial Information


 ITEM 1. FINANCIAL STATEMENTS:                                                       PAGE
                                                                                     ----
          Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . . .      6
          Unaudited Condensed Consolidated Statements of Operations  . . . . . .      8
          Unaudited Condensed Consolidated Statements of Cash Flows  . . . . . .      9
          Notes to Unaudited Condensed Consolidated Financial Statements . . . .     10

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . .     13

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                      September 30,           June 30,
                              ASSETS                                      1996                  1996
                                                                      -------------         ------------
                                                                               (In thousands)
 CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . .         $      2,630         $      4,415
   Accounts receivable, less allowance for doubtful
     accounts of $2,290 and $2,426 at September 30, 1996
     and June 30, 1996, respectively . . . . . . . . . . . . .               27,496               27,612
   Inventories of newsprint and supplies . . . . . . . . . . .                4,347                3,966
   Prepaid expenses and other assets . . . . . . . . . . . . .                3,906                2,780
                                                                       ------------         ------------
       Total Current Assets  . . . . . . . . . . . . . . . . .               38,379               38,773

 PROPERTY, PLANT AND EQUIPMENT
   Land  . . . . . . . . . . . . . . . . . . . . . . . . . . .                5,184                5,168
   Buildings and improvements  . . . . . . . . . . . . . . . .               32,702               32,687
   Machinery and equipment . . . . . . . . . . . . . . . . . .               89,408               87,522
                                                                       ------------         ------------
       Total Property, Plant and Equipment . . . . . . . . . .              127,294              125,377
   Less accumulated depreciation and amortization  . . . . . .               52,274               50,027
                                                                       ------------         ------------
       Net Property, Plant and Equipment . . . . . . . . . . .               75,020               75,350

 OTHER ASSETS
   Investment in partnership   . . . . . . . . . . . . . . . .                6,091                6,369
   Subscriber accounts, less accumulated amortization of
     $50,248 and $48,594 at September 30, 1996 and June 30,
     1996, respectively  . . . . . . . . . . . . . . . . . . .               42,565               44,220
   Excess of cost over fair value of net assets acquired, less accumulated amortization of $13,765 and $13,267
     at September 30, 1996 and June 30, 1996, respectively . .               65,252               65,715
   Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $20,110 and
     $19,673 at September 30, 1996 and June 30, 1996,
     respectively  . . . . . . . . . . . . . . . . . . . . . .                8,025                8,461
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,896                1,871
                                                                       ------------         ------------
       Total Other Assets  . . . . . . . . . . . . . . . . . .              123,829              126,636
                                                                       ------------         ------------

 TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .         $    237,228         $    240,759
                                                                       ============         ============



      See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                      September 30,           June 30,
              LIABILITIES AND SHAREHOLDER'S DEFICIT                       1996                  1996
                                                                      -------------         ------------
                                                                     (In thousands, except share data)
 CURRENT LIABILITIES
   Trade accounts payable  . . . . . . . . . . . . . . . . . .          $     5,183         $      5,884
   Accrued liabilities . . . . . . . . . . . . . . . . . . . .               17,656               18,174
   Unearned income . . . . . . . . . . . . . . . . . . . . . .                6,984                7,048
   Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                  488                  373
   Current portion of long-term debt and
     capital lease obligation  . . . . . . . . . . . . . . . .               11,237               11,190
                                                                        -----------         ------------
       Total Current Liabilities . . . . . . . . . . . . . . .               41,548               42,669

 LONG-TERM DEBT AND CAPITAL
   LEASE OBLIGATION  . . . . . . . . . . . . . . . . . . . . .              199,204              199,399

 OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . .                6,320                7,728

 DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . .               11,686               11,755

 SHAREHOLDER'S DEFICIT
   Common stock, par value $1.00 per share;
     authorized 1,000 shares; 1,000 shares issued
     and outstanding . . . . . . . . . . . . . . . . . . . . .                    1                    1
   Additional paid-in capital  . . . . . . . . . . . . . . . .               78,570               78,570
   Deficit . . . . . . . . . . . . . . . . . . . . . . . . . .             (100,101)             (99,363)
                                                                        -----------         ------------
       Total Shareholder's Deficit . . . . . . . . . . . . . .              (21,530)             (20,792)
                                                                        -----------         ------------

 TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT . . . . . . . . .          $   237,228         $    240,759
                                                                        ===========         ============




      See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended September 30,
                                                                             --------------------------------
                                                                               1996                     1995
                                                                             ------------        -------------
                                                                                     (In thousands)
 REVENUES
   Advertising . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     49,595        $      46,208
   Circulation . . . . . . . . . . . . . . . . . . . . . . . . . . .                9,401                8,699
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,084                1,399
                                                                             ------------        -------------
       TOTAL OPERATING REVENUES  . . . . . . . . . . . . . . . . . .               61,080               56,306

 COST AND EXPENSES
   Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .               23,568               22,874
   Selling, general and administrative . . . . . . . . . . . . . . .               26,518               24,321
   Depreciation and amortization . . . . . . . . . . . . . . . . . .                5,138                4,841
   Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .                6,334                6,596
   Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  207                1,421
                                                                             ------------        -------------
       TOTAL COST AND EXPENSES                                                     61,765               60,053

 LOSS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .                 (685)              (3,747)

 INCOME TAX BENEFIT (EXPENSE)  . . . . . . . . . . . . . . . . . . .                  (53)                 177
                                                                             ------------        -------------

 LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $       (738)       $      (3,570)
                                                                             ============        =============





      See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended September 30,
                                                                               ---------------------------------
                                                                                   1996                1995
                                                                               -------------        ------------
                                                                                         (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $        (738)       $     (3,570)
   Adjustments to reconcile loss to net
     cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . .               4,836               4,625
   Provision for losses on accounts receivable . . . . . . . . . . . . .                 634                 740
   Amortization of debt discount . . . . . . . . . . . . . . . . . . . .                 472                 344
   Distributions in excess of (less than) earnings
     from investment in partnership  . . . . . . . . . . . . . . . . . .                 278                (553)
   Deferred income tax benefit . . . . . . . . . . . . . . . . . . . . .                 (69)               (235)
   Debt issuance cost  . . . . . . . . . . . . . . . . . . . . . . . . .                  --               1,092
   Change in operating assets and liabilities  . . . . . . . . . . . . .              (3,283)             (7,483)
                                                                               -------------        ------------
       NET CASH FLOWS FROM OPERATING ACTIVITIES  . . . . . . . . . . . .               2,130              (5,040)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of newspaper properties  . . . . . . . . . . . . . . . . . .                  --             (21,725)
   Purchase of machinery, equipment and other, (net) . . . . . . . . . .              (1,918)             (1,531)
                                                                               -------------        ------------
       NET CASH FLOWS FROM INVESTING ACTIVITIES  . . . . . . . . . . . .              (1,918)            (23,256)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt . . . . . . . . . . . . . . . . . . . . .             (10,174)               (492)
   Reduction of non-operating liabilities  . . . . . . . . . . . . . . .              (1,423)             (2,571)
   Debt issuance cost  . . . . . . . . . . . . . . . . . . . . . . . . .                  --              (1,092)
   Issuance of long-term debt  . . . . . . . . . . . . . . . . . . . . .               9,600              21,000
                                                                               -------------        ------------
       NET CASH FLOWS FROM FINANCING ACTIVITIES  . . . . . . . . . . . .              (1,997)             16,845
                                                                               -------------        ------------

 DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .              (1,785)            (11,451)

 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,415              17,083
                                                                               -------------        ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . .       $       2,630        $      5,632
                                                                               =============        ============

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $       7,048        $     12,088
                                                                               =============        ============
   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .       $         143        $         37
                                                                               =============        ============




      See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Principles of Consolidation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Garden State Newspapers, Inc.'s Annual Report on Form 10-K for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

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


NOTE 2:  SUBSEQUENT EVENTS

Business Acquisitions

   On October 31, 1996, the Company acquired substantially all of the assets used in the publication of the Star News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of $130.0 million in cash. The daily newspapers combined had daily and Sunday circulation of approximately 161,000 and 163,000, respectively, at March 31, 1996.

   The acquisition will be accounted for as a purchase; accordingly, the consolidated financial statements will include the operations of the acquired newspapers from November 1, 1996.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 2: SUBSEQUENT EVENTS--CONTINUED

Long-Term Debt

   In conjunction with the acquisitions described above, the Company entered into a $240.0 million amended and restated bank credit facility (the "Bank Credit Facility"). The Bank Credit Facility is comprised of the following components:

   I. A $122.0 million Senior Secured Revolving Credit Facility ("Revolver A") which matures on June 30, 2003. The commitment under Revolver A is reduced annually, with a $10.0 million reduction on June 30, 1997, a $20.0 million annual reduction on June 30, 1998 through June 30, 2001, an $18.0 million reduction on June 30, 2002, and a final maturity of June 30, 2003. Proceeds from Revolver A were used to purchase the newspaper assets described above.

   II. A $27.0 million Senior Secured Revolving Credit Facility ("Revolver B") with sublimits of $7.0 million available for standby Letters of Credit and $5.0 million available for same day borrowings under a Swingline Facility. No principal payments are required under Revolver B until March 31, 2004, at which time the commitment is terminated and all then outstanding balances are due and payable. As of the date hereof, approximately $22.0 million of Revolver B is available for future borrowings.

   III. A $15.0 million Senior Secured Term Loan ("Term Loan A") with a final maturity of March 31, 2004. Term Loan A requires quarterly installments beginning June 30, 2002, with total annual payments of $3.75 million, $7.5 million and $3.75 million in fiscal years ending June 30, 2002, 2003 and 2004, respectively. Proceeds from Term Loan A were used in conjunction with Revolver A to fund the aforementioned acquisitions and to prepay a previously outstanding term loan which had a balance of $7.5 million.

   IV. A $76.0 million Senior Secured Term Loan ("Term Loan B") with a final maturity of March 31, 2004. Term Loan B requires quarterly principal payments commencing on September 30, 1997, with annual reductions of $4.0 million in fiscal year 1998, $7.5 million in fiscal years 1999 and 2000, $12.0 million in fiscal years 2001 and 2002, $14.0 million in 2003 and $19.0 million in 2004. Proceeds from Term Loan B were used to prepay the Company's 10.89% Senior Secured Notes on October 31, 1996, as further described below.

   All borrowings under the Bank Credit Facility, except loans under the Swingline Facility, bear interest at rates based upon, at the Company's option, Eurodollar or prime, plus a spread based on the Company's leverage. Borrowings under the Swingline Facility bear interest at prime plus a spread based on the Company's leverage. Interest on prime borrowings under the Bank Credit Facility is payable quarterly. Interest on Eurodollar borrowings is due at the end of the applicable interest rate contract or quarterly if the interest rate contract exceeds three months. In addition, the Company pays an annual commitment fee of 0.50% on the unused commitment under Revolvers A and B. If the ratio of total debt to operating cash flow is less than 4.00 to 1.00, the commitment fee is reduced to 0.375%.

   The Garden State Bank Credit Facility contains certain restrictive covenants which relate to, among other things, the incurrence of additional debt, capital expenditures and distributions. Additionally, the agreement requires the maintenance of certain financial ratios based on leverage, debt service coverage, interest coverage and fixed charges coverage. Borrowings under the Garden State Bank Credit Facility are secured by substantially all of the Company's tangible and intangible assets and stock of the Company and its subsidiaries.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 2:  SUBSEQUENT EVENTS--CONTINUED

Long-Term Debt--continued

   In addition to proceeds from Term Loan B, Garden State received a distribution of $17.4 million from borrowings under an existing bank credit facility of a subsidiary. These funds were used to prepay in full the Company's 10.89% Senior Secured Notes in the amount of $77,577,686, including interest of $697,686, and $1.8 million was used to reduce the outstanding balance of Revolver B to zero. The remaining funds were used to pay a make-whole payment of $9.5 million and bank fees and other transactional expenses of approximately $4.5 million. The majority of these costs, which related to the refinancings, will be expensed in the Company's second fiscal quarter.

   Maturities of the Company's long-term debt as of October 31, 1996, for the five fiscal years ending June 30, 2001, after giving effect to the October 31, 1996, transactions previously described, are as follows (in thousands):


                   1997. . . . . . . . . . . . . . . . . . .  $  13,269
                   1998. . . . . . . . . . . . . . . . . . .     26,409
                   1999. . . . . . . . . . . . . . . . . . .     47,465
                   2000. . . . . . . . . . . . . . . . . . .     30,055
                   2001. . . . . . . . . . . . . . . . . . .     34,383
                   Thereafter . . . . . . . . . . . . . .       197,687
                                                              ---------
                                                              $ 349,268
                                                              =========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OPERATING RESULTS

Three Months Ended September 30, 1996 and 1995

Revenues

   Revenues increased $4.8 million or 8.5% in the first quarter of fiscal year 1997 as compared to the same quarter of fiscal year 1996. The increase in revenue was primarily attributable to the August 31, 1995, acquisition of The Berkshire Eagle, Brattleboro Reformer and Bennington Banner ("New England Newspapers"); the March, 1996, acquisition of the San Mateo Times; and the April 30, 1996, acquisition of The Transcript and The Evening News. Combined, the acquisitions discussed above increased in revenues approximately $9.2 million in the first quarter of fiscal year 1997. These revenue increases were partially offset by a $4.4 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on April 30, 1996. Excluding the newspaper operations described above, the Company's remaining newspaper operations combined, posted flat operating revenues for the first quarter of fiscal year 1997. While operating revenues on a same newspaper basis were flat, all the Company's newspapers except Alameda Newspaper Group (excluding San Mateo) and North Jersey Newspaper Company posted an increase in operating revenue. The increase in operating revenue at these newspapers was approximately $1.5 million and was primarily attributable to a combined 3.8% and 2.3% gain in classified and circulation revenue, respectively. Alameda Newspaper Group and North Jersey Newspaper Company continue to be negatively affected by a significant number of out-of-business accounts (either from store mergers or bankruptcies) which have not yet been cycled through. The Company currently expects that Alameda Newspaper Group and North Jersey Newspaper Company will begin showing year-over-year quarterly improvements in operating revenues in the fiscal third quarter.

Cost of Sales

   Cost of sales increased $0.7 million or 3.0% in first quarter of fiscal year 1997 compared to the same quarter of fiscal year 1996. The aforementioned acquisitions caused cost of sales to increase approximately $3.5 million for the quarter ended September 30, 1996. However, this increase was offset in part by a $1.5 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company. Excluding acquisition and disposition transactions, cost of sales decreased approximately $1.3 million or 6.6%. The decrease in cost of sales at existing newspapers was entirely the result of declines in the average cost of newsprint of approximately 5.2% combined with a 5.3% decrease in consumption, primarily associated with efforts to conserve newsprint, including the conversion to the 50-inch web width which began in October of 1995 and was completed at the majority of newspapers during fiscal 1996. Excluding newsprint, cost of sales on a same newspaper basis decreased $0.1 million in the first quarter of fiscal 1997.

Selling, General and Administrative

   Selling, general and administrative ("SG&A") expenses increased $2.2 million or 9.0% in the first quarter of fiscal year 1997 as compared to the same quarter of fiscal year 1996. The aforementioned acquisitions resulted in SG&A expense increases of $3.4 million; however, this was in part offset by a $1.4 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company. Excluding the acquisition and disposition transactions, SG&A expense increased $0.2 million or 1.1%. The entire increase in SG&A is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and circulation. The overall small increase in SG&A expense on a same newspaper basis was the result of the Company's continuing efforts to control its general and administrative expenses.

Other Expense

   Other expense, net, decreased $1.2 million. The majority of the decrease is attributable to a first quarter fiscal year 1996 charge to write-off approximately $1.1 million of fees and other costs associated with the Company's term loan and revolving credit facility entered into on August 31, 1995. Proceeds from the term loan and revolving credit facility were used to fund the aforementioned August 31, 1995, acquisition.

Net Income

   Garden State recorded a loss of approximately $0.7 million in the first quarter of fiscal year 1997 as compared to an adjusted loss of $2.5 million in the first quarter of fiscal year 1996, after excluding the write-off of fees and other costs associated with the term loan and revolving credit facility entered into on August 31, 1995. The decrease in the loss is primarily attributable to a $1.6 million increase in operating profit and a $0.3 million decrease in interest expense offset by a $0.2 million increase in tax expense resulting from the Company's improved operating results.

Financial Condition and Liquidity

   Net cash flows from operating activities were approximately $2.1 million and $(5.0) million for the three months ended September 30, 1996 and 1995, respectively. The $7.1 million increase in cash flow from operating activities was primarily the result of a $1.8 million decrease in the loss for the three months ended September 30, 1996, compared to the adjusted loss for September 30, 1995, combined with a $4.7 million decrease in the change in the interest payable associated with the timing of interest payments.

   Net cash flows from investing activities were $(1.9) million and $(23.3) million for the three months ended September 30, 1996 and 1995, respectively. The $21.4 million change was primarily the result of the Company spending $21.7 million related to the acquisition of the Berkshire Eagle, Brattleboro Reformer and Bennington Banner in the first quarter of fiscal year 1996.

   Net cash flows from financing activities were $(2.0) million and $16.8 million for the three months ended September 30, 1996 and 1995, respectively. The change of approximately $18.8 million was primarily attributable to the Company borrowing $21.0 million in the first quarter of fiscal 1996 in conjunction with the previously discussed August 31, 1995, acquisitions.

   Giving effect to the October 31, 1996, Bank Credit Facility, Garden State and subsidiaries had a combined $29.8 million available for future borrowings, net of $5.0 million in outstanding letters of credit at October 31, 1996.

NEAR TERM OUTLOOK

   The steady increase in newsprint prices came to a halt in the second quarter of calendar 1996 and, beginning in May, 1996, newsprint suppliers began lowering prices. Since May, 1996, the discounts offered by newsprint suppliers have continued to accelerate as newsprint supply is outpacing demand. Management expects newsprint prices will continue to soften throughout calendar year 1996. As a result of the recent declines in newsprint prices, the Company has begun to experience year-over-year favorable comparisons in the average cost of newsprint consumed. Management expects this trend will accelerate and continue throughout fiscal year 1997.

   Additionally, the Company's operating margins should also continue to improve as the Company begins to realize the full annualized effect of reduced consumption resulting from the conversion to 50-inch web widths.

   Based upon current operations and future reductions in newsprint prices and consumption, management believes that the Company will have sufficient cash to pay interest when due on outstanding indebtedness and that cash flow from operations, together with the Garden State Bank Credit Facility and other resources available to the Company, will be adequate to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months.

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
