Form 10-Q
period 1996-12-31
GARDEN STATE NEWSPAPERS INC
filed 1997-02-14
CIK 918944

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

    For the transition period from ________________ to _________________

                    Commission File Number  _____________


                        GARDEN STATE NEWSPAPERS, INC.
           (Exact name of registrant as specified in its charter)


         Delaware                                              22-2675173
         --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

           1560 Broadway
         Denver, Colorado                                        80202
         ----------------                                        -----
(Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code:  (303)837-0886
                                                            -------------
                                 Not Applicable
                                 --------------
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether a registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X     No
                           -----      -----

                   INDEX TO GARDEN STATE NEWSPAPERS, INC.

         REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1996


   Item No.                                                                 Page
   --------                                                                 ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

       1         Financial Statements                                          3

       2         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 3

                           PART II - OTHER INFORMATION
                           ---------------------------

       1         Legal Proceedings                                             3

       2         Changes in Securities                                         3

       3         Defaults Upon Senior Securities                               3

       4         Submission of Matters to a Vote of Security Holders           3

       5         Other Information                                             4

       6         Exhibits and Reports on Form 8-K                              4

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

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.26 Employment Agreement between Garden State Newspapers, Inc. and William Dean Singleton
27      Financial Data Schedule


Reports on Form 8-K

A Form 8-K was filed on November 13, 1996, with the Securities and Exchange Commission containing audited financial statements of the acquired assets and pro forma financial information related to the purchase of substantially all of the assets used in the publication of the Star-News, Whittier Daily News, San Gabriel Valley Tribune, Times-Standard, The Evening News and various related publications. No other reports on Form 8-K were filed during the quarter ended December 31, 1996.



                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GARDEN STATE NEWSPAPERS, INC.



Dated: February 13, 1997         By:  /s/ Joseph J. Lodovic, IV
      -------------------             -----------------------------------------
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

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                    December 31,     June 30,
                              ASSETS                                   1996            1996
                                                                   --------------   --------------
                                                                               (In thousands)
 CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . .     $       2,168    $       4,415
   Accounts receivable, less allowance for doubtful
     accounts of $3,694 and $2,426 at December 31, 1996
     and June 30, 1996, respectively . . . . . . . . . . . . .            37,091           27,612
   Inventories of newsprint and supplies . . . . . . . . . . .             6,168            3,966
   Prepaid expenses and other assets . . . . . . . . . . . . .             4,390            2,780
                                                                   -------------    -------------
       Total Current Assets  . . . . . . . . . . . . . . . . .            49,817           38,773

 PROPERTY, PLANT AND EQUIPMENT
   Land  . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,567            5,168
   Buildings and improvements  . . . . . . . . . . . . . . . .            37,956           32,687
   Machinery and equipment . . . . . . . . . . . . . . . . . .           114,278           87,522
                                                                   -------------    -------------
       Total Property, Plant and Equipment . . . . . . . . . .           159,801          125,377
   Less accumulated depreciation and amortization  . . . . . .            54,837           50,027
                                                                   -------------    -------------
       Net Property, Plant and Equipment . . . . . . . . . . .           104,964           75,350

 OTHER ASSETS
   Investment in partnership   . . . . . . . . . . . . . . . .             6,614            6,369
   Subscriber accounts, less accumulated amortization of
     $51,945 and $48,594 at December 31, 1996 and June 30,
     1996, respectively  . . . . . . . . . . . . . . . . . . .            57,069           44,220
   Excess of cost over fair value of net assets acquired, less accumulated amortization of $14,595 and $13,267
     at December 31, 1996 and June 30, 1996, respectively  . .           148,731           65,715
   Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $20,547 and
     $19,673 at December 31, 1996 and June 30, 1996,
     respectively  . . . . . . . . . . . . . . . . . . . . . .             7,588            8,461
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,862            1,871
                                                                   -------------    -------------
       Total Other Assets  . . . . . . . . . . . . . . . . . .           221,864          126,636
                                                                   -------------    -------------

 TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .     $     376,645    $     240,759
                                                                   =============    =============



      See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                      December 31,          June 30,
              LIABILITIES AND SHAREHOLDER'S DEFICIT                      1996                 1996
                                                                   -----------------   ------------------
                                                                     (In thousands, except share data)
 CURRENT LIABILITIES
   Trade accounts payable  . . . . . . . . . . . . . . . . . .     $        3,576      $        5,884
   Accrued liabilities . . . . . . . . . . . . . . . . . . . .             21,818              18,174
   Unearned income . . . . . . . . . . . . . . . . . . . . . .              9,494               7,048
   Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                750                 373
   Current portion of long-term debt and
     capital lease obligation  . . . . . . . . . . . . . . . .             12,162              11,190
                                                                   --------------      --------------
       Total Current Liabilities . . . . . . . . . . . . . . .             47,800              42,669

 LONG-TERM DEBT AND CAPITAL
   LEASE OBLIGATION  . . . . . . . . . . . . . . . . . . . . .            341,049             199,399

 OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . .              5,796               7,728

 DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . .             11,617              11,755

 SHAREHOLDER'S DEFICIT
   Common stock, par value $1.00 per share;
     authorized 1,000 shares; 1,000 shares issued
     and outstanding . . . . . . . . . . . . . . . . . . . . .                  1                   1
   Additional paid-in capital  . . . . . . . . . . . . . . . .             78,570              78,570
   Deficit . . . . . . . . . . . . . . . . . . . . . . . . . .           (108,188)            (99,363)
                                                                   --------------      --------------
       Total Shareholder's Deficit . . . . . . . . . . . . . .            (29,617)            (20,792)
                                                                   --------------      --------------

 TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT . . . . . . . . .     $      376,645      $      240,759
                                                                   ==============      ==============




      See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months                 Six Months
                                                                   Ended December 31,            Ended December 31,
                                                               -------------------------   --------------------------
                                                                 1996           1995          1996          1995
                                                               -------------------------    -------------------------
                                                                                   (In thousands)
 OPERATING REVENUES  . . . . . . . . . . . . . . . . . . .     $   78,885    $    66,719    $  139,965    $   123,026
 COST AND EXPENSES
   Cost of sales . . . . . . . . . . . . . . . . . . . . .         26,722         25,843        50,289         48,717
   Selling, general, and administrative  . . . . . . . . .         31,669         25,753        58,187         50,074
   Depreciation and amortization . . . . . . . . . . . . .          5,829          5,113        10,967          9,954
   Interest expense  . . . . . . . . . . . . . . . . . . .          8,056          7,027        14,390         13,624
   Other, (net)  . . . . . . . . . . . . . . . . . . . . .         14,067            384        14,274          1,804
                                                               ----------    -----------    ----------    -----------
     TOTAL COST AND EXPENSES . . . . . . . . . . . . . . .         86,343         64,120       148,107        124,173

 INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . .         (7,458)         2,599        (8,142)        (1,147)


 INCOME TAX BENEFIT (EXPENSE)  . . . . . . . . . . . . . .           (629)           (28)         (683)           148
                                                               ----------    -----------    ----------    -----------
 NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .     $   (8,087)   $     2,571    $   (8,825)   $      (999)
                                                               ==========    ===========    ==========    ===========






      See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended December 31,
                                                                              -------------------------------
                                                                                    1996            1995
                                                                              --------------   --------------
                                                                                      (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     (8,825)     $       (999)
   Adjustments to reconcile loss to net
     cash provided by operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . .            10,363             9,522
    Gain on sale of newspaper property and other assets  . . . . . . . .                --               (36)
    Provision for losses on accounts receivable  . . . . . . . . . . . .             1,559             1,358
    Amortization of debt discount  . . . . . . . . . . . . . . . . . . .               921               736
    Debt issuance cost and prepayment premiums . . . . . . . . . . . . .            13,475             1,089
    Undistributed earnings in partnership  . . . . . . . . . . . . . . .              (226)             (542)
    Deferred income tax benefit  . . . . . . . . . . . . . . . . . . . .              (138)             (470)
    Change in operating assets and liabilities, net of current
     assets and liabilities acquired or sold . . . . . . . . . . . . .              (8,989)           (8,368)
                                                                              ------------      ------------
         NET CASH FLOWS FROM OPERATING ACTIVITIES  . . . . . . . . . . .             8,140             2,290

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of newspaper property assets  . . . . . . . . . . . . . . . . .                --                36
    Purchase of newspaper properties . . . . . . . . . . . . . . . . . .          (131,811)          (21,678)
    Purchase of machinery and equipment  . . . . . . . . . . . . . . . .            (4,948)           (2,428)
                                                                              ------------      ------------
         NET CASH FLOWS FROM INVESTING ACTIVITIES  . . . . . . . . . . .          (136,759)          (24,070)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . .           243,800            21,000
    Debt issuance cost and repurchase premiums . . . . . . . . . . . . .           (13,475)           (1,089)
    Reduction of long-term debt  . . . . . . . . . . . . . . . . . . . .          (101,990)           (4,384)
    Reduction of non-operating liabilities . . . . . . . . . . . . . . .            (1,963)           (2,697)
                                                                              ------------      ------------
         NET CASH FLOWS FROM FINANCING ACTIVITIES  . . . . . . . . . . .           126,372            12,830
                                                                              ------------      ------------

 DECREASE IN CASH AND CASH
   EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,247)           (8,950)
 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,415            17,083
                                                                              ------------      ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . .      $      2,168      $      8,133
                                                                              ============      ============

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     15,870      $     13,731
                                                                              ============      ============
    Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . .      $        507      $        322
                                                                              ============      ============


      See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Principles of Consolidation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Garden State Newspapers, Inc.'s Annual Report on Form 10-K for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

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

       The acquisition was accounted for as a purchase; accordingly, the consolidated financial statements include the operations of the acquired newspapers from November 1, 1996. The assets acquired and the liabilities assumed have been recorded at their estimated fair market values as of the date of acquisition. These fair market values are based on management's estimates and are subject to change upon the final allocation of the purchase price.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2: LONG-TERM DEBT

       In conjunction with the acquisitions described above, the Company entered into a $240.0 million amended and restated bank credit facility (the "Bank Credit Facility") which was subsequently increased to $285.0 million on January 22, 1997. The Bank Credit Facility is comprised of the following components:

       I. A $167.0 million Senior Secured Revolving Credit Facility ("Revolver A") which matures on June 30, 2003. The commitment under Revolver A is reduced annually, with a $13.0 million reduction on June 30, 1997, a $26.0 million reduction on June 30, 1998 and 1999, a $27.0 million reduction on June 30, 2000 and 2001, a $26.0 million reduction on June 30, 2002, and a final maturity of June 30, 2003. A portion of the proceeds from Revolver A were used to purchase the newspaper assets described above. As of the date hereof, $47.0 million is available under Revolver A for business acquisitions.

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

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2: LONG-TERM DEBT--CONTINUED

       In addition to proceeds from Term Loan B, Garden State received a distribution of $17.4 million from borrowings under an existing bank credit facility of a subsidiary. These funds were used to prepay in full the Company's 10.89% Senior Secured Notes in the amount of $77,577,686, including interest of $697,686, and $1.8 million was used to reduce the outstanding balance of Revolver B to zero. The remaining funds were used to pay a make-whole payment of approximately $9.5 million and bank fees and other transactional expenses of approximately $4.5 million. The majority of these costs, which related to the refinancings, were expensed in the quarter ended December 31, 1996.

       Maturities of the Company's long-term debt for the remaining six months of fiscal year 1997 and for the next four fiscal years ending June 30, 2001, are as follows (in thousands):


     1997 . . . . . . . . . . . . . . . . .  $    1,415
     1998 . . . . . . . . . . . . . . . . .       6,409
     1999 . . . . . . . . . . . . . . . . .      45,465
     2000 . . . . . . . . . . . . . . . . .      37,055
     2001 . . . . . . . . . . . . . . . . .      41,383
     Thereafter . . . . . . . . . . . . . .     213,989
                                              ---------
                                              $ 345,716
                                              =========


NOTE 3: SUBSEQUENT EVENTS

Disposition

       Effective February 14, 1997, the Company has agreed to sell substantially all the assets used in the publication of the Potomac News and two weekly publications to Community Newspapers Holdings, Inc. for $48.0 million in cash plus an adjustment for working capital. The Company estimates it will recognize a pre-tax gain on the sale of approximately $31.0 million, net of selling expense, in its third fiscal quarter.

Acquisitions

       Effective March 1, 1997, the Company has agreed to acquire substantially all the assets used in the publication of the Sentinel & Enterprise, The Daily News and The Daily Nonpareil, daily newspapers located in Fitchburg, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.5 million in cash. These daily newspapers had daily and Sunday circulation of approximately 58,000 and 60,000, respectively, at September 30, 1996. Proceeds from the sale of the Potomac News discussed above and borrowings will be used to fund the acquisition.

       The acquisition will be accounted for as a purchase; accordingly, the consolidated financial statements will include the operations of the acquired newspapers from March 1, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OPERATING RESULTS

Three Months Ended December 31, 1996 and 1995

Revenues

       Revenues increased $12.2 million or 18.2% in the second quarter of fiscal year 1997 as compared to the same quarter of fiscal year 1996. The increase in revenue was attributable to the March, 1996, acquisition of the San Mateo Times, the April 30, 1996, acquisition of The Transcript and The Evening News, and the October 31, 1996, acquisition of the Star News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun. Combined, the acquisitions discussed above increased revenues approximately $17.3 million in the second quarter of fiscal year 1997. These revenue increases were partially offset by a $4.9 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on April 30, 1996. Excluding the newspaper operations described above, the Company's remaining newspaper operations combined posted a $0.2 million decline in operating
revenues for the second quarter of fiscal 1997.   While operating revenues on a
same newspaper basis were down, all the Company's newspapers except Alameda Newspaper Group (excluding San Mateo) and North Jersey Newspaper Company posted an increase in operating revenue. The increase in operating revenue at these newspapers was approximately $1.0 million and was primarily attributable to a combined 8.5% and 6.1% gain in classified and retail revenue, respectively. Alameda Newspaper Group and North Jersey Newspaper Company continue to be negatively affected by a significant number of out-of-business accounts (either from store mergers or bankruptcies) which have not yet been cycled through. In addition, Alameda circulation revenue has been reduced by increased use of discounts. The Company currently expects that Alameda Newspaper Group and North Jersey Newspaper Company will begin showing year-over-year quarterly improvements in operating revenues in the fiscal third quarter.

Cost of Sales

       Cost of sales increased $0.9 million or 3.4% in the second quarter of fiscal 1997 compared to the same quarter of fiscal year 1996. The aforementioned acquisitions caused cost of sales to increase approximately $6.0 million for the quarter ended December 31, 1996. However, this increase was offset in part by a $1.6 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company. Excluding acquisition and disposition transactions, cost of sales decreased approximately $3.5 million or 14.5%. The decrease in cost of sales at existing newspapers was entirely the result of declines in the average cost of newsprint of approximately 28.2% combined with a 1.1% decrease in consumption, primarily associated with efforts to conserve newsprint, including the conversion to the 50-inch web width which began in October of 1995 and was completed at the majority of newspapers during fiscal year 1996. Excluding newsprint, cost of sales on a same newspaper basis decreased $0.5 million in the second quarter of fiscal 1997.

Selling, General and Administrative

       Selling, general and administrative ("SG&A") expenses increased $5.9 million or 23.0% in the second quarter of fiscal 1997 compared to the same quarter of fiscal 1996. The aforementioned acquisitions resulted in SG&A expense increase of $6.1 million; however, this was in part offset by $1.4 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company. Excluding the acquisition and disposition transactions, SG&A expense increased $1.2 million or 4.7%. The majority of the increase in SG&A expense is associated with increases in advertising and circulation expenditures at Alameda Newspaper Group, which were primarily related to ongoing efforts to increase advertising lineage and circulation.

Other Expense

       Other expense, net, increased $13.7 million. The majority of the increase is attributable to a second quarter fiscal year 1997 charge to write off approximately $13.5 million of fees and other costs associated with the Company's term loan and revolving credit facility entered into on October 31, 1996, and prepayment premiums associated with the October 31, 1996, prepayment of the Company's then outstanding Senior Secured Notes. Proceeds from the term loan and revolving credit facility were used in part to fund the aforementioned acquisition and refinancing the Company's Senior Secured Notes.

Net Income

       Garden State recorded adjusted net income of approximately $5.4 million in the second quarter of fiscal year 1997, after excluding the effect of the $13.5 million charge described above, compared to net income of $2.6 million in the second quarter of fiscal year 1996. The increase in adjusted net income is primarily attributable to a $4.7 million increase in operating profit offset by a $1.0 million increase in interest expense and a $0.6 million increase in tax expense resulting from the Company's improved operating results.

OPERATING RESULTS

Six Months Ended December 31, 1996 and 1995

Revenues

       Revenues increased $16.9 million or 13.8% in the first six months of fiscal year 1997 as compared to the same six-month period of fiscal year 1996. The increase in revenue was attributable to the August 31, 1995, acquisition of The Berkshire Eagle, Brattleboro Reformer and Bennington Banner ("New England Newspapers"); the March, 1996, acquisition of the San Mateo Times; the April 30, 1996, acquisition of The Transcript and The Evening News; and the October 31, 1996, acquisition of the Star News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun. Combined, the acquisitions discussed above increased revenues approximately $26.8 million in the first six months of fiscal year 1997. These revenue increases were partially offset by a $9.3 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on April 30, 1996. Excluding the newspaper operations described above, the Company's remaining newspaper operations combined posted a $0.6 million decline in operating revenues for the first six months of fiscal year 1997. While operating revenues on a same newspaper basis were down, all the Company's newspapers except Alameda Newspaper Group (excluding San Mateo) and North Jersey Newspaper Company posted an increase in operating revenue. The increase in operating revenue at these newspapers was approximately $1.5 million and was primarily attributable to a combined 10.4% and 6.5% gain in classified and retail revenue, respectively. Alameda Newspaper Group and North Jersey Newspaper Company continue to be negatively affected by a significant number of out-of-business accounts (either from store mergers or bankruptcies) which have not yet been cycled through. The Company currently expects that Alameda Newspaper Group and North Jersey Newspaper Company will begin showing year-over-year quarterly improvements in operating revenues in the fiscal third quarter.

Cost of Sales

       Cost of sales increased $1.6 million or 3.2% in the first six months of fiscal year 1997 compared to the same six-month period of fiscal 1996. The aforementioned acquisitions caused cost of sales to increase approximately $9.2 million for the six-month period ended December 31, 1996. However, this increase was offset in part by a $3.1 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company. Excluding acquisition and disposition transactions, cost of sales decreased approximately $4.5 million or 10.7%. The decrease in cost of sales at existing newspapers was entirely the result of declines in the average cost of newsprint of approximately 16.6% combined with a 3.1% decrease in consumption, primarily associated with efforts to conserve newsprint, including the conversion to the 50-inch web width which began in October of 1995 and was completed at a majority of newspapers during fiscal 1996. Excluding newsprint, cost of sales on a same newspaper basis decreased approximately $0.9 million in the first six months of fiscal 1997.

Selling, General and Administrative

       Selling, general and administrative ("SG&A") expenses increased $8.1 million or 16.2% in the first six months of fiscal year 1997 as compared to the same period of fiscal year 1996. The aforementioned acquisitions resulted in SG&A expense increases of $9.7 million; however, this was in part offset by a $2.7 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company. Excluding the acquisition and disposition transactions, SG&A expense increased $1.1 million or 2.5%. The increase in SG&A expense is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and circulation.

Other Expense

       Other expense, net, increased $12.5 million. The majority of the increase is attributable to a second quarter fiscal year 1997 charge to write off approximately $13.5 million of fees and other costs associated with the Company's term loan and revolving credit facility entered into on October 31, 1996, and prepayment premiums associated with the October 31, 1996, prepayment of the Company's then outstanding Senior Secured Notes. The increase was partially offset by $1.1 million of financing costs recorded in the same period of fiscal year 1996 associated with the August, 1995, acquisition. Proceeds from the term loan and revolving credit facility were used to fund the aforementioned October 31, 1996, acquisition.

Net Income

       Garden State recorded adjusted net income of approximately $4.7 million in the first six months of fiscal year 1997, after excluding the effect of the $13.5 million charge described above, as compared to adjusted net income of $0.1 million in the first six months of fiscal year 1996, after excluding the write-off of $1.1 million in fees and other costs associated with the term loan and revolving credit facility entered into in August, 1995. The increase in net income is primarily attributable to a $6.2 million increase in operating profit offset by a $0.8 million increase in interest expense and a $0.8 million increase in tax expense resulting from the Company's improved operating results.

FINANCIAL CONDITION AND LIQUIDITY

       Net cash flows from operating activities were approximately $8.1 million and $2.3 million for the six months ended December 31, 1996 and 1995, respectively. The $5.8 million increase in cash flow from operating activities was primarily the result of a $7.3 million increase in adjusted operating profit after excluding depreciation and amortization expense for the six months ended December 31, 1996, compared to the same six months ended December 31, 1995. The increase in adjusted operating profit was in part offset by a $0.6 million increase in cash interest expense.

       Net cash flows from investing activities were ($136.8) million and ($24.0) million for the six months ended December 31, 1996 and 1995, respectively. The $112.8 million change was primarily the result of the Company spending approximately $130.0 million acquiring the Star-News, Whittier Daily Review, San Gabriel Valley Tribune, Times-Standard and The Evening Sun in fiscal year 1997 compared to $21.7 million related to the acquisition of The Berkshire Eagle, Brattleboro Reformer and Bennington Banner in the first six months of fiscal year 1996. Capital expenditures increased primarily as a result of the previously announced press upgrade in Easton and new front-end systems in Potomac and Las Cruces.

       Net cash flows from financing activities were $126.4 million and $12.8 million for the six months ended December 31, 1996 and 1995, respectively. The change of approximately $113.6 million was attributable to the Company borrowing a net $128.4 million in the first six months of fiscal 1996, primarily in conjunction with the previously discussed October 31, 1996, acquisition and prepayment of the Company's Senior Secured Notes.

Liquidity

       Giving effect to the January 22, 1997, increase in the Bank Credit Facility, Garden State and subsidiaries had a combined $74.9 million available for future borrowings, net of approximately $5.0 million in outstanding letters of credit at January 31, 1997. Approximately $47.0 million of the availability under the bank credit facility is available exclusively for future business acquisitions.

       Based upon current operations and newsprint consumption, management believes that the Company will have sufficient cash to pay interest when due on outstanding indebtedness and that cash flow from operations, together with the Garden State Bank Credit Facility and other resources available to the Company, will be adequate to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months.


NEAR TERM OUTLOOK

       The steady increase in newsprint prices came to a halt in the second quarter of calendar 1996 and, beginning in May, 1996, newsprint suppliers began lowering prices. From May, 1996 to December, 1996, the discounts offered by newsprint suppliers continued to accelerate as newsprint supply outpaced demand. Believing that newsprint demand was beginning to strengthen, several newsprint suppliers announced in December, 1996, a $75 per metric ton increase in newsprint, effective February 1, 1997, but the announced increase failed to take hold. While the February 1, 1997, price increase was unsuccessful, the Company believes future modest price increases may occur in the near future.
If a price increase does occur, it is not expected to have a significant impact on the Company's cash flows from operations. As a result of the recent decline in newsprint prices, the Company is experiencing substantial year-over-year favorable comparisons in the average cost of newsprint consumed.

       Additionally, the Company's operating margins should also continue to improve as the Company begins to realize the full annualized effect of reduced consumption resulting from the conversion to 50-inch web widths.

                                EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION
-----------                     ------------
10.26                   Employment Agreement
27.                     Financial Data Schedule
