Form 10-Q
period 1997-03-31
GARDEN STATE NEWSPAPERS INC
filed 1997-05-15
CIK 918944

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 --------------

                                  FORM 10-Q

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


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

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

27 - Financial Data Schedule.


Reports on Form 8-K

1. On January 13, 1997, the Company filed an 8-K/A disclosing the unaudited pro forma financial information and audited financial statements related to the October 31, 1996, acquisition of the San Gabriel Valley Tribune, Whittier Daily News, Pasadena Star, Times-Standard and The Evening Sun.

2. On February 28, 1997, the Company filed an 8-K containing unaudited pro forma financial statements related to the sale of the Potomac News on February 13, 1997.

3. On March 5, 1997, the Company filed an 8-K regarding the February 28, 1997, acquisition of the Sentinel & Enterprise, The Daily News and The Daily Nonpareil.

No other reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GARDEN STATE NEWSPAPERS, INC.



Dated: May 12, 1997               By:  /s/ JOSEPH J. LODOVIC, IV
      --------------                   -----------------------------------------
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

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                       March 31,           June 30,
                              ASSETS                                     1997                1996
                                                                   ----------------    -----------------
                                                                               (In thousands)
 CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . .     $          3,599    $           4,415
   Accounts receivable, less allowance for doubtful
     accounts of $3,796 and $2,426 at March 31, 1997
     and June 30, 1996, respectively . . . . . . . . . . . . .               33,851               27,612
   Inventories of newsprint and supplies . . . . . . . . . . .                7,095                3,966
   Prepaid expenses and other assets . . . . . . . . . . . . .                4,107                2,780
                                                                   ----------------    -----------------
       Total Current Assets  . . . . . . . . . . . . . . . . .               48,652               38,773

 PROPERTY, PLANT AND EQUIPMENT
   Land  . . . . . . . . . . . . . . . . . . . . . . . . . . .                7,137                5,168
   Buildings and improvements  . . . . . . . . . . . . . . . .               40,741               32,687
   Machinery and equipment . . . . . . . . . . . . . . . . . .              117,896               87,522
                                                                   ----------------    -----------------
       Total Property, Plant and Equipment . . . . . . . . . .              165,774              125,377
   Less accumulated depreciation and amortization  . . . . . .               54,560               50,027
                                                                   ----------------    -----------------
       Net Property, Plant and Equipment . . . . . . . . . . .              111,214               75,350

 OTHER ASSETS
   Investment in partnership   . . . . . . . . . . . . . . . .                6,448                6,369
   Subscriber accounts, less accumulated amortization of
     $43,289 and $48,594 at March 31, 1997 and June 30,
     1996, respectively  . . . . . . . . . . . . . . . . . . .               67,814               44,220
   Excess of cost over fair value of net assets acquired,
     less accumulated amortization of $11,815 and $13,267
     at March 31, 1997 and June 30, 1996, respectively . . . .              167,236               65,715
   Covenants not to compete and other identifiable
     intangible assets, less accumulated amortization
     of $15,395 and $19,673 at March 31, 1997 and
     June 30, 1996, respectively  .  . . . . . . . . . . . . .                7,151                8,461
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,929                1,871
                                                                   ----------------    -----------------
       Total Other Assets  . . . . . . . . . . . . . . . . . .              250,578              126,636
                                                                   ----------------    -----------------

 TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .     $        410,444    $         240,759
                                                                   ================    =================



      See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                       March 31,           June 30,
              LIABILITIES AND SHAREHOLDER'S DEFICIT                      1997                1996
                                                                   ----------------    -----------------
                                                                      (In thousands, except share data)
 CURRENT LIABILITIES
   Trade accounts payable  . . . . . . . . . . . . . . . . . .     $          4,773    $           5,884
   Accrued liabilities . . . . . . . . . . . . . . . . . . . .               20,311               18,174
   Unearned income . . . . . . . . . . . . . . . . . . . . . .               10,073                7,048
   Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                2,082                  373
   Current portion of long-term debt and
     capital lease obligations . . . . . . . . . . . . . . . .                5,942               11,190
                                                                   ----------------    -----------------
       Total Current Liabilities . . . . . . . . . . . . . . .               43,181               42,669

 LONG-TERM DEBT AND CAPITAL
   LEASE OBLIGATIONS . . . . . . . . . . . . . . . . . . . . .              348,534              199,399

 OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . .                5,286                7,728

 DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . .               12,491               11,755

 SHAREHOLDER'S DEFICIT
   Common stock, par value $1.00 per share;
     authorized 1,000 shares; 1,000 shares issued
     and outstanding . . . . . . . . . . . . . . . . . . . . .                    1                    1
   Additional paid-in capital  . . . . . . . . . . . . . . . .               78,570               78,570
   Deficit . . . . . . . . . . . . . . . . . . . . . . . . . .              (77,619)             (99,363)
                                                                   ----------------    -----------------
       Total Shareholder's Deficit . . . . . . . . . . . . . .                  952              (20,792)
                                                                   ----------------    -----------------

 TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT . . . . . . . . .     $        410,444    $         240,759
                                                                   ================    =================




      See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months                  Nine Months
                                                                    Ended March 31,              Ended March 31,
                                                               -------------------------    -------------------------
                                                                  1997          1996           1997          1996
                                                               ----------    -----------    ----------    -----------
                                                                                   (In thousands)
 OPERATING REVENUES  . . . . . . . . . . . . . . . . . . .     $   75,853    $    57,911    $  215,819    $   180,937

 COST AND EXPENSES
   Cost of sales . . . . . . . . . . . . . . . . . . . . .         26,971         24,494        77,260         73,211
   Selling, general, and administrative  . . . . . . . . .         33,738         25,163        91,925         75,237
   Depreciation and amortization . . . . . . . . . . . . .          6,324          5,226        17,290         15,180
   Interest expense  . . . . . . . . . . . . . . . . . . .          8,755          6,952        23,145         20,576
   Other, (net)  . . . . . . . . . . . . . . . . . . . . .          1,461          1,065        15,735          2,869
                                                               ----------    -----------    ----------    -----------
     TOTAL COST AND EXPENSES . . . . . . . . . . . . . . .         77,249         62,900       225,355        187,073

 GAIN ON SALE OF NEWSPAPER PROPERTY  . . . . . . . . . . .         30,883             --        30,883             --
                                                               ----------    -----------    ----------    -----------

 INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . .         29,487         (4,989)       21,347         (6,136)

 INCOME TAX BENEFIT  . . . . . . . . . . . . . . . . . . .          1,080              4           397            152
                                                               ----------    -----------   -----------    -----------

 NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .     $   30,567    $    (4,985)   $   21,744    $    (5,984)
                                                               ==========    ===========    ==========    ===========





      See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended March 31,
                                                                           -------------------------------------
                                                                                 1997                 1996
                                                                           -----------------    ----------------
                                                                                       (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . .   $          21,744    $         (5,984)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . .              16,385              14,533
    Gain on sale of newspaper property and other assets  . . . . . . . .             (30,883)                (69)
    Provision for losses on accounts receivable  . . . . . . . . . . . .               2,431               1,882
    Amortization of debt discount  . . . . . . . . . . . . . . . . . . .               1,339               1,098
    Debt issuance and make-whole cost  . . . . . . . . . . . . . . . . .              13,763               1,092
    Undistributed partnership earnings . . . . . . . . . . . . . . . .                   (61)               (364)
    Deferred income tax benefit  . . . . . . . . . . . . . . . . . . . .              (3,251)               (705)
    Change in operating assets and liabilities, net of current
     assets and liabilities acquired and/or sold . . . . . . . . . . .                (6,726)            (12,157)
                                                                           -----------------    ----------------
         NET CASH FLOWS FROM OPERATING ACTIVITIES  . . . . . . . . . . .              14,741                (674)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of newspaper property and other assets  . . . . . . . . . . . .              47,699                  69
    Purchase of newspaper properties . . . . . . . . . . . . . . . . . .            (183,176)            (33,215)
    Purchase of machinery and equipment  . . . . . . . . . . . . . . . .              (6,541)             (4,470)
                                                                           -----------------    ----------------
         NET CASH FLOWS FROM INVESTING ACTIVITIES  . . . . . . . . . . .            (142,018)            (37,616)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . .             257,350              36,300
    Debt issuance cost . . . . . . . . . . . . . . . . . . . . . . . . .             (13,763)             (1,092)
    Reduction of long-term debt  . . . . . . . . . . . . . . . . . . . .            (114,649)             (8,869)
    Reduction of non-operating liabilities . . . . . . . . . . . . . . .              (2,477)             (3,647)
                                                                           -----------------    ----------------
         NET CASH FLOWS FROM FINANCING ACTIVITIES  . . . . . . . . . . .             126,461              22,692
                                                                           -----------------    ----------------
 INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (816)            (15,598)
 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,415              17,083
                                                                           -----------------    ----------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . .   $           3,599    $          1,485
                                                                           =================    ================
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $          26,538    $         25,749
                                                                           =================    ================
    Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . .   $           1,228    $            383
                                                                           =================    ================


      See notes to unaudited condensed consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Principles of Consolidation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Garden State Newspapers, Inc.'s Annual Report on Form 10-K for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

   The unaudited condensed consolidated financial statements include the accounts of Garden State Newspapers, Inc. (the "Company" or "Garden State") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Garden State is a wholly owned subsidiary of Affiliated Newspapers Investments, Inc.

Income Taxes

   The effective income tax rate varies from the federal statutory rate primarily because of the nondeductibility of certain expenses and the use of net operating losses for which no tax benefit was previously recognized.

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

Business Acquisitions

   On February 28, 1997, the Company acquired substantially all the assets used in the publication of the Sentinel & Enterprise, The Daily News and The Daily Nonpareil, daily newspapers located in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.2 million in cash. The daily newspapers acquired had daily and Sunday circulation of approximately 58,000 and 60,000, respectively, at September 30, 1996. Proceeds from the sale of the Potomac News (discussed below) and borrowings under the Company's revolving credit facility were used to fund the acquisition.

   On October 31, 1996, the Company acquired substantially all of the assets used in the publication of the Star News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of approximately $130.0 million in cash. The daily newspapers combined had daily and Sunday circulation of approximately 156,000 and 161,000, respectively, at September 30, 1996.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS--CONTINUED

   The acquisitions were accounted for as a purchase; accordingly, the consolidated financial statements include the operations of the February 28, 1997 and October 31, 1996, acquired newspapers from March 1, 1997, and November 1, 1996, respectively. The assets acquired and the liabilities assumed have been recorded at their estimated fair market values as of the dates of acquisition. These fair market values are based on management's preliminary estimates and are subject to change upon the final allocation of the purchase price.

Business Disposition

   Effective February 14, 1997, the Company sold substantially all the assets used in the publication of the Potomac News and two weekly publications for $48.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.0 million, net of selling expenses, in its third fiscal quarter.

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

   II. A $27.0 million Senior Secured Revolving Credit Facility ("Revolver B") with sublimits of $7.0 million available for standby Letters of Credit and $5.0 million available for same day borrowings under a Swingline Facility. No principal payments are required under Revolver B until March 31, 2004, at which time the commitment is terminated and all then outstanding balances are due and payable. As of the date hereof, $19.5 million is available under Revolver B.

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

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2: LONG-TERM DEBT--CONTINUED

   All borrowings under the Bank Credit Facility, except loans under the Swingline Facility, bear interest at rates based upon, at the Company's option, Eurodollar or prime, plus a spread based on the Company's leverage. Borrowings under the Swingline Facility bear interest at prime plus a spread based on the Company's leverage. Interest on prime borrowings under the Bank Credit Facility is payable quarterly. Interest on Eurodollar borrowings is due at the end of the applicable interest rate period or quarterly if the interest rate period exceeds three months. In addition, the Company pays an annual commitment fee of 0.50% on the unused commitment under Revolvers A and B. If the ratio of total debt to operating cash flow is less than 4.00 to 1.00, the commitment fee is reduced to 0.375%.

   The Garden State Bank Credit Facility contains certain restrictive covenants which relate to, among other things, the incurrence of additional debt, capital expenditures and distributions. Additionally, the agreement requires the maintenance of certain financial ratios based on leverage, debt service coverage, interest coverage and fixed charges coverage. Borrowings under the Garden State Bank Credit Facility are secured by substantially all of the Company's tangible and intangible assets and the stock of the Company and its subsidiaries.

   In addition to proceeds from Term Loan B, Garden State received a distribution of $17.4 million from borrowings under an existing bank credit facility of a subsidiary. These funds were used to prepay in full the Company's 10.89% Senior Secured Notes totaling approximately $77.6 million, including interest of approximately $0.7 million, and $1.8 million was used to reduce the outstanding balance of Revolver B to zero. The remaining funds were used to pay a make-whole payment of approximately $9.5 million and bank fees and other transactional expenses of approximately $4.5 million. The majority of these costs, which related to the refinancings, were expensed in the quarter ended December 31, 1996.

   Maturities of the Company's long-term debt for the remaining three months of fiscal year 1997 and for the next four fiscal years ending June 30, 2001, are as follows (in thousands):


                     1997 . . . . . . . . . . . . . . . . .   $      987
                     1998 . . . . . . . . . . . . . . . . .        6,414
                     1999 . . . . . . . . . . . . . . . . .       44,926
                     2000 . . . . . . . . . . . . . . . . .       37,022
                     2001 . . . . . . . . . . . . . . . . .       41,347
                     Thereafter . . . . . . . . . . . . . .      216,295
                                                              ----------
                                                              $  346,991
                                                              ==========

Interest Rate Swaps

   Effective April 1, 1997, the Company entered into a three-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. The Company uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates. The Company accounts for the differences paid or received under this agreement as an adjustment to interest expense.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OPERATING RESULTS

Three Months Ended March 31, 1997 and 1996

Revenues

   Revenues increased $17.9 million or 31.0% in the third quarter of fiscal year 1997 as compared to the same quarter of fiscal year 1996. The increase in revenue was attributable to the March, 1996, acquisition of the San Mateo Times, the April 30, 1996, acquisition of The Transcript and The Evening News, the October 31, 1996, acquisition of the Star News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun and the February 28, 1997, acquisition of the Sentinel & Enterprise, The Daily News and The Daily Nonpareil. Combined, the acquisitions discussed above increased revenues approximately $23.1 million in the third quarter of fiscal year 1997. These revenue increases were partially offset by a $5.8 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on April 30, 1996, and the sale of the Potomac News on February 13, 1997. Excluding the newspaper operations described above, the Company's remaining newspaper operations combined posted a $0.6 million increase in operating revenues for the third quarter of fiscal 1997.

Cost of Sales

   Cost of sales increased $2.5 million or 10.1% in the third quarter of fiscal 1997 compared to the same quarter of fiscal year 1996. The aforementioned acquisitions caused cost of sales to increase approximately $8.1 million for the quarter ended March 31, 1996. However, this increase was offset in part by a $2.2 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company and the Potomac News. Excluding acquisition and disposition transactions, cost of sales decreased approximately $3.4 million or 17.8%. The decrease in cost of sales at existing newspapers was entirely the result of declines in the average cost of newsprint of approximately 27.0% combined with a 3.0% decrease in consumption, primarily associated with efforts to conserve newsprint, including the conversion to the 50-inch web width which began in October of 1995 and was completed at the majority of newspapers during fiscal year 1996. Excluding newsprint, cost of sales on a same newspaper basis decreased $0.9 million in the third quarter of fiscal 1997.

Selling, General and Administrative

   Selling, general and administrative ("SG&A") expenses increased $8.6 million or 34.1% in the third quarter of fiscal 1997 compared to the same quarter of fiscal 1996. The aforementioned acquisitions resulted in SG&A expense increase of $8.9 million; however, this was in part offset by $2.0 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company and the Potomac News. Excluding the acquisition and disposition transactions, SG&A expense increased $1.7 million. The increase at existing newspapers was caused in part by increased advertising and circulation spending, primarily associated with efforts to increase circulation and advertising linage.

Net Income

   Garden State recorded an adjusted loss of approximately $0.3 million in the third quarter of fiscal year 1997, after excluding the effect of the $30.9 million pre-tax gain on the sale of the Potomac News, compared to a loss of approximately $5.0 million in the third quarter of fiscal year 1996. The decrease in the adjusted loss is primarily attributable to a $5.8 million increase in operating profit and a $1.1 million increase in income tax benefits associated with the sale of the Potomac News, which were offset in part by a $1.8 million increase in interest expense.

OPERATING RESULTS

Nine Months Ended March 31, 1997 and 1996

Revenues

   Revenues increased $34.9 million or 19.3% in the first nine months of fiscal year 1997 as compared to the same nine- month period of fiscal year 1996. The increase in revenue was attributable to the August 31, 1995, acquisition of The Berkshire Eagle, Brattleboro Reformer and Bennington Banner; the March, 1996, acquisition of the San Mateo Times; the April 30, 1996, acquisition of The Transcript and The Evening News; the October 31, 1996, acquisition of the Star News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun; and the February 28, 1997, acquisition of the Sentinel & Enterprise, The Daily News and The Daily Nonpareil. Combined, the acquisitions discussed above increased revenues approximately $50.1 million in the first nine months of fiscal year 1997. These revenue increases were partially offset by a $14.6 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on April 30, 1996, and the Potomac News on February 13, 1997. Excluding the newspaper operations described above, the Company's remaining newspaper operations combined posted a $0.6 million decline in operating revenues for the first nine months of fiscal year 1997. While operating revenues on a same newspaper basis were down, all the Company's newspapers except Alameda Newspaper Group (excluding San Mateo) and North Jersey Newspaper Company posted an increase in operating revenue. The increase in operating revenue at these newspapers was approximately $2.6 million and was primarily attributable to a combined 11.6% and 6.3% gain in classified and retail revenue, respectively. Alameda Newspaper Group continued to be negatively affected by declines in circulation revenue caused by increased use of discounts and a significant number of out-of-business accounts (either from store mergers or bankruptcies) which have not yet been cycled through. The Company currently expects that Alameda Newspaper Group will begin showing year-over- year quarterly improvements in operating revenues in the fiscal fourth quarter. North Jersey Newspaper Company, which suffered similar problems to that of Alameda Newspaper Group, completed its turnaround in the third quarter, posting a 1.2% increase in quarterly operating revenues primarily through growth in classified revenue.

Cost of Sales

   Cost of sales increased $4.1 million or 5.5% in the first nine months of fiscal year 1997 compared to the same nine- month period of fiscal 1996. The aforementioned acquisitions caused cost of sales to increase approximately $16.8 million for the nine-month period ended March 31, 1997. However, this increase was offset in part by a $5.3 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company and the Potomac News. Excluding acquisition and disposition transactions, cost of sales decreased approximately $7.4 million or 12.5%. The decrease in cost of sales at existing newspapers was entirely the result of declines in the average cost of newsprint of approximately 22.0% combined with a 4.0% decrease in consumption, primarily associated with efforts to conserve newsprint, including the conversion to the 50-inch web width which began in October of 1995 and was completed at a majority of newspapers during fiscal 1996. Excluding newsprint, cost of sales on a same newspaper basis decreased approximately $0.9 million in the first nine months of fiscal 1997.

Selling, General and Administrative

   Selling, general and administrative ("SG&A") expenses increased $16.7 million or 22.2% in the first nine months of fiscal year 1997 as compared to the same period of fiscal year 1996. The aforementioned acquisitions resulted in SG&A expense increases of $19.2 million; however, this was in part offset by a $4.7 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company and the Potomac News. Excluding the acquisition and disposition transactions, SG&A expense increased $2.2 million or 3.6%. The increase in SG&A expense is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and circulation.

Other Expense

   Other expense, net, increased $12.9 million. The majority of the increase is attributable to a second quarter fiscal year 1997 charge to write off approximately $13.8 million of fees and other costs associated with the Company's term loan and revolving credit facility entered into on October 31, 1996, and prepayment premiums associated with the October 31, 1996, prepayment of the Company's then outstanding Senior Secured Notes. The increase was partially offset by $1.1 million of financing costs recorded in the same period of fiscal year 1996 associated with the August, 1995, acquisition.

Net Income

   Garden State recorded adjusted net income of approximately $4.6 million in the first nine months of fiscal year 1997, after excluding the pretax gain on the sale of the Potomac News of $30.9 million and the effect of the $13.8 million charge described above, as compared to an adjusted net loss of $4.9 million in the first nine months of fiscal year 1996, after excluding the write-off of $1.1 million in fees and other costs associated with the August, 1995, acquisition. The increase in adjusted net income is primarily attributable to a $12.0 million increase in operating profit offset by a $2.6 million increase in interest expense.

FINANCIAL CONDITION AND LIQUIDITY

   Net cash flows from operating activities were approximately $14.7 million and ($0.7) million for the nine months ended March 31, 1997 and 1996, respectively. The $15.4 million increase in cash flow from operating activities was primarily the result of a $14.1 million increase in adjusted operating profit, after excluding depreciation and amortization expense, for the nine months ended March 31, 1997, compared to the same nine months ended March 31, 1996.

   Net cash flows from investing activities were ($142.0) million and ($37.6) million for the nine months ended March 31, 1997 and 1996, respectively. The $104.4 million change was primarily the result of funds totaling approximately $183.2 million used to acquire the Star-News, Whittier Daily Review, San Gabriel Valley Tribune, Times-Standard, The Evening Sun, The Sentinel & Enterprise, The Daily News and The Daily Non-Pareil in fiscal year 1997 less proceeds received from the sale of the Potomac News of $47.7 million, compared to $33.2 million spent related to the acquisition of The Berkshire Eagle, Brattleboro Reformer, Bennington Banner and San Mateo Times in the first nine months of fiscal year 1996. Capital expenditures increased by approximately $2.0 million primarily as a result of the previously announced press upgrade in Easton and new front-end systems in Potomac and Las Cruces.

   Net cash flows from financing activities were $126.5 million and $22.7 million for the nine months ended March 31, 1997 and 1996, respectively. The change of approximately $103.8 million was attributable to the Company borrowing approximately $133.0 million related to acquisitions as compared to approximately $31.0 million related to acquisitions in the same period of fiscal 1996. In addition, the Company borrowed $12.7 million during the first nine months of fiscal 1997 in excess of that borrowed during the same period of fiscal 1996 related to bank fees and other financing costs, including make-whole premiums.

Liquidity

   Garden State and subsidiaries had a combined $74.3 million available for future borrowings, net of approximately $5.0 million in outstanding letters of credit at March 31, 1997. Approximately $47.0 million of the availability under the bank credit facility is available solely for future business acquisitions.

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


NEAR TERM OUTLOOK

   The steady increase in newsprint prices came to a halt in the second quarter of calendar 1996 and, beginning in May, 1996, newsprint suppliers began lowering prices. From May, 1996 to December, 1996, the discounts offered by newsprint suppliers continued to accelerate as newsprint supply outpaced demand. Believing that newsprint demand was beginning to strengthen, several newsprint suppliers announced a $75 per metric ton increase in newsprint, effective March 1, 1997, which, to date, has been only partially successful as newsprint suppliers have only been able to obtain a portion of the $75 per ton increase. While no additional price increases have been announced, suppliers may attempt to increase prices before the end of calendar year 1997. If prices increase, they are not expected to have a significant impact on the Company's future cash flows from operations. In addition, to protect itself from rising prices, the Company has entered into fixed price contracts with certain of its suppliers. These contracts cover almost half of the Company's annual newsprint usage.

   As a result of the decline in newsprint prices, the Company is experiencing substantial year-over-year favorable comparisons in the average cost of newsprint consumed. Additionally, the Company's operating margins should also continue to improve as the Company begins to realize the full annualized effect of reduced consumption resulting from its conversion to 50-inch web widths.

                               EXHIBIT INDEX

Exhibit No.                     Description
-----------                     -----------
    27                    Financial Data Schedule