Form 10-K405
period 1997-06-30
GARDEN STATE NEWSPAPERS INC
filed 1997-09-22
CIK 918944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                              -------------------------
                                      FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       For the Fiscal Year Ended June 30, 1997
                                          OR

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

    Documents Incorporated by Reference:  NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I
ITEM 1. BUSINESS

GENERAL

    Garden State Newspapers, Inc. ("the Company" or "Garden State"), a wholly owned subsidiary of Affiliated Newspapers Investments, Inc. ("ANI"), is one of the largest privately held suburban newspaper publishing companies in the United States. Garden State, founded in March 1985 by William Dean Singleton and Richard B. Scudder, currently owns and operates 26 market dominant daily and 69 weekly newspapers in eight states (including suburban markets in close proximity to the San Francisco Bay area, Los Angeles, New York City, Philadelphia, and Boston). The Company's principal sources of revenue are advertising and circulation sales. Other sources of revenue include commercial printing and electronic media operations. The Company's newspapers had a combined daily and Sunday paid circulation of approximately 821,000 and 774,000 respectively, including the July 31, 1997, acquisition of THE SUN published in Lowell, Massachusetts (the "Lowell Acquisition"), as of March 31, 1997. The Company had revenue and EBITDA of $302.9 million and $68.6 million, respectively, for fiscal 1997.

    Garden State's newspapers are geographically diverse and generally positioned in markets with limited direct competition for local newspaper advertising. Management believes the Company's markets, taken as a whole, have above average population and sales growth potential. The Company's newspapers are established franchises with strong local identities and often serve as the primary source of local news and information in the communities they serve. The Company's newspapers address the specific needs of the community, providing a unique combination of social and economic services in a way in which only they can provide, making them an attractive purchase for both the reader and the advertiser.

    Garden State has grown significantly through internal growth and by making strategic acquisitions in markets which have above average growth potential. The Company's main acquisition focus is on newspaper markets contiguous to its own, allowing it to realize certain operating synergies. The Company refers to this acquisition strategy as clustering. A majority of the Company's newspapers are located in regional clusters, allowing them to achieve higher operating margins through efficient use of labor and equipment and by providing opportunities to cross-sell advertising. Management occasionally divests newspaper properties which no longer fit a cluster strategy and in management's opinion, the value of such newspaper properties has been maximized. This strategy has enabled the Company to reinvest sale proceeds in newspaper properties which can be clustered, allowing the Company to achieve greater revenue and EBITDA growth while reducing its leverage ratio (as defined in the Company's Bank Credit Agreement).

    Management believes that one of the keys to the Company's improved financial position and future growth prospects is the successful implementation of its clustering and acquisition strategy. Implementation of this strategy may include selective dispositions from time to time. Since May 31, 1994, the Company has acquired 18 daily and 23 weekly newspapers for $322.9 million. During the same period, the Company disposed of four daily and nine weekly newspapers for a combined $122.1 million, resulting in realized pre-tax gains of $49.6 million. These same acquisitions and dispositions would have resulted in a net increase in debt of $200.8 million if such transactions had occurred on June 30, 1997, and pro forma net EBITDA of $46.4 million for the year then ended, representing a debt to EBITDA ratio of 4.3x. Combined with internal growth, the aforementioned acquisitions and dispositions have resulted in revenue and EBITDA growth from $186.6 million and $37.3 million in fiscal 1994 to $302.9 million and $68.6 million in fiscal 1997, respectively, which has allowed the Company to reduce its leverage ratio from 6.0x at June 30, 1994 to 4.5x at June 30, 1997. Furthermore, management believes that its cluster acquisitions and its selected dispositions of newspapers (those which had limited growth prospects and no longer fit a cluster strategy) have positioned the Company to achieve greater internal growth in the future than it would have otherwise been able to achieve.

    Management believes the Company's newspaper markets, taken as a whole, have above average population and sales growth potential. Most suburban and small city daily newspapers, such as the newspapers owned by the Company, have leading or sole positions in the geographic areas they serve. Only a few cities in the United States contain more than one primary daily newspaper, the majority of which are in major metropolitan markets. Additionally, start-ups of new daily newspapers in suburban markets with pre-existing local newspapers are rare. Suburban newspapers address the specific needs of the community by publishing a broad spectrum of local news, as well as advertiser-specific editions, which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities the local newspaper provides a combination of social and economic services in a way in which only it can provide, making it attractive for both consumers and advertisers.

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

INDUSTRY BACKGROUND

    Newspaper publishing is the oldest and largest segment of the media industry. Due to a focus on local news, newspapers remain the dominant medium for local advertising and in calendar year 1996 accounted for more than 47.6% of all local media advertising expenditures in the United States. In addition, in calendar year 1996 U. S. newspaper advertising expenditures reached an all time high of approximately $38.2 billion, representing a compounded annual growth rate of 6.1% since 1980. In the first six months of calendar 1997, newspaper advertising revenues increased by 9.5%, representing a gain of approximately $1.7 billion over the same six-month period in 1996. Newspapers continue to be the best medium for retail advertising which emphasizes the price of goods, in contrast to television which is generally used for image advertising.

    The number of adult readers of daily and Sunday newspapers is reported to have increased from 106.0 million and 106.7 million in 1980 to 112.1 million and
128.6 million in 1996, respectively, representing compounded annual growth rates of 0.4% and 1.2%, respectively. Readers of daily and Sunday newspapers tend to be more highly educated and have higher incomes than non-newspaper readers. For instance, 71% of college graduates and 66% of households with income greater than $40,000 are reported to read a daily newspaper, compared to 61% of high school graduates and 52% of households with incomes less than $40,000. Management believes that newspapers continue to be the most cost-effective means for advertisers to reach this highly targeted demographic group.

    Total morning daily and Sunday national circulation has increased from 29.4 million and 54.7 million in 1980 to 44.8 million and 60.8 million in 1996, respectively, representing compounded annual growth rates of 2.7% and 0.7%, respectively. Total reported daily national circulation, including evening editions, however, declined from 62.2 million in 1980 to 57.0 million in 1996, or 0.5% annually. This decrease can be directly attributable to the declining national circulation of evening newspapers, which is reported to have decreased from 32.8 million in 1980 to 12.2 million in 1996, or 6.0% annually, as a result of an inability to compete with existing morning newspapers and from increased competition by evening broadcast news programming and specialized cable programming such as CNN and Headline News. Circulation statistics for suburban daily newspapers are not published separately from circulation statistics for daily newspapers as a whole. Reliable circulation statistics for weekly newspapers are not available.

    Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which makes up approximately one-third of newspaper advertising revenues, is the most sensitive to economic improvements or slowdowns as it is primarily affected by the demand for employment, real estate transactions and automotive sales. Growth in newspaper advertising has exceeded growth in the Gross Domestic Product ("GDP") in every calendar year since 1993 and, in calendar year 1996, newspaper advertising spending grew 5.8% while the GDP grew only by 4.5%.

RECENT ACQUISITIONS & DISPOSITIONS

    ACQUISITIONS:

    On July 31, 1997, the Company acquired substantially all the assets used in the publication of THE SUN, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $11.8 million.

    On February 28, 1997, the Company acquired substantially all the assets used in the publication of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL, daily newspapers distributed primarily in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.2 million in cash.

    On October 31, 1996, the Company acquired substantially all the assets used in the publication of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of approximately $130.0 million in cash.

    In conjunction with the sale of the Johnstown Tribune Publishing Company (discussed below), the Company acquired substantially all the assets used in the publication of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively.

    On March 10, 1996, a subsidiary of the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million, including discounted obligations to the seller of approximately $4.3 million and the assumption of newspaper subscription obligations of approximately $0.7 million.

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

    On November 18, 1994, the Company acquired from an affiliate substantially all the assets used in the publication of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM, daily newspapers distributed in Woodbury and Salem, New Jersey, respectively, for $9.0 million in cash and the assumption of subordinated debt with a discounted value of $1.9 million, which is due to certain shareholders of ANI.

    DISPOSITIONS:

    On February 13, 1997, the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $47.7 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses.

    On May 1, 1996, the Company sold the common stock of the Johnstown Tribune Publishing Company, which publishes THE TRIBUNE-DEMOCRAT and two weekly newspapers distributed in and around Johnstown, Pennsylvania, for $32.6 million in cash and the assets of six daily newspapers and eight weekly newspapers. The sale of the Johnstown Tribune Publishing Company resulted in a pre-tax gain of approximately $8.3 million. Immediately upon the completion of the transaction, four of the daily and seven of the weekly newspapers acquired were sold for $15.7 million to The Denver Post Corporation, an affiliate of the Company. No gain or loss was recognized on the sale to The Denver Post Corporation.

    On August 1, 1994, the Company sold substantially all the assets used in the publication of the BRISTOL PRESS and three weekly newspapers located in Bristol, Connecticut, and a covenant not to compete for $14.5 million in cash. The sale resulted in a fiscal year 1995 pre-tax gain of approximately $4.2 million.

OPERATING STRATEGY

    The Company's strategy is to increase revenues and cash flows through geographic clustering; targeted marketing programs; local news leadership; high quality editorial content and presentation; circulation growth; cost control; and strategic technological investments, as described below:

    GEOGRAPHIC CLUSTERING. The Company has acquired and assembled newspapers, and may continue to acquire newspapers, in contiguous markets ("clustering"). Clustering enables the Company to realize operating efficiencies and economic synergies, such as the sharing of management, accounting and production functions. In addition, the Company seeks to increase operating cash flows at acquired newspapers through cost reductions, including labor and web width reductions, as well as overall improved cost management. Clustering also enables management to maximize revenues through the cross-selling of advertising among contiguous newspaper markets. As a result of clustering, management believes that the Company's newspapers are able to obtain higher operating margins than they would otherwise be able to achieve on a stand-alone basis.

    TARGETED MARKETING PROGRAMS. Through a strong local presence and active community relations, the Company is able to develop programs to maximize its advertising revenues. The Company utilizes research, demographic studies and zoning (marketing directed to a particular sub-segment of a local area) to develop marketing programs and meet the unique needs of specific advertisers.

    LOCAL NEWS LEADERSHIP. The Company's newspapers generally have the largest local news gathering resources in their markets. As a result of emphasizing local news, the Company's newspapers generally are able to generate reader loyalty and create franchise value. Because the Company's provision of local news is a unique product in its markets, its newspapers satisfy the demands of both its readers and advertisers.

    HIGH QUALITY EDITORIAL CONTENT AND PRESENTATION. The Company's newspapers are committed to editorial excellence, providing the proper mix of local and national news to effectively serve the needs of their local markets. The Company's newspapers often receive awards for excellence in various areas in their respective regions and categories. In addition, the Company's newspapers are generally produced on modern offset presses and are designed to attract readers through attractive layouts and color enhancements.

    CIRCULATION GROWTH. The Company believes that circulation growth is essential to the creation of long-term franchise value at its newspapers. Accordingly, the Company has and will continue to invest in telemarketing and promotional campaigns to increase circulation and readership. The Company has also established management incentive programs which reward its publishers for circulation growth at each of its daily newspapers. As a result of management's commitment to circulation growth, the Company is one of the few newspaper groups which has consistently grown circulation, year over year, on a combined basis (excluding the effects of acquisitions).

    COST CONTROL. Each of the Company's newspapers emphasizes cost control with a particular focus on managing staffing requirements. At newspapers with collective bargaining units, management strives to enter into long-term agreements with minimal annual increases. In addition, the Company further controls labor costs through investments in state-of-the-art production equipment that improves production efficiencies. Management is equally focused on newsprint cost control. Each of the Company's newspapers benefits from discounted newsprint costs through its relationship with MediaNews Group, Inc. ("MNG", see MediaNews Group, Inc.'s Management of Newspaper Operations) and its buying power as the 13th largest newspaper group in the United States in terms of circulation as of September 30, 1996. The Company's newspapers buy newsprint from several suppliers, under arrangements covering MNG affiliates, resulting in what management believes are some of the most favorable newsprint prices in the industry. Through MNG, the Company has available to it fixed price newsprint contracts with certain suppliers expiring over the next two and one-half to three years, as well as newsprint purchasing arrangements with certain of its other suppliers which delay the adverse effect of newsprint price increases. Based on expected newsprint utilization at Garden State, approximately two-thirds of the Company's annual newsprint consumption for fiscal 1998 will be covered by fixed price contracts, at prices which are currently well below market.

    In order to further control newsprint costs while improving customer satisfaction, beginning in October of 1995, the Company began converting all its newspapers to a 50-inch web width. Prior to such conversions, the Company's newspapers had either 54 or 55-inch web widths. These conversions have permanently reduced the Company's newsprint consumption in excess of 8%. At June 30, 1997, all the Company's newspapers, except certain recent acquisitions, (all but one of which are expected to be converted by December 1997), were printed using a 50-inch web width.

    STRATEGIC TECHNOLOGICAL INVESTMENTS. In the past, MNG has tested the electronic delivery of news and advertising to consumers through websites at Alameda Newspaper Group and Denver Newspapers, Inc., an affiliate of Garden State and owner of THE DENVER POST ("Denver Newspapers"). Based on the success of its initial online projects and the rate at which electronic advertising as a whole is beginning to grow, MNG established MediaNEWS Technologies ("MNT") to develop and maintain websites for each of the Company's daily newspapers. MNT is currently developing websites to provide an online editorial presence and full online classified services for each of the Company's daily newspapers. The Company expects that it will have all its daily newspapers online by March 31, 1998. Although the Company believes that providing an online product service is important to broadening the presence of the newspapers in the communities served and ultimately to increasing the Company's revenues through such value added services, the Company believes almost all of its customers prefer the newspaper in a printed form. By being the leading, and in certain instances the sole, provider of local news in most of its markets, management believes that its newspapers are poised to respond and to benefit from any changes in the manner in which news and information are delivered in the future.

    As a result of the implementation of the operating strategy described above, management believes the Company is positioned to continue to achieve internal growth. The Company may, from time to time, seek strategic or targeted newspaper acquisitions and dispositions such as the recently completed Lowell Acquisition. The Company continually reviews newspaper acquisition candidates that it believes are underperforming in terms of operating cash flows but have an established history of strong readership and advertiser loyalty and are available at attractive prices. Such acquisitions will only be made in circumstances in which management believes that such acquisitions would contribute to the Company's overall growth strategy, whether through revenue growth and/or cost reduction opportunities, and represent attractive values based on price.

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

    Services provided by MNG to the Company include accounting, tax, merger and acquisition, newsprint purchasing, advertiser contracts and relations management, human resource and labor relations, debt administration, budget and operating plan review, cash management and some retail advertising billing services. In addition, MNT, a division of MNG, provides electronic media services, including website development and maintenances, to each of the Company's daily newspapers. A significant portion of MNG's time and resources are devoted to the Company's affairs. Messrs. Singleton and Scudder currently plan to use Garden State and its subsidiaries as the principal vehicle to acquire additional daily and weekly newspapers in the future, to the extent permitted by debt covenants and such acquisitions meet the Company's investment criteria.

    MNG's commitment to editorial quality is an integral part of its overall management strategy. While MNG does not maintain any centralized editorial control over the newspapers it manages, MNG does maintain high standards for local news coverage by utilizing its extensive contacts, trade reputation and opportunities for career advancement throughout the Company and its affiliates to attract and retain talented editorial personnel.

NEWSPAPER PROPERTIES

    ALAMEDA NEWSPAPER GROUP. The Alameda Newspaper Group is located in Alameda County, approximately 20 miles east of San Francisco, California, and publishes six morning newspapers. The Alameda Newspaper Group consists of THE OAKLAND TRIBUNE, THE DAILY REVIEW, TRI-VALLEY HERALD, THE ARGUS, ALAMEDA TIMES-STAR and SAN MATEO COUNTY TIMES. All the newspapers except the SAN MATEO COUNTY TIMES also publish a Sunday newspaper. These newspapers cover the city of Oakland, California, and five affluent suburban markets located immediately south, southeast and southwest of Oakland in Alameda County and San Mateo County. The Alameda Newspaper Group also publishes THE ALAMEDA ACCENT, SAN BRUNO HERALD, MILBRAE RECORD PROGRESS, DALY CITY RECORD/BRISBANE BEE, TIMES WEEKEND and THE COASTSIDE CHRONICLE on Saturday. The Alameda Newspaper Group had total daily and Sunday paid circulation of approximately 234,000 and 196,000 as of March 31, 1997.

    SAN GABRIEL VALLEY NEWSPAPER GROUP. The San Gabriel Valley Newspaper Group is located in West Covina, California, approximately 10 miles east of Los Angeles, California, and publishes three morning daily newspapers. The San Gabriel Valley Newspaper Group consists of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, and WHITTIER DAILY NEWS. These newspapers cover the cities of Pasadena, West Covina and Whittier, California. The San Gabriel Valley Newspaper Group also publishes the HIGHLANDER newspapers, CHEERS, CLASS FORCE, THE STAR, WHITTIER REVIEW, and THE SHOPPER, weekly newspapers distributed in and around these same cities. The San Gabriel Valley Newspaper Group had total daily and Sunday paid circulation of approximately 119,500 and 120,000, respectively, as of March 31, 1997.

    YORK. York Newspaper Company, a partnership owned 57.5% by York Newspaper, Inc. ("YNI"), a wholly owned subsidiary of Garden State Investments, Inc. ("GSI"), publishes THE YORK DISPATCH, the YORK SUNDAY NEWS and THE YORK DAILY RECORD in York, Pennsylvania, approximately 30 miles south of Harrisburg, Pennsylvania. These newspapers are published under the terms of a joint operating agreement ("JOA"). Under the terms of the JOA, all operations, other than news and editorial, are controlled by the partnership. YNI maintains its own editorial staff and produces the editorial content of both THE YORK DISPATCH and the YORK SUNDAY NEWS. The York

Newspaper Company also publishes the WEEKLY RECORD each Tuesday. The York Newspaper Company had a daily and Sunday paid circulation of approximately 83,000 and 93,000, respectively, as of March 31, 1997.

    NORTH JERSEY NEWSPAPERS COMPANY. North Jersey Newspapers Company is located in Passaic, New Jersey, approximately 15 miles west of New York City, and publishes a morning daily newspaper, the HERALD NEWS, seven days a week, and 30 weekly newspapers. The HERALD NEWS had a daily and Sunday paid circulation of approximately 55,000 and 41,000, respectively, as of March 31, 1997. The weeklies, most of which are free distribution publications in Bergen, Warren, Union, Middlesex and Passaic Counties, have a midweek and weekend distribution of approximately 680,000 and 150,000, respectively, as of March 31, 1997.

    LOWELL. THE SUN, acquired July 31, 1997, is located in Lowell, Massachusetts, approximately 30 miles north of Boston, and publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. THE SUN had daily and Sunday paid circulation of approximately 52,000 and 56,000, respectively, at March 31, 1997.

    EASTON. THE EXPRESS-TIMES is located in Easton, Pennsylvania, approximately 60 miles north of Philadelphia, Pennsylvania, and publishes a morning newspaper seven days a week. THE EXPRESS-TIMES also publishes three weekly newspapers: THE BETHLEHEM STAR, TWO RIVERS SHOPPING TIMES and the HUNTERDON MARKETPLACE, which are distributed in the area surrounding Easton, Pennsylvania. THE EXPRESS-TIMES had total daily and Sunday paid circulation of approximately 50,000 and 48,000, respectively, as of March 31, 1997.

    PITTSFIELD. THE BERKSHIRE EAGLE is located in Pittsfield, Massachusetts, approximately 30 miles southeast of Albany, New York, and publishes a morning newspaper seven days a week. THE BERKSHIRE EAGLE also publishes a weekly newspaper, THE SHOPPER, a broadsheet shopper circulated free to non-subscribers in Berkshire County. THE BERKSHIRE EAGLE had total daily and Sunday paid circulation of approximately 30,500 and 35,000, respectively, as of March 31, 1997.

    WOODBURY. The GLOUCESTER COUNTY TIMES is located in Woodbury, New Jersey, approximately 15 miles south of Philadelphia, Pennsylvania, and publishes an all day newspaper five days a week and a Sunday newspaper. The GLOUCESTER COUNTY TIMES also publishes THE ADVERTISER, a weekly shopper. The GLOUCESTER COUNTY TIMES had total daily and Sunday paid circulation of approximately 29,000 as of March 31, 1997.

    LAS CRUCES. The LAS CRUCES SUN-NEWS is located in Las Cruces, New Mexico, approximately 45 miles north of El Paso, Texas, and publishes a morning newspaper seven days a week. The LAS CRUCES SUN-NEWS also publishes the VOZ DEL VALLE, a weekly Spanish language newspaper, and THE SHOPPING TIMES, a weekly shopper. The LAS CRUCES SUN-NEWS had total daily and Sunday paid circulation of approximately 22,000 and 22,500, respectively, as of March 31 1997.

    EUREKA. The TIMES-STANDARD is located in Eureka, California, approximately 250 miles north of San Francisco, and publishes a morning newspaper seven days a week. The TIMES-STANDARD also publishes two weekly newspapers, THE BUYER'S GUIDE and ON THE MARKET, which are distributed in and around the areas surrounding Eureka, California. The TIMES-STANDARD had daily and Sunday circulation of approximately 21,500 and 23,000, respectively, as of March 31, 1997.

    LEBANON. The LEBANON DAILY NEWS is located in Lebanon, Pennsylvania, approximately 35 miles northeast of York, Pennsylvania, and 30 miles east of Harrisburg, Pennsylvania. The LEBANON DAILY NEWS publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. THE LEBANON DAILY NEWS also publishes the PALM ADVERTISER, a weekly newspaper, which is distributed around Lebanon, Pennsylvania. Daily and Sunday paid circulation at the LEBANON DAILY NEWS was approximately 21,000 at March 31, 1997.

    HANOVER. THE EVENING SUN is located in Hanover, Pennsylvania, approximately 20 miles southwest of York, Pennsylvania, and 40 miles south of Harrisburg, Pennsylvania. THE EVENING SUN publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. THE EVENING SUN also publishes a weekly newspaper, THE COMMUNITY SUN. THE EVENING SUN had daily and Sunday paid circulation of approximately 21,000 and 20,500, at March 31, 1997, respectively.

    FITCHBURG. The SENTINEL & ENTERPRISE is located in Fitchburg, Massachusetts, approximately 40 miles northwest of Boston, Massachusetts, and approximately 30 miles west of Lowell, Massachusetts, and publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. The SENTINEL & ENTERPRISE also publishes two weekly newspapers: NORTH COUNTY LEADER and THE INDEPENDENT, which are distributed in and around areas surrounding Fitchburg, Massachusetts. The SENTINEL & ENTERPRISE had total daily and Sunday paid circulation of approximately 19,500 and 20,000, respectively, as of March 31, 1997.

    COUNCIL BLUFFS. THE DAILY NONPAREIL is located in Council Bluffs, Iowa, which is adjacent to Omaha, Nebraska, on the Missouri River. THE DAILY NONPAREIL publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. In addition, THE DAILY NONPAREIL also publishes two weekly newspapers: THE MIDLANDS SHOPPER GUIDE and THE POTTAWATOMIE BULLETIN. At March 31, 1997, THE DAILY NONPAREIL had daily and Sunday paid circulation of approximately 16,000 and 18,000, respectively.

    BRATTLEBORO. The BRATTLEBORO REFORMER is located in Brattleboro, Vermont, approximately 65 miles east of Albany, New York, and publishes a morning newspaper seven days a week. The BRATTLEBORO REFORMER had daily and Sunday circulation of approximately 11,000 and 12,500, respectively, as of March 31, 1997.

    SALEM. TODAY'S SUNBEAM is located in Salem, New Jersey, approximately 35 miles south of Philadelphia, Pennsylvania, and publishes a morning paper six days a week. TODAY'S SUNBEAM also publishes THE RECORD, a weekly newspaper. TODAY'S SUNBEAM had total daily and Sunday circulation of approximately 10,000 as of March 31, 1997.

    BRIDGETON. The BRIDGETON NEWS is located in Bridgeton, New Jersey, approximately 40 miles south of Philadelphia, Pennsylvania, and publishes an evening newspaper six days a week. The BRIDGETON NEWS had daily circulation of approximately 9,000 as of March 31, 1997.

    NORTH ADAMS. The NORTH ADAMS TRANSCRIPT is located in North Adams, Massachusetts, approximately 30 miles east of Albany, New York, and publishes an evening newspaper six days a week and a weekly newspaper, THE TRANSCRIPT SPOTLIGHT. The NORTH ADAMS TRANSCRIPT had daily circulation of 8,000 at March 31, 1997.

    BENNINGTON. The BENNINGTON BANNER is located in Bennington, Vermont, approximately 35 miles east of Albany, New York, and publishes a morning newspaper seven days a week. The BENNINGTON BANNER also publishes the MANCHESTER JOURNAL, a paid weekly newspaper distributed on Wednesdays in Manchester, Vermont, and THE BENNINGTON SHOPPER, a free weekly shopper. The BENNINGTON BANNER had daily and Sunday circulation of approximately 8,000 as of March 31, 1997.

    GRAHAM. THE GRAHAM LEADER is located in Graham, Texas, approximately 90 miles northwest of Fort Worth, Texas. THE GRAHAM LEADER is a biweekly newspaper with total paid circulation of approximately 4,900 as of March 31, 1997. The Graham Leader also publishes the LAKE COUNTRY SUN and the LAKE COUNTRY SHOPPER each Thursday. In addition, the JACKSBORO GAZETTE-NEWS and THE JACK COUNTY HERALD are weekly newspapers published each Monday and Thursday, respectively. Graham Newspapers recently purchased THE OLNEY ENTERPRISE, a weekly newspaper.

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

    Advertising revenue includes RETAIL (local and national department stores, specialty shops and other retailers), NATIONAL (national advertising accounts), and CLASSIFIED advertising (employment, automotive, real estate and personals). The contributions of Retail, National, Classified and Circulation revenue to total revenues for fiscal years 1997, 1996, and 1995 were as follows:

                                       Fiscal year ended June 30,
                                       ---------------------------
                                        1997        1996    1995
                                       ------     -------  ------

    Retail . . . . . . . . . . . .        42%        44%      47%
    National . . . . . . . . . . .         3          3        3
    Classified . . . . . . . . . .        35         34       34
    Circulation. . . . . . . . . .        16         16       14
    Other. . . . . . . . . . . . .         4          3        2
                                         100%       100%     100%
                                         ----       ----     ----
                                         ----       ----     ----

    Retail revenues as a percentage of total revenues have declined over the last two years as a result of the strong performance of classified advertising associated with a strong economy and low unemployment. In addition, circulation grew at a higher rate as a result of price increases in fiscal 1996 associated with higher newsprint prices.

NEWSPRINT

    Newsprint represents one of the largest costs of producing a newspaper.
The Company's newspapers buy newsprint from several suppliers under arrangements covering MNG affiliates, resulting in what management believes are some of the most favorable newsprint prices in the industry. In fiscal years 1997, 1996 and 1995, the Company consumed approximately 76,000, 62,400 and 61,600 tons of newsprint, respectively, and during the same periods incurred newsprint expense of approximately $41.1 million, $42.5 million and $30.5 million, respectively. Newsprint expense as a percentage of revenue for fiscal year 1997, 1996 and 1995 was 13.6%, 18.5% and 14.3%, respectively. Newsprint expense varies between years because of fluctuations in prices and consumption. Newsprint expense as a percentage of revenue decreased in fiscal 1997 over fiscal 1996 because of a decrease of approximately 25.0% in the average cost per ton of newsprint consumed. The increase between 1996 and 1995 was due to an increase of approximately 37.6% in the average cost per ton of newsprint consumed at all of the Company's newspapers.

    The steady increase in newsprint prices came to a halt in the second quarter of calendar 1996 and, beginning in May, 1996, newsprint suppliers began lowering prices. From May, 1996 to December, 1996, the discounts offered by newsprint suppliers continued to accelerate as newsprint supply outpaced demand. Believing that newsprint demand was beginning to strengthen, several newsprint suppliers announced a $75 per metric ton increase in newsprint effective March 1, 1997, which was only partially successful as it has taken the newsprint suppliers several months to obtain the full $75 per ton increase and not all publishers, including the Company, are currently paying the full increase. However, because of an industry wide year-over-year increase in newsprint consumption and a strike at Fletcher Challenge, several suppliers have announced a $35 to $40 per ton increase effective October 1, 1997, which would bring average transaction prices to approximately $600 per metric ton on the East Coast and $610 per metric ton on the West Coast. To hedge the historically volatile and cyclical nature of newsprint prices, MNG has entered into fixed price contracts with certain of its newsprint suppliers. MNG currently has 86,000 tons of newsprint available under these fixed price contracts with a weighted average price of $532 per metric ton over the next two and one-half to three years. MNG expects to allocate approximately 60,000 metric tons of the fixed price newsprint for fiscal 1998 to the Company, with the remaining being allocated to Denver Newspapers. These fixed price contracts and the allocations thereunder currently allow Garden State to purchase the majority of its newsprint at prices below the announced October 1, 1997, price increase, as well as below current prices. Accordingly, announced and future newsprint price increases during the periods of the fixed price contracts are not expected to have a significant impact on the Company's future cash flows from operations. While there can be no assurance that Garden State will receive the above allocations under the fixed price contracts in fiscal 1998 and thereafter, based on current circumstances, management does not expect actual allocations to be materially different from those currently planned.

EMPLOYEE RELATIONS

    The Company employs approximately 3,100 full-time and 1,600 part-time employees, of which approximately 600 are unionized. There has never been a strike or work stoppage against any of the Company's newspapers during the Company's ownership, and the Company believes that its relations with its employees are generally good.

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

COMPETITION

    Each of the Company's newspapers competes to varying degrees with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media, for advertising and circulation revenue. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. Garden State's suburban and small city daily newspapers are the dominant local news and information source, with strong name recognition in their market and no direct competition from similar daily newspapers published in their markets. However, as with most small daily newspapers, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in Garden State's newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. Garden State's daily newspapers capture the largest share of local advertising as a result of their direct coverage of the market. In addition, management believes advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. Free weekly newspapers generally depend solely upon advertising revenue and the distribution of preprinted advertising circulars.

ELECTRONIC MEDIA

    Many newspaper companies have begun publishing news and other content on the world wide web. In addition, there are several new start-up companies which have developed sites on the world wide web which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment or auto classified.

    Due to many issues associated with advertising on the world wide web, such as fragmentation and lack of meaningful research on viewers and penetration levels, the Company does not view the world wide web as a competitive threat today. However, as the issues mentioned above are resolved, advertising on the world wide web will likely grow to meaningful levels. Accordingly, the Company has developed a strategy which it believes will allow it to participate in the advertising growth on the world wide web.

    In April, 1997, MNG moved the electronic media group of Alameda Newspaper Group to its Denver headquarters and established MNT, the electronic publishing division of MNG. MNT is responsible for developing a world wide website for the Company and each of its daily newspapers. In addition, MNT has and is continuing to develop strategic alliances to enhance content, functionality and delivery. Such strategic alliances include Microsoft, Pantheon and Ad-One Classified. The Company believes the design, functionality and content of its websites will attract viewers to continually return to its website(s) for news and information, a key for advertisers. The Company expects to have websites developed for all of its daily newspapers by March 31, 1998.

ITEM 2.  PROPERTY

    The Company's production facilities are, in most cases, complete newspaper and office facilities. The principal operating facilities owned by the Company are located in Hayward, San Mateo, Union City, West Covina, Whittier and Eureka, California; Council Bluffs, Iowa; Passaic, Butler, Westwood, Paramus, Bridgeton and Woodbury, New Jersey; Easton, York, Hanover and Lebanon, Pennsylvania; Pittsfield, North Adams and Fitchburg, Massachusetts; Las Cruces, New Mexico; Bennington and Brattleboro, Vermont; and Graham, Texas. Facilities located in Oakland, Pasadena and Pleasanton, California, are operated under long-term leases.

    The Company's management believes that all of its properties are generally well maintained, in good condition and suitable for current operations. All of the Company's equipment is adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

REGULATION AND ENVIRONMENTAL MATTERS

    Substantially all of the Company's facilities are subject to federal, state and local laws concerning, among other things, emissions to the air, water discharges, handling and disposal of wastes or otherwise relating to protection of the environment. Compliance with these laws has not had, and management does not expect it to have, a material effect upon the capital expenditures, net income or competitive position of the Company. Environmental laws and regulations and their interpretation, however, have changed rapidly in recent years and may continue to do so in the future. Environmental Assessment Reports of the Company's properties have identified historic activities on certain of these properties, as well as current and historic uses of properties in surrounding areas, which may affect the Company's properties and require further study or remedial measures. No material remedial measures are currently anticipated or planned by the Company or required by regulatory authorities with respect to the Company's properties. However, no assurance can be given that existing Environmental Assessment Reports reveal all environmental liabilities, that any prior owner of the Company's properties did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any such property.

    The Company and its subsidiaries which deliver newspapers by second-class mail are required to obtain permits from, and to file an annual statement of ownership with, the United States Postal Service.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.



                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    None.

ITEM 6.  SELECTED FINANCIAL DATA


                                                           FISCAL YEAR ENDED JUNE 30,
                                       ---------------------------------------------------------------------
                                        1997           1996           1995           1994           1993
                                       -------        -------        -------        -------        ---------
                                                                 (In thousands)
INCOME STATEMENT DATA(a):

Revenues
  Advertising . . . . . . . . . . .     $242,914       $197,954       $179,268       $159,653       $148,237
  Circulation . . . . . . . . . . .       48,451         39,930         30,517         25,198         25,642
  Other . . . . . . . . . . . . . .       11,537          7,546          3,260          1,792          1,931
                                         --------       --------       --------       --------       --------
Total Revenues. . . . . . . . . . .      302,902        245,430        213,045        186,643        175,810

Cost of Sales . . . . . . . . . . .      106,476         98,469         79,098         68,531         63,930
Selling, General and Administrative.     125,632        100,230         88,847         79,217         76,864
Management Fees . . . . . . . . . .        2,205          2,008          1,666          1,552          1,402
Depreciation and Amortization . . .       24,689         21,841         18,710         19,900         21,094
Interest Expense. . . . . . . . . .       31,903         27,414         25,806         24,623         24,064
Gain on Sale of Newspaper
 Property . . . . . . . . . . . . .       30,575          8,291          4,153          6,536             --
Income (Loss) Before Income Taxes
  and Extraordinary Items . . . . .       34,577           (752)           684        (15,253)       (13,794)
Net Income (Loss) . . . . . . . . .     $ 24,739       $  1,260       $  1,048       $ 18,716       $(10,992)

OTHER FINANCIAL DATA:
Capital Expenditures. . . . . . . .     $  8,836       $  8,079       $  4,284       $  3,380      $   6,564
Cash Flow from:
 Operating Activities . . . . . . .       31,438          8,658         22,876          7,039          4,971
 Investing Activities . . . . . . .     (148,657)         6,900          1,255         (9,840)       (12,734)
 Financing Activities . . . . . . .      121,748        (28,226)       (15,742)         3,105          7,841
EBITDA(b) . . . . . . . . . . . . .       68,589         44,723         43,434         37,343         33,614

BALANCE SHEET DATA:
Total Assets
Long-Term Debt and. . . . . . . . .     $414,431       $240,759       $250,500       $252,561       $263,073
 Capital Leases . . . . . . . . . .      350,822        210,589        223,847        235,147        231,341
Other Long-Term Liabilities and
 Obligations. . . . . . . . . . . .        5,488          8,101          5,042          3,852         14,051
Total Shareholder's Equity (Deficit)       3,947        (20,792)       (22,052)       (23,100)      (114,847)


--------------------------------
(FOOTNOTES ON THE FOLLOWING PAGE)

(a) Revenues and operating expenses are affected by the following acquisition and disposition transactions:

    (i) On November 30, 1992, the Company acquired the circulation list and the rights to the name of THE OAKLAND TRIBUNE. Concurrently, the former owner ceased its publication of THE OAKLAND TRIBUNE, and the Company began publishing its own version of THE OAKLAND TRIBUNE, using the existing facilities and resources of the Alameda Newspaper Group. THE OAKLAND TRIBUNE, in its current form, has substantial editorial and advertising overlap with other publications of the Alameda Newspaper Group and, thus, is not run as a stand-alone newspaper.

    (ii) On May 31, 1994, the Company purchased the assets of THE EXPRESS-TIMES, which contributed $1.5 million to fiscal 1994 revenues of the Company.

    (iii) On June 27, 1994, the Company closed the YPSILANTI PRESS, a daily newspaper published in Ypsilanti, Michigan, and sold its circulation list for $9.0 million. The sale resulted in a pre-tax gain of approximately $6.5 million. This newspaper contributed approximately $4.3 million in fiscal 1993 and $4.1 million of revenues in fiscal 1994 prior to its disposition.

    (iv) On August 1, 1994, the Company sold substantially all the assets used in the publication of the BRISTOL PRESS and three weekly newspapers distributed in and around Bristol, Connecticut, for $14.5 million. The sale resulted in a pre-tax gain of approximately $4.2 million. This newspaper contributed approximately $6.2 million of revenue in fiscal 1994 and $0.5 million of revenue prior to its sale in fiscal 1995.

    (v) On November 18, 1994, the Company acquired substantially all the assets used in the publication of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM, daily newspapers located in Woodbury and Salem, New Jersey, respectively, for $10.9 million. These newspapers contributed approximately $8.4 million of revenues to the Company in fiscal 1995.

    (vi) On August 31, 1995, the Company acquired substantially all the assets used in the publication of THE BERKSHIRE EAGLE, BENNINGTON BANNER and BRATTLEBORO REFORMER, daily newspapers published in Pittsfield, Massachusetts; Bennington and Brattleboro, Vermont, respectively, for approximately $34.6 million. These newspapers contributed approximately $21.6 million of revenues in fiscal year 1996.

    (vii) On March 10, 1996, the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million. These newspapers contributed approximately $4.0 million of revenue to the Company in fiscal 1996.

    (viii) On May 1, 1996, the Company sold the common stock of the Johnstown Tribune Publishing Company which publishes THE TRIBUNE-DEMOCRAT and two weekly newspapers distributed in and around Johnstown, Pennsylvania, for $50.6 million. The sale resulted in a pre-tax gain of approximately $8.3 million. These newspaper contributed approximately $14.9 million of revenues in fiscal 1996 prior to its sale and approximately $17.4 million in fiscal 1995. In connection with the sale of the Johnstown Tribune Publishing Company described above, the Company acquired the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. These newspapers contributed revenue of approximately $1.2 million in fiscal 1996.

    (ix) On October 31, 1996, the Company acquired substantially all the assets used in the publication of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of approximately $130.0 million. These newspapers contributed $45.9 million of revenue to the Company in fiscal year 1997.

    (x) On February 13, 1997, the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $47.7 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses, in its third fiscal quarter. These newspapers contributed approximately $7.5 million of revenues in fiscal year 1997 prior to their sale and approximately $12.0 million in fiscal year 1996.

    (xi) On February 28, 1997, the Company acquired substantially all the assets used in the publication of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL, daily newspapers located in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.2 million in cash. These newspapers combined contributed approximately $7.9 million of revenue to the Company in fiscal year 1997.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of Garden State and the notes thereto appearing elsewhere herein.

OVERVIEW

    The Company is in the business of owning and operating market dominant daily and weekly suburban newspapers. The Company's newspapers derive their revenues primarily from advertising and circulation. The Company's primary operating expenses (before depreciation and amortization) are employee salaries, newsprint, marketing and distribution.

    Since its inception in 1985, the Company has made several leveraged acquisitions. A majority of the value of the assets acquired was allocated to intangible assets, principally subscriber accounts and goodwill, which management believes are generally the most valuable assets of a newspaper. As a result of the amortization expense associated with these intangible assets, as well as the interest expense associated with acquisition indebtedness, debt fees and make whole premiums and historical dividends in connection with preferred stock that was redeemed, the Company has accumulated a significant deficit since its inception.

    Since July 1, 1994, the Company has completed several strategic transactions that have affected its financial condition and results of operations. The following is a summary of these transactions. The revenue numbers provided below are from the actual results of operations of the respective newspapers since their date of acquisition or prior to their disposition.

FISCAL 1997 TRANSACTIONS

    On February 28, 1997, a subsidiary of the Company acquired substantially all the assets used in the publication of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL, daily newspapers located in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities. These newspapers combined contributed approximately $7.9 million of revenues in fiscal year 1997.

    On February 13, 1997, a subsidiary of the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses, in its third fiscal quarter. These newspapers contributed approximately $7.5 million of revenue in fiscal year 1997 prior to its sale and approximately $12.0 million in fiscal year 1996.

    On October 31, 1996, the Company acquired substantially all of the assets used in the publication of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities. These newspapers combined contributed approximately $45.9 million in revenues in fiscal year 1997.

FISCAL 1996 TRANSACTIONS

    On May 1, 1996, the Company sold the common stock of the Johnstown Tribune Publishing Company which publishes THE TRIBUNE-DEMOCRAT, and two weekly newspapers located in Johnstown, Pennsylvania. The sale resulted in a pre-tax gain of approximately $8.3 million in fiscal 1996. THE TRIBUNE-DEMOCRAT and two weekly newspapers contributed combined revenues of approximately $14.9 million and approximately $17.4 million in fiscal years ended June 30, 1996 and 1995, respectively. In conjunction with the sale, the Company also acquired the assets used in the publication of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. The NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS contributed combined revenues of $1.2 million in fiscal year 1996.

    On March 10, 1996, a subsidiary of the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California. These publications contributed combined revenues of approximately $4.0 million in fiscal year 1996.

    On August 31, 1995, a subsidiary of the Company purchased substantially all the assets used in the publication of THE BERKSHIRE EAGLE, BRATTLEBORO REFORMER and BENNINGTON BANNER, daily newspapers published in Pittsfield, Massachusetts; Brattleboro and Bennington, Vermont, respectively, and the MANCHESTER JOURNAL, a weekly newspaper published in Manchester, Vermont (the "New England Newspapers" acquisition). These publications contributed combined revenues of approximately $21.6 million in fiscal year 1996.

FISCAL 1995 TRANSACTIONS

    On November 18, 1994, a subsidiary of the Company purchased substantially all the assets used in the publication of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM, daily newspapers published in Woodbury and Salem, New Jersey, respectively. These publications contributed combined revenues of approximately $8.4 million in fiscal year 1995.

    On August 1, 1994, a subsidiary of the Company sold substantially all the assets used in the publication of the BRISTOL PRESS, and three weekly newspapers located in Bristol, Connecticut. The sale resulted in a pre-tax gain of approximately $4.2 million in fiscal 1995. The BRISTOL PRESS and the three weekly newspapers contributed combined revenues of approximately $0.5 million and $6.2 million in fiscal years ended June 30, 1995 and 1994.

RESULTS OF OPERATIONS

    Set forth below is certain summary historical financial data for fiscal 1997, 1996 and 1995, in each case including the percentage change between fiscal years.


                                                          SUMMARY HISTORICAL FINANCIAL DATA
                                                                (DOLLARS IN THOUSANDS)

                                         Fiscal Years Ended June 30,           Fiscal Years Ended June 30,
                                  ----------------------------------------     ----------------------------
                                     1997           1996           1995        1997 vs. 1996  1996 vs. 1995
                                  ----------     ----------     ----------     -------------  -------------
Total Revenues. . . . . . . .      $302,902       $245,430       $213,045            23.4%        15.2%

Cost of Sales . . . . . . . .       106,476         98,469         79,098             8.1         24.5
Selling, General and
  Administrative. . . . . . .       125,632        100,230         88,847            25.3         12.8
Management Fees . . . . . . .         2,205          2,008          1,666             9.8         20.5
Depreciation and
  Amortization. . . . . . . .        24,689         21,841         18,710            13.0         16.7
Interest Expense. . . . . . .        31,903         27,414         25,806            16.4          6.2
Other . . . . . . . . . . . .         7,995          4,511          2,387            77.2         89.0
                                    --------        -------        -------         -------        -----
  Total Costs and Expenses. .       298,900        254,473        216,514            17.5         17.5
Net Income. . . . . . . . . .      $ 24,739       $  1,260       $  1,048         1,863.4%        20.2%


COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

REVENUES

    Revenues increased $57.5 million or 23.4% in fiscal year 1997 as compared to fiscal year 1996. The increase in revenue was attributable to the New England Newspaper acquisition; the March 1996 acquisition of the SAN MATEO COUNTY TIMES; the April 30, 1996, acquisition of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS; the October 31, 1996, acquisition of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN ; and the February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL. Combined, the acquisitions discussed above increased revenues approximately $78.5 million in fiscal year 1997. These revenue increases were partially offset by a $19.4 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on May 1, 1996, and the POTOMAC NEWS on February 13, 1997. Excluding the newspaper operations described above, the Company's remaining newspaper operations ("same newspaper basis") combined posted a $1.6 million decrease in operating revenues for fiscal year 1997. However, excluding Alameda Newspaper Group (without San Mateo), on a same newspaper basis the Company posted a $3.6 million or 3.3% increase in operating revenues. The increase in operating revenue at these newspapers was primarily attributable to a combined 9.6% and 2.2% gain in classified and retail revenue, respectively. Without the acquisition of the SAN MATEO COUNTY TIMES, year-over-year comparisons of the Alameda Newspaper Group continued to be negatively affected by declines in circulation revenue caused by increased use of discounts and a significant number of out-of-business accounts (loss of certain accounts as a result of store mergers or bankruptcies); however, such comparisons turned positive late in the fourth quarter of fiscal 1997 and are expected to show continued improvement throughout fiscal 1998.

COST OF SALES

    Cost of sales increased $8.0 million or 8.1% in fiscal year 1997 compared to fiscal 1996. The aforementioned acquisitions caused cost of sales to increase approximately $25.8 million in fiscal year 1997. However, this increase was offset in part by a $7.0 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company and the POTOMAC NEWS. Excluding acquisition and disposition transactions, cost of sales decreased approximately $10.6 million or 13.4%. The decrease in cost of sales on a same newspaper basis was almost entirely the result of a 25% decrease in the average cost of newsprint. Excluding newsprint, cost of sales on a same newspaper basis increased approximately $0.4 million or 1.0% in fiscal year 1997.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $25.4 million or 25.3% in fiscal year 1997 as compared to fiscal year 1996. The aforementioned acquisitions resulted in SG&A expense increases of $29.3 million; however, this was in part offset by a $6.1 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company and the POTOMAC NEWS. Excluding the acquisition and disposition transactions, SG&A expense increased $2.2 million or 2.4%. The increase in SG&A expense is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and circulation.

OTHER EXPENSE

    Other expense, net, increased $3.5 million. The majority of the increase is attributable to a second quarter fiscal year 1997 charge to write off approximately $4.4 million of fees and other costs associated with the Company's credit facility entered into on October 31, 1996. The increase was partially offset by $1.1 million of financing costs recorded in the same period of fiscal year 1996 associated with the New England Newspapers acquisition.

NET INCOME

    Garden State recorded adjusted net income of approximately $24.7 million in fiscal year 1997; however, after excluding the pretax gain on the sale of the POTOMAC NEWS of $30.6 million, the effect of the $4.4 million charge described above, and the $8.8 million extraordinary loss from the prepayment of the Company's senior notes, the Company recorded adjusted net income of $7.3 million, as compared to an adjusted net loss of $5.6 million in fiscal year 1996, as adjusted to exclude the gain on sale of the Johnstown Tribune Publishing Company, the write-off of fees and other costs associated with the Garden State credit facility and start up costs associated with the acquisition and integration of the SAN MATEO COUNTY TIMES. The increase in adjusted net income is primarily attributable to a $21.0 million increase in operating profit offset by a $4.5 million increase in interest expense and a $3.1 million reduction in tax benefits.


COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

REVENUES

    Revenues increased $32.4 million or 15.2% in fiscal year 1996 as compared to fiscal year 1995. The increase in revenue was primarily attributable to the November 18, 1994, acquisition of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM; the New England Newspapers acquisition; the March, 1996, acquisition of the SAN MATEO COUNTY TIMES; and the April 30, 1996, acquisition of the NORTH ADAMS TRANSCRIPT and BRIDGETON NEWS. Combined, the acquisitions discussed above accounted for a $31.7 million increase in revenues in fiscal 1996. These revenue increases were partially offset by a $3.1 million decline in revenue resulting from the sale of the BRISTOL PRESS on August 1, 1994, and the sale of the Johnstown Tribune Publishing Company on April 30, 1996. Excluding the newspaper operations described above, the Company's remaining newspaper operations posted a combined increase in revenues of approximately $3.8 million or 2.0%. All of the Company's newspapers were impacted by a soft retail market in the last half of the Company's fiscal year; however, retail advertising at Alameda Newspaper Group and North Jersey Newspapers Company was particularly hard hit because of major retailers filing for bankruptcy and/or store closings in their markets. The Company's newspapers located in the northeastern United States were also affected by the heavy snow in the winter of 1996. While retail advertising declined slightly on a same newspaper basis, the Company experienced 3.9% and 7.5% growth in classified and circulation revenue, respectively. Overall revenue growth, on a same newspaper basis, ranged from 0.4% to 10.2% for fiscal year 1996 compared to fiscal year 1995.

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

OTHER EXPENSE

    Other expense, net, increased $2.1 million as a result of writing off approximately $1.1 million of fees and other costs associated with the Company's term loan and revolving credit facility entered into on August 31, 1995, which was used in the aforementioned August 31, 1995, and March, 1996, acquisitions. Other expense also increased $0.3 million as a result of certain start-up costs incurred in conjunction with the combination and integration of the SAN MATEO COUNTY TIMES operations with those of Alameda Newspaper Group.

NET INCOME

    Garden State recorded net income of approximately $1.3 million in fiscal 1996; however, after excluding the gain on the sale of the Johnstown Tribune Publishing Company, the write-off of fees and other costs associated with the newly issued term loan and revolving credit facility and the SAN MATEO COUNTY TIMES start-up costs, Garden State would have recorded an adjusted loss of $5.6 million compared to a fiscal 1995 adjusted loss of $3.1 million after adjusting the loss to exclude the fiscal 1995 gain on sale of the BRISTOL PRESS of $4.2 million. The increase in the adjusted net loss is primarily attributable to a $1.9 million decrease in operating profit associated with an increase in newsprint prices and depreciation and amortization expenses and a $1.6 million increase in interest expense primarily associated with current year acquisitions. The change in operating profit and interest expense was offset by a $1.6 million increase in tax benefits, the majority of which is associated with the sale of the Johnstown Tribune Publishing Company.


LIQUIDITY AND CAPITAL RESOURCES

    The principal sources of liquidity for the Company and its subsidiaries are existing cash and other working capital, cash flow provided from their operating activities and the borrowing capacity under its revolving credit agreements.
The Company's operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. The Company may, from time to time, increase its newsprint inventories in anticipation of price increases. In general, the Company's receivables have been collected on a timely basis.

JUNE 30, 1997 COMPARED TO JUNE 30, 1996

    Net cash flows from operating activities were approximately $31.4 million and $8.7 million for fiscal years ended June 30, 1997 and 1996, respectively. The $22.7 million increase in cash flow from operating activities was primarily the result of a $23.9 million increase in operating profit, before depreciation and amortization expense, for the fiscal year ended June 30, 1997, compared to the fiscal year ended June 30, 1996, which was partially offset by a $4.5 million increase in interest expense for the same period.

    Net cash flows from investing activities were ($148.7) million and $6.9 million for fiscal years ended June 30, 1997 and 1996, respectively. The $155.6 million change was primarily the result of funds totaling approximately $187.6 million used to acquire the PASADENA STAR-NEWS, WHITTIER DAILY REVIEW, SAN GABRIEL VALLEY TRIBUNE, TIMES-STANDARD, THE EVENING SUN, THE SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NON-PAREIL and certain other weekly newspapers, in fiscal year 1997 less proceeds received from the sale of the POTOMAC NEWS and other assets of $47.8 million, compared to approximately $15.0 million received in fiscal year 1996 related to net acquisition and disposition activity. Capital expenditures increased by approximately $0.8 million primarily as a result of the previously announced press upgrade in Easton and new front-end systems in Potomac and Las Cruces.

    Net cash flows from financing activities were $121.7 million and ($28.2) million for fiscal years ended June 30, 1997 and 1996, respectively. The change of approximately $149.9 million was primarily attributable to the Company borrowing approximately $133.0 million related to net acquisition and disposition activity in fiscal 1997 as compared to paydowns of approximately $15.0 million related to net acquisition and disposition activity and $13.0 million of paydowns in the normal course in fiscal 1996. In addition, the Company paid make-whole premiums and other financing fees and expenses of approximately $14.0 million in fiscal 1997 associated with acquistions and the prepayment of its 10.89% Senior Notes compared to financing fees and expenses of $1.1 million paid in fiscal 1996.

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

    Net cash flows from investing activities were $6.9 million and $1.3 million for the fiscal years 1996 and 1995, respectively. The $5.6 million increase was a result of the Company receiving a net $5.5 million in proceeds from acquisition and disposition transactions in fiscal 1995 as compared to a net of $15.0 million related to the acquisition of the New England Newspapers and San Mateo and the sale of the Johnstown Tribune Publishing Company in fiscal 1996. The Company also increased capital spending in fiscal 1996 by $3.8 million, primarily associated with the Alameda Newspaper Group press project and press modifications associated with web width reductions.

    Net cash flows from financing activities were $(28.2) million and $(15.7) million for fiscal years 1996 and 1995, respectively. The decrease of $12.5 million was primarily attributable to the Company prepaying $47.0 million of debt out of proceeds from the sale of the Johnstown Tribune Publishing Company as well as approximately $13.0 million of paydowns in the normal course in fiscal 1996 as compared to paydowns of approximately $14.0 million associated with dispositions in fiscal 1995. Paydowns were offset partially by borrowings of $37.3 million, the majority of which was borrowed in conjunction with the previously discussed New England Newspapers and San Mateo acquisitions in fiscal 1996.

CAPITAL EXPENDITURES

    The Company has a capital expenditure plan (not including business acquisitions) which includes normal maintenance capital expenditures of approximately $1.5 million for fiscal 1998. In addition, the plan also anticipates expenditures during fiscal 1998 of $2.7 million associated with computer system upgrades and mailroom upgrades at several of the Company's newspapers, all of which are expected to improve efficiencies and/or the quality of the newspaper. Management reviews the capital expenditure plan periodically and modifies it as required to meet the Company's current business needs. Capital expenditures related to these projects are expected to be funded either through available cash or borrowings under the Garden State credit facility.

LIQUIDITY

    As of June, 1997, Garden State had approximately $22.0 million available for borrowings under the RCB of the Garden State credit facility, excluding approximately $5.0 million in letters of credit outstanding. Commitments under the Garden State credit facility will also continue to reduce in accordance with the terms disclosed in the June 30, 1997, Consolidated Financial Statements and notes thereto appearing elsewhere herein. The Garden State instruments contain covenants which, among other things, limit capital expenditures, require the maintenance of certain financial ratios and place limitations on the payment of dividends and other distributions.

    Effective with the completion of the Offering (as described below), the Garden State credit facility will be amended. Such amendment will decrease the interest rate on borrowings under the Garden State credit facility and provide the Company with greater flexibility and liquidity. Terms of the proposed amendment are described in the notes to the Consolidated Financial Statements.

PROPOSED OFFERING

    In September 1997, the Company anticipates issuing $200.0 million of Senior Subordinated Notes due in 2009 (the "Offering"). The issuance of the Senior Subordinated Notes will provide the Company with additional liquidity and flexibility, as well as fixed rate long-term debt, at rates which the Company currently believes are attractive.

    The following table sets forth, based on balances outstanding at June 30, 1997, after giving effect to borrowings associated with the Lowell
Acquisition and the Offering, the approximate expected scheduled maturities of long-term debt of the Company for the periods presented. (In thousands)

              Fiscal                               In Thousands
              ------                               ------------

              1998 . . . . . . . . . . . . . . .      $   2,247
              1999 . . . . . . . . . . . . . . .          4,410
              2000 . . . . . . . . . . . . . . .          4,604
              2001 . . . . . . . . . . . . . . .          6,670
              2002 . . . . . . . . . . . . . . .         38,979
              Thereafter . . . . . . . . . . . .        351,442
                                                      ---------
                                                      $ 408,352
                                                      ---------
                                                      ---------

    The following table sets forth the annual commitment reductions for RCA, RCB and RCC, as well as annual payments under Term A Loan, giving effect to the amended Bank Credit Agreement. (Dollars in thousands)


                                                                             TERM A
                                        RCA          RCB           RCC        LOAN
                                      -------      -------       -------    --------
         1998. . . . . . . . . . .   $  10,000   $      --     $  4,000     $     --
         1999. . . . . . . . . . .      31,000          --        7,500           --
         2000. . . . . . . . . . .      31,000          --        7,500           --
         2001. . . . . . . . . . .      31,000          --       12,000           --
         2002. . . . . . . . . . .      31,000          --       12,000        3,750
         Thereafter. . . . . . . .      33,000      27,000       33,000       11,250
                                     ---------   ---------    ---------    ---------
                                     $ 167,000   $  27,000    $  76,000    $  15,000
                                     ---------   ---------    ---------    ---------
                                     ---------   ---------    ---------    ---------


    The net proceeds of the Offering, estimated to be approximately $195.0 million after deducting fees and expenses of the Offering, will be used to pay off the outstanding balance of approximately $17.0 million and retire the bank credit facility of NJNI, a subsidiary of the Company. Pending repayment of the NJNI bank credit facility, which is required to occur within 90 days from the date of issuance, such proceeds related thereto will be invested in cash equivalents. The remainder will be used to prepay outstanding borrowings under the Garden State credit facility. Subject to compliance with certain tests contained in the Garden State credit facility, and after giving effect to the Offering, there would be approximately $199.0 million available for borrowings, of which $101.0 million would be available only for acquisitions.

NEAR TERM OUTLOOK

    The steady increase in newsprint prices came to a halt in the second quarter of calendar 1996 and, beginning in May, 1996, newsprint suppliers began lowering prices. From May, 1996 to December, 1996, the discounts offered by newsprint suppliers continued to accelerate as newsprint supply outpaced demand. Believing that newsprint demand was beginning to strengthen, several newsprint suppliers announced a $75 per metric ton increase in newsprint effective March 1, 1997, which was only partially successful as it has taken the newsprint suppliers several months to obtain the full $75 per ton increase and not all publishers, including the Company, are currently paying the full increase. However, because of an industry wide year-over-year increase in newsprint consumption, combined with a strike at Fletcher Challenge, several suppliers have announced a $35 to $40 per ton increase as of October 1, 1997, which would bring average transaction prices to approximately $600 per metric ton on the East Coast and $610 per metric ton on the West Coast. If the price increase is successful, the increase is not expected to have a significant impact on the Company's future cash flows from operations, as the Company expects to purchase approximately two-thirds of its fiscal 1998 newsprint requirements under fixed price contracts at a weighted average price of approximately $532 per metric ton. MNG has entered into fixed price contracts expiring over the next two and one-half to three years on behalf of the Company and its affiliates. Such contracts cover the purchase of approximately 86,000 metric tons per year, of which 60,000 metric tons is expected to be allocated to the Company each year. While there is no assurance that the Company will receive its full allocation each year, based on current circumstances management does not expect the Company's final allocation of such newsprint to be materially different from that discussed above.

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

    The Company and its subsidiaries may, from time to time, consider the acquisition of daily and weekly newspapers, as favorable investment opportunities are identified. In the event an investment opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company to the extent current resources are insufficient.

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


FORWARD-LOOKING STATEMENTS

    This 10-K includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this 10-K, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and statements located elsewhere herein regarding the Company's financial position and operating strategy, may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the following: (1) costs or difficulties related to the integration of businesses acquired by the Company (including clustering) may be greater than expected; (2) unanticipated increases may occur in financing and other costs, such as newsprint or labor costs; (3) general economic or business conditions, either nationally or in the regions in which the Company conducts business, may be less favorable than expected; and (4) competition, including from other newspapers, other traditional forms of advertising and newer forms made possible by the internet and otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is filed as a separate part of this report (see page 28).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the names, ages and titles as of June 30, 1997, and a brief account of the business experience of each person who is a director, executive officer or other significant employee of the Company.

         NAME                   AGE              TITLE
         ----                   ---              -----
Richard B. Scudder. . . . . .    84    Chairman of the Board and Director
William Dean Singleton. . . .    45    Vice Chairman, President, Chief
                                         Executive Officer and Director
Joseph J. Lodovic, IV . . . .    36    Executive Vice President and Chief
                                         Financial Officer
Anthony F. Tierno . . . . . .    52    Executive Vice President and Chief
                                         Operating Officer
E. Michael Fluker . . . . . .    60    Senior Vice President, Administration
Nicholas L. Lebra . . . . . .    49    Vice President and Director of Human
                                         Resources
Ronald A. Mayo. . . . . . . .    35    Vice President Finance and Controller
James L. McDougald. . . . . .    43    Treasurer
Howell E. Begle, Jr.. . . . .    53    Director, Assistant Secretary and
                                         General Counsel
Peter M. Miller . . . . . . .    48    Director

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

    JAMES L. MCDOUGALD has served as Treasurer since September, 1994. Prior thereto, he was Controller for Garden State from 1988 to 1994.

    HOWELL E. BEGLE, JR. was elected Director, General Counsel and Assistant Secretary of Garden State in November 1996. Mr. Begle is Of Counsel to Verner, Liipfert, Bernhard, McPherson and Hand, Chartered, which law firm is counsel to the Company.

    PETER M. MILLER has served as a Director of Garden State since 1985. From 1991 through 1994, Mr. Miller served as Senior Vice President of Marketing of Environmental Technologies Corporation, a subsidiary of Envirotech Systems, Inc. Mr. Miller is a son-in-law of Mr. Scudder.

ITEM 11.  EXECUTIVE COMPENSATION

    The business and affairs of the Company are managed by MNG pursuant to the terms of a Management Agreement. MNG allocates its expenses as management fees to the Company and each affiliate based on the amount of time and resources devoted to each affiliate. See "Certain Relationships and Related Transactions -- MediaNews Group, Inc." The following table sets forth the cash compensation paid or payable to Mr. Singleton and any executive officer whose direct or allocated cash compensation exceeded $100,000 for services rendered to the Company in fiscal 1997.


NAME AND                               FISCAL    ANNUAL COMPENSATION     ALL OTHER
PRINCIPAL POSITION                      YEAR        SALARY    BONUS     COMPENSATION
------------------                      ----        ------    -----     ------------
William Dean Singleton(a)               1997     $ 250,000  $ 100,000     $  3,610
Vice Chairman, President                1996       100,000     80,000          --
 and Chief Executive Officer. . . .     1995       100,000    100,000          --

Joseph J. Lodovic, IV(b),(c)
Executive Vice President,               1997     $ 165,000  $  94,700         3,390
 Chief Financial Officer. . . . . .     1996       125,550         --        31,900

Anthony F. Tierno                       1997     $ 200,005  $   7,500     $  10,396
Executive Vice President                1996       192,503      2,500         9,620
 and Chief Operating Officer. . . .     1995       120,979     12,500         5,117

-----------------------------

  (a) Compensation paid by Garden State to Mr. Singleton under his Garden State Employment Agreement is offset against any compensation paid to him by any other subsidiaries of ANI, which compensation has been, and may continue to be, significant.
  (b) A portion of Mr. Lodovic's compensation is allocated by MNG to other affiliated companies which it manages. In fiscal year 1995, total compensation allocated to Garden State was less than $100,000.
  (c)    All Other Compensation in 1996 includes a relocation bonus.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The authorized capital stock of Garden State consists of 1,000 shares of common stock, all of which are held by Affiliated Newspapers Investments, Inc. The Singleton Shareholder Group and the Scudder Shareholder Group, as sole holders of the ANI common stock (other than Class B common stock representing 7.5% of the capital stock of the Company), are each in effect entitled to elect one-half of all of the members of the Board of Directors of ANI and Garden State, and to otherwise control both ANI and Garden State, including as to mergers, liquidations and asset acquisitions and dispositions.

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

    MNT, a division of MNG, provides electronic media services including website development and maintenance, internet access and online publishing capabilities for all the newspapers managed by MNG. The cost of providing these services will be allocated based on revenue of the newspapers for which such services are provided. As of June 30, 1997, the Company had not been charged any fees associated with MNT; however, beginning in fiscal year 1998, MNT will charge a portion of its operating expenses to the Company. MNT charges to the Company for fiscal year 1998 are expected to be approximately $1.5 million. The Company will record electronic media advertising revenues by the Company's newspapers, in its consolidated statement of operations.

    The Company reimburses MNG for any expenses directly incurred by MNG on behalf of the Company that are not included in the management fee. For fiscal 1997 the Company paid approximately $2.2 million to MNG in management fees. The Company believes that the management fees paid to MNG are not greater than the costs the Company would expect to bear to obtain these services elsewhere.

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


                                       PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   Financial Statements

    1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditors is filed as a part of this Report (see page
         28).

    2.   Financial Statement Schedules

         The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditors is filed as part of the Report (see page 28).

    3.   Exhibits

         The Exhibits listed in the accompanying index to exhibits are filed as a part of this annual report. (See page 71).

   (b)   Reports on Form 8-K

         The Company filed a Form 8-K on March 6, 1997, and a Form 8-K/A on May 14, 1997, regarding the purchase of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL.

                            GARDEN STATE NEWSPAPERS, INC.
                              ITEMS 8, 14(a) (1) AND (2)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                      COVERED BY REPORTS OF INDEPENDENT AUDITORS
    The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

GARDEN STATE NEWSPAPERS, INC.
                                                                          PAGE
                                                                          ----

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . .      29
Consolidated Balance Sheets as of June 30, 1997
  and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30
Consolidated Statements of Operations for the
 Years Ended June 30, 1997, 1996 and 1995 . . . . . . . . . . . . . .      32
Consolidated Statements of Changes in Shareholder's Equity (Deficit)
 for the Years Ended June 30, 1997, 1996 and 1995 . . . . . . . . . .      33
Consolidated Statements of Cash Flows for the Years Ended
 June 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .      34
Notes to Consolidated Financial Statements. . . . . . . . . . . . . .      35


   The following financial statement schedule of the registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

Schedule II   Valuation and Qualifying Accounts. . . . . . . . . . . .     49

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.


GARDEN STATE INVESTMENTS, INC.
                                                                          PAGE
                                                                          ----

Report of Independent Auditors. . . . . . . . . . . . . . . . . . . .      50
Consolidated Balance Sheets as of June 30, 1997
  and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      51
Consolidated Statements of Operations for the
 Years Ended June 30, 1997, 1996 and 1995 . . . . . . . . . . . . . .      53
Consolidated Statements of Changes in Shareholder's Deficit for the
 Years Ended June 30, 1997, 1996 and 1995 . . . . . . . . . . . . . .      54
Consolidated Statements of Cash Flows for the Years Ended
 June 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .      55
Notes to Consolidated Financial Statements. . . . . . . . . . . . . .      56

                            REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Garden State Newspapers, Inc.


    We have audited the accompanying consolidated balance sheets of Garden State Newspapers, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholder's deficit, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule
II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garden State Newspapers, Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       ERNST & YOUNG LLP

Denver, Colorado
August 22, 1997

                    GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,
                                                                          -------------------------
                                                                             1997           1996
                                                                          ---------      ----------
                                                                               (In thousands)
              ASSETS
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .       $  8,944       $  4,415
  Trade accounts receivable, less allowance for doubtful accounts of
   $4,252 and $2,426 at June 30, 1997 and 1996, respectively. . . . .         32,849         24,888
  Receivable from affiliates. . . . . . . . . . . . . . . . . . . . .          1,968          1,523
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . .          1,353          1,201
  Inventories of newsprint and supplies . . . . . . . . . . . . . . .          6,170          3,966
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . .          3,295          2,780
                                                                            --------       --------
     TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .         54,579         38,773

PROPERTY, PLANT AND EQUIPMENT
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,307          5,168
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .         43,462         32,687
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . .        126,450         87,522
                                                                            --------       --------
       Total Property, Plant and Equipment. . . . . . . . . . . . . .        178,219        125,377
  Less accumulated depreciation and amortization. . . . . . . . . . .         57,670         50,027
                                                                            --------       --------
       NET PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . .        120,549         75,350

OTHER ASSETS
  Investment in partnership . . . . . . . . . . . . . . . . . . . . .          6,365          6,369
  Subscriber accounts, less accumulated amortization of
    $45,808 and $48,594 at June 30, 1997 and 1996, respectively . . .         69,960         44,220
  Excess of cost over fair value of net assets acquired, less accumulated amortization of $12,718 and $13,267 at
    June 30, 1997 and 1996, respectively  . . . . . . . . . . . . . .        154,294         65,715
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $15,861 and
    $19,673 at June 30, 1997 and 1996, respectively . . . . . . . . .          6,684          8,461
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,000          1,871
                                                                            --------       --------
     TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .        239,303        126,636
                                                                            --------       --------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $414,431       $240,759
                                                                            --------       --------
                                                                            --------       --------


                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                       June 30,
                                                                -------------------------
                                                                    1997          1996
                                                                ----------     ----------
                                                                  (In thousands, except
                                                                        share data)

         LIABILITIES AND SHAREHOLDER'S DEFICIT
CURRENT LIABILITIES
  Trade accounts payable. . . . . . . . . . . . . . . . . .      $  6,286       $  5,884
  Accrued employee compensation . . . . . . . . . . . . . .         7,208          4,498
  Accrued interest. . . . . . . . . . . . . . . . . . . . .         7,830          8,114
  Other accrued liabilities . . . . . . . . . . . . . . . .         8,676          5,562
  Unearned income . . . . . . . . . . . . . . . . . . . . .        10,746          7,048
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .         1,308            373
  Current portion of long-term debt . . . . . . . . . . . .         6,247         11,190
                                                                 --------       --------
     TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .        48,301         42,669

OBLIGATIONS UNDER CAPITAL LEASES. . . . . . . . . . . . . .         7,477          7,520

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . .       337,098        191,879

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . .         5,092          7,728

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .        12,516         11,755

SHAREHOLDER'S EQUITY (DEFICIT)
 Common stock, par value $1.00 per share; authorized 1,000
  shares; 1,000 shares issued and outstanding . . . . . . .             1              1
 Additional paid-in-capital . . . . . . . . . . . . . . . .        78,570         78,570
 Deficit. . . . . . . . . . . . . . . . . . . . . . . . . .       (74,624)       (99,363)
                                                                 --------       --------
     TOTAL SHAREHOLDER'S EQUITY (DEFICIT) . . . . . . . . .         3,947        (20,792)
                                                                 --------       --------





TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY
(DEFICIT) . . . . . . . . . . . . . . . . . . . . . . . . .      $414,431       $240,759
                                                                 --------       --------
                                                                 --------       --------

                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Fiscal Years Ended June 30,
                                       ------------------------------------
                                         1997          1996          1995
                                       --------      --------      --------

                                                  (In thousands)

REVENUES
 Advertising. . . . . . . . . . . .    $242,914      $197,954       $179,268
 Circulation. . . . . . . . . . . .      48,451        39,930         30,517
 Other. . . . . . . . . . . . . . .      11,537         7,546          3,260
                                       ---------     --------       --------
   TOTAL REVENUES . . . . . . . . .     302,902       245,430        213,045

COSTS AND EXPENSES
 Cost of sales. . . . . . . . . . .     106,476        98,469         79,098
 Selling, general and administrative    125,632       100,230         88,847
 Management fees. . . . . . . . . .       2,205         2,008          1,666
 Depreciation and amortization. . .      24,689        21,841         18,710
 Interest expense . . . . . . . . .      31,903        27,414         25,806
 Other. . . . . . . . . . . . . . .       7,995         4,511          2,387
                                       ---------     --------       --------
   TOTAL COSTS AND EXPENSES . . . .     298,900       254,473        216,514

GAIN ON SALE OF NEWSPAPER PROPERTY.      30,575         8,291          4,153
                                       ---------     --------       --------

INCOME (LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY LOSS . . . . . .      34,577          (752)           684
INCOME TAX BENEFIT (EXPENSE). . . .      (1,066)        2,012            364
                                       ---------     --------       --------

INCOME BEFORE EXTRAORDINARY . . . .
 LOSS . . . . . . . . . . . . . . .      33,511         1,260          1,048

EXTRAORDINARY LOSS (net of taxes
 of $689) . . . . . . . . . . . . .       8,772            --             --
                                       ---------     --------       --------

NET INCOME. . . . . . . . . . . . .    $ 24,739      $  1,260       $  1,048
                                       ---------     --------       --------
                                       ---------     --------       --------


                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)

                                      ADDITIONAL                TOTAL
                             COMMON    PAID-IN-             SHAREHOLDER'S
                              STOCK    CAPITAL    DEFICIT  EQUITY (DEFICIT)
                              -----    -------    -------  ---------------

                                           (In thousands)

BALANCE AT JUNE 30, 1994. . .   $1     $ 78,570  $(101,671)      $(23,100)
  Net income. . . . . . . . .    --          --      1,048          1,048
                                ----   --------  ---------       --------
BALANCE AT JUNE 30, 1995. . .    1       78,570   (100,623)       (22,052)
  Net income. . . . . . . . .    --          --      1,260          1,260
                                ----   --------  ---------       --------
BALANCE AT JUNE 30, 1996. . .    1       78,570    (99,363)       (20,792)
  Net income. . . . . . . . .    --          --     24,739         24,739
                                ----   --------  ---------       --------
BALANCE AT JUNE 30, 1997. . .   $1      $78,570  $ (74,624)      $  3,947
                                ----   --------  ---------       --------
                                ----   --------  ---------       --------


                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Fiscal Year Ended June 30,
                                                                        ---------------------------------------
                                                                           1997          1996            1995
                                                                        ----------    -----------     ---------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . .        $ 24,739       $  1,260        $ 1,048
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation  . . . . . . . . . . . . . . . . . . . . . .          10,707          9,762          7,216
      Amortization. . . . . . . . . . . . . . . . . . . . . . .          12,775         11,499         10,804
      Gain on sale of newspaper assets. . . . . . . . . . . . .         (30,579)        (8,621)        (4,137)
      Provision for losses on accounts receivable . . . . . . .           3,092          2,510          2,876
      Amortization of debt discount . . . . . . . . . . . . . .           2,060          1,696          1,577
      Debt issue cost and repurchase premiums . . . . . . . . .          13,969          1,092             --
      Distributions in excess of (less than)
        earnings from investments in partnership. . . . . . . .              23           (610)           (28)
      Deferred income tax benefit . . . . . . . . . . . . . . .          (3,226)        (2,529)          (793)
      Change in operating assets and liabilities:
        Increase in accounts receivable . . . . . . . . . . . .          (5,408)        (3,403)        (2,150)
        (Increase) decrease in inventories. . . . . . . . . . .          (1,163)         1,799         (2,469)
        (Increase) decrease in prepaid expenses and
           other assets . . . . . . . . . . . . . . . . . . . .            (455)          (558)           717
        Increase (decrease) in accounts payable and
          accrued liabilities . . . . . . . . . . . . . . . . .           5,139         (5,047)         4,880
        Increase in unearned income . . . . . . . . . . . . . .             746             22          1,504
        (Increase) decrease in affiliate account balances . . .            (445)           303            701
        Change in other assets and liabilities. . . . . . . . .            (366)          (517)         1,130
        Other . . . . . . . . . . . . . . . . . . . . . . . . .            (170)            --             --
                                                                       --------       --------      ---------
    NET CASH FLOWS FROM OPERATING ACTIVITIES. . . . . . . . . .          31,438          8,658         22,876

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of newspaper property and other assets
    Business acquisitions . . . . . . . . . . . . . . . . . . .          47,776         50,647         14,864
    Purchase of machinery and equipment . . . . . . . . . . . .        (187,597)       (35,668)        (9,325)
    NET CASH FLOWS FROM INVESTING ACTIVITIES. . . . . . . . . .          (8,836)        (8,079)        (4,284)
                                                                       --------       --------      ---------
                                                                       (148,657)         6,900          1,255
CASH FLOW FROM FINANCING ACTIVITIES:
    Issuance of long-term debt, net
    Equity contribution . . . . . . . . . . . . . . . . . . . .         259,450         37,300             --
    Reduction of long-term debt . . . . . . . . . . . . . . . .              --             --             --
    Reduction of non-operating liabilities. . . . . . . . . . .        (120,773)       (60,240)       (14,007)
    Debt issuance cost and repurchase premiums. . . . . . . . .          (2,960)        (4,194)        (1,735)
    NET CASH FLOWS FROM FINANCING ACTIVITIES. . . . . . . . . .         (13,969)        (1,092)            --
                                                                       --------       --------      ---------
                                                                        121,748        (28,226)       (15,742)
                                                                       --------       --------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT. . . . . . . . . . . . . . . . . .           4,529        (12,668)         8,389
   BEGINNING OF YEAR

CASH AND CASH EQUIVALENTS AT END OF YEAR. . . . . . . . . . . .           4,415         17,083          8,694
                                                                       --------       --------      ---------

                                                                       $  8,944       $  4,415      $  17,083
                                                                       --------       --------      ---------
                                                                       --------       --------      ---------



                   See notes to consolidated financial statements.

                         GARDEN STATE NEWSPAPERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Garden State Newspapers, Inc. (the "Company" or "Garden State"), Garden State Investments, Inc. ("GSI"), a wholly owned subsidiary of Garden State, and its subsidiaries. All intercompany accounts have been eliminated. The Company is a wholly owned subsidiary of Affiliated Newspapers Investments, Inc. ("ANI").

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

INTANGIBLE ASSETS

    Intangible assets acquired are recorded at their estimated fair values as of the date of acquisition. The excess of cost over fair value of net assets acquired is being amortized using the straight-line method over a period of 40 years. Subscriber accounts are amortized using the straight-line method over periods ranging from 6 to 15 years, with a weighted average remaining life based on the dates of acquisitions of 9 years. Other intangibles recognized are being amortized using the straight-line method, generally over periods not exceeding 10 years.

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


NOTE 2:  INVESTMENT IN PARTNERSHIP

    Effective March, 1990, York Newspapers, Inc. ("YNI"), a subsidiary of GSI, entered into a general partnership, York Newspaper Company (the "Agency"), with York Daily Record, Inc. ("YDR"). YNI, YDR and the Agency entered into a joint operating agreement under which the Agency is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. The Agency publishes The York Dispatch, a daily evening paper, The York Daily Record, a daily morning paper, and the York Sunday News. YNI has a 57.5% interest in the Agency. YNI's investment in the Agency is recorded in the accompanying consolidated balance sheets under the equity method. The Company's investment in the Agency, which originally represented the net book value of assets and liabilities contributed to the Agency, was approximately $6.4 million at each of the fiscal years ended June 30, 1997 and 1996. The Agency made cash distributions to YNI in the amount of $7.2 million, $4.9 million and $4.8 million in fiscal years 1997, 1996 and 1995.

    In September, 1996, YNI signed a call/put agreement under which YNI can purchase YDR's interest in the agency or YDR can put its interest in the Agency to YNI. The base call and put price is $32.0 million and $25.0 million, respectively, and is adjusted annually based on changes in the consumer price index (not to exceed 2-1/2%). The call option may be exercised on January 1, 2004 and expires on January 1, 2005. The put may be exercised at any time after the expiration of the call through June 30, 2008.

    The Company is not currently responsible for any liabilities of the Agency, contingent or otherwise. Management believes that the Agency is well capitalized and does not anticipate the Agency requiring any capital contributions from its partners in the near future.

NOTE 3: ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

    On February 28, 1997, the Company acquired substantially all the assets used in the publication of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL, daily newspapers distributed primarily in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.2 million in cash. Proceeds from the sale of the POTOMAC NEWS (discussed below) and borrowings under the Company's Bank Credit Agreement were used to fund the acquisition.

    On October 31, 1996, the Company acquired substantially all of the assets used in the publication of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a combined total of approximately $130.0 million in cash.

    In conjunction with the sale of the Johnstown Tribune Publishing Company described below, the Company acquired substantially all the assets used in the publication of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. In conjunction with acquiring the assets of the BRIDGETON NEWS, the Company also assumed $0.8 million of payments due on non-competition agreements.

    On March 10, 1996, the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million, including obligations to the seller with a discounted value of approximately $4.3 million and the assumption of newspaper subscription obligations of approximately $0.7 million.

    On August 31, 1995, the Company acquired substantially all the assets used in the publication of THE BERKSHIRE EAGLE, the BRATTLEBORO REFORMER and the BENNINGTON BANNER, daily newspapers published in Pittsfield, Massachusetts; Brattleboro, Vermont; and Bennington, Vermont, respectively, and the MANCHESTER JOURNAL, a weekly newspaper published in Manchester, Vermont (collectively referred to as "New England Newspapers"). The purchase price consisted of $1.1 million in cash, the assumption of $20.5 million of long-term debt and a covenant not to compete payable to the prior owners with a discounted value of approximately $2.7 million. In addition, the Company assumed a working capital deficit of approximately $2.0 million and an underfunded pension plan liability and other obligations, valued at approximately $8.3 million.

    On November 18, 1994, a subsidiary of the Company purchased substantially all the assets used in the publication of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM, daily newspapers distributed in Woodbury and Salem, New Jersey, respectively, from an affiliate of the Company. The assets were purchased for $9.0 million in cash plus the assumption of a $1.9 million discounted note payable to certain of ANI's shareholders. The purchase price was based on the fair market value of the assets acquired, as determined by an independent appraisal of the assets.

    All the acquisitions described above were accounted for as purchases. Accordingly, the results of their operations were included since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair market value at the date of acquisition. The fair values of the newspapers acquired in fiscal 1997 are based on independent appraisals and management's best estimate and are subject to change in the final allocation of the purchase price. The excess of cost over fair value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 to 6 years, respectively.

DISPOSITIONS

    On February 13, 1997, the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $47.7 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses.

    On May 1, 1996, Garden State sold the common stock of The Johnstown Tribune Publishing Company, which publishes THE TRIBUNE-DEMOCRAT, to American Publishing
(1991), Inc. in exchange for $32.6 million in cash and substantially all the assets used in the publication of the following daily and weekly newspapers:

Newspaper Location            Daily Publication       Weekly Publication
-------------------------     ---------------------   -----------------------

Bridgeton, New Jersey        BRIDGETON NEWS           None
Fort Morgan, Colorado        FORT MORGAN TIMES        MORGAN TIMES REVIEW(a)
Sterling, Colorado           JOURNAL-ADVOCATE         J. A. SHOPPER(a)
Lamar, Colorado              LAMAR DAILY NEWS         TRI-STATE TRADER(a)
Sidney, Nebraska             SIDNEY TELEGRAPH         HIGH PLAINS SHOPPING
                                                      GUIDE(A)
North Adams, Massachusetts   NORTH ADAMS TRANSCRIPT   THE TRANSCRIPT
                                                      SPORTLIGHT(a)
Akron, Colorado              None                     AKRON NEWS REPORTER(b)
Brush, Colorado              None                     BRUSH NEWS-TRIBUNE(b)
Julesburg, Colorado          None                     JULESBURG ADVOCATE(b)

---------------------------

(a)  Free weekly distribution
(b)  Paid weekly distribution

    In connection with the above newspaper acquisitions, Garden State assumed non-compete and other long-term obligations with a discounted value of approximately $1.0 million. In addition, Garden State purchased net working capital for approximately $1.0 million. As a result of the exchange, Garden State recognized a pre-tax gain of approximately $8.3 million.

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

UNAUDITED PRO FORMA OPERATING RESULTS

    The following table sets forth the unaudited pro forma operating results had the October 31, 1996 acquisition, the February 13, 1997, disposition, and the February 28, 1997, acquisition (described above) occurred as of July 1, 1996 and 1995 (in thousands):

                                                 June 30, 1997  June 30, 1996
                                                 -------------  -------------

     Revenues. . . . . . . . . . . . . . . .       $  333,885     $  325,990
                                                   ----------     ----------
                                                   ----------     ----------
     Net Income Before Extraordinary Items .       $   35,491     $    3,701
                                                   ----------     ----------
                                                   ----------     ----------
     Net Income. . . . . . . . . . . . . . .       $   26,719     $    3,701
                                                   ----------     ----------
                                                   ----------     ----------

NOTE 4:  LONG-TERM DEBT

DEBT RESTRUCTURING

    As a result of certain refinancings and debt prepayments on October 31, 1996, associated with acquisitions, the Company incurred debt issuance costs of approximately $4.4 million, and paid approximately $9.5 million of make-whole premiums to the holders of the senior secured notes, who were prepaid in full. The make-whole premiums have been included in the accompanying Consolidated Statements of Operations as an extraordinary loss net of applicable income tax benefits. The Company charged the $4.4 million of the debt issuance cost to fiscal year 1997 expense and, as such, the cost has been included in other expense in the accompanying Consolidated Statements of Operations.

LONG-TERM DEBT

Long-term debt consisted of the following at each year end:

                                                                      June 30,
                                                             ------------------------
                                                                1997           1996
                                                             ---------      ---------
                                                                   (In thousands)
Bank Credit Agreement . . . . . . . . . . . . . .   (I)     $ 211,000      $   7,500
10.89% Senior Secured Notes . . . . . . . . . . .   (II)           --         76,880
NJNI bank credit facility . . . . . . . . . . . .   (III)      16,750             --
Various Notes, payable through December 2002. . .   (IV)       12,966         16,361
12.00% Senior Subordinated Secured Notes, due
  July 1, 2004. . . . . . . . . . . . . . . . . .   (V)       100,000        100,000
Notes payable to certain shareholders of ANI. . .   (VI)        2,629          2,328
                                                             --------       --------
                                                              343,345        203,069
Less current portion of long-term debt. . . . . .               6,247         11,190
                                                             --------       --------
                                                             $337,098       $191,879
                                                             --------       --------
                                                             --------       --------

I. In conjunction with the October 31, 1996, acquisition previously discussed, the Company entered into a $240.0 million amended and restated bank credit facility (the "Bank Credit Agreement") which was subsequently increased to $285.0 million on January 22, 1997. The Bank Credit Agreement is comprised of the following components at June 30, 1997:

    a. A $167.0 million Senior Secured Revolving Credit Facility ("RCA") for acquisition financing which matures on June 30, 2003. The commitment under RCA is subject to a reduction schedule as follows: $10.0 million reduction on December 31, 1997; $15.0 million reduction on June 30, 1998; $28.0 million reduction on June 30, 1999 through 2002, and a final maturity on June 30, 2003. A portion of the proceeds from RCA were used to purchase the newspaper assets acquired on October 31, 1996. As of June 30, 1997, $47.0 million was available under RCA for business acquisitions; however, the entire $47.0 million was borrowed in conjunction with the acquisition of The Sun discussed in Note 10. Borrowings under RCA are secured by the assets acquired with the proceeds of the borrowings under RCA.

    b. A $27.0 million Senior Secured Revolving Credit Facility ("RCB") with sublimits of $7.0 million available for standby letters of credit and $5.0 million available for same day borrowings under a swingline facility. No principal payments are required under RCB until March 31, 2004, at which time the commitment is terminated and all then outstanding balances are due and payable. As of June 30, 1997, approximately $22.0 million was available under RCB. RCB is secured by a first priority lien on the common stock and substantially all of the assets of GSI.

    c. A $15.0 million Senior Secured Term Loan ("Term A Loan") with a final maturity of March 31, 2004. Term A Loan requires quarterly installments beginning June 30, 2002, with total annual payments of $3.75 million, $7.5 million and $3.75 million in fiscal years ending June 30, 2002, 2003 and 2004, respectively. Proceeds from Term A Loan were used to refinance debt assumed in the August 1995 New England Newspapers acquisition. Term A Loan is secured by a first priority lien on substantially all of the assets of New England Newspapers, Inc.

    d. A $76.0 million Senior Secured Term Loan ("Term B Loan") with a final maturity of March 31, 2004. Term B Loan requires quarterly principal payments commencing on September 30, 1997, with annual reductions of $4.0 million in fiscal year 1998, $7.5 million in fiscal years 1999 and 2000, $12.0 million in fiscal years 2001 and 2002, $14.0 million in 2003 and $19.0 million in 2004. Proceeds from Term B Loan were used to prepay the Company's 10.89% Senior Secured Notes on October 31, 1996, as further described below. Term B Loan is secured by a first priority lien on the common stock and substantially all of the assets of GSI.

    All borrowings under the Bank Credit Agreement, except loans under the swingline facility, bear interest at rates based upon, at the Company's option, Eurodollar or prime, plus a spread based on the Company's leverage. Borrowings under the swingline facility bear interest at prime plus a spread based on the Company's leverage. Interest on prime borrowings under the Bank Credit Agreement is payable quarterly. Interest on Eurodollar borrwoings is due at the end of the applicable interest rate period or quarterly if the interest rate period exceeds three months. In addition, the Company pays an annual commitment fee of 0.50% on the unused commitment under RCA and RCB. If the ratio of total debt to operating cash flow is less than 4.00 to 1.00, the commitment fee is reduced to 0.375%.

    The Company has requested an amendment of its Bank Credit Agreement which would, among other things, change Term B Loan into a revolving credit facility ("RCC"), reduce the Company's borrowing spreads (in most cases by .375%), and change the amortization of the RCA commitment. This amendment is being requested in conjunction with a proposed bond offering (the "Offering") and would be effective upon successful completion of the Offering (see Note 10 for discussion).

II. In May, 1994, the Company issued 10.89% Senior Secured Notes. As previously discussed, these notes were prepaid in full on October 31, 1996.

III.NJNI entered into a bank credit facility in May, 1994. The bank credit facility is secured by the stock of NJNI and its subsidiaries and is non-recourse to Garden State. The bank credit agreement, as subsequently amended, provides for maximum borrowings of approximately $23.5 million as of June 30, 1997. Borrowings bear interest at rates based upon, at the Company's option, LIBOR or prime plus a spread based on NJNI's leverage.

    Commitments under the NJNI bank credit facility are permanently reduced each quarter, based on the following annual amounts shown below. Mandatory principal payments are required to the extent the principal balance is in excess of the remaining commitment at such time of any commitment reduction.


         Fiscal Year              Commitment Reduction
         -----------              --------------------

         1998                         $  6,000,000
         1999                           17,500,000

    The NJNI bank credit facility contains certain restrictive covenants which restrict the incurrence of additional debt and capital expenditures. In addition, the agreement requires NJNI to meet certain financial ratios based on leverage, debt service coverage, and cash flow, each as defined in the NJNI bank credit facility. Proceeds from the Offering (see Note 10) will be used to pay off and terminate the NJNI bank credit facility.

IV. In connection with various acquisitions, the Company has issued notes payable to prior owners, including non-compete agreements, and assumed certain debt obligations. The notes payable and debt obligations bear interest at rates ranging from zero to 9.0%. Obligations bearing interest at below market rates were discounted at rates ranging from 7.8% to 12.0%.

V. In May, 1994, the Company issued $100.0 million of 12.0% Senior Subordinated Secured Notes due July 1, 2004. Interest accruing on the Senior Subordinated Secured Notes is payable semi-annually, in arrears, on January 1 and July 1. The indebtedness evidenced by the Senior Subordinated Secured Notes is subordinated and junior in right of payment to obligations under the Bank Credit Agreement and notes payable to prior owners. No principal payments are required until July 1, 2004, at which time the outstanding principal amount is due and payable. The Senior Subordinated Secured Notes are secured by a second lien on the stock of GSI, a subsidiary of the Company and holding company for each of the operating subsidiaries except the newspapers acquired on October 31, 1996, and July 31, 1997.

VI. In connection with the acquisition of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM, the Company assumed notes payable to certain shareholders of ANI with a face value of $2.7 million on November 18, 1994. The notes bear interest at prime but have been discounted at 13.5%. The notes are subordinate to all the Company's senior indebtedness, and the Company is prohibited from paying principal or interest on the notes until all senior debt has been repaid in full.

   The Bank Credit Agreement contains certain restrictive covenants which relate to the incurrence of additional debt, capital expenditures and distributions. Additionally, the agreement requires the maintenance of certain financial ratios based on leverage, debt service coverage, interest coverage and fixed charges coverage.

   Maturities of the Company's long-term debt as of June 30, 1997, for the five fiscal years ending June 30, 2002, are shown below. The proposed Bank Credit Agreement amendment, the Offering and July 31, 1997, acquisition previously discussed will affect the maturity schedule shown below (in thousands).

               1998. . . . . . . . . . . . . . . . .   $   6,247
               1999. . . . . . . . . . . . . . . . .      32,670
               2000. . . . . . . . . . . . . . . . .      38,013
               2001. . . . . . . . . . . . . . . . .      42,347
               2002. . . . . . . . . . . . . . . . .      45,392
               Thereafter. . . . . . . . . . . . . .     178,676
                                                        --------
                                                        $343,345
                                                        --------
                                                        --------

  Interest paid during the fiscal years ended June 30, 1997, 1996 and 1995 was approximately $30.8 million, $27.2 million and $19.4 million, respectively.

  Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company totalling approximately $2.1 million as of June 30, 1997. In addition, the Company issued approximately $2.8 million of additional letters of credit in support of its obligations under non-compete agreements entered into in connection with the August 31, 1995, acquisition.

  The fair market value of the Senior Subordinated Secured Notes at June 30, 1997, was approximately $112.5 million. The carrying value of the Company's long-term debt, which has interest rates tied to prime or LIBOR, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate its fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price net of remaining original issue discounts, if applicable.

INTEREST RATE SWAPS

  Effective April 1, 1997, the Company entered into a two-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. The Company uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates and because of requirements under the Bank Credit Agreement. The Company accounts for the differences paid or received under this agreement as an adjustment to interest expense. As of June 30, 1997, the interest rate swap had a market loss of $0.3 million. The Company is exposed to credit loss related to the interest rate swap to the extent such interest rate swap has a market gain and the counterparty to the agreement fails to perform under the agreement. The Company does not anticipate that the counterparty will fail to meet its obligation because of its high credit rating.

NOTE 5:  LEASES

  A subsidiary of the Company leases an operating facility under a capital lease. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets as follows:

                                                         June 30,
                                                     1997        1996
                                                    ------      ------
                                                      (In thousands)

       Building. . . . . . . . . . . . . . . . .    $ 6,934   $ 6,934
       Accumulated amortization. . . . . . . . .      1,811     1,579
                                                    -------   -------
         Assets under capital leases, net. . . .    $ 5,123   $ 5,355
                                                    -------   -------
                                                    -------   -------

    The Company's subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $2.0 million, $2.1 million and $1.9 million for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows:


                                                       Capital    Operating
Fiscal Years Ending                                    Leases      Leases
                                                      --------    ---------
                                                         (In thousands)

     1998. . . . . . . . . . . . . . . . . . . .        $  821    $ 2,323
     1999. . . . . . . . . . . . . . . . . . . .           821      2,171
     2000. . . . . . . . . . . . . . . . . . . .           867      1,924
     2001. . . . . . . . . . . . . . . . . . . .           931      1,628
     2002. . . . . . . . . . . . . . . . . . . .           931      1,501
     Thereafter. . . . . . . . . . . . . . . . .        15,904      2,955
                                                        ------    -------
      Total minimum lease payments . . . . . . .        20,275    $12,502
                                                                  -------
     Less amount representing interest . . . . .        12,798    -------
                                                        ------
      Present value of net future lease payments        $7,477
                                                        ------
                                                        ------


NOTE 6:  RETIREMENT PLANS

  The Company and a majority of its newspaper properties participate in retirement/savings plans and, in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of the Company's full-time employees are covered by these plans. Total expense for these plans for the fiscal years ended June 30, 1997, 1996 and 1995, was approximately $2.1 million, $1.4 million, and $1.6 million, respectively.

  In general, the Company contributes two percent of an employee's salary to the plan for each employee who works at least 1,000 hours annually and is not covered by a collective bargaining agreement. The Company, at its discretion, may contribute an additional one or two percent for each participant in the plan who makes a voluntary contribution of at least two percent of his or her salary. The Company's contribution may be suspended annually at management's discretion.

  A non-contributory defined benefit pension plan was assumed in connection with the August 31, 1995, acquisition. On September 23, 1995, the Company elected to freeze the plan. Accordingly, all current service cost under the plan was terminated as of September 23, 1995. As of June 30, 1997 and 1996, the net present value of accumulated benefit obligations exceeded the fair market value of plan assets by approximately $2.0 and $3.9 million, respectively.

NOTE 7:  INCOME TAXES

  The income tax provision (benefit) for each of the three years ended June 30, 1997, 1996 and 1995, consists of the following:

                                              1997         1996         1995
                                             ------        ------      ------
                                                      (In thousands)

Current:
  State . . . . . . . . . . . . . . . .     $  3,429     $   441     $    285
  Federal . . . . . . . . . . . . . . .          863          76          144
Deferred:
  State . . . . . . . . . . . . . . . .         (213)       (695)         (18)
  Federal . . . . . . . . . . . . . . .       (3,013)     (1,834)        (775)
                                            --------     -------     --------
Net provision (benefit) . . . . . . . .     $  1,066     $(2,012)    $   (364)
                                            --------     -------     --------
                                            --------     -------     --------


    A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement earnings before income taxes for the three years ended June 30, 1997, 1996 and 1995 is as follows:

                                                          1997    1996   1995
                                                         ------   ------  -----

Statutory Federal income tax rate . . . . . . . . . . .     35%   (35%)    35%
  Effect of:
   State income tax net of federal benefit. . . . . . .      7     22      50
   Utilization of net operating losses. . . . . . . . .    (24)   (55)     66
   Book/tax basis difference associated with
    acquisitions and non-deductible acquisition costs .      1   (200)   (238)
   Alternative minimum tax. . . . . . . . . . . . . . .     --     --      21
   Sales of assets. . . . . . . . . . . . . . . . . . .    (17)    --      --
   Extraordinary loss . . . . . . . . . . . . . . . . .      3     --      --
   Other, net . . . . . . . . . . . . . . . . . . . . .     (1)    --      13
                                                           ------  ------ ------
Financial statement effective tax rate. . . . . . . . .      4%  (268%)   (53%)
                                                           ------  ------ ------
                                                           ------  ------ ------

Components of the long-term deferred tax assets and liabilities are as follows:

                                                                June 30,
                                                         ---------------------
                                                           1997        1996
                                                         --------     --------
                                                             (In thousands)
Deferred tax assets:
   Net operating losses and other credits. . . . .       $ 14,566    $ 23,593
   Other . . . . . . . . . . . . . . . . . . . . .          8,604       7,421
                                                         --------    --------
                                                           23,170      31,014
   Valuation allowance . . . . . . . . . . . . . .        (14,904)    (20,363)
                                                         --------    --------
   Deferred tax assets . . . . . . . . . . . . . .          8,266      10,651

Deferred tax liabilities:
   Fixed assets. . . . . . . . . . . . . . . . . .          8,679       8,129
   Intangibles . . . . . . . . . . . . . . . . . .          8,391      12,990
   Other . . . . . . . . . . . . . . . . . . . . .          3,712       1,287
                                                         --------    --------
   Deferred tax liabilities. . . . . . . . . . . .         20,782      22,406

                                                         --------    --------
Net deferred tax liabilities . . . . . . . . . . .       $ 12,516    $ 11,755
                                                         --------    --------
                                                         --------    --------

  In fiscal years 1997 and 1996, the Company generated federal taxable income which was offset by operating loss carryforwards. However, since not all the federal taxable income could be offset with operating loss carryforwards, the Company did incur alternative minimum tax which can be carried forward as a credit to future taxes payable. The Company's current year utilization of operating loss carryforwards also reduced the Company's valuation allowance by $5.5 million, which was recorded as a benefit in current year income tax expense.

  At June 30, 1997, the Company has approximately $37.0 million of net operating loss carryforwards for tax reporting purposes available to offset its future taxable income which expire in 2005 through 2011 and $1.3 million of alternative minimum tax credit carryforwards.

  The Company made state and federal income tax payments of approximately $3.0 million, $0.6 million and $0.8 million during fiscal years 1997, 1996 and 1995, respectively.


NOTE 8:  RELATED PARTY TRANSACTIONS

  MediaNews Group, Inc. ("MNG"), an affiliate of the Company's shareholder, provides management services to the Company and its subsidiaries. Related management fees are shown on the accompanying Consolidated Statements of Operations.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

  The Company is involved in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

  Under the terms of a newsprint contract, the Company, through MNG, has agreed to purchase 1,000 tons per month of newsprint at a fixed price for the period September 1, 1997 through August 31, 2000. Management does not expect that it will purchase less than the required amount; however, if it should default on the purchase obligation, MNG and/or the Company would be responsible for damages, if any, incurred by the seller.


NOTE 10:  SUBSEQUENT EVENT

ACQUISITION

  On July 31, 1997, the Company acquired substantially all the assets used in publication of The Sun, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $11.8 million. The newspaper has daily and Sunday circulation of approximately 52,000 and 56,000, respectively.

  The acquisition will be accounted for as a purchase; accordingly, the consolidated financial statements will include the operations of the acquired newspaper from August 1, 1997.

PROPOSED BOND OFFERING

  In September 1997, the Company anticipates issuing $200.0 million of Senior Subordinated Notes due in 2009 (the "Offering"). The issuance of the Senior Subordinated Notes will provide the Company with additional liquidity and flexibility, as well as fixed rate long-term debt, at rates which the Company currently believes are attractive. If completed, the Company will use the net proceeds to reduce existing bank debt at Garden State and pay off and terminate the NJNI bank credit facility.

  The following unaudited table sets forth, after giving effect to borrowings associated with the July 31, 1997, acquisition of The Sun, the Offering and the paydown of debt associated with the Offering, the approximate expected scheduled maturities of long-term debt of the Company for the periods indicated.

             Fiscal                                     In Thousands
             ------                                     ------------

             1998. . . . . . . . . . . . . . . . . . .   $    2,247
             1999. . . . . . . . . . . . . . . . . . .        4,410
             2000. . . . . . . . . . . . . . . . . . .        4,604
             2001. . . . . . . . . . . . . . . . . . .        6,670
             2002. . . . . . . . . . . . . . . . . . .       38,979
             Thereafter. . . . . . . . . . . . . . . .      351,442
                                                         ----------
                                                         $  408,352
                                                         ----------
                                                         ----------

  The following unaudited table sets forth the annual commitment reductions for RCA, RCB and RCC, as well as annual payments under Term A Loan, giving effect to the amended Bank Credit Agreement. (Dollars in thousands)

                                                                      TERM A
                                     RCA        RCB        RCC         LOAN
                                  --------- ---------   ---------   ----------

    1998 . . . . . . . . . .     $  10,000  $      --  $   4,000   $       --
    1999 . . . . . . . . . .        31,000         --      7,500           --
    2000 . . . . . . . . . .        31,000         --      7,500           --
    2001 . . . . . . . . . .        31,000         --     12,000           --
    2002 . . . . . . . . . .        31,000         --     12,000        3,750
    Thereafter . . . . . . .        33,000     27,000     33,000       11,250
                                 ---------  ---------  ---------   ----------
                                 $ 167,000  $  27,000  $  76,000   $   15,000
                                 ---------  ---------  ---------   ----------
                                 ---------  ---------  ---------   ----------

   Giving effect to the Offering and the related paydown of debt, the Company will have $101.0 million available under RCA for future acquisitions, $76.0 million under RCC for future acquisitions and general corporate purposes and $22.0 million available under RCB, net of approximately $5.0 million in letters of credit outstanding.

                    GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                    (In thousands)


                                               Balance at      Additions                                    Balance at
                                              Beginning of    charged to        Net         Acquisitions     End of
                                                 Period       Expense, Net   Deductions    (Dispositions)     Period
                                               ----------     ------------   ----------    --------------   ---------
YEAR ENDED JUNE 30, 1997
  Reserves and allowances deducted
    from asset accounts:

  Allowance for uncollectible
   accounts. . . . . . . . . . . . . . . .       $2,426         $3,567         $3,595         $1,854         $4,252

YEAR ENDED JUNE 30, 1996
  Reserves and allowances deducted
    from asset accounts:

  Allowance for uncollectible
   accounts. . . . . . . . . . . . . . . .       $1,931         $2,510         $2,474           $459         $2,426

YEAR ENDED JUNE 30, 1995
  Reserves and allowances deducted
    from asset accounts:

  Allowance for uncollectible
   accounts. . . . . . . . . . . . . . . .       $2,321         $2,876         $3,343           $ 77         $1,931

                            REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Garden State Investments, Inc.

    We have audited the accompanying consolidated balance sheets of Garden
State Investments, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholder's deficit, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule
II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garden State Investments, Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                             ERNST & YOUNG LLP

Denver, Colorado
August 22, 1997

                   GARDEN STATE INVESTMENTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS




                                                                                     June 30,
                                                                            -------------------------
                                                                               1997            1996
                                                                            ----------      ---------
                                                                                (In thousands)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $   7,736       $  4,415
  Trade accounts receivable, less allowance for doubtful accounts of
   $2,696 and $2,426 at June 30, 1997 and 1996, respectively. . . . . .       27,280         24,888
  Receivable from affiliates and parent . . . . . . . . . . . . . . . .        3,888          1,523
  Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .        1,150          1,201
  Inventories of newsprint and supplies . . . . . . . . . . . . . . . .        5,315          3,966
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .        3,011          2,780
                                                                            --------       --------
     TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . .       48,380         38,773

PROPERTY, PLANT AND EQUIPMENT
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,954          5,168
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       37,138         32,687
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . .       96,851         87,522
                                                                            --------       --------
       Total Property, Plant and Equipment. . . . . . . . . . . . . . .      138,943        125,377
  Less accumulated depreciation and amortization. . . . . . . . . . . .       56,233         50,027
                                                                            --------       --------
       NET PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . . .       82,710         75,350

OTHER ASSETS
  Investment in partnership . . . . . . . . . . . . . . . . . . . . . .        6,365          6,369
  Subscriber accounts, less accumulated amortization of
    $44,466 and $48,594 at June 30, 1997 and 1996, respectively . . . .       50,924         44,220
  Excess of cost over fair value of net assets acquired, less accumulated amortization of $11,468 and $13,267 at
    June 30, 1997 and 1996, respectively. . . . . . . . . . . . . . . .       84,401         65,715
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $15,861 and
    $19,673 at June 30, 1997 and 1996, respectively . . . . . . . . . .        6,685          8,461
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,985          1,871
                                                                            --------       --------
     TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .      150,360        126,636
                                                                            --------       --------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $281,450       $240,759
                                                                            --------       --------
                                                                            --------       --------

                   See notes to consolidated financial statements.


                                                                            June 30,
                                                                    ------------------------
                                                                      1997           1996
                                                                    ---------      ---------
                                                                      (In thousands, except
                                                                           share data)

                    LIABILITIES AND SHAREHOLDER'S DEFICIT
CURRENT LIABILITIES
   Trade accounts payable. . . . . . . . . . . . . . . . . .       $   5,712      $   5,884
   Accrued employee compensation . . . . . . . . . . . . . .           5,134          4,498
   Accrued interest. . . . . . . . . . . . . . . . . . . . .           7,671          8,114
   Other accrued liabilities . . . . . . . . . . . . . . . .           6,913          5,562
   Unearned income . . . . . . . . . . . . . . . . . . . . .           8,378          7,048
   Income taxes. . . . . . . . . . . . . . . . . . . . . . .           1,256            373
   Current portion of long-term debt . . . . . . . . . . . .           6,247         11,190
                                                                   ---------      ---------
             TOTAL CURRENT LIABILITIES . . . . . . . . . . .          41,311         42,669

OBLIGATIONS UNDER CAPITAL LEASES . . . . . . . . . . . . . .           7,477          7,520

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . .         230,586        210,652

OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . .           5,092          7,728

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . .          12,215         11,755

SHAREHOLDER'S DEFICIT
  Common stock, par value $1.00 per share; authorized 1,000
    shares; 1,000 shares issued and outstanding. . . . . . .               1              1
  Additional paid-in-capital . . . . . . . . . . . . . . . .          34,734         34,734
  Deficit. . . . . . . . . . . . . . . . . . . . . . . . . .         (49,966)       (74,300)
                                                                   ---------      ---------
             TOTAL SHAREHOLDER'S DEFICIT . . . . . . . . . .         (15,231)       (39,565)
                                                                   ---------      ---------





TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT. . . . . . . . .        $281,450       $240,759
                                                                   ---------      ---------
                                                                   ---------      ---------

                     See notes to consolidated financial statements

                   GARDEN STATE INVESTMENTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Fiscal Years Ended June 30,
                                               ---------------------------------------
                                                  1997           1996           1995
                                               ----------    ------------    ---------
                                                          (In thousands)
REVENUES
  Advertising . . . . . . . . . . . . .       $209,541       $197,954       $179,268
  Circulation . . . . . . . . . . . . .         38,707         39,930         30,517
  Other . . . . . . . . . . . . . . . .          8,734          7,546          3,260
                                              --------       --------       --------
      TOTAL REVENUES. . . . . . . . . .        256,982        245,430        213,045

COSTS AND EXPENSES
  Cost of sales . . . . . . . . . . . .         91,811         98,469         79,098
  Selling, general and administrative .        107,746        100,230         88,847
  Management fees . . . . . . . . . . .          1,550          2,008          1,666
  Depreciation and amortization . . . .         20,688         21,841         18,710
  Interest expense. . . . . . . . . . .         27,079         29,345         27,462
  Other . . . . . . . . . . . . . . . .          5,151          4,511          2,387
                                              --------       --------       --------
      TOTAL COSTS AND EXPENSES. . . . .        254,025        256,404        218,170

GAIN ON SALE OF NEWSPAPER PROPERTY. . .         30,575          8,291          4,153
                                              --------       --------       --------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS. . . . . . . .         33,532         (2,683)          (972)
INCOME TAX BENEFIT (EXPENSE). . . . . .           (426)         2,012            364
                                              --------       --------       --------

INCOME (LOSS) BEFORE EXTRAORDINARY
  LOSS. . . . . . . . . . . . . . . . .         33,106           (671)          (608)

EXTRAORDINARY LOSS (net of taxes of $689)        8,772             --             --
                                              --------       --------       --------

NET INCOME (LOSS) . . . . . . . . . . .      $  24,334       $   (671)      $   (608)
                                             ---------      ---------      ---------
                                             ---------      ---------      ---------

                   See notes to consolidated financial statements.

                   GARDEN STATE INVESTMENTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT


                                        ADDITIONAL                  TOTAL
                                COMMON   PAID-IN-                SHAREHOLDER'S
                                STOCK     CAPITAL     DEFICIT       DEFICIT
                                ------  ----------   ----------  -------------

                                               (In thousands)

BALANCE AT JUNE 30, 1994. . .      $1    $ 34,734     $ (73,021)    $ (38,286)
  Net loss. . . . . . . . . .      --          --          (608)         (608)
                                   ---    --------    ----------   ----------
BALANCE AT JUNE 30, 1995. . .       1      34,734       (73,629)      (38,894)
  Net loss. . . . . . . . . .      --          --          (671)         (671)
                                   ---    --------    ----------   ----------
BALANCE AT JUNE 30, 1996. . .       1      34,734       (74,300)      (39,565)
  Net income. . . . . . . . .      --          --        24,334        24,334
                                   ---    --------    ----------   ----------
BALANCE AT JUNE 30, 1997. . .      $1    $ 34,734     $ (49,966)    $ (15,231)
                                   ---    --------    ----------   ----------
                                   ---    --------    ----------   ----------


                   See notes to consolidated financial statements.

                   GARDEN STATE INVESTMENTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Fiscal Year Ended June 30,
                                                              ---------------------------------
                                                                 1997        1996         1995
                                                              ---------    --------     -------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . .       $  24,334    $   (671)    $   (608)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . .           9,269       9,762        7,216
    Amortization . . . . . . . . . . . . . . . . . . .          10,211      11,499       10,804
    Gain on sale of newspaper assets . . . . . . . . .         (30,579)     (8,621)      (4,137)
    Provision for losses on accounts receivable. . . .           2,538       2,510        2,876
    Amortization of debt discount. . . . . . . . . . .           2,060       1,696        1,577
    Debt issue cost and repurchase premiums. . . . . .          11,327       1,092           --
    Distributions in excess of (less than)
     earnings from investment in partnership . . . . .              23        (610)         (28)
    Deferred income tax benefit. . . . . . . . . . . .          (3,527)     (2,529)        (793)
    Deferred interest. . . . . . . . . . . . . . . . .           2,100       1,931        1,656
    Change in operating assets and liabilities:
      Increase in accounts receivable. . . . . . . . .          (4,278)     (3,403)      (2,150)
      (Increase) decrease in inventories . . . . . . .          (1,146)      1,799       (2,469)
      (Increase) decrease in prepaid expenses and
        other assets . . . . . . . . . . . . . . . . .            (308)       (558)         717
      Increase (decrease) in accounts payable and
        accrued liabilities. . . . . . . . . . . . . .           2,539      (5,047)       4,880
      Increase in unearned income. . . . . . . . . . .             703          22        1,504
      (Increase) decrease in affiliate account balances         (2,365)        303          701
      Change in other assets and liabilities . . . . .            (350)       (517)       1,130
      Other. . . . . . . . . . . . . . . . . . . . . .            (170)         --           --
                                                             ---------   ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES . . . . . . .          22,381       8,658       22,876

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of newspaper property and other assets. . . .          47,776      50,647       14,864
    Business acquisitions. . . . . . . . . . . . . . .         (55,573)    (35,668)      (9,325)
    Purchase of machinery and equipment. . . . . . . .          (8,267)     (8,079)      (4,284)
                                                             ---------   ---------    ---------
    NET CASH FLOWS FROM INVESTING ACTIVITIES . . . . .         (16,064)      6,900        1,255
CASH FLOW FROM FINANCING ACTIVITIES:
    Issuance of long-term debt, net. . . . . . . . . .         132,064      37,300           --
    Reduction of long-term debt. . . . . . . . . . . .        (120,773)    (60,240)     (14,007)
    Reduction of non-operating liabilities . . . . . .          (2,960)     (4,194)      (1,735)
    Debt issuance cost and repurchase premiums . . . .         (11,327)     (1,092)          --
                                                             ---------   ---------    ---------
    NET CASH FLOWS FROM FINANCING ACTIVITIES . . . . .          (2,996)    (28,226)     (15,742)
                                                             ---------   ---------    ---------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .           3,321     (12,668)       8,389

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR. . . . . . . . . . . . . . . . . .           4,415      17,083        8,694
                                                             ---------   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . .      $    7,736   $   4,415    $  17,083
                                                             ---------   ---------    ---------
                                                             ---------   ---------    ---------

                    See notes to consolidated financial statements.

                            GARDEN STATE INVESTMENTS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Garden State Investments, Inc. (the "Company" or "GSI"). All intercompany accounts have been eliminated. The Company is a wholly owned subsidiary of Garden State Newspapers, Inc. ("Garden State").

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

INTANGIBLE ASSETS

    Intangible assets acquired are recorded at their estimated fair values as of the date of acquisition. The excess of cost over fair value of net assets acquired is being amortized using the straight-line method over a period of 40 years. Subscriber accounts are amortized using the straight-line method over periods ranging from 6 to 15 years, with a weighted average remaining life based on the dates of acquisitions of 9 years. Other intangibles recognized are being amortized using the straight-line method, generally over periods not exceeding 10 years.

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

INCOME TAXES

    The Company files a consolidated tax return with Affiliated Newspapers Investments, Inc. ("ANI"), the parent of Garden State. However, the Company accounts for income taxes on a separate return basis utilizing the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to differences between the financial statement carrying amount and the tax bases of existing assets and liabilities.

USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.


NOTE 2:  INVESTMENT IN PARTNERSHIP

    Effective March, 1990, York Newspapers, Inc. ("YNI"), a subsidiary of the Company, entered into a general partnership, York Newspaper Company (the "Agency"), with York Daily Record, Inc. ("YDR"). YNI, YDR and the Agency entered into a joint operating agreement under which the Agency is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. The Agency publishes THE YORK DISPATCH, a daily evening paper, THE YORK DAILY RECORD, a daily morning paper, and the YORK SUNDAY NEWS. YNI has a 57.5% interest in the Agency. YNI's investment in the Agency is recorded in the accompanying consolidated balance sheets under the equity method. The Company's investment in the Agency, which originally represented the net book value of assets and liabilities contributed to the Agency, was approximately $6.4 million at each of the fiscal years ended June 30, 1997 and 1996. The Agency made cash distributions to YNI in the amount of $7.2 million, $4.9 million and $4.8 million in fiscal years 1997, 1996 and 1995.

    In September, 1996, YNI signed a call/put agreement under which YNI can purchase YDR's interest in the agency or YDR can put its interest in the Agency to YNI. The base call and put price is $32.0 million and $25.0 million, respectively, and is adjusted annually based on changes in the consumer price index (not to exceed 2-1/2%). The call option may be exercised on January 1, 2004 and expires on January 1, 2005. The put may be exercised at any time after the expiration of the call through June 30, 2008.

    The Company is not currently responsible for any liabilities of the Agency, contingent or otherwise. Management believes that the Agency is well capitalized and does not anticipate the Agency requiring any capital contributions from its partners in the near future.


NOTE 3: ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

    On February 28, 1997, the Company acquired substantially all the assets used in the publication of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL, daily newspapers located in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.2 million in cash. Proceeds from the sale of the POTOMAC NEWS (discussed below) and borrowings under the Company's Bank Credit Agreement were used to fund the acquisition.

    In conjunction with the sale of the Johnstown Tribune Publishing Company described below, the Company acquired substantially all the assets used in the publication of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. In conjunction with acquiring the assets of the BRIDGETON NEWS, the Company also assumed $0.8 million of payments due on non-competition agreements.

    On March 10, 1996, the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million, including obligations to the seller with a discounted value of approximately $4.3 million and the assumption of newspaper subscription obligations of approximately $0.7 million.

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

    All the acquisitions described above were accounted for as purchases. Accordingly, the results of their operations were included since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair market value at the date of acquisition. The fair values of the newspapers acquired in fiscal 1997 are based on independent appraisals and management's best estimate and are subject to change in the final allocation of the purchase price. The excess of cost over fair value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 to 6 years, respectively.

DISPOSITIONS

    On February 13, 1997, the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $47.7 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses.

    On May 1, 1996, the Company sold the common stock of The Johnstown Tribune Publishing Company, which publishes THE TRIBUNE-DEMOCRAT, to American Publishing
(1991), Inc. in exchange for $32.6 million in cash and substantially all the assets used in the publication of the following daily and weekly newspapers:



Newspaper Location                     Daily Publication                  Weekly Publication
-----------------------                ---------------------              -----------------------
Bridgeton, New Jersey                  BRIDGETON  NEWS                    None
Fort Morgan, Colorado                  FORT  MORGAN  TIMES                MORGAN TIMES REVIEW(a)
Sterling, Colorado                     JOURNAL-ADVOCATE                   J.A. SHOPPER(a)
Lamar, Colorado                        LAMAR DAILY NEWS                   TRI-STATE TRADER(a)
Sidney, Nebraska                       SIDNEY TELEGRAPH                   HIGH PLAINS SHOPPING GUIDE(a)
North Adams, Massachusetts             NORTH ADAMS TRANSCRIPT             THE TRANSCRIPT SPOTLIGHT(a)
Akron, Colorado                        None                               AKRON NEWS REPORTER(b)
Brush, Colorado                        None                               BRUSH NEWS-TRIBUNE(b)
Julesburg, Colorado                    None                               JULESBURG ADVOCATE(b)



----------------------

(a)  Free weekly distribution
(b)  Paid weekly distribution

    In connection with the above newspaper acquisitions, the Company assumed non-compete and other long-term obligations with a discounted value of approximately $1.0 million. In addition, the Company purchased net working capital for approximately $1.0 million. As a result of the exchange, the Company recognized a pre-tax gain of approximately $8.3 million.

    Immediately after the purchase of the above described newspapers, the Company contributed all of the newly acquired assets and liabilities of the Sidney, Nebraska and the Akron, Brush, Fort Morgan, Julesburg, Lamar and Sterling, Colorado, daily and weekly newspapers to a newly formed corporation, Eastern Colorado Publishing Company ("Eastern Colorado"). The common stock of Eastern Colorado was then sold to The Denver Post Corporation, a 60% owned subsidiary of ANI, for approximately $15.7 million, including the assumption of $0.2 million of discounted non-compete payments and other long-term obligations associated with the newspapers acquired. No gain or loss was realized on the sale of Eastern Colorado common stock. The sales price of Eastern Colorado was deemed to be fair based on an independent appraisal of the transaction.

    On August 1, 1994, the Company sold substantially all the assets used in the publication of the BRISTOL PRESS and three weekly newspapers located in Bristol, Connecticut, and a covenant not to compete in Bristol, Connecticut, for a total of $14.5 million in cash. The sale resulted in a pre-tax gain of approximately $4.2 million.

UNAUDITED PRO FORMA OPERATING RESULTS

    The following table sets forth the unaudited pro forma operating results had the February 13, 1997 disposition and the February 28, 1997 acquisition (described above) occurred as of July 1, 1996 and 1995 (in thousands):

                                                       June 30, 1997        June 30, 1996
                                                      -------------        --------------
         Revenues..................................... $  264,740            $  257,078
                                                       ----------            ----------
                                                       ----------            ----------
         Net Income Before Extraordinary Items........ $   34,441            $    2,531
                                                       ----------            ----------
                                                       ----------            ----------
         Net Income................................... $   25,669            $    2,531
                                                       ----------            ----------
                                                       ----------            ----------



NOTE 4:  LONG-TERM DEBT

    For purposes of these financial statements, certain long-term debt obligations of Garden State have been allocated to the Company in conjunction with purchase accounting. Below is a description and the terms of the long-term debt allocated to the Company as well as obligations of the Company's subsidiaries.

DEBT RESTRUCTURING

    As a result of certain refinancings and debt prepayments on October 31, 1996, Garden State allocated to the Company debt issuance costs of approximately $1.9 million. In addition, the Company paid approximately $9.5 million of make-whole premiums to the holders of the senior secured notes, who were prepaid in full. The make-whole premiums have been included in the accompanying Consolidated Statements of Operations as an extraordinary loss net of applicable income tax benefits. The Company charged the $1.9 million of the debt issuance cost to fiscal year 1997 expense and as such, the cost has been included in other expense in the accompanying Consolidated Statements of Operations.

LONG-TERM DEBT



Allocated long-term debt consisted of the following at each year end:
                                                                                           June 30,
                                                                                 --------------------------
                                                                                    1997            1996
                                                                                 ---------       ---------
                                                                                       (In thousands)
Bank Credit Agreement . . . . . . . . . . . . . . . . . . . . . . . .   (I)      $ 83,614         $  7,500
10.89% Senior Secured Notes . . . . . . . . . . . . . . . . . . . . .   (II)           --           76,880
NJNI bank credit facility . . . . . . . . . . . . . . . . . . . . . .   (III)      16,750               --
Various Notes, payable through December 2002. . . . . . . . . . . . .   (IV)       12,966           16,361
12.00% Senior Subordinated Secured Notes, due
  July 1, 2004. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (V)       100,000          100,000
Notes payable to certain shareholders of ANI. . . . . . . . . . . . .   (VI)        2,629            2,328
Subordinated Term Note to Parent. . . . . . . . . . . . . . . . . . .   (VII)      20,874           18,773
                                                                                 --------         --------
                                                                                  236,833          221,842
Less current portion of long-term debt. . . . . . . . . . . . . . . .               6,247           11,190
                                                                                 --------         --------
                                                                                 $230,586         $210,652
                                                                                 --------         --------
                                                                                 --------         --------



I. In conjunction with the October 31, 1996, refinancing previously discussed, Garden State entered into an amended and restated bank credit facility (the "Bank Credit Agreement"). The following components of the Bank Credit Agreement are secured by certain assets of the Company at June 30, 1997:

    a. A $27.0 million Senior Secured Revolving Credit Facility ("RCB") with sublimits of $7.0 million available for standby letters of credit and $5.0 million available for same day borrowings under a swingline facility. No principal payments are required under RCB until March 31, 2004, at which time the commitment is terminated and all then outstanding balances are due and payable. As of June 30, 1997, approximately $22.0 million was available under RCB. RCB is secured by a first priority lien on the common stock and substantially all of the assets of GSI.

          b. A $15.0 million Senior Secured Term Loan ("Term A Loan") with a final maturity of March 31, 2004. Term A Loan requires quarterly installments beginning June 30, 2002, with total annual payments of $3.75 million, $7.5 million and $3.75 million in fiscal years ending June 30, 2002, 2003 and 2004, respectively. Proceeds from Term A Loan were used to refinance debt assumed in the August 1995 New England Newspapers acquisition. Term A Loan is secured by a first priority lien on substantially all of the assets of New England Newspapers, Inc.

          c. A $76.0 million Senior Secured Term Loan ("Term B Loan") with a final maturity of March 31, 2004. Term B Loan requires quarterly principal payments commencing on September 30, 1997, with annual reductions of $4.0 million in fiscal year 1998, $7.5 million in fiscal years 1999 and 2000, $12.0 million in fiscal years 2001 and 2002, $14.0 million in 2003 and $19.0 million in 2004. Proceeds from Term B Loan were used to prepay the Company's 10.89% senior secured notes on October 31, 1996, as further described below. Term B Loan is secured by a first priority lien on the common stock and substantially all of the assets of GSI.

          All borrowings under the Bank Credit Agreement, except loans under the swingline facility, bear interest at rates based upon, at Garden State's option, Eurodollar or prime, plus a spread based on Garden State's leverage. Borrowings under the swingline facility bear interest at prime plus a spread based on Garden State's leverage. Interest on prime borrowings under the Bank Credit Facility is payable quarterly. Interest on Eurodollar borrowings is due at the end of the applicable interest rate period or quarterly if the interest rate period exceeds three months. In addition, the Company and/or Garden State pay an annual commitment fee of 0.50% on the unused commitment under RCB. If the ratio of Garden State's total debt to operating cash flow is less than 4.00 to 1.00, the commitment fee is reduced to 0.375%.

          Garden State has requested an amendment of its Bank Credit Agreement which would, among other things, change Term B Loan into a revolving credit facility ("RCC"), reduce the Company's borrowing spreads (in most cases by .375%). This amendment is being requested in conjunction with a proposed bond offering (the "Offering") and would be effective upon successful completion of the Offering (see Note 10 for discussion).

II. In May, 1994, Garden State issued 10.89% Senior Secured Notes. As previously discussed, these Notes were prepaid in full on October 31, 1996.

III.NJNI entered into a bank credit facility in May, 1994. The bank credit facility is secured by the stock of NJNI and its subsidiaries and is non-recourse to the Company. The bank credit agreement, as subsequently amended, provides for maximum borrowings of approximately $23.5 million as of June 30, 1997. Borrowings bear interest at rates based upon, at the Company's option, LIBOR or prime plus a spread based on NJNI's leverage.

    Commitments under the NJNI bank credit facility are permanently reduced each quarter, based on the following annual amounts. Annual reductions are cumulative. Mandatory principal payments are required to the extent the principal balance is in excess of the remaining commitment at such time of any commitment reduction.

              Fiscal Year                        Commitment Reduction
              -----------                        --------------------
              1998  .......................         $  6,000,000
              1999  .......................           17,500,000

    The NJNI bank credit facility contains certain restrictive covenants which restrict the incurrence of additional debt and capital expenditures. In addition, the agreement requires NJNI to meet certain financial ratios based on leverage, debt service coverage, and cash flow, each as defined in the NJNI bank credit facility. Proceeds from the Offering (see Note 10) will be used to pay off and terminate the NJNI bank credit facility.

IV. In connection with various acquisitions, Garden State and/or the Company have issued notes payable to prior owners, including non-compete agreements, and assumed certain debt obligations.
    The notes payable and debt obligations bear interest at rates ranging from zero to 9.0%. Obligations bearing interest at below market rates were discounted at rates ranging from 7.8% to 12.0%.

V. In May 1994, Garden State issued $100.0 million of 12.0% Senior Subordinated Secured Notes due July 1, 2004. Interest accruing on the Senior Subordinated Secured Notes is payable semi-annually, in arrears, on January 1 and July 1. The indebtedness evidenced by the Senior Subordinated Secured Notes is subordinated and junior in right of payment to obligations under the Bank Credit Agreement and notes payable to prior owners. No principal payments are required until July 1, 2004, at which time the outstanding principal amount is due and payable. The Senior Subordinated Secured Notes are secured by a second lien on the stock of the Company.

VI. In connection with the acquisition of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM, the Company assumed notes payable to certain shareholders of ANI with a face value of $2.7 million on November 18, 1994. The notes bear interest at prime but have been discounted at 13.5%. The notes are subordinate to all the Company's senior indebtedness, and the Company is prohibited from paying principal or interest on the notes until all senior debt has been repaid in full.

VII.In May 1994, North Jersey Newspapers Company ("NJNCO"), a subsidiary of NJNI, issued a $15.0 million subordinated term note to Garden State. The subordinated term note bears interest at 10.89% compounded semi-annually. As of June 30, 1997 and 1996, no interest payments have been made on this note and, accordingly, $5.9 million and $3.8 million, respectively, of accrued and unpaid interest has been included in the balance. The subordinated term note is subordinate to the NJNI bank credit facility.

    The Bank Credit Agreement contains certain restrictive covenants which relate to the incurrence of additional debt, capital expenditures and distributions. Additionally, the agreement requires the maintenance of certain financial ratios based on leverage, debt service coverage, interest coverage and fixed charges coverage.

    Maturities of long-term debt as of June 30, 1997, for the five fiscal years ending June 30, 2002, are shown below. The proposed Bank Credit Agreement amendment and the Offering previously discussed will affect the maturity schedule shown below. (In thousands)

              1998 . . . . . . . . . . . . . . . . .     $   6,247
              1999 . . . . . . . . . . . . . . . . .        26,670
              2000 . . . . . . . . . . . . . . . . .        10,013
              2001 . . . . . . . . . . . . . . . . .        14,347
              2002 . . . . . . . . . . . . . . . . .        17,392
              Thereafter . . . . . . . . . . . . . .       162,164
                                                         ---------
                                                         $ 236,833
                                                         ---------
                                                         ---------

    Interest paid during the fiscal years ended June 30, 1997, 1996 and 1995 was approximately $24.0 million, $27.2 million and $19.4 million, respectively.

    Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company totalling approximately $2.1 million as of June 30, 1997. In addition, the Company issued approximately $2.8 million of additional letters of credit in support of its obligations under non-compete agreements entered into in connection with the August 31, 1995, acquisition.


NOTE 5:  LEASES

    A subsidiary of the Company leases an operating facility under a capital lease. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets as follows:

                                                            June 30,
                                                        1997        1996
                                                       ------      ------
                                                         (In thousands)

         Building . . . . . . . . . . . . . . . .     $ 6,934     $ 6,934
         Accumulated amortization . . . . . . . .       1,811       1,579
                                                      -------     -------
            Assets under capital leases, net. . .     $ 5,123     $ 5,355
                                                      -------     -------
                                                      -------     -------

    The Company's subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $1.9 million, $2.1 million and $1.9 million for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows:



          Fiscal Years Ending                                            Capital      Operating
          -------------------                                             Leases        Leases
                                                                         -------      ---------
                                                                               (In thousands)
         1998. . . . . . . . . . . . . . . . . . . . . . . . . .         $  821       $  2,116
         1999. . . . . . . . . . . . . . . . . . . . . . . . . .            821          1,981
         2000. . . . . . . . . . . . . . . . . . . . . . . . . .            867          1,776
         2001. . . . . . . . . . . . . . . . . . . . . . . . . .            931          1,481
         2002. . . . . . . . . . . . . . . . . . . . . . . . . .            931          1,379
         Thereafter. . . . . . . . . . . . . . . . . . . . . . .         15,904          2,617
                                                                         ------        --------
           Total minimum lease payments. . . . . . . . . . . . .         20,275        $11,350
                                                                                       --------
                                                                                       --------
         Less amount representing interest . . . . . . . . . . .         12,798
                                                                         ------
           Present value of net future lease payments. . . . . .         $7,477
                                                                         ------
                                                                         ------




NOTE 6:  RETIREMENT PLANS

    The Company and a majority of its newspaper properties participate in retirement/savings plans and, in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of the Company's full-time employees are covered by these plans. Total expense for these plans for the fiscal years ended June 30, 1997, 1996 and 1995, was approximately $1.9 million, $1.4 million, and $1.6 million, respectively.

    In general, the Company contributes two percent of an employee's salary to the plan for each employee who works at least 1,000 hours annually and is not covered by a collective bargaining agreement. The Company, at its discretion, may contribute an additional one or two percent for each participant in the plan who makes a voluntary contribution of at least two percent of his or her salary. The Company's contribution may be suspended annually at management's discretion.

    A non-contributory defined benefit pension plan was assumed in connection with the August 31, 1995, acquisition. On September 23, 1995, the Company elected to freeze the plan. Accordingly, all current service cost under the plan was terminated as of September 23, 1995. As of June 30, 1997 and 1996, the net present value of accumulated benefit obligations exceeded the fair market value of plan assets by approximately $2.0 and $3.9 million, respectively.

NOTE 7:  INCOME TAXES

    The income tax provision (benefit) for each of the three years ended June 30, 1997, 1996 and 1995, consists of the following:



                                                      1997           1996         1995
                                                   ----------     ----------   ----------
                                                                 (In thousands)
Current:
  State. . . . . . . . . . . . . . . .             $  3,221        $   441        $   285
  Federal. . . . . . . . . . . . . . .                  773             76            144
Deferred:
  State. . . . . . . . . . . . . . . .                 (769)          (695)           (18)
  Federal  . . . . . . . . . . . . . .               (2,799)        (1,834)          (775)
                                                   ---------       --------       --------
Net (benefit) expense. . . . . . . . .             $    426        $(2,012)       $  (364)
                                                   ---------       --------       --------
                                                   ---------       --------       --------


    A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement earnings before income taxes for the three years ended June 30, 1997, 1996 and 1995 is as follows:

                                                                  1997            1996          1995
                                                                --------        --------       ------
Statutory Federal income tax rate. . . . . . . . . . . . .         35%           (35%)           35%
  Effect of:
     State income tax net of federal benefit . . . . . . .          5             22             50
     Utilization of net operating losses . . . . . . . . .        (25)           (55)            66
     Book/tax basis difference associated with
        acquisitions and non-deductible acquisition costs.          1           (200)          (238)
     Alternative minimum tax . . . . . . . . . . . . . . .         --             --             21
     Sales of assets . . . . . . . . . . . . . . . . . . .        (18)            --             --
     Extraordinary loss. . . . . . . . . . . . . . . . . .          3             --             --
     Other, net. . . . . . . . . . . . . . . . . . . . . .          1             --             13
                                                                  -----         ------         -----
Financial statement effective tax rate . . . . . . . . . .          2%          (268%)          (53%)
                                                                  -----         ------         -----
                                                                  -----         ------         -----


Components of the long-term deferred tax assets and liabilities are as follows:

                                                                          June 30,
                                                                 --------------------------
                                                                     1997           1996
                                                                 ----------      ----------
                                                                       (In thousands)
Deferred tax assets:
   Net operating losses and other credits . . . . . . . . .       $ 14,258       $ 23,593
   Other. . . . . . . . . . . . . . . . . . . . . . . . . .          7,648          7,421
                                                                  --------       --------
                                                                    21,906         31,014
   Valuation allowance. . . . . . . . . . . . . . . . . . .        (14,947)       (20,363)
                                                                  --------       --------
   Deferred tax assets. . . . . . . . . . . . . . . . . . .          6,959         10,651

Deferred tax liabilities:
   Fixed assets . . . . . . . . . . . . . . . . . . . . . .          7,583          8,129
   Intangibles. . . . . . . . . . . . . . . . . . . . . . .          8,241         12,990
   Other. . . . . . . . . . . . . . . . . . . . . . . . . .          3,350          1,287
                                                                  --------       --------
   Deferred tax liabilities . . . . . . . . . . . . . . . .         19,174         22,406

                                                                  --------       --------
Net deferred tax liabilities. . . . . . . . . . . . . . . .       $ 12,215       $ 11,755
                                                                  --------       --------
                                                                  --------       --------




    In fiscal years 1997 and 1996, the Company generated federal taxable income which was offset by operating loss carryforwards. However, since not all the federal taxable income could be offset with operating loss carryforwards, the Company did incur alternative minimum tax which can be carried forward as a credit to future taxes payable. The Company's current year utilization of operating loss carryforwards also reduced the Company's valuation allowance by $5.4 million, which was recorded as a benefit in current year income tax expense.

    At June 30, 1997, Garden State has approximately $37.0 million of net operating loss carryforwards for tax reporting purposes available to offset its future taxable income which expire in 2005 through 2011 and $1.3 million of alternative minimum tax credit carryforwards.

    The Company and Garden State made state and federal income tax payments of approximately $3.0 million, $0.6 million and $0.8 million during fiscal years 1997, 1996 and 1995, respectively.


NOTE 8:  RELATED PARTY TRANSACTIONS

    MediaNEWS Group, Inc., an affiliate of ANI, provides management services to Garden State and the Company. Management fees charged to Garden State by MediaNEWS Group are allocated to the individual newspaper operations based on the revenues of the newspaper operations. Related management fees are shown on the accompanying consolidated statements of operations.

NOTE 9: COMMITMENTS AND CONTINGENCIES

    The Company is involved in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

    Under the terms of a newsprint contract, the Company and Garden State, through MNG, has agreed to purchase 1,000 tons per month of newsprint at a fixed price for the period September 1, 1997 through August 31, 2000. Management does not expect that it will purchase less than the required amount; however, if it should default on the purchase obligation, MNG, Garden State and/or the Company would be responsible for damages, if any, incurred by the seller.

NOTE 10: SUBSEQUENT EVENT

    In September 1997, the Company anticipates issuing $200.0 million of Senior Subordinated Notes due in 2009 (the "Offering"). The issuance of the Senior Subordinated Notes will provide the Company with additional liquidity and flexibility, as well as fixed rate long-term debt, at rates which the Company currently believes are attractive. If completed, Garden State will use the net proceeds to reduce existing bank debt and pay off and terminate the NJNI bank credit facility.

    The following unaudited table sets forth, after giving effect to the Offering at Garden State, the amended Bank Credit Agreement and the paydown of debt, allocated to the Company, associated with the Offering, the approximate expected scheduled maturities of long-term debt, allocated to the Company, for the periods indicated.

              Fiscal                        In thousands
              ------                        ------------

              1998....................      $    2,247
              1999....................           2,420
              2000....................           2,513
              2001....................           2,347
              2002....................           5,392
              Thereafter..............         221,914
                                            ----------
                                            $  236,833
                                            ----------
                                            ----------

    The following table sets forth the annual commitment reductions for RCB and RCC, as well as annual payments under Term A Loan, giving effect to the amended Bank Credit Agreement previously discussed.

                                                         TERM A
                                      RCB       RCC       LOAN
                                    -------  --------    -------
              1998..........        $   --   $  4,000    $    --
              1999..........            --      7,500         --
              2000..........            --      7,500         --
              2001..........            --     12,000         --
              2002..........            --     12,000      3,750
              Thereafter....        27,000     33,000     11,250
                                   --------  --------    -------
                                   $27,000   $ 76,000    $15,000
                                   --------  --------    -------
                                   --------  --------    -------

    Giving effect to the Offering and the related paydown of debt, the Company's parent, Garden State, will have available $76.0 million under RCC for future acquisitions and general corporate purposes and $22.0 million available under RCB, net of approximately $5.0 million in letters of credit outstanding.

             GARDEN STATE INVESTMENTS, INC. AND SUBSIDIARIES

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                              (In thousands)


                                          Balance at    Additions                                     Balance at
                                         Beginning of   charged to        Net         Acquisitions      End of
                                            Period     Expense, Net    Deductions    (Dispositions)     Period
                                         ------------  ------------    -----------   --------------   -----------
YEAR ENDED JUNE 30, 1997
  Reserves and allowances deducted
    from asset accounts:

  Allowance for uncollectible
   accounts........................        $2,426         $2,923         $3,003         $  350           $2,696

YEAR ENDED JUNE 30, 1996
  Reserves and allowances deducted
    from asset accounts:

  Allowance for uncollectible
   accounts........................        $1,931         $2,510         $2,474           $459           $2,426

YEAR ENDED JUNE 30, 1995
  Reserves and allowances deducted
    from asset accounts:

  Allowance for uncollectible
   accounts........................        $2,321         $2,876         $3,343           $ 77           $1,931



INDEX TO EXHIBITS

EXHIBIT
  NO.     DESCRIPTION
-------   -------------


 3.1*    -Second Amended and Restated Certificate of Incorporation.
 3.2*    -Form of Fourth Amended and Restated Certificate of Incorporation.
 3.5*    -Form of Certificate of Incorporation of Garden State Investments, Inc.
 4.1*    -Form of Indenture.
 4.2*    -Form of Second Pledge Agreement between Garden State Investments,
           Inc., Bank of New York, Wilmington Trust Company and William J. Wade.
10.1*    -Form of Senior Note Agreement between Garden State Newspapers, Inc.
           and certain of its subsidiaries, as obligors, and John Hancock Mutual Life Insurance Company, Lender.
10.2*    -Form of Garden State Credit Facility Agreement.
10.3*    -Form of NJNI Credit Facility Agreement.
10.4*    -Management Agreement dated July 1, 1988 between MediaNews Group, Inc.
           and the Registrant.
10.5*    -Employment Agreement dated April 26, 1985 between Garden State
           Newspapers, Inc. and William Dean Singleton, with April 30, 1986, October 1, 1988, and February 10, 1993 Amendments.
10.6*    -Amended and Restated Partnership Agreement of North Jersey Newspapers
           Company dated December 31, 1991 between North Jersey Newspapers, Inc., and Affiliated Newspapers Investment Company.
10.7*    -Joint Operating Agreement dated January 13, 1989 among York
           Daily Record, Inc., York Newspapers, Inc., and The York Newspapers Company.
10.8*    -Form of Tax Sharing Agreement by and between Garden State
           Newspapers, Inc. and Affiliated Newspapers Investments, Inc.
10.9*    -Form of Used Equipment Trade Agreement between Alameda Newspaper
           Group and Man Roland, Inc.
10.10*   -Form of Used Equipment Trade Agreement between North Jersey Newspapers
           Company and Man Roland, Inc.
10.11*   -Form of Agreement between Garden State Newspapers, Inc. and North
           Jersey Newspapers Company for an option to purchase three Colormatic Presses.
10.12*   -Consulting Agreement dated November 16, 1993 between J. Allan Meath and Garden State Newspapers, Inc.
10.13*   -Letter Agreement between Media General, Garden State Newspapers, Inc.
           and Affiliated Newspapers Investment Company, dated as of March 16, 1994.
10.14*   -Purchase Agreement dated March 25, 1994, between Thomson Newspapers and Affiliated Newspapers Investments, Inc.
10.15*   -Amendment dated May 3, 1994, to Letter Agreement between Media
           General, Garden State Newspapers, Inc. and Affiliated Newspapers Investment Company dated as of March 16, 1994.
10.16*   -Form of Amendment and Restatement of Trust Agreement among Garden
           State Newspapers, Inc.,    Alameda Newspapers, Inc., Graham
           Newspapers, Inc., The Johnstown Tribune Publishing Company, Mid-States Newspapers, Inc., and York Newspapers, Inc.; John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and Mellon Bank N.A., as Trustee of AT&T Master Pension Trust; Bankers Trust Company, a New York banking corporation; Wilmington Trust Company, a Delaware banking corporation; and
           William J. Wade.
10.17*   -Form of Amended and Restated Pledge
           Agreement among Garden State Newspapers, Inc., its subsidiaries,
           John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and Mellon Bank, N.A., as Trustee of AT&T Master Pension Trust, Bankers Trust Company, a New York banking corporation, Wilmington Trust Company, Delaware banking corporation, and William J. Wade.

EXHIBIT
  NO.     DESCRIPTION
-------   -----------

10.18**  -Form of Asset Purchase Agreement dated July 15, 1994, among  Mid-State
           Newspapers, Inc., as Seller; Garden State Newspapers, Inc., as guarantor; Bristol Acquisition Corp., as Purchaser.
10.19**  -Asset purchase agreement and assumed debt agreements related to THE
           GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM asset acquisition. 10.20** -Asset Purchase Agreement dated July 31, 1995, by and among EPC
           Holding, Inc., The Eagle Publishing Company, Reformer Publishing Corporation Middletown Press Publishing Corporation, and Eagle
           Street Realty Trust, as Sellers, and Nw England Newspapers, Inc., Brattleboro Publishing Company, Connecticut Newspapers, Inc. and Pittsfield Publications, Inc., as Purchasers.
10.21**  -Asset Purchase Agreement dated July 31, 1995, by and among Banner
           Publishing Corporation and Eagle Street Realty Trust, as Sellers,
           and New England Newspapers, Inc. and North Eastern Publishing Company, as Purchasers.
10.22**  -Asset Purchase Agreement dated August 24, 1995, by and among
           Connecticut Newspapers, Inc., as Seller, and Middletown Acquisition Corp., as Purchaser.
10.23**  -$42.0 million Credit Agreement dated August 31, 1995, among Garden
           State Newspapers, Inc., The Bank of New York and Bankers Trust Company, as Agents.
10.24**  -Agreement dated April 29, 1996, by and among American Publishing
           (1991) Inc., Berkshire Newspapers, Inc., Evening News Company, Sidney Publication Company, Sterling Publishing Company and Garden State Investments, Inc.
10.25**  -Agreement dated April 30, 1996, by and among Garden State Investments,
           Inc. and The Denver Post Corporation for the sale/purchase of the capital stock of Eastern Colorado Publishing Company.
10.26**  -Asset Purchase Agreement by and among Thomson Newspapers, Inc.,
           Seller, and Garden State Newspapers, Inc., Purchaser, relating to the PASADENA STAR-NEWS, WHITTIER DAILY NEWS, SAN GABRIEL VALLEY TRIBUNE and Various Related Publications Collectively Referred to by Seller as The Thomson L.A. News Group Published in Pasadena, Whittier and West Covina, California; The TIMES-STANDARD and Various Related Publications Published in Eureka, California; and THE EVENING SUN and Various Related Publications Published in Hanover, Pennsylvania, dated October 30, 1996.
10.27**  -$240,000,000 Credit Agreement Dated as of August 31, 1995, as Amended
           and Restated as of October 31, 1996, among Garden State Newspapers, Inc., the Banks listed in the signature pages hereof (including Bankers Trust Company, as Documentation Agent) and The Bank of New York (including in its capacity as Administrative and Syndication Agent), as Agent.
10.28**  -Asset Purchase Agreement dated as of February 13, 1997, by and among
           Mid-States Newspapers, Inc., as Seller, and Newspaper Holdings, Inc., as Buyer.
10.29**  -Asset Purchase Agreement by and among Thomson Newspapers, Inc.,
           Seller, and Garden State Newspapers, Inc., Purchaser, relating to the SENTINEL & ENTEPRISE and various related publications published in Fitchburg, Massachusetts; THE DAILY NEWS and various related publications published in Lebanon, Pennsylvania; and THE DAILY NONPAREIL and various related publications published in Council Bluffs, Iowa, dated February 27, 1997.
12.1*    -Computation of Ratio of Earnings to Fixed Charges.
27       -Financial Data Schedule


--------------------

*Previously Filed as exhibits to registration statement on Form S-1 (No. 33-75156) and amendments thereto.
**Previously Filed.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  GARDEN STATE NEWSPAPERS, INC.


Date:  September 17, 1997         By:  /s/ Joseph J. Lodovic, IV
                                     -----------------------------------
                                        Joseph J. Lodovic, IV
                                        Executive Vice President and
                                        Chief Financial Officer


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:



                 SIGNATURE                                  TITLE                                 DATE
     ----------------------------------         ------------------------------            ------------------
          /s/ William Dean Singleton               Vice Chairman, President,              September 15, 1997
     ----------------------------------       Chief Executive Officer and Director
          (William Dean Singleton)                  (Chief Executive Officer)


          /s/ Joseph J. Lodovic, IV            Executive Vice President and Chief         September 15, 1997
     ----------------------------------        Financial Officer (Chief Financial
          (Joseph J. Lodovic, IV)                          Officer)


          /s/ Richard B. Scudder                           Director                       September 15, 1997
     ----------------------------------
          (Richard B. Scudder)

          /s/ Peter M. Miller                              Director                       September 15, 1997
     ----------------------------------
          (Peter M. Miller)

          /S/ Ronald A. Mayo                       Vice President Finance and             September 15, 1997
     ----------------------------------         Controller (Principal Accounting
          (Ronald A. Mayo)                                  Officer)


