Form 10-Q
period 1997-09-30
GARDEN STATE NEWSPAPERS INC
filed 1997-11-13
CIK 918944

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    ----------------

                     Commission File Number
                                           ---------------

                          GARDEN STATE NEWSPAPERS, INC.
              (Exact name of registrant as specified in its charter)


                 Delaware                                       22-2675173
                 --------                                       ----------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                    Identification Number)

             1560 Broadway                                      80202
             -------------                                      -----
            Denver, Colorado                                 (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code:  (303)837-0886

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

         REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997


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




                                    PART II
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

The Company's subsidiaries are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.


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

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

27 - Financial Data Schedule.



REPORTS ON FORM 8-K

On August 12, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission regarding the July 31, 1997, acquisition of THE SUN and THE SUNDAY SUN, daily and Sunday newspapers published in Lowell, Massachusetts.

No other reports on Form 8-K were filed during the quarter ended September 30, 1997.



                                  SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GARDEN STATE NEWSPAPERS, INC.



Dated: NOVEMBER 11, 1997               By: /s/ JOSEPH J. LODOVIC, IV
       -----------------                   -------------------------------------
                                           Joseph J. Lodovic, IV
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Duly Authorized Officer of Registrant

                         GARDEN STATE NEWSPAPERS, INC.


                        INDEX TO FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:                                               PAGE
                                                                            ----
  Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . . .      6
  Unaudited Condensed Consolidated Statements of Operations. . . . . . .      8
  Unaudited Condensed Consolidated Statements of Cash Flows. . . . . . .      9
  Notes to Unaudited Condensed Consolidated Financial Statements . . . .     10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . .     13

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      (Unaudited)
                                                      September 30,   June 30,
                      ASSETS                              1997          1997
                                                      -------------   --------
                                                            (In thousands)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . .  $  6,655      $  8,944
  Accounts receivable, less allowance for
    doubtful accounts of $4,562 and $4,252
    at September 30, 1997 and June 30, 1997,
    respectively . . . . . . . . . . . . . . . . . . .    39,194        36,170
  Inventories of newsprint and supplies. . . . . . . .     5,716         6,170
  Prepaid expenses and other assets. . . . . . . . . .     4,108         3,295
                                                        --------      --------
      Total Current Assets . . . . . . . . . . . . . .    55,673        54,579

PROPERTY, PLANT AND EQUIPMENT
  Land . . . . . . . . . . . . . . . . . . . . . . . .     8,457         8,307
  Buildings and improvements . . . . . . . . . . . . .    44,382        43,462
  Machinery and equipment. . . . . . . . . . . . . . .   132,362       126,450
                                                        --------      --------
      Total Property, Plant and Equipment. . . . . . .   185,201       178,219
  Less accumulated depreciation and amortization . . .    58,793        57,670
                                                        --------      --------
      Net Property, Plant and Equipment. . . . . . . .   126,408       120,549

OTHER ASSETS
  Investment in partnership. . . . . . . . . . . . . .     6,792         6,365
  Subscriber accounts, less accumulated
    amortization of $48,425 and $45,808 at
    September 30, 1997 and June 30, 1997,
    respectively . . . . . . . . . . . . . . . . . . .    77,944        69,960
  Excess of cost over fair value of net assets
    acquired, less accumulated amortization
    of $13,974 and $12,718 at September 30,
    1997 and June 30, 1997, respectively . . . . . . .   182,745       154,294
  Covenants not to compete and other
    identifiable intangible assets, less
    accumulated amortization of $16,683 and
    $15,861 at September 30, 1997 and
    June 30, 1997, respectively. . . . . . . . . . . .    17,730         6,684
  Other. . . . . . . . . . . . . . . . . . . . . . . .     5,652         2,000
                                                        --------      --------
      Total Other Assets . . . . . . . . . . . . . . .   290,862       239,303
                                                        --------      --------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $472,943      $414,431
                                                        --------      --------
                                                        --------      --------



      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      (Unaudited)
                                                      September 30,   June 30,
       LIABILITIES AND SHAREHOLDER'S DEFICIT              1997          1997
                                                      -------------   --------
                                                        (In thousands, except
                                                              share data)
CURRENT LIABILITIES
  Trade accounts payable . . . . . . . . . . . . . . .  $  6,729      $  6,286
  Other accrued liabilities. . . . . . . . . . . . . .    21,910        23,714
  Unearned income. . . . . . . . . . . . . . . . . . .    10,734        10,746
  Income taxes . . . . . . . . . . . . . . . . . . . .       850         1,308
  Current portion of long-term debt and
    capital lease obligation . . . . . . . . . . . . .    34,344         6,247
                                                        --------      --------
      Total Current Liabilities. . . . . . . . . . . .    74,567        48,301

LONG-TERM DEBT AND CAPITAL
  LEASE OBLIGATION . . . . . . . . . . . . . . . . . .   374,698       344,575

OTHER LIABILITIES. . . . . . . . . . . . . . . . . . .     5,549         5,092

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .    12,483        12,516

SHAREHOLDER'S DEFICIT
  Common stock, par value $1.00 per share;
    authorized 1,000 shares; 1,000 shares issued
    and outstanding. . . . . . . . . . . . . . . . . .         1             1
  Additional paid-in capital . . . . . . . . . . . . .    78,570        78,570
  Deficit. . . . . . . . . . . . . . . . . . . . . . .   (72,925)      (74,624)
                                                        --------      --------
      Total Shareholder's Deficit. . . . . . . . . . .     5,646         3,947
                                                        --------      --------

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT. . . . . .  $472,943      $414,431
                                                        --------      --------
                                                        --------      --------



      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Three Months Ended September 30,
                                            -------------------------------
                                                 1997             1996
                                               -------          -------
                                                     (In thousands)


REVENUES
  Advertising. . . . . . . . . . . . . . . .   $71,635          $49,595
  Circulation. . . . . . . . . . . . . . . .    15,091            9,401
  Other. . . . . . . . . . . . . . . . . . .     3,435            2,084
                                               -------          -------
    TOTAL OPERATING REVENUES . . . . . . . .    90,161           61,080

COST AND EXPENSES
  Cost of sales. . . . . . . . . . . . . . .    31,607           23,568
  Selling, general and administrative. . . .    38,381           26,518
  Depreciation and amortization. . . . . . .     8,037            5,138
  Interest expense . . . . . . . . . . . . .     9,164            6,334
  Other, net . . . . . . . . . . . . . . . .       836              207
                                               -------          -------
    TOTAL COST AND EXPENSES. . . . . . . . .    88,025           61,765

NET INCOME (LOSS) BEFORE INCOME TAXES. . . .     2,136             (685)

INCOME TAX EXPENSE . . . . . . . . . . . . .      (437)             (53)
                                               -------          -------

NET INCOME (LOSS). . . . . . . . . . . . . .   $ 1,699          $  (738)
                                               -------          -------
                                               -------          -------



      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   1997         1996
                                                 --------     --------
                                                     (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . $  1,699     $   (738)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization. . . . . . . . .    7,853        4,836
  Provision for losses on accounts
    receivable . . . . . . . . . . . . . . . . .      923          634
  Amortization of debt discount. . . . . . . . .      668          472
  Loss on sale of assets . . . . . . . . . . . .       47           --
  Distributions in excess of (less than)
    earnings from investment in partnership. . .     (427)         278
  Deferred income tax benefit. . . . . . . . . .      (33)         (69)
  Change in operating assets and
    liabilities. . . . . . . . . . . . . . . . .   (4,390)      (3,283)
                                                 --------     --------
      NET CASH FLOWS FROM OPERATING
        ACTIVITIES . . . . . . . . . . . . . . .    6,340        2,130

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of newspaper properties . . . . . . .  (51,931)          --
  Purchase of machinery, equipment and
    other, (net) . . . . . . . . . . . . . . . .   (2,226)      (1,918)
                                                 --------     --------
      NET CASH FLOWS FROM INVESTING
        ACTIVITIES . . . . . . . . . . . . . . .  (54,157)      (1,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction of long-term debt. . . . . . . . . .   (9,341)     (10,174)
  Reduction of non-operating liabilities . . . .     (131)      (1,423)
  Issuance of long-term debt . . . . . . . . . .   55,000        9,600
                                                 --------     --------
      NET CASH FLOWS FROM FINANCING
        ACTIVITIES . . . . . . . . . . . . . . .   45,528       (1,997)
                                                 --------     --------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . .   (2,289)      (1,785)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD. . . . . . . . . . . . . . . . . . .    8,944        4,415
                                                 --------     --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD . . . . . . . . . . . . . . . . . . . . $  6,655     $  2,630
                                                 --------     --------
                                                 --------     --------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid. . . . . . . . . . . . . . . . . $ 12,753     $  7,048
                                                 --------     --------
                                                 --------     --------
  Income taxes paid. . . . . . . . . . . . . . . $    966     $    143
                                                 --------     --------
                                                 --------     --------

      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Garden State Newspapers, Inc.'s Annual Report on Form 10-K for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

    The unaudited condensed consolidated financial statements include the accounts of Garden State Newspapers, Inc. (the "Company" or "Garden State") and Garden State Investments, Inc., a wholly owned subsidiary of Garden State, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Garden State is a wholly owned subsidiary of Affiliated Newspapers Investments, Inc.

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

BUSINESS ACQUISITIONS

    On July 31, 1997, the Company acquired substantially all of the assets used in the publication of THE SUN, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus an adjustment for working capital and a covenant not to compete with the prior owners, with a discounted value of approximately $11.8 million. The newspaper has daily and Sunday circulation of approximately 52,000 and 56,000, respectively.

    The acquisition was accounted for as a purchase; accordingly, the consolidated financial statements include the operations of the acquired newspapers from August 1, 1997. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value as of the date of acquisition. These estimates are based on management's preliminary estimates and are subject to change upon final allocation of the purchase price.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 2: SUBSEQUENT EVENTS

LONG-TERM DEBT

    On October 1, 1997, the Company issued $250.0 million of Senior Subordinated Notes due 2009. The Company used the net proceeds to reduce bank debt at Garden State and pay off and terminate a bank credit facility of one of the Company's subsidiaries.

    The following table sets forth, after giving effect to borrowings associated with the July 31, 1997, acquisition of THE SUN (previously discussed), the issuance of $250.0 million of Senior Subordinated Notes and the paydown of bank debt associated therewith, the approximate expected scheduled maturities of long-term debt of the Company for the periods indicated.

         FISCAL                                IN THOUSANDS
         ------                                ------------
         1998. . . . . . . . . . . . . . . .    $  2,625
         1999. . . . . . . . . . . . . . . .       4,673
         2000. . . . . . . . . . . . . . . .       4,897
         2001. . . . . . . . . . . . . . . .       4,703
         2002. . . . . . . . . . . . . . . .       7,987
         Thereafter. . . . . . . . . . . . .     384,338
                                                --------
                                                $409,223
                                                --------
                                                --------


    In conjunction with the issuance of the Senior Subordinated Notes, the Company also amended its existing Bank Credit Agreement to change Term Loan B into a revolving credit facility ("RCC"), reduce the Company's borrowing spreads (in most cases by 0.375%), and change the amortization of the RCA commitment.

    The following table sets forth the annual commitment reductions for RCA, RCB and RCC, as well as annual payments under Term A Loan, giving effect to the amended Bank Credit Agreement.

                             RCA        RCB       RCC    TERM A LOAN
                          --------   -------   -------   -----------
                                  (In thousands)
         1998. . . . . .  $ 10,000   $    --   $ 4,000     $    --
         1999. . . . . .    31,000        --     7,500          --
         2000. . . . . .    31,000        --     7,500          --
         2001. . . . . .    31,000        --    12,000          --
         2002. . . . . .    31,000        --    12,000       3,750
         Thereafter. . .    33,000    27,000    33,000      11,250
                          --------   -------   -------     -------
                          $167,000   $27,000   $76,000     $15,000
                          --------   -------   -------     -------
                          --------   -------   -------     -------

ACQUISITION

    In November 1997, the Company agreed to acquire substantially all the operating and intangible assets used in the publication of the PRESS-TELEGRAM, a daily newspaper located in Long Beach, California, for approximately $38.2 million. This daily newspaper had daily and Sunday circulation of approximately 109,000 and 124,000, respectively, at March 31, 1997. The Company anticipates closing this acquisition in December 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES

    Revenues increased $29.1 million or 47.6% in the first quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The increase in revenue was primarily attributable to the October 31, 1996, acquisition of the PASADENA STAR NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN; the February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL; and the July 31, 1997, acquisition of THE SUN. Combined, the acquisitions discussed above increased revenues approximately $28.5 million in the first quarter of fiscal year 1998. These revenue increases were partially offset by a $3.1 million decline in revenue resulting from the sale of the POTOMAC NEWS on February 13, 1997. Excluding the acquisition and disposition transactions, the Company's remaining newspaper operations combined, posted a $3.7 million increase in operating revenues for the first quarter of fiscal year 1998.
The increase in operating revenue at these newspapers was primarily attributable to a combined 4.3% and 11.4% gain in retail and classified revenue, respectively.

COST OF SALES

    Cost of sales increased $8.0 million or 34.1% in first quarter of fiscal year 1998 compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused cost of sales to increase approximately $9.0 million for the quarter ended September 30, 1997. However, this increase was offset in part by a $1.1 million decrease in cost of sales resulting from the sale of the POTOMAC NEWS. Excluding acquisition and disposition transactions, cost of sales increased approximately $0.1 million. Excluding the impact of newsprint, cost of sales on a same newspaper basis increased $1.1 million in the first quarter of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $11.9 million or 44.7% in the first quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The aforementioned acquisitions resulted in SG&A expense increases of approximately $11.8 million; however, this was in part offset by a $1.1 million reduction in SG&A expense associated with the sale of the POTOMAC NEWS. Excluding the acquisition and disposition transactions, SG&A expense increased $1.2 million. The overall increase in SG&A expense on a same newspaper basis is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising linage and circulation volumes.

DEPRECIATION AND INTEREST

    Depreciation and amortization increased $2.9 million in the first quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense; however, the increase was in part offset by a $0.4 million reduction in depreciation and amortization expense associated with the sale of the POTOMAC NEWS.

    Interest expense increased $2.8 million in the first quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. Interest expense increased primarily as a result of a $176.3 million increase in average debt outstanding associated with acquistions. This increase was partially offset by a 221 basis point decrease in the average interest rate, mainly associated with the refinancing of the Company's 10.89% senior notes with bank debt.

NET INCOME

    Garden State recorded a net income of approximately $1.7 million in the first quarter of fiscal year 1998 as compared to a loss of $0.7 million of the first quarter of fiscal year 1997. The increase in net income is primarily attributable to a $6.3 million increase in operating profit offset by a $2.8 million increase in interest expense, primarily as a result of acquisitions, and a $0.4 million increase in tax expense resulting from the Company's improved operating results.

FINANCIAL CONDITION AND LIQUIDITY

    Net cash flows from operating activities were approximately $6.3 million and $2.1 million for the three months ended September 30, 1997 and 1996, respectively. The $4.2 million increase in cash flow from operating activities was primarily the result of a $5.3 million increase in net income excluding depreciation and amortization, for the three months ended September 30, 1997, compared to September 30, 1996, offset by a $1.1 million increase in the change in operating assets and liabilities.

    Net cash flows from investing activities were $(54.1) million and $(1.9) million for the three months ended September 30, 1997 and 1996, respectively. The $52.2 million change was primarily the result of the Company spending $51.9 million related to the acquisition of THE SUN in the first quarter of fiscal year 1997.

    Net cash flows from financing activities were $45.5 million and $(2.0) million for the three months ended September 30, 1997 and 1996, respectively. The change of approximately $47.5 million was primarily attributable to the Company borrowing a net $45.7 million in the first quarter of fiscal 1998, the majority of which was in conjunction with the previously discussed July 31, 1997, acquisition.

    After giving effect to the issuance of the Senior Subordinated Notes and the corresponding paydown of bank debt, Garden State has $249.0 million available for future borrowings under the Bank Credit Agreement, net of approximately $5.0 million in outstanding letters of credit. Approximately $151.0 million of the availability under the Bank Credit Agreement is available solely for future business acquisitions.

NEAR TERM OUTLOOK

    Because of an industry wide year-over-year increase in newsprint consumption, combined with a strike at Fletcher Challenge (a major West Coast newsprint manufacturer), several suppliers have announced a $35 to $40 per ton increase as of November 1, 1997 (previously October 1, 1997) which would bring average transaction prices to approximately $600 per metric ton on the East Coast and $610 per metric ton on the West Coast. If the price increase is successful, the increase is not expected to have a significant impact on the Company's cash flows from operations as the Company expects to purchase approximately two-thirds of its fiscal 1998 newsprint requirements under fixed price contracts at a weighted average price of approximately $532 per metric ton. MediaNEWS Group has entered into fixed price contracts expiring over the next two and one-half to three years on behalf of the Company and its affiliates. Such contracts cover the purchase of approximately 86,000 metric tons per year, of which 60,000 metric tons is expected to be allocated to the Company each year. While there is no assurance that the Company will receive its full allocation each year, based on current circumstances, management does not expect the Company's final allocation of such newsprint to be materially different from that discussed above.

    Based upon current operations, management believes that the Company will have sufficient cash flows from operations which, combined with the Garden State Credit Facility and other resources available to the Company, will be more than adequate to fund scheduled payment of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months.

    The Company may, from time to time, consider strategic or targeted newspaper acquisitions and dispositions. In the event an acquisition opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company to the extent current resources are insufficient.