Form 10-Q
period 1997-12-31
GARDEN STATE NEWSPAPERS INC
filed 1998-02-17
CIK 918944

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                   For the quarterly period ended December 31, 1997

                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission File Number _________________


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

             REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997

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

                                     PART I
-------------------------------------------------------------------------------


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



                                    PART II
-------------------------------------------------------------------------------


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

ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------
27         Financial Data Schedule


REPORTS ON FORM 8-K

On October 13, 1997, the Company filed a Form 8-K/A, amending the Form 8-K filed on August 12, 1997. The Form 8-K/A was filed to include unaudited pro forma financial statements as of June 30, 1997, giving effect to the acquisition of THE SUN, a daily newspaper located in Lowell, Massachusetts.



                                   SIGNATURES
-------------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GARDEN STATE NEWSPAPERS, INC.



Dated: FEBRUARY 13, 1998                By:  /s/ Joseph J. Lodovic, IV
                                           -------------------------------------
                                           Joseph J. Lodovic, IV
                                           Executive Vice President,
                                           Chief Financial Officer, and
                                           Duly Authorized Officer of Registrant

                            GARDEN STATE NEWSPAPERS, INC.



                            INDEX TO FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS:                                             PAGE
                                                                           ----

          Condensed Consolidated Balance Sheets                               6
          Unaudited Condensed Consolidated Statements of Operations           8
          Unaudited Condensed Consolidated Statements of Cash Flows           9
          Notes to Unaudited Condensed Consolidated Financial Statements     10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                14

                    GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                               December 31,   June 30,
                               ASSETS                              1997        1997
                                                               ------------  ----------
                                                                    (In thousands)

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $   19,019    $    8,944
  Accounts receivable, less allowance for doubtful
    accounts of $5,588 and $4,252 at December 31, 1997
    and June 30, 1997, respectively . . . . . . . . . . . . .      44,704        36,170
  Inventories of newsprint and supplies . . . . . . . . . . .       6,530         6,170
  Prepaid expenses and other assets . . . . . . . . . . . . .       4,119         3,295
                                                               ----------    ----------
      Total Current Assets  . . . . . . . . . . . . . . . . .      74,372        54,579

PROPERTY, PLANT AND EQUIPMENT
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,207         8,307
  Buildings and improvements  . . . . . . . . . . . . . . . .      45,276        43,462
  Machinery and equipment . . . . . . . . . . . . . . . . . .     130,504       126,450
                                                               ----------    ----------
      Total Property, Plant and Equipment . . . . . . . . . .     184,987       178,219
  Less accumulated depreciation and amortization  . . . . . .      53,589        57,670
                                                               ----------    ----------
      Net Property, Plant and Equipment . . . . . . . . . . .     131,398       120,549

OTHER ASSETS
  Investment in partnership   . . . . . . . . . . . . . . . .       7,178         6,365
  Subscriber accounts, less accumulated amortization of
    $46,848 and $45,808 at December 31, 1997 and June 30,
    1997, respectively  . . . . . . . . . . . . . . . . . . .      84,734        69,960
  Excess of cost over fair value of net assets acquired,
    less accumulated amortization of $15,174 and $12,718
    at December 31, 1997 and June 30, 1997, respectively. . .     201,689       154,294

  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $17,708 and
    $15,861 at December 31, 1997 and June 30, 1997,
    respectively  . . . . . . . . . . . . . . . . . . . . . .      21,660         6,684
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,532         2,000
                                                               ----------    ----------
      Total Other Assets  . . . . . . . . . . . . . . . . . .     320,793       239,303
                                                               ----------    ----------
 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $  526,563    $  414,431
                                                               ----------    ----------
                                                               ----------    ----------

        SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   (Unaudited)
                                                  December 31,           June 30,
       LIABILITIES AND SHAREHOLDER'S EQUITY           1997                 1997
                                                  ------------         ------------
                                                  (In thousands, except share data)
CURRENT LIABILITIES
  Trade accounts payable  . . . . . . . . . . . .  $    4,591          $    6,286
  Other accrued liabilities . . . . . . . . . . .      37,260              23,714
  Unearned income . . . . . . . . . . . . . . . .      11,094              10,746
  Income taxes  . . . . . . . . . . . . . . . . .       5,858               1,308
  Current portion of long-term debt and
    capital lease obligation (Note 2) . . . . . .       4,857               6,247
                                                   ----------          ----------
      Total Current Liabilities . . . . . . . . .      63,660              48,301

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION . . .     408,953             344,575

OTHER LIABILITIES . . . . . . . . . . . . . . . .       5,199               5,092

DEFERRED INCOME TAXES . . . . . . . . . . . . . .      17,189              12,516

SHAREHOLDER'S EQUITY
  Common stock, par value $1.00 per share;
    authorized 1,000 shares; 1,000 shares
    issued and outstanding. . . . . . . . . . . .           1                   1
  Additional paid-in capital  . . . . . . . . . .      78,570              78,570
  Deficit . . . . . . . . . . . . . . . . . . . .     (47,009)            (74,624)
                                                   ----------          ----------
      Total Shareholder's Equity  . . . . . . . .      31,562               3,947
                                                   ----------          ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY. . . .  $  526,563          $  414,431
                                                   ----------          ----------
                                                   ----------          ----------

         SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months           Six Months
                                                     Ended December 31,     Ended December 31,
                                                     ------------------    --------------------
                                                       1997       1996        1997        1996
                                                     ------------------    --------------------
                                                                   (In thousands)
REVENUES
  Advertising . . . . . . . . . . . . . . . . . . .  $79,210    $63,930    $150,845    $113,525
  Circulation . . . . . . . . . . . . . . . . . . .   15,792     12,063      30,883      21,465
  Other . . . . . . . . . . . . . . . . . . . . . .    3,826      2,892       7,262       4,975
                                                     -------    -------    --------    --------
    TOTAL OPERATING REVENUES                          98,828     78,885     188,990     139,965

COST AND EXPENSES
  Cost of sales . . . . . . . . . . . . . . . . . .   33,334     26,722      64,941      50,289
  Selling, general, and administrative  . . . . . .   38,359     31,669      76,739      58,187
  Depreciation and amortization . . . . . . . . . .    8,470      5,829      16,507      10,967
  Interest expense  . . . . . . . . . . . . . . . .   10,977      8,056      20,141      14,390
  Other, (net)  . . . . . . . . . . . . . . . . . .    7,111      4,606       7,947       4,813
                                                     -------    -------    --------    --------
    TOTAL COST AND EXPENSES . . . . . . . . . . . .   98,251     76,882     186,275     138,646

GAIN ON SALE OF NEWSPAPERS  . . . . . . . . . . . .   31,829         --      31,829          --
                                                     -------    -------    --------    --------
NET INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS  . . . . . . . . . . . . .   32,406      2,003      34,544       1,319

INCOME TAX EXPENSE  . . . . . . . . . . . . . . . .   (6,492)    (1,318)     (6,929)     (1,372)
                                                     -------    -------    --------    --------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS . . . . . .   25,914        685      27,615         (53)

EXTRAORDINARY LOSS (NET OF TAXES OF $689) . . . . .       --     (8,772)         --      (8,772)
                                                     -------    -------    --------    --------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . .  $25,914    $(8,087)   $ 27,615    $ (8,825)
                                                     -------    -------    --------    --------
                                                     -------    -------    --------    --------

     SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended December 31,
                                                                -----------------------------
                                                                    1997          1996
                                                                 ---------     ---------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (Loss)   . . . . . . . . . . . . . . . . . . . . .  $  27,615     $  (8,825)
  Adjustments to reconcile loss to net
   cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . .     16,177        10,363
    Gain on sale of newspaper properties and other assets . . .    (31,831)           --
    Provision for losses on accounts receivable . . . . . . . .      1,922         1,559
    Amortization of debt discount . . . . . . . . . . . . . . .      1,366           921
    Debt issuance cost and repurchase premiums  . . . . . . . .      6,616        13,475
    Undistributed earnings in partnership . . . . . . . . . . .       (813)         (226)
    Deferred income tax benefit . . . . . . . . . . . . . . . .       (206)         (138)
    Change in operating assets and liabilities, net of
     current assets and liabilities acquired or sold  . . . . .       (907)       (8,989)
                                                                 ---------     ---------
      NET CASH FLOWS FROM OPERATING ACTIVITIES  . . . . . . . .     19,939         8,140

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of newspaper property assets and other assets  . . . . .     43,000            --
  Purchase of newspaper properties  . . . . . . . . . . . . . .    (91,740)     (131,811)
  Purchase of machinery, equipment and other (net)  . . . . . .     (3,794)       (4,948)
                                                                 ---------     ---------
      NET CASH FLOWS FROM INVESTING ACTIVITIES  . . . . . . . .    (52,534)     (136,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt  . . . . . . . . . . . . . . . . .    303,538       243,800
  Debt issuance cost and repurchase premiums  . . . . . . . . .     (6,616)      (13,475)
  Reduction of long-term debt . . . . . . . . . . . . . . . . .   (253,833)     (101,990)
  Reduction of non-operating liabilities  . . . . . . . . . . .       (419)       (1,963)
                                                                 ---------     ---------
      NET CASH FLOWS FROM FINANCING ACTIVITIES  . . . . . . . .     42,670       126,372
                                                                 ---------     ---------
CHANGE IN CASH AND CASH
 EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . . . . .     10,075        (2,247)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . .      8,944         4,415
                                                                 ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . .  $  19,019     $   2,168
                                                                 ---------     ---------
                                                                 ---------     ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . .  $  19,750     $  15,870
                                                                 ---------     ---------
                                                                 ---------     ---------
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . .  $   2,664     $     507
                                                                 ---------     ---------
                                                                 ---------     ---------

         SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Garden State Newspapers, Inc.'s Annual Report on Form 10-K for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

     The unaudited condensed consolidated financial statements include the accounts of Garden State Newspapers, Inc. (the "Company" or "Garden State") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Garden State is a wholly owned subsidiary of Affiliated Newspapers Investments, Inc.

RECLASSIFICATION

     Certain prior year balances have been reclassified.

INCOME TAXES

     The effective income tax rate varies from the federal statutory rate primarily because of the nondeductibility of certain expenses and the utilization of net operating losses that were previously subject to valuation allowances.

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

BUSINESS ACQUISITIONS

     On December 17, 1997, the Company acquired substantially all the assets used in the publication of the PRESS-TELEGRAM, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash, plus an adjustment for working capital. Proceeds from the sale of the NORTH JERSEY HERALD & NEWS (discussed below) were used to fund the acquisition. The newspaper has daily and Sunday circulation of approximately 104,000 and 120,000, respectively.

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

     The acquisitions discussed above were accounted for as purchases. Accordingly, the results of their operations were included since the date of acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value as of the date of acquisition. These fair market values are based on management's preliminary estimates and are subject to change upon the final allocation of the purchase price. The excess of cost over fair market value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 years, respectively.

BUSINESS DISPOSITION

     On December 5, 1997, the Company sold substantially all the assets used in the publication of the NORTH JERSEY HERALD & NEWS and sixteen weekly publications for $43.0 million in cash, plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses.

NOTE 2: SUBSEQUENT EVENTS

ACQUISITION

     On January 30, 1998, the Company acquired substantially all the assets used in the publication of the DAILY NEWS, a daily newspaper published in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million, which included working capital of approximately $2.0 million. This daily newspaper has daily and Sunday circulation of approximately 202,400 and 215,100, respectively.

     The acquisition will be accounted for as a purchase; accordingly, the consolidated financial statements will include the operations of the acquired newspaper beginning January 31, 1998.

LONG-TERM DEBT

     On October 1, 1997, the Company issued $250.0 million of Senior Subordinated Notes due 2009. The Company used the net proceeds to reduce bank debt at Garden State and pay off and terminate a bank credit facility of one of the Company's subsidiaries.

     Effective January 30, 1998, the Company entered into a subordinated note purchase agreement pursuant to which the Company issued a $47.6 million, 9.0% Subordinated Promissory Note (the "Promissory Note") due January 31, 2010. Interest accruing on the Promissory Note is payable quarterly beginning on March 31, 1998, provided that on each interest payment date occurring on or prior to 2002, the Company may elect to defer payment of any or all accrued and unpaid interest. However, in calendar years 2000, 2001 and 2002 the Company must pay the lesser of $3.0 million or all accrued and unpaid interest due in such year. The Promissory Note is subordinated and junior in right of payment to the Company's Bank Credit Agreement, Senior Subordinated Secured Notes and the Senior Subordinated Notes. No scheduled principal payments are required until January 31, 2010, at which time the outstanding principal amount is due and payable. ANI has guaranteed the Promissory Note. Proceeds from this Promissory Note were used to fund a portion of the DAILY NEWS acquisition.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2: SUBSEQUENT EVENTS--CONTINUED

     In February, 1998, the Company issued the remaining $50.0 million of its 8.75% senior subordinated notes available under its indenture dated October 1, 1997, through a private placement. The additional notes were priced to yield 8.375%, including fees, and will result in approximately $51.4 million of net proceeds to the Company. Proceeds from the issuance of these notes will be used to pay down bank debt. Upon registration and exchange of these notes, the Company will have $300.0 million issued and outstanding under its indenture dated October 1, 1997.

     In conjunction with the issuance of the Senior Subordinated notes, the Company also amended its existing Bank Credit Agreement to change Term Loan B into a revolving credit facility ("RCC"), reduce the Company's borrowing spreads (in most cases by 0.375%), and change the amortization of the RCA commitment.

     Giving effect to the borrowings and paydowns under the Garden State Bank Credit Agreement discussed above, Garden State had $15.0 million, $16.0 million and $19.0 million outstanding under Term Loan A, RCA and RCC, respectively. The following table sets forth the annual commitment reductions for RCA, RCB and RCC, as well as annual payments under Term A Loan, giving effect to the amended Bank Credit Agreement.

                                 RCA       RCB          RCC      TERM A LOAN
                                 ---       ---          ---      -----------
                                            (In thousands)
 1998  . . . . . . . . .      $ 10,000   $    --      $ 4,000      $    --
 1999  . . . . . . . . .        31,000        --        7,500           --
 2000  . . . . . . . . .        31,000        --        7,500           --
 2001  . . . . . . . . .        31,000        --       12,000           --
 2002  . . . . . . . . .        31,000        --       12,000        3,750
 Thereafter  . . . . . .        33,000    27,000       33,000       11,250
                              --------   -------      -------      -------
                              $167,000   $27,000      $76,000      $15,000
                              --------   -------      -------      -------
                              --------   -------      -------      -------

     The following table sets forth the pro forma debt service, after giving effect to borrowings associated with the July 31, 1997, acquisition of THE SUN, the net bank borrowings associated with the January 30, 1998 acquisition of the DAILY NEWS (previously discussed), the $47.6 million Promissory Note, the issuance of $300.0 million of Senior Subordinated Notes and the paydown of bank debt associated therewith, the approximate expected scheduled maturities of long-term debt of the Company for the fiscal years indicated.

                     FISCAL       IN THOUSANDS
                     ------       ------------
                     1998  . . .    $  2,625
                     1999  . . .       4,673
                     2000  . . .       4,897
                     2001  . . .       4,703
                     2002  . . .       7,987
                     Thereafter      501,939
                                    --------
                                    $526,824
                                    --------
                                    --------

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2: SUBSEQUENT EVENTS--CONTINUED

INTEREST RATE SWAPS

     Effective April 1, 1997, the Company entered into a two-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. The Company uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates. The Company accounts for the differences paid or received under this agreement as an adjustment to interest expense. As of December 31, 1997, the interest rate swap had a market loss of approximately $0.5 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

REVENUES

     Revenues increased $19.9 million or 25.3% in the second quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The increase in revenue was primarily attributable to the October 31, 1996, acquisition of the PASADENA STAR NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN; the February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL; the July 31, 1997, acquisition of THE SUN; and the December 17, 1997, acquisition of the PRESS-TELEGRAM. Combined, the acquisitions discussed above increased revenues approximately $22.3 million in the second quarter of fiscal year 1998. These revenue increases were partially offset by a $5.3 million decline in revenue resulting from the sale of the POTOMAC NEWS on February 13, 1997, and the sale of the NORTH JERSEY HERALD & NEWS on December 5, 1997. Excluding the acquisition and disposition transactions, the Company's remaining newspaper operations combined posted a $2.9 million increase in operating revenues for the second quarter of fiscal year 1998. Advertising revenues at these newspapers increased by 7.3%, while circulation revenues were virtually flat.

COST OF SALES

     Cost of sales increased $6.6 million or 24.7% in the second quarter of fiscal year 1998 compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused cost of sales to increase approximately $6.9 million for the quarter ended December 31, 1997. However, this increase was offset in part by a $1.7 million decrease in cost of sales resulting from the sale of the POTOMAC NEWS and NORTH JERSEY HERALD & NEWS. Excluding acquisition and disposition transactions, cost of sales increased approximately $1.4 million. The majority of the increase is associated with increases in advertising linage.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $6.7 million or 21.1% in the second quarter of fiscal year 1998 compared to the same quarter of fiscal year 1997. The aforementioned acquisitions resulted in SG&A expense increase of $8.8 million; however, this was in part offset by $2.2 million reduction in SG&A expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS. Excluding the acquisition and disposition transactions, SG&A expense increased $0.1 million.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $2.6 million in the second quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense; however, the increase was in part offset by a $0.2 million reduction in depreciation and amortization expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS.

INTEREST EXPENSE

     Interest expense increased $2.9 million in the second quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. Interest expense increased primarily as a result of approximately $111.0 million increase in average debt outstanding associated almost entirely with acquisition financing.

OTHER EXPENSE

     Other expense increased approximately $2.5 million in the second quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The increase is primarily attributable to the Company paying $6.6 million of debt issuance costs and bank fees in fiscal 1997 as compared to approximately $4.4 million of debt issuance cost in fiscal 1997.

EXTRAORDINARY LOSS

     On October 31, 1996, the Company paid approximately $9.5 million of make-whole premiums to the holders of the senior secured notes, who were prepaid in full. The make-whole premiums were included in the consolidated statement of operations as an extraordinary loss net of applicable income tax benefits.

NET INCOME

     Garden State recorded an adjusted net income of approximately $0.7 million in the second quarter of fiscal year 1998, after excluding the effect of the $31.8 million pre-tax gain on the sale of the NORTH JERSEY HERALD & NEWS and $6.6 million of debt issuance cost, compared to adjusted net income of $5.1 million in the second quarter of fiscal year 1997, after excluding $4.4 million of debt issuance cost and the $8.8 million extraordinary loss. The decrease in adjusted net income was caused by a $2.9 million increase in interest expense, primarily as a result of acquisitions, and a $5.2 million increase in tax expense resulting from the sale of the NORTH JERSEY HERALD & NEWS, which more than offset the $4.0 million increase in operating profit.

SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

REVENUES

     Revenues increased $49.0 million or 35.0% in the first six months of fiscal year 1998 as compared to the same six-month period of fiscal year 1997. The increase in revenue was primarily attributable to the October 31, 1996, acquisition of the PASADENA STAR NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN; the February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL; the July 31, 1997, acquisition of THE SUN; and the December 17, 1997, acquisition of the PRESS-TELEGRAM. Combined, the acquisitions discussed above increased revenues approximately $50.8 million in the first six months of fiscal year 1998. These revenue increases were partially offset by a $8.3 million decline in revenue resulting from the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS on February 13, 1997 and December 5, 1997, respectively. Excluding the acquisition and disposition transactions, the Company's remaining newspaper operations combined posted a $6.5 million increase in operating revenues for the second quarter of fiscal year 1998. Advertising revenues at these newspapers increased by 8.2%, driven by strong classified revenue growth. Circulation on a same newspaper basis was virtually flat.

COST OF SALES

     Cost of sales increased $14.6 million or 29.1% in the first six months of fiscal year 1998 compared to the same six-month period of fiscal year 1997. The aforementioned acquisitions caused cost of sales to increase approximately $15.9 million for the six-month period ended December 31, 1997. However, this increase was offset in part by a $2.9 million decrease in cost of sales resulting from the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS. Excluding acquisition and disposition transactions, cost of sales increased approximately $1.6 million or 4.2%, driven by increased advertising linage.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $18.6 million or 31.9% in the first six months of fiscal year 1998 compared to the same six-month period of fiscal year 1997. The aforementioned acquisitions resulted in SG&A expense increase of $20.6 million; however, this was in part offset by $3.4 million reduction in SG&A expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS. Excluding the acquisition and disposition transactions, SG&A expense increased $1.4 million or 3%.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $5.5 million in the second quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense; however, the increase was in part offset by a $0.7 million reduction in depreciation and amortization expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS.

INTEREST EXPENSE

     Interest expense increased $5.8 million in the second quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. Interest expense increased primarily as a result of a $143.1 million increase in average debt outstanding associated with acquisitions. This increase was partially offset by a 90 basis point decrease in the average interest rate, mainly associated with the refinancing of the Company's 10.89% notes and a reduction in the borrowing spread on bank debt.

NET INCOME

     Garden State recorded an adjusted net income of approximately $2.4 million in the first six months of fiscal year 1998, after excluding the effect of the $31.8 million pre-tax gain on the sale of the NORTH JERSEY HERALD & NEWS and $6.6 million of debt issuance cost, compared to adjusted net income of $4.3 million in the same six-month period of fiscal year 1997, after excluding $4.4 million of debt issuance cost and the $8.8 million extraordinary loss. The decrease in adjusted net income was primarily caused by a $5.8 million increase in interest expense, primarily as a result of acquisitions, and a $5.6 million increase in tax expense resulting from the sale of the NORTH JERSEY HERALD & NEWS, which completely offset the $10.3 million increase in operating profit.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash flows from operating activities were approximately $19.9 million and $8.1 million for the six months ended December 31, 1997 and 1996, respectively. The $11.8 million increase in cash flow from operating activities was primarily the result of a $3.6 million increase in net income, excluding depreciation and amortization, the gain on sale of newspaper properties, debt issuance costs and the extraordinary loss for the six months ended December 31, 1997, combined with a $8.1 million increase in the change in operating assets and liabilities.

     Net cash flows from investing activities were ($52.5) million and ($136.8) million for the six months ended December 31, 1997 and 1996, respectively. The $84.3 million change was primarily the result of the Company spending a net $48.7 million on acquisitions in fiscal year 1998 compared to $131.8 million in fiscal year 1997.

     Net cash flows from financing activities were $42.6 million and $126.3 million for the six months ended December 31, 1997 and 1996, respectively. The change of approximately ($83.7) million was primarily attributable to the Company borrowing a net $49.3 million in the first six months of fiscal 1998, compared to net borrowing of $139.8 million in fiscal 1997, the majority of which was in conjunction with the previously discussed acquisitions in each fiscal year.

     After giving effect to the issuance of $300.0 million Senior Subordinated Notes and the corresponding paydown of bank debt, Garden State has $228.2 million available for future borrowings under the Bank Credit Agreement, net of approximately $4.8 million in outstanding letters of credit. Approximately $151.0 million of the availability under the Bank Credit Agreement is available solely for future business acquisitions.

NEAR TERM OUTLOOK

     Because of an industry wide year-over-year increase in newsprint consumption, the continued strong worldwide demand for newsprint and the ongoing strike at Fletcher Challenge (a major West Coast newsprint manufacturer), a majority of newsprint suppliers have announced a $40 to $50 per ton increase effective as of April 1, 1998, which would bring average transaction prices to approximately $635 to $645 per metric ton. If the price increase is successful, the increase is not expected to have a significant impact on the Company's cash flows from operations as the Company expects to purchase approximately 60% of its fiscal 1998 newsprint requirements under fixed price contracts at a weighted average price of approximately $532 per metric ton. MediaNEWS Group has entered into fixed price contracts expiring over the next two and one-half to three years on behalf of the Company and its affiliates. Such contracts cover the purchase of approximately 86,000 metric tons per year, the majority of which is currently being allocated to the Company. While there is no assurance that the Company will receive the current allocation each year, based on current operations, management does not expect the Company's final allocation of such newsprint to be materially different from that discussed above.

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