Form 10-Q
period 1998-03-31
GARDEN STATE NEWSPAPERS INC
filed 1998-05-13
CIK 918944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the transition period from ___________ to ___________

                        Commission File Number ___________


                          GARDEN STATE NEWSPAPERS, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    22-2675173
      (State or other jurisdiction                     (I.R.S. Employer
      incorporation or organization)                 Identification Number)


           1560 BROADWAY
         DENVER, COLORADO                                    80202
(Address of principal executive offices)                  (Zip Code)


    Registrant's telephone number, including area code:  (303)837-0886

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

            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

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

                                     PART I
_______________________________________________________________________________


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



                                     PART II
_______________________________________________________________________________


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

ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

27       Financial Data Schedule


REPORTS ON FORM 8-K

1. On January 29, 1998, the Company filed a report on Form 8-K regarding the January 29, 1998, acquisition of the DAILY NEWS.

No other reports on Form 8-K were filed during the quarter ended March 31, 1998.



                                    SIGNATURES
_______________________________________________________________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GARDEN STATE NEWSPAPERS, INC.



Dated: MAY 11, 1998                  By:  /S/ JOSEPH J. LODOVIC, IV
      --------------                      ------------------------------
                                          Joseph J. Lodovic, IV
                                          Executive Vice President,
                                          Chief Financial Officer, and
                                          Duly Authorized Officer of Registrant

                        GARDEN STATE NEWSPAPERS, INC.



                       INDEX TO FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
ITEM 1. FINANCIAL STATEMENTS:
       Condensed Consolidated Balance Sheets.............................    6
       Unaudited Condensed Consolidated Statements of Operations.........    8
       Unaudited Condensed Consolidated Statements of Cash Flows.........    9
       Notes to Unaudited Condensed Consolidated Financial Statements....   10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..............................   14



                       GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS







                                                              (Unaudited)
                        ASSETS                                  March 31,           June 30,
                                                                  1998                1997
                                                               ----------          ----------
                                                             (In thousands, except share data)
CURRENT ASSETS
  Cash and cash equivalents .................................   $  3,423            $  8,944
  Accounts receivable, less allowance for doubtful
     accounts of $5,783 and $4,252 at March 31, 1998
     and June 30, 1997, respectively ........................     49,828              36,170
  Inventories of newsprint and supplies .....................      9,473               6,170
  Income tax receivable .....................................      1,643                --
  Prepaid expenses and other assets .........................      4,570               3,295
                                                               ----------          ----------
      Total Current Assets ..................................     68,937              54,579

PROPERTY, PLANT AND EQUIPMENT
  Land ......................................................     16,880               8,307
  Buildings and improvements ................................     60,505              43,462
  Machinery and equipment ...................................    160,124             126,450
                                                               ----------          ----------
      Total Property, Plant and Equipment ...................    237,509             178,219
  Less accumulated depreciation and amortization ............     57,205              57,670
                                                               ----------          ----------
      Net Property, Plant and Equipment .....................    180,304             120,549

OTHER ASSETS
  Investment in partnership .................................      6,925               6,365
  Subscriber accounts, less accumulated amortization of
    $50,129 and $45,808 at March 31, 1998 and June 30,
    1997, respectively ......................................    101,453              69,960
  Excess of cost over fair value of net assets acquired, less accumulated amortization of $16,825 and $12,718
    at March 31, 1998 and June 30, 1997, respectively .......    264,695             154,294
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $18,730 and
    $15,861 at March 31, 1998 and June 30, 1997,
    respectively ............................................     15,759               6,684
  Other .....................................................      6,372               2,000
                                                               ----------          ----------
      Total Other Assets ....................................    395,204             239,303
                                                               ----------          ----------
TOTAL ASSETS ................................................   $644,445            $414,431
                                                               ----------          ----------
                                                               ----------          ----------

             SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  (Unaudited)
                                                    March 31,            June 30,
                                                      1998                 1997
                                                   ----------           ----------
     LIABILITIES AND SHAREHOLDER'S EQUITY         (In thousands, except share data)
CURRENT LIABILITIES
  Trade accounts payable .......................   $   5,944             $   6,286
  Other accrued liabilities ....................      55,272                23,714
  Unearned income ..............................      14,393                10,746
  Income taxes .................................        --                   1,308
  Current portion of long-term debt and
    capital lease obligation (Note 2) ..........       5,265                 6,247
                                                   ----------           ----------
      Total Current Liabilities ................      80,874                48,301

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION ....     507,908               344,575

OTHER LIABILITIES ..............................       6,617                 5,092

DEFERRED INCOME TAXES ..........................      17,092                12,516

SHAREHOLDER'S EQUITY
  Common stock, par value $1.00 per share;
    authorized 1,000 shares; 1,000 shares issued
    and outstanding ............................           1                     1
  Additional paid-in capital ...................      78,570                78,570
  Deficit ......................................     (46,617)              (74,624)
                                                   ----------           ----------
      Total Shareholder's Equity ...............      31,954                 3,947
                                                   ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .....   $ 644,445             $ 414,431
                                                   ----------           ----------
                                                   ----------           ----------


         SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                             GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Three Months            Nine Months
                                                        Ended March 31,         Ended March 31,
                                                     --------------------   ---------------------
                                                        1998       1997       1998          1997
                                                     ---------    -------   ---------    ---------
                                                                     (In thousands)
REVENUES
  Advertising .....................................  $  83,488    $59,616   $ 234,333    $ 173,141
  Circulation .....................................     18,007     13,224      48,889       34,689
  Other ...........................................      3,370      3,013      10,632        7,989
                                                     ---------    -------   ---------    ---------
    TOTAL OPERATING REVENUES ......................    104,865     75,853     293,854      215,819

COST AND EXPENSES
  Cost of sales ...................................     38,244     27,129     103,185       77,418
  Selling, general, and administrative ............     44,634     33,580     121,373       91,767
  Depreciation and amortization ...................      9,722      6,324      26,229       17,290
  Interest expense ................................     12,062      8,755      32,203       23,145
  Other, (net) ....................................      1,209      1,461       9,156        6,274
                                                     ---------    -------   ---------    ---------
    TOTAL COST AND EXPENSES .......................    105,871     77,249     292,146      215,894

GAIN ON SALE OF NEWSPAPERS ........................       --       30,883      31,829       30,883
                                                     ---------    -------   ---------    ---------

NET INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS ..........................     (1,006)    29,487      33,537       30,808

INCOME TAX EXPENSE ................................      1,399      1,080      (5,530)        (292)
                                                     ---------    -------   ---------    ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS ...........        393     30,567      28,007       30,516

EXTRAORDINARY LOSS (NET OF TAXES OF $689) .........       --         --          --         (8,772)
                                                     ---------    -------   ---------    ---------

NET INCOME (LOSS) .................................  $     393    $30,567   $  28,007    $  21,744
                                                     ---------    -------   ---------    ---------
                                                     ---------    -------   ---------    ---------

               SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS ENDED MARCH 31,
                                                              ---------------------------
                                                                  1998          1997
                                                              -----------    ----------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (Loss) .........................................   $  28,007    $  21,744
  Adjustments to reconcile loss to net
    cash provided by operating activities:
   Depreciation and amortization ............................      25,751       16,385
   Gain on sale of newspaper properties and other assets ....     (31,819)     (30,883)
   Provision for losses on accounts receivable ..............       3,171        2,431
   Amortization of debt discount ............................       2,034        1,339
   Debt issuance cost and repurchase premiums ...............       7,121       13,763
   Undistributed earnings in partnership ....................        (561)         (61)
   Deferred income tax benefit ..............................        (303)      (3,251)
   Change in operating assets and liabilities, net of current
    assets and liabilities acquired or sold .................       3,074       (6,726)
                                                                ---------    ---------
        NET CASH FLOWS FROM OPERATING ACTIVITIES ............      36,475       14,741

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of newspaper business and other assets ..............      43,029       47,699
   Purchase of newspaper business ...........................    (220,806)    (183,176)
   Purchase of machinery, equipment and other (net) .........      (6,621)      (6,541)
                                                                ---------    ---------
        NET CASH FLOWS FROM INVESTING ACTIVITIES ............    (184,398)    (142,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt ...............................     475,287      257,350
   Debt issuance cost and repurchase premiums ...............      (7,121)     (13,763)
   Reduction of long-term debt ..............................    (324,467)    (114,649)
   Reduction of non-operating liabilities ...................      (1,297)      (2,477)
                                                                ---------    ---------
        NET CASH FLOWS FROM FINANCING ACTIVITIES ............     142,402      126,461
                                                                ---------    ---------

CHANGE IN CASH AND CASH
  EQUIVALENTS ...............................................      (5,521)        (816)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD .................................................       8,944        4,415
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $   3,423    $   3,599
                                                                ---------    ---------
                                                                ---------    ---------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid ............................................   $  31,620    $  26,538
                                                                ---------    ---------
                                                                ---------    ---------
   Income taxes paid ........................................   $   8,862    $   1,228
                                                                ---------    ---------
                                                                ---------    ---------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Garden State Newspapers, Inc.'s Annual Report on Form 10-K for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

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

BUSINESS ACQUISITIONS

     On January 29, 1998, the Company acquired substantially all the assets used in the publication of the DAILY NEWS, a daily newspaper published in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million, which included working capital of approximately $2.0 million. This daily newspaper has daily and Sunday circulation of approximately 200,000 and 215,100, respectively.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS--CONTINUED

     On December 16, 1997, the Company acquired substantially all the assets used in the publication of the PRESS-TELEGRAM, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash, plus an adjustment for working capital. Proceeds from the sale of the NORTH JERSEY HERALD & NEWS (discussed below) were used to fund the acquisition. The newspaper has daily and Sunday circulation of approximately 102,000 and 118,000, respectively.

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

     The acquisitions discussed above were accounted for as purchases. Accordingly, the results of their operations were included since the date of acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value as of their date of acquisition. These fair market values are based on management's preliminary estimates and are subject to change upon the final allocation of the purchase price. The excess of cost over fair market value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 years, respectively.

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

     In the third quarter of fiscal year 1998, the Company entered into a subordinated note purchase agreement pursuant to which the Company issued a $47.6 million, 9.0% Subordinated Promissory Note (the "Promissory Note") due January 31, 2010. Interest accruing on the Promissory Note is payable quarterly beginning on March 31, 1998, provided that on each interest payment date occurring on or prior to 2002, the Company may elect to defer payment of any or all accrued and unpaid interest. However, in calendar years 2000, 2001 and 2002 the Company must pay the lesser of $3.0 million or all accrued and unpaid interest due in such year. The Promissory Note is subordinated and junior in right of payment to the Company's Bank Credit Agreement, Senior Subordinated Secured Notes and the Senior Subordinated Notes. No scheduled principal payments are required until January 31, 2010, at which time the outstanding principal amount is due and payable. ANI has guaranteed the Promissory Note. Proceeds from this Promissory Note were used for acquisition funding.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2: LONG-TERM DEBT --CONTINUED

     In February, 1998, the Company issued the remaining $50.0 million of its 8.75% Senior Subordinated Notes available under its indenture dated October 1, 1997, through a private placement. The additional notes were priced to yield 8.28%, and resulted in approximately $51.4 million of net proceeds to the Company. Proceeds from the issuance of these notes were used to pay down bank debt. Upon registration and exchange of these notes, the Company will have $300.0 million issued and outstanding under its indenture dated October 1, 1997.

     In conjunction with the issuance of the Senior Subordinated notes, the Company also amended its existing Bank Credit Agreement to change Term Loan B into a revolving credit facility ("RCC"), reduce the Company's borrowing spreads (in most cases by 0.375%), and change the amortization of the RCA commitment.

     Giving effect to the borrowings and pay downs under the Garden State Bank Credit Agreement discussed above, Garden State had $15.0 million, $16.0 million and $19.0 million outstanding under Term Loan A, RCA and RCC, respectively. The following table sets forth the annual commitment reductions for RCA, RCB and RCC, as well as annual payments under Term A Loan, giving effect to the amended Bank Credit Agreement.

                                                                         TERM
                                 RCA           RCB           RCC        A LOAN
                                 ---           ---           ---        ------
                                   (In thousands)
1998 ....................     $ 10,000       $  --         $ 3,000       $  --
1999 ....................       31,000          --           7,500          --
2000 ....................       31,000          --           7,500          --
2001 ....................       31,000          --          12,000          --
2002 ....................       31,000          --          12,000         3,750
Thereafter ..............       33,000        27,000        27,000        11,250
                              --------       -------       -------       -------
                              $167,000       $27,000       $75,000       $15,000
                              --------       -------       -------       -------
                              --------       -------       -------       -------

     The following table sets forth, after giving effect to borrowings associated with the July 31, 1997, acquisition of THE SUN, the net borrowings associated with the January 29, 1998 acquisition of the DAILY NEWS , the $47.6 million Subordinated Promissory Note, the issuance of $300.0 million of Senior Subordinated Notes and the paydown of bank debt associated therewith, the approximate expected scheduled maturities of long-term debt of the Company for the fiscal years indicated.

                                                    IN
                             FISCAL              THOUSANDS
                             ------              ---------
                             1998 ...........    $  2,625
                             1999 ...........       4,673
                             2000 ...........       4,897
                             2001 ...........       4,703
                             2002 ...........       7,987
                             Thereafter .....     481,939
                                                 --------
                                                 $506,824
                                                 --------
                                                 --------

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 2: LONG-TERM DEBT--CONTINUED

INTEREST RATE SWAPS

     Effective April 1, 1997, the Company entered into a two-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. The Company uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates. The Company accounts for the differences paid or received under this agreement as an adjustment to interest expense. As of March 31, 1998, the interest rate swap had a market loss of approximately $0.4 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997
------------------------------------------

REVENUES

     Revenues increased $29.0 million or 38.2% in the third quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The increase in revenue was primarily attributable to the February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL; the July 31, 1997, acquisition of THE SUN; the December 16, 1997, acquisition of the PRESS-TELEGRAM; and the January 29, 1998, acquisition of the DAILY NEWS. Combined, the acquisitions discussed above increased revenues approximately $35.5 million in the third quarter of fiscal year 1998. These revenue increases were partially offset by a $9.3 million decline in revenue resulting from the sale of the POTOMAC NEWS on February 13, 1997, and the sale of the NORTH JERSEY HERALD & NEWS on December 5, 1997. Excluding the acquisition and disposition transactions, the Company's remaining newspaper operations combined posted a $2.8 million increase in operating revenues for the third quarter of fiscal year 1998. Advertising revenues at these newspapers increased by 6.4%, while circulation and other revenues combined were virtually flat.

COST OF SALES

     Cost of sales increased $11.1 million or 41.0% in the third quarter of fiscal year 1998 compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused cost of sales to increase approximately $13.1 million for the quarter ended March 31, 1998. However, this increase was offset in part by a $3.5 million decrease in cost of sales resulting from the sale of the POTOMAC NEWS and NORTH JERSEY HERALD & NEWS. Excluding acquisition and disposition transactions, cost of sales increased approximately $1.5 million. The majority of the increase is associated with increases in advertising lineage.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $11.0 million or 32.9% in the third quarter of fiscal year 1998 compared to the same quarter of fiscal year 1997. The aforementioned acquisitions resulted in an SG&A expense increase of $16.7 million; however, this was offset in part by a $5.9 million reduction in SG&A expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS. Excluding the acquisition and disposition transactions, SG&A expense increased $0.2 million.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $3.4 million in the third quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense; however, the increase was in part offset by a $0.1 million reduction in depreciation and amortization expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS.

INTEREST EXPENSE

     Interest expense increased $3.3 million in the third quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997. Interest expense increased primarily as a result of approximately $131.3 million increase in average debt outstanding associated almost entirely with acquisition financing.

NET INCOME

     Garden State recorded net income of approximately $0.4 million in the third quarter of fiscal year 1998, compared to an adjusted loss of $0.3 million in the third quarter of fiscal year 1997, after excluding the $30.9 million pre-tax gain on the sale of the POTOMAC NEWS. The increase in net income resulted from a $3.4 million and $0.3 million increase in operating profit and income tax benefits, respectively, reduced by the $3.3 million increase in interest expense previously discussed.

NINE MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUES

     Revenues increased $78.0 million or 36.2% in the first nine months of fiscal year 1998 as compared to the same nine month period of fiscal year 1997. The increase in revenue was primarily attributable to the October 31, 1996, acquisition of the PASADENA STAR NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN; the February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL; the July 31, 1997, acquisition of THE SUN; the December 16, 1997, acquisition of the PRESS-TELEGRAM; and the January 29, 1998, acquisition of the DAILY NEWS. Combined, the acquisitions discussed above increased revenues approximately $86.9 million in the first nine months of fiscal year 1998. These revenue increases were partially offset by a $17.6 million decline in revenue resulting from the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS on February 13, 1997 and December 5, 1997, respectively. Excluding the acquisition and disposition transactions, the Company's remaining newspaper operations combined posted a $8.7 million increase in operating revenues for the third quarter of fiscal year 1998. Advertising revenues at these newspapers increased by approximately 8.1%, driven by strong classified and national revenue growth. Circulation and other revenue combined on a same newspaper basis decreased approximately $0.5 million.

COST OF SALES

     Cost of sales increased $25.7 million or 33.3% in the first nine months of fiscal year 1998 compared to the same nine month period of fiscal year 1997. The aforementioned acquisitions caused cost of sales to increase approximately $29.2 million for the nine month period ended March 31, 1998. However, this increase was offset in part by a $6.4 million decrease in cost of sales resulting from the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS. Excluding acquisition and disposition transactions, cost of sales increased approximately $2.9 million or approximately 5.0% primarily driven by increased production cost associated with advertising lineage increases.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $29.6 million or 32.2% in the first nine months of fiscal year 1998 compared to the same nine month period of fiscal year 1997. The aforementioned acquisitions resulted in an SG&A expense increase of $37.4 million; however, this was in part offset by a $9.3 million reduction in SG&A expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS. Excluding the acquisition and disposition transactions, SG&A expense increased $1.5 million or 2.6%.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $8.9 million in the first nine months of fiscal year 1998 as compared to the same period of fiscal year 1997. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense; however, the increase was in part offset by a $0.8 million reduction in depreciation and amortization expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS.

INTEREST EXPENSE

     Interest expense increased $9.1 million in the first nine months of fiscal year 1998 as compared to the same period of fiscal year 1997. Interest expense increased primarily as a result of a $140.0 million increase in average debt outstanding, primarily associated with acquisitions. This increase was partially offset by a 56 basis point decrease in the average interest rate, mainly associated with the refinancing of the Company's 10.89% notes and a reduction in the borrowing spread on bank debt, which was offset in part by an increase associated with the replacement of $250.0 million of bank debt with the Senior Subordinated Notes issued on October 1, 1997.

NET INCOME

     Garden State recorded an adjusted net income of approximately $3.3 million in the first nine months of fiscal year 1998, after excluding the effect of the $31.8 million pre-tax gain on the sale of the NORTH JERSEY HERALD & NEWS and $7.1 million of debt issuance cost, compared to adjusted net income of $4.0 million in the same nine month period of fiscal year 1997, after excluding the $30.9 million pre-tax gain on the sale of the POTOMAC NEWS, $4.4 million of debt issuance cost and the $8.8 million extraordinary loss. The decrease in adjusted net income was caused by a $9.1 million increase in interest expense, primarily as a result of acquisitions, and a $5.2 million increase in tax expense resulting from the sale of the NORTH JERSEY HERALD & NEWS, which completely offset the $13.7 million increase in operating profit.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash flows from operating activities were approximately $36.5 million and $14.7 million for the nine months ended March 31, 1998 and 1997, respectively. The $21.8 million increase in cash flow from operating activities was primarily the result of a $22.7 million increase in operating profit, excluding depreciation, for the nine months ended March 31, 1998, compared to the same period of the prior year, combined with a $9.8 million increase in the change in operating assets and liabilities, which were offset by a $8.4 million increase in cash interest expense.

     Net cash flows from investing activities were ($184.4) million and ($142.0) million for the nine months ended March 31, 1998 and 1997, respectively. The $42.4 million change was primarily the result of the Company spending a net $220.8 million on acquisitions in fiscal year 1998 compared to $183.2 million in fiscal year 1997.

     Net cash flows from financing activities were $142.4 million and $126.5 million for the nine months ended March 31, 1998 and 1997, respectively. The change of approximately $15.9 million was primarily attributable to the Company borrowing a net $149.5 million in the first nine months of fiscal 1998, compared to net borrowing of $140.2 million in fiscal 1997, the majority of which was issued in conjunction with the previously discussed acquisitions in each fiscal year. A $6.6 million reduction in debt issuance and repurchase premium also contributed to the increase.

     After giving effect to the issuance of $300.0 million of Senior Subordinated Notes and the corresponding pay down of bank debt, Garden State has $246.3 million available for future borrowings under the Bank Credit Agreement, net of approximately $4.7 million in outstanding letters of credit at March 31, 1998. Approximately $151.0 million of the availability under the Bank Credit Agreement is available solely for future business acquisitions.

NEAR TERM OUTLOOK

     The previously announced $40 to $50 per metric ton increase in newsprint, which was to be effective April 1, 1998, did not take hold and the published market price for 30-pound newsprint remained at $590 and $595 per metric ton for East Coast and West Coast delivery, respectively. Newsprint suppliers may continue to push for a $40 per ton increase; however, with the long standing Fletcher Challenge strike being settled, the additional newsprint coming into the market may mute or eliminate an increase in the near term. If a future price increase is successful, the increase is not expected to have a significant impact on the Company's cash flows from operations as the Company expects to purchase approximately 70% of its fiscal 1999 newsprint requirements under fixed price contracts at a weighted average price of approximately $535 per metric ton subject to a quarterly adjustment for a portion of the tonnage. MediaNEWS Group has entered into fixed price contracts expiring over the next twelve months to two years, to purchase 164,000 metric tons per year, approximately 94,000 metric tons of which is currently being allocated to the Company. While there is no assurance that the Company will receive the current allocation each year, based on current operations, management does not expect the Company's final allocation of such newsprint to be materially different from that discussed above.

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