Form 10-K405
period 1998-06-30
GARDEN STATE NEWSPAPERS INC
filed 1998-09-22
CIK 918944

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                             -------------------------

                                     FORM 10-K

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       For the Fiscal Year Ended June 30, 1998
                                         OR

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

     Documents Incorporated by Reference:  NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                       PART I
ITEM 1.  BUSINESS

GENERAL

     Garden State Newspapers, Inc. ("the Company" or "Garden State"), a wholly owned subsidiary of Affiliated Newspapers Investments, Inc. ("ANI"), is one of the largest privately held suburban newspaper publishing companies in the United States. Garden State, founded in March 1985 by William Dean Singleton and Richard B. Scudder, currently owns and operates 29 market dominant daily and 83 non-daily newspapers in nine states (including suburban markets in close proximity to the San Francisco Bay area, Los Angeles, Philadelphia, Omaha and Boston). The Company's principal sources of revenue are print advertising and circulation sales. Other sources of revenue include commercial printing and electronic advertising. The newspapers published by the Company had a combined daily and Sunday paid circulation of approximately 1,145,000 and 1,144,000, respectively, as of March 31, 1998, including the August 22, 1998 acquisition of the CHARLESTON DAILY MAIL, published in Charleston, West Virginia. The Company had revenue and EBITDA of $414.3 million and $98.4 million, respectively, for fiscal 1998.

     Garden State has grown significantly through internal growth and by making strategic acquisitions in markets which the Company believes have above average growth potential. The Company's main acquisition focus is on newspaper markets contiguous to its own, allowing it to realize certain operating synergies. The Company refers to this acquisition strategy as clustering. A majority of the Company's newspapers are located in regional clusters, allowing them to achieve higher operating margins through efficient use of labor and equipment and by providing opportunities to cross-sell advertising. Management occasionally divests newspaper properties that no longer fit a cluster strategy and when, in management's opinion, the value of such newspaper properties has been maximized. This strategy has enabled the Company to reinvest sale proceeds in newspaper properties that can be clustered, allowing the Company to achieve greater internal revenue and EBITDA growth in the future while reducing its leverage ratio (as defined in the Company's Bank Credit Agreement).

     Garden State's newspapers are geographically diverse and generally positioned in markets with limited direct competition for local newspaper advertising. Management believes the Company's newspaper markets, taken as a whole, have above average population and sales growth potential. Most suburban and small city daily newspapers, such as the newspapers owned by the Company, have leading or sole positions in the geographic areas they serve. Only a few cities in the United States contain more than one primary daily newspaper, the majority of which are in major metropolitan markets. Additionally, start-ups of new daily newspapers in suburban markets with pre-existing local newspapers are rare. Suburban newspapers address the specific needs of the community by publishing a broad spectrum of local news as well as advertiser-specific editions, which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities the local newspaper provides a combination of social and economic services in a way that only it can provide, making it attractive for both consumers and advertisers.

     Sizeable weekly newspapers are generally found in and around metropolitan areas in addition to smaller towns and cities. Suburban weeklies, such as the weekly newspapers operated by North Jersey Newspaper Company, Alameda Newspaper Group and Los Angeles Newspaper Group have several advantages over metropolitan dailies, including a lower cost structure, the ability to publish only on their most profitable days (i.e., one midweek and one weekend day), the ability to more effectively exploit zoned advertising and avoid expensive investments in wire services and syndicated feature material. Zoned advertising permits small merchants, individual classified, and other advertisers to advertise solely in their own local areas at a cost lower than that of a full-run metropolitan daily newspaper. Thus, the typical suburban weekly newspaper has a broader advertiser base and does not rely to the same degree as a metropolitan daily on major retailers for advertising revenues.

INDUSTRY BACKGROUND

     Newspaper publishing is the oldest and largest segment of the media industry. Due to a focus on local news, newspapers remain the dominant medium for local advertising and in calendar year 1997 accounted for more than 47.1% of all local media advertising expenditures in the United States. In addition, in calendar year 1997 U.S. newspaper advertising expenditures reached an all time high of approximately $41.3 billion, representing a compounded annual growth rate of 6.2% since 1980. Newspapers continue to be the best medium for retail advertising which emphasizes the price of goods, in contrast to television which is generally used for image advertising.

     The number of adult readers of daily and Sunday newspapers is reported to have increased from 106.0 million and 106.7 million in 1980 to 112.2 million and
127.6 million in 1997, respectively, representing compounded annual growth rates of 0.33% and 1.06%, respectively. Readers of daily and Sunday newspapers tend to be more highly educated and have higher incomes than non-newspaper readers. For instance, 67% of college graduates and 69% of households with income greater than $75,000 are reported to read a daily newspaper, compared to 59% of high school graduates and 53% of households with incomes less than $40,000. Management believes that newspapers continue to be the most cost-effective means for advertisers to reach this highly targeted demographic group.

     Total morning daily and Sunday national circulation has increased from 29.4 million and 54.7 million in 1980 to 45.4 million and 60.5 million in 1997, respectively, representing compounded annual growth rates of 2.6% and 0.6%, respectively. Total reported daily circulation, including evening editions, however, declined nationally from 62.2 million in 1980 to 56.7 million in 1997, or 0.5% annually. This decrease can be directly attributable to the national decline in circulation of evening newspapers which is reported to have decreased from 32.8 million in 1980 to 11.3 million in 1997, or 6.1% annually, as a result of an inability to compete with existing morning newspapers, in the same city, which in most cases caused the evening newspaper to shut down, or as a result of evening newspapers converting to morning. Circulation statistics for suburban daily newspapers are not published separately from circulation statistics for daily newspapers as a whole. Reliable circulation statistics for weekly newspapers are not available.

     Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which makes up approximately one-third of newspaper advertising revenues, is the most sensitive to economic improvements or slowdowns as it is primarily affected by the demand for employment, real estate transactions and automotive sales. Growth in newspaper advertising has exceeded growth in the Gross Domestic Product ("GDP") in every calendar year since 1993, and in calendar year 1997, newspaper advertising spending grew 8.5% while the GDP grew only by 5.8%.

RECENT ACQUISITIONS & DISPOSITIONS

     Acquisitions:

     On August 22, 1998, the Company acquired a 50% interest in Charleston Newspapers for approximately $47.0 million. Charleston Newspapers is a joint venture, which publishes the CHARLESTON GAZETTE, (morning) and CHARLESTON DAILY MAIL (evening), six days a week and the SUNDAY GAZETTE-MAIL, under the terms of a Joint Operating Agreement (JOA). The acquisition included rights to the masthead of the CHARLESTON DAILY MAIL; thus, the Company is responsible for the editorial content of the CHARLESTON DAILY MAIL.

     FISCAL 1998

     On May 11, 1998 the Company acquired substantially all the assets used in the publication of THE TRI-CITY WEEKLY, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $0.5 million.

     On May 1, 1998, the Company acquired substantially all the assets used in the publication of the VALLEY NEWS TODAY, a morning newspaper published five times a week in Shenandoah, Iowa, and seven weekly publications distributed primarily in and around Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash plus an adjustment for working capital and covenant not to compete with the prior owners, with a discounted value of approximately $0.6 million.

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

     FISCAL 1997

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

     FISCAL 1996

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

     Dispositions:

     FISCAL 1998

     On December 5, 1997, the Company sold substantially all the assets used in the publication of the NORTH JERSEY HERALD & NEWS and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses.

     FISCAL 1997

     On February 13, 1997, the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $47.7 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses.

     FISCAL 1996

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

     GEOGRAPHIC CLUSTERING. The Company has acquired and assembled newspapers, and may continue to acquire newspapers, in contiguous markets ("clustering"). Clustering enables the Company to realize operating efficiencies and economic synergies, such as the sharing of management, accounting and production functions. In addition, the Company seeks to increase operating cash flows at acquired newspapers through cost reductions, including labor and web width reductions, as well as overall improved cost management. Clustering also enables management to maximize revenues through the cross selling of advertising among contiguous newspaper markets. As a result of clustering, management believes that the Company's newspapers are able to obtain higher operating margins than they would otherwise be able to achieve on a stand-alone basis.

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

     COST CONTROL. Each of the Company's newspapers emphasizes cost control with a particular focus on managing staffing requirements. At newspapers with collective bargaining units, management strives to enter into long-term agreements with minimal annual increases. In addition, the Company further controls labor costs through investments in state-of-the-art production equipment that improves production efficiencies. Management is equally focused on newsprint cost control. Each of the Company's newspapers benefits from discounted newsprint costs through its relationship with MediaNews Group, Inc., ("MNG", see MediaNews Group, Inc.'s Management of Newspaper Operations) as the seventh largest newspaper group in the United States in terms of circulation as of September 30, 1997. The Company's newspapers buy newsprint from several suppliers, under arrangements covering MNG affiliates, resulting in what management believes are some of the most favorable newsprint prices in the industry. Through MNG, the Company has available to it fixed price newsprint contracts with certain suppliers expiring over the next twelve months to two years, as well as newsprint purchasing arrangements with certain of its other suppliers which delay the adverse effect of newsprint price increases. Based on expected newsprint utilization at Garden State, excluding fiscal 1999 acquisitions, approximately 41% of the Company's annual newsprint consumption for fiscal 1999 will be covered by fixed price contracts, at prices which are currently well below market.

     In order to further control newsprint costs while improving customer satisfaction, beginning in October of 1995, the Company began converting all its newspapers to a 50-inch web width. Prior to such conversions, the company's newspapers had either 54 or 55-inch web widths. These conversions have permanently reduced the Company's newsprint consumption in excess of 8%. At June 30, 1998, all the Company's newspapers, except certain recent acquisitions, were printed using a 50-inch web width.

     STRATEGIC TECHNOLOGICAL INVESTMENTS. To take advantage of the increasing use of the world wide web and the future advertising growth opportunities MNG established MediaNEWS Technologies ("MNT") to develop and maintain websites for each of the Company's daily newspapers. MNT has developed websites to provide an online editorial presence and full online classified services for each of the Company's daily newspapers. In addition, the Company has established a strategic relationship with Ad-One, which has provided greater access to the Company's web site and classified advertising. Although the Company believes that providing an online product is important to broadening the presence of its newspapers in their respective communities and ultimately increasing the Company's revenues through such value added services, the Company believes almost all of its customers prefer the newspaper in a printed form. By being the leading, and in certain instances the sole, provider of local news in most of its markets, management believes that its newspapers are well positioned to meet and benefit from its customers need for information, whether in print or electronic form. The Company's newspaper websites which are currently online can be found at WWW.NEWSCHOICE.COM.

                                         CLUSTERS

          SOUTH EASTERN PENNSYLVANIA NEWSPAPER GROUP
          ------------------------------------------
          The York Dispatch (York, PA)                 NEW ENGLAND NEWSPAPER GROUP
          York Sunday News (York, PA)                  ---------------------------
                                                       Bennington Banner (Bennington, VT)
          The Evening Sun (Hanover, PA)                Brattleboro Reformer (Brattleboro, VT)
          Lebanon Daily News (Lebanon, PA)             North Adams Transcript (North Adams, MA)
                                                       The Berkshire Eagle (Pittsfield, MA)

     The Daily Nonpareil (Council Bluffs, IA)              NORTH EASTERN MASSACHUSETTS
     The Valley News Today (Shenandoah, IA)                ---------------------------
                                                           NEWSPAPER GROUP
                                                           ---------------------------
                                                           The Sun (Lowell, MA)
                                                           Sentinel & Enterprise (Fitchburg, MA)

Times Standard (Eureka, CA)           [MAP]


  ALAMEDA NEWSPAPER GROUP                                      The Express Times (Easton, PA)
  -----------------------                                      North Jersey Newspaper Co
The Oakland Tribune (Oakland, CA)
The Daily Review (Hayward, CA)                             The Daily Mail (Charleston, WV)

Tri-Valley Herald (Pleasanton, CA)
Alameda Times-Star (Alameda, CA)

The Argus (Fremont-Newark, CA)
San Mateo County Times (San Mateo, CA)

     LOS ANGELES NEWSPAPER GROUP                       SOUTH JERSEY NEWSPAPER GROUP
     ---------------------------                       ----------------------------
     San Gabriel Valley Tribune (West Covina, CA)
     Pasadena Star-News (Pasadena, CA)                 Gloucester County Times, (Woodbury, NJ)
     Whittier Daily News (Whittier, CA)                Today's Sunbeam (Salem, NJ)
                                                       Bridgeton News (Bridgeton, NJ)
     LA Daily News (Los Angeles, CA)
     Long Beach Press-Telegram (Long Beach, CA)

               Las Cruces News (Las Cruces, NM)                  Graham Newspapers (Graham, TX)

     Management believes that successful implementation of the operating strategy described above will position the Company to continue to achieve internal growth. The Company may, from time to time, seek strategic or targeted newspaper acquisitions and dispositions such as the acquisitions previously discussed. The Company continually reviews newspaper acquisition candidates that it believes are underperforming in terms of operating cash flows but have an established history of strong readership and advertiser loyalty and are available at attractive prices. Such acquisitions will only be made in circumstances in which management believes that such acquisitions would contribute to the Company's overall growth strategy, whether through revenue growth and/or cost reduction opportunities, and represent attractive values based on price.

MEDIANEWS GROUP, INC.'S MANAGEMENT OF NEWSPAPER OPERATIONS

     MNG provides certain corporate services to Garden State. Garden State has engaged MNG to operate and manage its business affairs and its newspapers under the terms of a management agreement. MNG, which is owned entirely by Messrs. Singleton and Scudder, allocates its expenses as management fees to each affiliate based upon the amount of time and resources devoted to each affiliate. Management fees are based upon MNG's actual expenses.

     Services provided by MNG to the Company include accounting, tax, merger and acquisition, purchasing, corporate advertising and sales administration, human resource and labor administration, treasury functions, and budget and operating plan review. In addition, MNT, a division of MNG, provides electronic media services, including website development and maintenance, to each of the Company's daily newspapers.

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

     MNG is currently constructing a website to post press releases, annual and quarterly financial data, as well additional information on MNG and its affiliates. This website is located at WWW.MEDIANEWSGROUP.COM.

NEWSPAPER PROPERTIES

     The following is a list of newspapers published by the Company as of the date of this report. The map on the proceeding page, reflects the Company's clustering strategy.

     LOS ANGELES NEWSPAPER GROUP. The Los Angeles Newspaper Group is located in Los Angeles County, California, and publishes five morning daily newspapers.
The Los Angeles Newspaper Group consists of the DAILY NEWS, the PRESS-TELEGRAM, the PASADENA STAR-NEWS, the SAN GABRIEL VALLEY TRIBUNE, and WHITTIER DAILY NEWS. These newspapers cover the San Fernando Valley region of Los Angeles, Long Beach, Pasadena, West Covina and Whittier, California, respectively. The Los Angeles Newspaper Group also publishes several weekly newspapers, the HIGHLANDER NEWSPAPERS, CHEERS, CLASS FORCE, PASADENA COMMERCE, THE REAL ESTATE WEEKLY, STAR WATCH, THE STAR, WHITTIER REVIEW, THE SHOPPER, and EL ECONOMICO AND VECINOS DEL VALLE (Spanish language newspapers), which are distributed in and around these same cities. The Los Angeles Newspaper Group had total daily and Sunday paid circulation of approximately 418,000 and 450,000, respectively, as of March 31, 1998.

     ALAMEDA NEWSPAPER GROUP. The Alameda Newspaper Group is located in Alameda County, approximately 20 miles east of San Francisco, California, and publishes six morning newspapers. The Alameda Newspaper Group consists of THE OAKLAND TRIBUNE, THE DAILY REVIEW, TRI-VALLEY HERALD, THE ARGUS, ALAMEDA TIMES-STAR and SAN MATEO COUNTY TIMES. All the newspapers except the SAN MATEO COUNTY TIMES also publish a Sunday newspaper. These newspapers cover the city of Oakland, California, and affluent suburban markets located immediately south, southeast and southwest of Oakland in Alameda County and San Mateo County. The Alameda Newspaper Group also publishes THE ALAMEDA ACCENT, SAN BRUNO HERALD, DALY CITY RECORD/BRISBANE BEE, TIMES WEEKEND, MILLBRAE RECORDER-PROGRESS and THE COASTSIDE CHRONICLE on Saturday. The Alameda Newspaper Group had total daily and Sunday paid circulation of approximately 214,000 and 171,000 as of March 31, 1998.

     YORK. York Newspaper Company, a partnership owned 57.5% by York Newspaper, Inc. ("YNI"), a wholly owned subsidiary of Garden State Investments, Inc. ("GSI"), publishes THE YORK DISPATCH, the YORK SUNDAY NEWS and THE YORK DAILY RECORD in York, Pennsylvania, approximately 30 miles south of Harrisburg, Pennsylvania. These newspapers are published under the terms of a joint operating agreement ("JOA"). Under the terms of the JOA, all operations, other than news and editorial, are controlled by the partnership. YNI maintains its own editorial staff and produces the editorial content of both THE YORK DISPATCH and the YORK SUNDAY NEWS. The York Newspaper Company also publishes the WEEKLY RECORD each Tuesday. The York Newspaper Company had daily and Sunday paid circulation of approximately 82,000 and 93,000, respectively, as of March 31, 1998.

     LOWELL. THE SUN is located in Lowell, Massachusetts, approximately 30 miles north of Boston, and publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. THE SUN had daily and Sunday paid circulation of approximately 52,000 and 56,000, respectively, as of March 31, 1998.

     EASTON. THE EXPRESS-TIMES is located in Easton, Pennsylvania, approximately 60 miles north of Philadelphia, Pennsylvania, and publishes a morning newspaper seven days a week. THE EXPRESS-TIMES also publishes five weekly newspapers: THE BETHLEHEM STAR, TWO RIVERS SHOPPING TIMES, BANGOR HOMETOWN NEWS, THE NAZARETE US and the HUNTERDON MARKETPLACE, which are distributed in the area surrounding Easton, Pennsylvania. THE EXPRESS-TIMES had total daily and Sunday paid circulation of approximately 50,000 and 48,000, respectively, as of March 31, 1998.

     PITTSFIELD. THE BERKSHIRE EAGLE is located in Pittsfield, Massachusetts, approximately 30 miles southeast of Albany, New York, and publishes a morning newspaper seven days a week. THE BERKSHIRE EAGLE also publishes a weekly newspaper, THE SHOPPER, a broadsheet shopper circulated free to non-subscribers in Berkshire County. THE BERKSHIRE EAGLE had total daily and Sunday paid circulation of approximately 30,000 and 35,000, respectively, as of March 31, 1998.

     WOODBURY. The GLOUCESTER COUNTY TIMES is located in Woodbury, New Jersey, approximately 15 miles south of Philadelphia, Pennsylvania, and publishes an evening newspaper five days a week and a Sunday newspaper. The GLOUCESTER COUNTY TIMES also publishes THE ADVERTISER, a weekly shopper. The GLOUCESTER COUNTY TIMES had total daily and Sunday paid circulation of approximately 29,000 and 30,000, respectively as of March 31, 1998.

     LAS CRUCES. The LAS CRUCES SUN-NEWS is located in Las Cruces, New Mexico, approximately 45 miles north of El Paso, Texas, and publishes a morning newspaper seven days a week. The LAS CRUCES SUN-NEWS also publishes the VOZ DEL VALLE, a weekly Spanish language newspaper, and THE SHOPPING TIMES, a weekly shopper. The LAS CRUCES SUN-NEWS had total daily and Sunday paid circulation of approximately 23,000 and 24,000, respectively, as of March 31, 1998.

     EUREKA. The TIMES-STANDARD is located in Eureka, California, approximately 250 miles north of San Francisco, and publishes a morning newspaper seven days a week. The TIMES-STANDARD also publishes three weekly newspapers, TIMES-STANDARD PLUS, ON THE MARKET, and TRI-CITY WEEKLY, which are distributed in and around the areas surrounding Eureka, California. The TIMES-STANDARD had daily and Sunday circulation of approximately 22,000 and 23,000, respectively, as of March 31, 1998.

     LEBANON. The LEBANON DAILY NEWS is located in Lebanon, Pennsylvania, approximately 35 miles northeast of York, Pennsylvania, and 30 miles east of Harrisburg, Pennsylvania. The LEBANON DAILY NEWS publishes an evening newspaper five days a week, and morning editions on Saturday and Sunday. THE LEBANON DAILY NEWS also publishes the PALM ADVERTISER, a weekly newspaper, which is distributed around Lebanon, Pennsylvania. Daily and Sunday paid circulation at the LEBANON DAILY NEWS was approximately 21,000 at March 31, 1998.

     HANOVER. THE EVENING SUN is located in Hanover, Pennsylvania, approximately 20 miles southwest of York, Pennsylvania, and 40 miles south of Harrisburg, Pennsylvania. THE EVENING SUN publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. THE EVENING SUN also publishes a weekly newspaper, THE COMMUNITY SUN. THE EVENING SUN had daily and Sunday paid circulation of approximately 21,000, at March 31, 1998.

     FITCHBURG. The SENTINEL & ENTERPRISE is located in Fitchburg, Massachusetts, approximately 40 miles northwest of Boston, Massachusetts, and approximately 30 miles west of Lowell, Massachusetts, and publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. The SENTINEL & ENTERPRISE also publishes three weekly newspapers: NORTH COUNTY LEADER, THE WEEKENDER PLUS and THE INDEPENDENT, which are distributed in and around areas surrounding Fitchburg, Massachusetts. The SENTINEL & ENTERPRISE had total daily and Sunday paid circulation of approximately 20,000 as of March 31, 1998.

     COUNCIL BLUFFS. THE DAILY NONPAREIL is located in Council Bluffs, Iowa, which is adjacent to Omaha, Nebraska, on the Missouri River. THE DAILY NONPAREIL publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. THE DAILY NONPAREIL also publishes THE VALLEY NEWS TODAY, a morning paper published five days a week distributed in and around Shenandoah, Iowa. In addition, THE DAILY NONPAREIL also publishes nine weekly newspapers: THE MIDLANDS SHOPPER GUIDE, ADVISOR, ESSEX INDEPENDENT, DENNISON BULLETIN, DENNISON REVIEW, MEAT EMPIRE SAVING GUIDE, VALLEY NEWS LIFE, WEEKLY TIME and CLARINDA HERALD-JOURNAL, which are distributed in the areas surrounding Council Bluffs, Shenandoah, and Dennison, Iowa. At March 31, 1998, THE DAILY NONPAREIL had daily and Sunday paid circulation of approximately 17,000 and 18,000, respectively.

     BRATTLEBORO. The BRATTLEBORO REFORMER is located in Brattleboro, Vermont, approximately 65 miles east of Albany, New York, and publishes a morning newspaper seven days a week. The BRATTLEBORO REFORMER had daily and weekend circulation of approximately 11,000 and 12,000, respectively, as of March 31, 1998.

     SALEM. TODAY'S SUNBEAM is located in Salem, New Jersey, approximately 35 miles south of Philadelphia, Pennsylvania, and publishes a morning paper six days a week. TODAY'S SUNBEAM also publishes THE RECORD, a weekly newspaper. TODAY'S SUNBEAM had total daily and Sunday circulation of approximately 11,000 as of March 31, 1998.

     BRIDGETON. The BRIDGETON NEWS is located in Bridgeton, New Jersey, approximately 40 miles south of Philadelphia, Pennsylvania, and publishes an evening newspaper six days a week. The BRIDGETON NEWS also publishes the MILLVILLE SHOPPER NEWS a weekly newspaper. The BRIDGETON NEWS had daily circulation of approximately 9,000 as of March 31, 1998.

     NORTH ADAMS. The NORTH ADAMS TRANSCRIPT is located in North Adams, Massachusetts, approximately 30 miles east of Albany, New York, and publishes an evening newspaper six days a week and a weekly newspaper, THE TRANSCRIPT SPOTLIGHT. The NORTH ADAMS TRANSCRIPT had daily circulation of 8,000 at March 31, 1998.

     BENNINGTON. The BENNINGTON BANNER is located in Bennington, Vermont, approximately 35 miles east of Albany, New York, and publishes a morning newspaper seven days a week. The BENNINGTON BANNER also publishes the MANCHESTER JOURNAL, a paid weekly newspaper distributed on Wednesdays in Manchester, Vermont, and THE BENNINGTON SHOPPER, a free weekly shopper. The BENNINGTON BANNER had daily circulation of approximately 8,000 as of March 31, 1998.

     NORTH JERSEY NEWSPAPERS COMPANY. North Jersey Newspapers Company publishes 29 weekly newspapers which are distributed primarily in central New Jersey. The weeklies, most of which are free distribution publications in Warren, Somerset, Morris and Union Counties, have a midweek and weekend distribution of approximately 38,000 as of March 31, 1998.

     GRAHAM. THE GRAHAM LEADER is located in Graham, Texas, approximately 90 miles northwest of Fort Worth, Texas. THE GRAHAM LEADER is a biweekly newspaper with total paid circulation of approximately 4,900 as of March 31, 1998. The Graham Leader also publishes the LAKE COUNTRY SUN, the LAKE COUNTRY SHOPPER, and THE OLNEY ENTERPRISE each Thursday. In addition, the JACKSBORO GAZETTE-NEWS and THE JACK COUNTY HERALD are weekly newspapers published each Monday and Thursday, respectively.

RECENT ACQUISITION

     CHARLESTON NEWSPAPERS. On August 22, 1998, the Company acquired a 50% interest in Charleston Newspapers, a joint venture which publishes CHARLESTON DAILY MAIL, CHARLESTON GAZETTE and, on Sunday, the CHARLESTON GAZETTE-MAIL in Charleston, West Virginia. These newspapers are published under the terms of a JOA. Under the terms of the JOA, all operations, other than news and editorial are controlled by the joint venture. Garden State Newspapers is responsible for maintaining the editorial staff and producing the editorial content for the CHARLESTON DAILY MAIL. CHARLESTON NEWSPAPERS had daily and Sunday circulation of approximately 93,000 and 102,000, respectively, as of March 31, 1998.

ADVERTISING AND CIRCULATION REVENUES

     Advertising revenues are the largest component of a newspaper's revenues followed by circulation revenues. Advertising rates at each newspaper are based upon market size, circulation, readership, demographic makeup of the market, and the availability of alternative advertising media in the marketplace. While circulation revenue is not as significant as advertising revenue, circulation trends can impact the decisions of advertisers and advertising rates.

     Advertising revenue includes RETAIL (local and national department stores, specialty shops and other retailers), NATIONAL (national advertising accounts), and CLASSIFIED advertising (employment, automotive, real estate and personals). The contributions of Retail, National, Classified and Circulation revenue to total revenues for fiscal years 1998, 1997, and 1996 were as follows:

                                  Fiscal year ended June 30,
                                  --------------------------
                                  1998       1997       1996
                                  ----       ----       ----
               Retail              41%        42%        44%
               National             4          3          3
               Classified          35         35         34
               Circulation         16         16         16
               Other                4          4          3
                                  ---        ---        ---
                                  100%       100%       100%
                                  ---        ---        ---
                                  ---        ---        ---

     Retail revenues as a percentage of total revenues have declined over the last two years as a result of the strong performance of Classified advertising associated with a strong economy and low unemployment and strong National advertising revenue growth in fiscal year 1998.

NEWSPRINT

     Newsprint represents one of the largest costs of producing a newspaper.
The Company's newspapers buy newsprint from several suppliers under arrangements covering MNG affiliates, resulting in what management believes are some of the most favorable newsprint prices in the industry. In fiscal years 1998, 1997 and 1996, the Company consumed approximately 99,900, 76,000, and 62,400 tons of newsprint, respectively, and, during the same periods, incurred newsprint expense of approximately $54.4 million, $41.1 million, and $42.5 million, respectively. Newsprint expense as a percentage of revenue for fiscal year 1998, 1997 and 1996 was 13.1%, 13.6%, and 18.5%, respectively. Newsprint expense varies between years because of fluctuations in prices and consumption. Newsprint expense as a percentage of revenue showed no significant change in fiscal 1998 over fiscal 1997. Newsprint expense as a percentage of revenue decreased in fiscal 1997 over 1996, primarily because of a decrease of approximately 25.0% in the average cost per ton of newsprint consumed and a reduction in consumption from the implementation of the 50 inch web width. See "Near Term Outlook" on page 23 for additional discussion of newsprint pricing.

EMPLOYEE RELATIONS

     The Company employs approximately 4,000 full-time and 1,700 part-time employees, of which approximately 900 are unionized. There has never been a strike or work stoppage against any of the Company's newspapers during the Company's ownership, and the Company believes that its relations with its employees are generally good.

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

COMPETITION

     Each of the Company's newspapers competes to varying degrees with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media, for advertising and circulation revenue. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. Garden State's suburban and small city daily newspapers are the dominant local news and information source, with strong name recognition in their market and no direct competition from similar daily newspapers published in their markets. However, as with most suburban small city daily newspapers, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in Garden State's newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. Garden State's daily newspapers capture the largest share of local advertising as a result of their direct coverage of the market. In addition, management believes advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. The Company may from time to time compete with other companies, which have greater financial resources than the Company.

ELECTRONIC MEDIA

     Many newspaper companies are now publishing news and other content on the world wide web. In addition, there are several new start-up companies which have developed sites on the world wide web which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment and automotive classified.

     Due to many issues associated with advertising on the world wide web, such as fragmentation and lack of meaningful research on viewers and penetration levels, the Company does not view the world wide web as a competitive threat today. However, as the issues mentioned above are resolved, advertising on the world wide web is expected to grow to meaningful levels. Accordingly, the Company has developed a strategy which it believes will allow it to participate in the advertising growth on the world wide web.

     In April 1997, MNG moved the electronic media group of Alameda Newspaper Group to its Denver headquarters and established MNT, the electronic publishing division of MNG. MNT is responsible for developing and maintaining the website for the Company and each of its daily newspapers. In addition, MNT has and is continuing to develop strategic alliances to enhance content, functionality and delivery. Such strategic alliances include Microsoft, Pantheon Navidec and Ad-One Classified. The Company believes the design, functionality, and content of its websites will attract viewers to continually return to its website(s) for news and information, a key for advertisers. All of the Company's newspapers currently on-line can be located at WWW.NEWSCHOICE.COM.

ITEM 2.  PROPERTY

     The Company's production facilities are, in most cases, complete newspaper and office facilities. The principal operating facilities owned by the Company are located in Hayward, San Mateo, Union City, West Covina, Long Beach, Woodland Hills, Valencia and Eureka, California; Council Bluffs, Denison and Shenandoah Iowa; Bridgeton and Woodbury, New Jersey; Easton, York, Hanover and Lebanon, Pennsylvania; Pittsfield, North Adams, Lowell and Fitchburg, Massachusetts; Las Cruces, New Mexico; Bennington and Brattleboro, Vermont; and Graham, Texas. Facilities located in Oakland, Pasadena and Pleasanton, California, are operated under long-term leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     None.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             FISCAL YEAR ENDED JUNE 30,
                                         --------------------------------------------------------------
                                            1998          1997         1996         1995         1994
                                         ---------     ---------     --------     --------     --------
                                                                  (in thousands)
INCOME STATEMENT DATA(a):
Revenues
  Advertising                            $ 331,999     $ 242,914     $197,954     $179,268     $159,653
  Circulation                               67,924        48,451       39,930       30,517       25,198
  Other                                     14,383        11,537        7,546        3,260        1,792
                                         ---------     ---------     --------     --------     --------
Total Revenues                             414,306       302,902      245,430      213,045      186,643

Cost of Sales                              145,412       106,939       98,469       79,098       68,531
Selling, General and Administrative        168,022       125,169      100,230       88,847       79,217
Management Fees                              2,757         2,205        2,008        1,666        1,552
Depreciation and Amortization               38,857        24,689       21,841       18,710       19,900
Interest Expense                            45,311        31,903       27,414       25,806       24,623
Gain on Sale of Newspaper Property          31,829        30,575        8,291        4,153        6,536
Income (Loss) Before Income Taxes
  and Extraordinary Items                   34,392        34,577         (752)         684      (15,253)
Net Income                                  29,600        24,739        1,260        1,048       18,716

OTHER FINANCIAL DATA:
Capital Expenditures                         9,683         8,836        8,079        4,284        3,380
Cash Flow from:
  Operating Activities                      55,350        31,438        8,658       22,876        7,039
  Investing Activities                    (207,026)     (148,657)       6,900        1,255       (9,840)
  Financing Activities                     143,731       121,748      (28,226)     (15,742)       3,105
EBITDA(b)                                   98,115        68,589       44,723       43,434       37,343

BALANCE SHEET DATA:
Total Assets                               639,643       414,431      240,759      250,500      252,561
Long-Term Debt and
  Capital Leases                           517,330       350,822      210,589      223,847      235,147
Other Long-Term Liabilities and
  Obligations                                6,963         5,488        8,101        5,042        3,852
Total Shareholder's Equity (Deficit)        33,547         3,947      (20,792)     (22,052)     (23,100)

---------------------------------
(FOOTNOTES ON THE FOLLOWING PAGE)

(FOOTNOTES FROM PROCEEDING PAGE)

(a) Revenues and operating expenses are affected by the following acquisition and disposition transactions. The revenue numbers provided below are from the actual fiscal year results of operations of the respective newspapers since the date of acquisition or prior to their disposition.

     (I) On May 31, 1994, the Company purchased the assets of THE EXPRESS TIMES, which contributed $1.5 million to fiscal 1994 revenues of the Company.

     (II) On June 27, 1994, the Company closed the YPSILANTI PRESS, a daily newspaper published in Ypsilanti, Michigan, and sold its circulation list for $9.0 million. The sale resulted in a pre-tax gain of approximately $6.5 million. This newspaper contributed approximately $4.3 million in fiscal 1993 and $4.1 million of revenues in fiscal 1994 prior to its disposition.

     (III) On August 1, 1994, the Company sold substantially all the assets used in the publication of the BRISTOL PRESS and three weekly newspapers distributed in and around Bristol, Connecticut, for $14.5 million. The sale resulted in a pre-tax gain of approximately $4.2 million. This newspaper contributed approximately $6.2 million of revenue in fiscal 1994 and $0.5 million of revenue prior to its sale in fiscal 1995.

     (IV) On November 18, 1994, the Company acquired substantially all the assets used in the publication of the GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM, daily newspapers located in Woodbury and Salem, New Jersey, respectively, for $10.9 million. These newspapers contributed approximately $8.4 million of revenues to the Company in fiscal 1995.

     (V) On August 31, 1995, the Company acquired substantially all the assets used in the publication of THE BERKSHIRE EAGLE, BENNINGTON BANNER and BRATTLEBORO REFORMER, daily newspapers published in Pittsfield, Massachusetts; Bennington and Brattleboro, Vermont, respectively, for approximately $34.6 million. These newspapers contributed approximately $21.6 million of revenues in fiscal year 1996.

     (VI) On March 10, 1996, the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million. These newspapers contributed approximately $4.0 million of revenue to the Company in fiscal 1996.

     (VII) On May 1, 1996, the Company sold the common stock of the Johnstown Tribune Publishing Company which publishes THE TRIBUNE-DEMOCRAT and two weekly newspapers distributed in and around Johnstown, Pennsylvania, for $50.6 million. The sale resulted in a pre-tax gain of approximately $8.3 million. These newspapers contributed approximately $14.9 million of revenues in fiscal 1996 prior to its sale and approximately $17.4 million in fiscal 1995. In connection with the sale of the Johnstown Tribune Publishing Company described above, the Company acquired the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. These newspapers contributed revenue of approximately $1.2 million in fiscal 1996.

     (VIII) On October 31, 1996, the Company acquired substantially all the assets used in the publication of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of approximately $130.0 million. These newspapers contributed $45.9 million of revenue to the Company in fiscal year 1997.

     (IX) On February 13, 1997, the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $48.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses, in its third fiscal quarter. These newspapers contributed approximately $7.5 million of revenues in fiscal year 1997 prior to their sale and approximately $12.0 million in fiscal year 1996.

     (X) On February 28, 1997, the Company acquired substantially all the assets used in the publication of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL, daily newspapers located in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.2 million in cash. These newspapers combined contributed approximately $7.9 million of revenue to the Company in fiscal year 1997.

     (XI) On July 31, 1997, the Company acquired substantially all the assets used in the publication of THE SUN, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for approximately $60.8 million. THE SUN contributed $22.3 million of revenue in fiscal 1998.

     (XII) On December 5, 1997, the Company sold substantially all the assets used in the publication of the NORTH JERSEY HERALD & NEWS and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses. These newspapers contributed $16.2 million of revenues prior to the sale and $36.2 million in fiscal year 1997.

(footnotes from proceeding page)

     (XIII) On December 16, 1997, the Company acquired substantially all the assets used in the publication of the PRESS-TELEGRAM, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash. Proceeds from the sale of the NORTH JERSEY HERALD & NEWS were used to fund the acquisition. This newspaper contributed approximately $22.7 million of revenue in fiscal year 1998.

     (XIV) On January 29, 1998, the Company acquired substantially all the assets used in the publication of the DAILY NEWS, a daily newspaper published in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million. This newspaper contributed approximately $36.9 million of revenue to the Company in fiscal year 1998.

     (XV) On May 1, 1998, the Company acquired substantially all the assets used in the publication of the VALLEY NEWS TODAY, a morning newspaper published five times a week in Shenandoah Iowa, and seven weekly publications distributed primarily in Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash, plus covenants not to compete with a discounted value of $0.6 million. These newspapers contributed approximately $0.3 million of revenue to the Company in fiscal year 1998.

     (XVI) On May 11, 1998 the Company acquired substantially all the assets used in the publication of THE TRI-CITY WEEKLY, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash, plus a covenant not to compete with a discounted value of $0.5 million. This newspaper contributed approximately $0.2 million of revenue to the Company in fiscal year 1998.

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

OVERVIEW

     The Company is in the business of owning and operating market dominant daily and weekly suburban newspapers. The Company's newspapers derive their revenues primarily from advertising and circulation. The Company's primary operating expenses (before depreciation and amortization) are employee salaries, newsprint, marketing, and distribution.

     Since its inception in 1985, the Company has made several leveraged acquisitions. A majority of the value of the assets acquired was allocated to intangible assets, principally subscriber accounts and goodwill, which management believes are generally the most valuable assets of a newspaper.
As a result of the amortization expense associated with these intangible assets, as well as the interest expense associated with acquisition indebtedness, debt fees and make whole premiums, and historical dividends in connection with preferred stock that was redeemed, the Company has accumulated a significant deficit since its inception. However, since fiscal year 1994 the Company has reduced the accumulated deficit by approximately $75.4 million.

     Since July 1, 1995, the Company has completed several strategic transactions that have affected its financial condition and results of operations. The following is a summary of these transactions.

     FISCAL 1998 TRANSACTIONS

     On May 11, 1998 the Company acquired substantially all the assets used in the publication of THE TRI-CITY WEEKLY, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $0.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     On May 1, 1998 the Company acquired substantially all the assets used in the publication of the VALLEY NEWS TODAY, a morning newspaper published five times a week in Shenandoah Iowa, and seven weekly publications distributed primarily in and around Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash plus an adjustment for working capital and covenant not to compete with the prior owners, with a discounted value of approximately $0.6 million.

     On January 29, 1998 the Company acquired substantially all the assets used in the publication of the DAILY NEWS, a daily newspaper published in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million, which included working capital of approximately $2.0 million.

     On December 16, 1997 the Company acquired substantially all the assets used in the publication of the PRESS-TELEGRAM, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash, plus an adjustment for working capital. Proceeds from the sale of the North Jersey Herald & News (discussed below) were used to fund the acquisition.

     On July 31, 1997 the Company acquired substantially all the assets used in the publication of THE SUN, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $11.8 million.

     On December 5, 1997 the Company sold substantially all the assets used in the publication of the NORTH JERSEY HERALD & NEWS and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses

     FISCAL 1997 TRANSACTIONS

     On February 28, 1997 a subsidiary of the Company acquired substantially all the assets used in the publication of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL, daily newspapers located in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities.

     On February 13, 1997 a subsidiary of the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses, in its third fiscal quarter.

     On October 31, 1996 the Company acquired substantially all of the assets used in the publication of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities.

     FISCAL 1996 TRANSACTIONS

     On May 1, 1996 the Company sold the common stock of the Johnstown Tribune Publishing Company which publishes THE TRIBUNE-DEMOCRAT, and two weekly newspapers located in Johnstown, Pennsylvania. The sale resulted in a pre-tax gain of approximately $8.3 million in fiscal 1996. In conjunction with the sale, the Company also acquired the assets used in the publication of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively.

     On March 10, 1996 a subsidiary of the Company acquired substantially all the assets used in the publication of the SAN MATEO COUNTY TIMES, a daily newspaper, and five weekly newspapers published in San Mateo County, California.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     On August 31, 1995 a subsidiary of the Company purchased substantially all the assets used in the publication of THE BERKSHIRE EAGLE, BRATTLEBORO REFORMER and BENNINGTON BANNER, daily newspapers published in Pittsfield, Massachusetts; Brattleboro and Bennington, Vermont, respectively, and the MANCHESTER JOURNAL, a weekly newspaper published in Manchester, Vermont (the "New England Newspapers" acquisition).

RESULTS OF OPERATIONS

     Set forth below is certain summary historical financial data for fiscal 1998, 1997 and 1996, in each case including the percentage change between fiscal years.

                                                    SUMMARY HISTORICAL FINANCIAL DATA
                                                         (DOLLARS IN THOUSANDS)
                                        Fiscal Years Ended June 30,     Fiscal Years Ended June 30,
                                      ------------------------------   ----------------------------
                                        1998        1997      1996     1998 vs. 1997  1997 vs. 1996
                                      --------   --------   --------   -------------  -------------
 Total Revenues                       $414,306   $302,902   $245,430       36.8%          23.4%

 Cost of Sales                         145,412    106,939     98,469       36.0            8.6
 Selling, General and
    Administrative                     168,022    125,169    100,230       34.2           24.9
 Management Fees                         2,757      2,205      2,008       25.0            9.8
 Depreciation and
    Amortization                        38,857     24,689     21,841       57.4           13.0
 Interest Expense                       45,311     31,903     27,414       42.0           16.4
 Other                                  11,384      7,995      4,511       42.4           77.2
                                      --------   --------   --------       ----           ----
    Total Costs and Expenses           411,743    298,900    254,473       37.8           17.5

 Net Income                           $ 29,600   $ 24,739   $  1,260       19.6%           (a)

(a) not meaningful

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

REVENUES

     Revenues increased $111.4 million or 36.8% in fiscal year 1998 as compared to fiscal year 1997. The increase in revenue was primarily attributable to the October 31, 1996, acquisition of the PASADENA STAR NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN; February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL; the July 31, 1997 acquisition of THE SUN; the December 16, 1997 acquisition of the PRESS-TELEGRAM; the January 29, 1998 acquisition of the DAILY NEWS and the May, 1998 acquisitions previously discussed. Combined, the acquisitions discussed above increased revenues approximately $128.2 million in fiscal year 1998. These revenue increases were partially offset by a $27.6 million decline in revenue resulting from the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS on February 13, 1997 and December 5, 1997, respectively. Excluding the acquisition and disposition transactions, the Company's remaining newspaper operations ("same newspaper basis") combined posted a $10.8 million or 5.3% increase in operating revenues for fiscal year 1998. Advertising revenues at these newspapers increased by approximately 6.6%, driven by strong classified and national revenue growth. Circulation and other revenue combined on a same newspaper basis decreased approximately $0.2 million.

COST OF SALES

     Cost of sales increased $38.5 million or 36.0% in fiscal year 1998 compared to fiscal 1997. The aforementioned acquisitions caused cost of sales to increase approximately $44.2 million in fiscal year 1998. However, this increase was offset in part by a $9.7 million decrease in cost of sales resulting from the sale of the POTOMAC NEWS and NORTH JERSEY HERALD & NEWS. On a same newspaper basis, cost of sales increased approximately $4.0 million or approximately 5.4%, primarily driven by increased production cost, primarily associated with advertising lineage increases.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $42.9 million or 34.9 in fiscal year 1998 as compared to fiscal year 1997. The aforementioned acquisitions resulted in SG&A expense increases of $54.5 million; however, this was in part offset by a $14.6 million reduction in SG&A expense associated with the sale the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS. On a same newspaper basis, SG&A expense increased $3.0 million or 3.8%. The increase in SG&A expense is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and paid circulation.

OTHER EXPENSE

     Other expense increased $3.4 million. The majority of the increase is attributable to the fiscal year 1998 charge to write off $7.3 million of fees and other costs associated with Garden State issuing $300.0 million of Senior Subordinated Notes. The increase was partially offset by $4.4 million of fees and other cost associated with the Garden State Bank Credit Agreement entered into in October, 1996.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $14.2 million in fiscal year 1998 as compared to the same period of fiscal year 1997. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense; however, the increase was in part offset by a $0.8 million reduction in depreciation and amortization expense associated with the sale of the POTOMAC NEWS and the NORTH JERSEY HERALD & NEWS.

INTEREST EXPENSE

     Interest expense increased $13.4 million in fiscal year 1998 as compared to the same period of fiscal year 1997. Interest expense increased primarily as a result of a $147.3 million increase in average debt outstanding, all of which is associated with acquisitions. This increase was partially offset by a 36 basis point decrease in the average interest rate, mainly associated with the refinancing of the Company's 10.89% Notes on October 31, 1996 and a reduction in the borrowing spread on bank debt, which was offset in part by an increase associated with the replacement of $300.0 million of bank debt with the 8.75% Senior Subordinated Notes issued on October 1, 1997 and February 12, 1998.

NET INCOME

     Garden State recorded adjusted net income of approximately $5.1 million in fiscal year 1998; after excluding the pretax gain on the sale of the NORTH JERSEY HERALD & NEWS of $31.8 million and $7.3 million of debt issuance cost, compared to adjusted net income of $7.3 million in fiscal year 1997, after excluding the $30.6 million pre-tax gain on the sale of the POTOMAC NEWS, $4.4 million of debt issuance cost and an $8.8 million extraordinary loss. The $2.2 million decrease in adjusted net income was caused by a $13.4 million increase in interest expense, primarily as a result of acquisitions, and a $3.7 million increase in tax expense resulting from the sale of the NORTH JERSEY HERALD & NEWS, which completely offset the $15.4 million increase in operating profit.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

REVENUES

     Revenues increased $57.5 million or 23.4% in fiscal year 1997 as compared to fiscal year 1996. The increase in revenue was attributable to the New England Newspapers acquisition; the March 1996 acquisition of the SAN MATEO COUNTY TIMES; the April 30, 1996, acquisition of the NORTH ADAMS TRANSCRIPT and the BRIDGETON NEWS; the October 31, 1996, acquisition of the PASADENA STAR-NEWS, SAN GABRIEL VALLEY TRIBUNE, WHITTIER DAILY NEWS, TIMES-STANDARD and THE EVENING SUN; and the February 28, 1997, acquisition of the SENTINEL & ENTERPRISE, LEBANON DAILY NEWS and THE DAILY NONPAREIL. Combined, the acquisitions discussed above increased revenues approximately $78.5 million in fiscal year 1997. These revenue increases were partially offset by a $19.4 million decline in revenue resulting from the sale of the Johnstown Tribune Publishing Company on May 1, 1996, and the POTOMAC NEWS on February 13, 1997. On a same newspaper basis the Company posted a $1.6 million decrease in operating revenues for fiscal year 1997. However, excluding Alameda Newspaper Group (without San Mateo), on a same newspaper basis the Company posted a $3.6 million or 3.3% increase in operating revenues. The increase in operating revenue at these newspapers was primarily attributable to a combined 9.6% and 2.2% gain in classified and retail revenue, respectively. Without the acquisition of the SAN MATEO COUNTY TIMES, year-over-year comparisons of the Alameda Newspaper Group continued to be negatively affected by declines in circulation revenue caused by increased use of discounts and a significant number of out-of-business accounts (loss of certain accounts as a result of store mergers or bankruptcies); however, such comparisons turned positive late in the fourth quarter of fiscal 1997 and showed substantial improvement throughout fiscal 1998.

COST OF SALES

     Cost of sales increased $8.5 million or 8.6% in fiscal year 1997 compared to fiscal 1996. The aforementioned acquisitions caused cost of sales to increase approximately $25.8 million in fiscal year 1997. However, this increase was offset in part by a $7.0 million decrease in cost of sales resulting from the sale of the Johnstown Tribune Publishing Company and the POTOMAC NEWS. On a same newspaper basis, cost of sales decreased approximately $10.3 million or 12.8%. The decrease in cost of sales on a same newspaper basis was almost entirely the result of a 25% decrease in the average cost of newsprint. Excluding newsprint, cost of sales on a same newspaper basis increased approximately $0.4 million or 1.0% in fiscal year 1997.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $24.9 million or 24.9% in fiscal year 1997 as compared to fiscal year 1996. The aforementioned acquisitions resulted in SG&A expense increases of $29.3 million; however, this was in part offset by a $6.1 million reduction in SG&A expense associated with the sale of the Johnstown Tribune Publishing Company and the POTOMAC NEWS. On a same newspaper basis, SG&A expense increased $1.7 million or 2.1%. The increase in SG&A expense is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and paid circulation.

OTHER EXPENSE

     Other expense, net, increased $3.5 million. The majority of the increase is attributable to a second quarter fiscal year 1997 charge to write off approximately $4.4 million of fees and other costs associated with the Company's Bank Credit Agreement entered into on October 31, 1996. The increase was partially offset by $1.1 million of financing costs recorded in the same period of fiscal year 1996 associated with the New England Newspapers acquisition.

NET INCOME

     Garden State recorded adjusted net income of approximately $7.3 million in fiscal year 1997, after excluding the pretax gain on the sale of the POTOMAC NEWS of $30.6 million, the effect of the $4.4 million charge described above, and the $8.8 million extraordinary loss from the prepayment of the Company's senior notes, as compared to an adjusted net loss of $5.6 million in fiscal year 1996, after excluding the gain on sale of the Johnstown Tribune Publishing Company, the write-off of fees and other costs associated with a Garden State credit facility and start up costs associated with the acquisition and integration of the SAN MATEO COUNTY TIMES. The increase in adjusted net income is primarily attributable to a $21.0 million increase in operating profit offset by a $4.5 million increase in interest expense and a $3.1 million reduction in tax benefits.

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

JUNE 30, 1998 COMPARED TO JUNE 30, 1997

     Net cash flows from operating activities were approximately $55.3 million and $31.4 million for fiscal years ended June 30, 1998 and 1997, respectively. The $23.9 million increase in cash flow from operating activities was primarily the result of a $29.5 million increase in operating profit, excluding depreciation and amortization expense, for the fiscal year 1998, compared to the fiscal year 1997, combined with a $9.0 million increase in the change in operating assets and liabilities, which were offset by a $12.5 million increase in cash interest expense.

     Net cash flows from investing activities were ($207.0) million and ($148.7) million for fiscal years ended June 30, 1998 and 1997, respectively. The $58.3 million change was primarily the result of the Company spending a net $197.3 million on acquisitions in fiscal year 1998 compared to $140.0 million in fiscal year 1997.

     Net cash flows from financing activities were $143.7 million and $121.7 million for fiscal years ended June 30, 1998 and 1997, respectively. The change of approximately $22.0 million was primarily attributable to the Company borrowing a net $141.0 million in fiscal year 1998, compared to the net borrowing of $135.7 million in fiscal year 1997, the majority of which was issued in conjunction with the previously discussed acquisitions in each fiscal year. A $6.7 million reduction in debt issuance and repurchase premium also contributed to the increase.

JUNE 30, 1997 COMPARED TO JUNE 30, 1996

     Net cash flows from operating activities were approximately $31.4 million and $8.7 million for fiscal years ended June 30, 1997 and 1996, respectively. The $22.7 million increase in cash flow from operating activities was primarily the result of a $23.9 million increase in operating profit, before depreciation and amortization expense, for the fiscal year 1997, compared to the fiscal year 1996, which was partially offset by a $4.5 million increase in interest expense for the same period.

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

     Net cash flows from financing activities were $121.7 million and ($28.2) million for fiscal years ended June 30, 1997 and 1996, respectively. The change of approximately $149.9 million was primarily attributable to the Company borrowing approximately $133.0 million related to net acquisition and disposition activity in fiscal 1997 as compared to paydowns of approximately $15.0 million related to net acquisition and disposition activity and $13.0 million of paydowns in the normal course in fiscal 1996. In addition, the Company paid make-whole premiums and other financing fees and expenses of approximately $14.0 million in fiscal 1997 associated with acquisitions and the prepayment of its 10.89% Senior Notes compared to financing fees and expenses of $1.1 million paid in fiscal 1996.

CAPITAL EXPENDITURES

     The Company has a capital expenditure plan (not including business acquisitions) which includes normal maintenance capital expenditures of approximately $1.8 million for fiscal 1999. In addition, the plan anticipates additional expenditures during fiscal 1999 of $5.1 million, primarily associated with business and front end computer system year 2000 upgrades press phone room expansion at Los Angeles Newspaper Group necessary to capitalize on certain clustering efficiencies, and integration, and consolidation of production operations in Alameda Newspaper Group to improve production efficiencies. Management reviews the capital expenditure plan periodically and modifies it as required to meet the Company's current business needs. Capital expenditures related to these projects are expected to be funded either through available cash or borrowings under the Garden State Bank Credit Agreement.

LIQUIDITY

     Giving effect to the issuance of $300.0 million of 8.75% Senior Subordinated Notes and the corresponding paydown of bank debt, Garden State had a combined $242.4 million available for future borrowings under its Bank Credit Agreement, net of approximately $4.6 million in outstanding letters of credit at June 30, 1998. Approximately $141.0 million of the availability under the Bank Credit Agreement is available solely for future business acquisitions. Commitments under the Garden State credit facility will also continue to reduce in accordance with the terms disclosed in the June 30, 1998, Consolidated Financial Statements and notes thereto appearing elsewhere herein.

     Subsequent to year end Garden State repurchased $36.0 million of its 12.0% Senior Subordinated Secured Notes. Beginning July 1, 1999, the Company can call its remaining outstanding 12.0% Senior Subordinated Secured Notes at 107.5%. The Company is currently expect to call the Senior Subordinated Secured Notes at the first call date, as a result of an anticipated annual interest savings in excess of $5.0 million. Current and future repurchases of the Senior Subordinated Secured Notes will be financed by borrowing under the existing Garden State Bank Credit Agreement and cash flows from operations.

NEAR TERM OUTLOOK

     The majority of the large newsprint suppliers have announced a $40 per metric ton price increase on standard 30 pound newsprint, beginning on September 1, 1998. If the price increase takes hold, newsprint transaction prices will increase to approximately $615 per metric ton for large buyers. Upward pressure in newsprint pricing is being fueled by the Abitibi Consolidated (the largest newsprint vendor in North America) strike at seven newsprint mills which began on June 15, 1998. If the September 1, 1998, price increase is successful, the increase is not expected to have a significant impact on the Company's cash flows from operations as the Company expects to purchase approximately 41% of its fiscal 1999 newsprint requirements under fixed price contracts, entered into by MediaNews Group,
expiring over the next 18 months to 26 months.   The weighted average rate
for contracted newsprint which the Company anticipates receiving in fiscal year 1999 will be approximately $526 per metric ton. In addition, the Company has a contract that allows it to purchase 36,000 metric ton per year at a price equal to the lowest price which newsprint is sold to large North America newsprint purchasers, subject to quarterly adjustment. While there is no assurance that the Company will receive newsprint allocation as described above, based on current operations, management does not anticipate material changes in the allocation during fiscal year 1999.

     Based upon current and expected operations, management believes that the Company will have sufficient cash flows from operations to fund scheduled payment of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. In addition to cash flows from operations, the Company has approximately $6.0 million available under a working capital facility as of the date of this report which should be more than sufficient to fund unanticipated needs.

     The Company and its subsidiaries may, from time to time, consider the strategic or targeted newspaper acquisitions and dispositions. In the event an acquisition opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company to the extent current resources are insufficient.

     The purchase of Garden State's Class A common stock and the Series A and C preferred stock by ANI was financed with debt issued by ANI. The repayment of ANI's debt, which does not have scheduled interest payments until January 1, 2000, is in part dependent upon Garden State's ability to pay dividends to ANI. Garden State's debt agreements discussed above prohibit the payment of dividends to ANI prior to June 30, 1999. The ANI debt can be called beginning on July 1, 1999 at 106.5%. Based on the current interest rate environment ANI expects to call their debt on July 1, 1999. Cash flow from Garden State will be required to service ANI's debt.

IMPACT OF YEAR 2000

     The year 2000 issue results from computer programs using two digits rather than four to define the applicable year. The Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations, and/or a temporary inability to conduct normal business activities. Based on a recent assessment, the Company currently believes that with modifications to existing software and conversions to new software already scheduled to occur, the year 2000 issue will not pose significant operational problems. If such modifications and conversions are not made, or are not completed in a timely way, the year 2000 issue could have a material impact on operations.

     The Company's newspapers have completed the process of identifying computer systems that require modification or replacement and have begun the systematic replacement or modification of all its computer systems which are not year 2000 compliant. In addition, the Company has initiated communications with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to resolve their own year 2000 issues.

     The Company estimates that the remaining cost of modifying or replacing its computer systems, which are not year 2000 compliant, will be approximately $4.0 million. Through the year ended June 30, 1998, the Company has spent approximately $2.3 million in conjunction with year 2000 compliance, the majority of which has been capitalized as it involved the replacement of computer hardware and software. The year 2000 compliance cost is based on management's best estimate and actual results could differ from those anticipated.

      In addition, if the Company or its vendors are unable to resolve the year 2000 issue in a timely manner, such matters could have a material impact on the Company's results of operations. The Company believes the necessary modifications and replacement of computer systems will be completed by the end of fiscal year 1999, and thus no contingency plan has been developed.
The year 2000 issue is not expected to pose significant operational or financial problems for the Company.

MARKET RISK

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                            Average Interest Swap Rate
                               Year Ended June 30,
                              (DOLLARS IN THOUSANDS)

                                               1999   2000    2001   2002    2003   Thereafter   Total    1998
                                               ----   ----    ----   ----    ----   ----------   -----    ----
 LIABILITIES
 LONG-TERM DEBT, INCLUDING CURRENT PORTION

   Fixed Rate                                    --     --      --     --      --     400,287   400,287  416,500
   Average Interest Rate                       9.56%  9.56%   9.56%  9.56%   9.56%       9.56%

   Variable Rate                                 --     --      --  3,750   7,500      22,750    34,000   34,000
   Average Interest Rate                       6.93%  6.93%   6.93%  6.93%   6.93%       6.93%

 INTEREST RATE DERIVATIVE FINANCIAL
   INSTRUMENT RELATED TO DEBT
 INTEREST RATE SWAPS
   Pay variable/Receive Fixed                 50,000    --      --     --      --          --    50,000     (0.4)
   Average Pay Rate                            6.45%    --      --     --      --          --
   Average Rate Received                       5.70%    --      --     --      --          --

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

    The response to this item is filed as a separate part of this report (see page 29).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the names, ages and titles as of June 30, 1998, and a brief account of the business experience of each person who is a director, executive officer or other significant employee of the Company.

        NAME              AGE                     TITLE
        ----              ---                     -----
 Richard B. Scudder        85  Chairman of the Board and Director
 William Dean Singleton    46  Vice Chairman, President, Chief Executive Officer
                                  and Director
 Joseph J. Lodovic, IV     37  Executive Vice President and Chief Financial Officer
 Anthony F. Tierno         53  Executive Vice President and Chief Operating Officer
 E. Michael Fluker         61  Senior Vice President, Administration
 Ronald A. Mayo            36  Vice President Finance and Controller
 Michael C. Bush           43  Vice President Operations
 James L. McDougald        44  Treasurer
 Jean Scudder              46  Director

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

     WILLIAM DEAN SINGLETON has served as Vice Chairman, President, Chief Executive Officer and a Director of Garden State since 1985.

     JOSEPH J. LODOVIC, IV, has served as Executive Vice President and Chief Financial Officer of Garden State since November 1993. Prior thereto, he served as Vice President and Treasurer of Garden State from 1989 to 1993.

     ANTHONY F. TIERNO has served as Executive Vice President and Chief Operating Officer of Garden State since November 1993. Prior thereto, he served as Vice President of Garden State's eastern United States operations from 1987 to 1993. Mr. Tierno has been with Garden State since its inception in 1985.

     E. MICHAEL FLUKER has served as Senior Vice President, Administration, for Garden State since November 1993. Prior thereto, he served as Executive Vice President and Chief Financial Officer of Garden State from 1989 to November 1993.

     RONALD A. MAYO has served as Vice President Finance and Controller since September 1994. From 1984 to 1994, Mr. Mayo was employed by Ernst & Young LLP, most recently as a Senior Manager.

     MICHAEL C. BUSH has served as Vice President Operations since October 1997. Prior thereto, he served as Director of Marketing of Morris Newspaper Corp., and Regional Director and Assistant Administrator of Park Newspapers from 1986 to 1996.

     JAMES L. MCDOUGALD has served as Treasurer since September 1994. Prior thereto, he was Controller for Garden State from 1988 to 1994.

     JEAN SCUDDER has served as a Director of Garden State since July 1998. Ms. Scudder is the daughter of Richard B. Scudder.

ITEM 11.  EXECUTIVE COMPENSATION

     The business and affairs of the Company are managed by MNG pursuant to the terms of a Management Agreement. MNG allocates its expenses as management fees to the Company and each affiliate based on the amount of time and resources devoted to each affiliate. See "Certain Relationships and Related Transactions -- MediaNews Group, Inc." The following table sets forth the cash compensation paid or payable to Mr. Singleton and any executive officer whose direct or allocated cash compensation exceeded $100,000 for services rendered to the Company in fiscal 1998.

 Name and                           Fiscal           Annual Compensation            All Other
 Principal Position                  Year           Salary           Bonus         Compensation
 ------------------                 ------        ---------       ---------        ------------
 William Dean Singleton(a)           1998         $ 360,000       $ 250,000           $ 7,394
 Vice Chairman, President            1997           250,000         100,000             3,610
 And Chief Executive Officer         1996           100,000          80,000                --

 Joseph J. Lodovic IV(b)             1998         $ 181,500       $ 140,000           $ 3,078
 Executive Vice President,           1997           165,000          94,700             3,390
 Chief Financial Officer             1996           125,550              --            31,900

 Anthony F. Tierno                   1998         $ 225,000       $  60,000           $10,310
 Executive Vice President            1997           200,005           7,500            10,396
 And Chief Operating Officer         1996           192,503           2,500             9,620

 E. Michael Fluker(c)
 Senior Vice President,              1998         $ 101,400       $   3,250           $ 5,265
 Administration

 Michael C. Bush(d)                  1998         $ 133,050       $  35,000           $ 7,049
 Vice President Operations

------------------------

(a) Compensation paid by Garden State to Mr. Singleton under his Garden State Employment Agreement is offset against any compensation paid to him by any other subsidiaries of ANI, which compensation has been, and may continue to be, significant.
(b)  Other Compensation in 1996 includes a relocation bonus.
(c)  In fiscal 1996 and 1997 allocated compensation did not exceed $100,000.
(d)  Mr. Bush was not an officer of the Company in fiscal year 1997.

EMPLOYMENT AGREEMENTS

     No executive officer of the Company has an employment agreement with the Company except Mr. Singleton. Under the terms of his employment agreement with Garden State, which was amended and renewed effective June 30, 1996 (the "Employment Agreement"), Mr. Singleton is entitled to receive cash compensation at an annual rate of not less than $360,000 (of which Garden State is obligated to pay a portion), subject to annual review and adjustment by the Board of Directors of Garden State. In addition, Mr. Singleton is entitled to receive a bonus of up to $100,000 for each fiscal year based on a comparison of actual profits of Garden State to budgeted profits during such fiscal year. Other discretionary bonuses may be paid which are not part of the employment agreements. The Employment Agreement expires by its terms on June 30, 2001, but will be automatically renewed for successive one-year terms unless Garden State or Mr. Singleton gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. The Employment Agreement contains a five-year non-compete covenant for all counties and geographical areas in which newspapers are owned or circulated by Garden State or its subsidiaries (currently or in the future).

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MEDIANEWS GROUP, INC.

     Garden State has engaged MNG to operate and manage the business and affairs of its newspapers under the terms of a Management Agreement. MNG, which is owned entirely by Messrs. Singleton and Scudder, also manages other affiliated newspapers. The majority of the executive officers of MNG are also executive officers of the Company, and compensation of the executive officers of the Company, with the exception of Mr. Singleton whose compensation is paid as described under "Executive Compensation," are paid by MNG. The Company believes that the salaries paid to its executive officers, through either Garden State or MNG, are not greater than those which would be paid to executives of an unaffiliated management company. Pursuant to the Management Agreement, MNG allocates its expenses as management fees to each affiliate based on the amount of time and resources devoted to each affiliate. The weighted average of the salary allocations is then used to apportion general overhead of MNG, such as office rent and related operating expenses. MNG is also party to a consulting agreement, renewable annually, with Mr. Scudder which requires annual payments of $150,000. Costs related to such agreement are included in MNG's expenses and, thus, are included in the management fee allocation discussed above.

     MNT, a division of MNG, provides electronic media services including website development and maintenance, internet access, and online publishing capabilities for all the newspapers managed by MNG. The cost of providing these services is allocated based on revenue of the newspapers for which such services are provided. For fiscal 1998 the Company paid approximately $1.0 million to MNT. The Company records electronic media advertising revenues earned by the Company's newspapers, in its consolidated statement of operations.

     The Company reimburses MNG for any expenses directly incurred by MNG on behalf of the Company that are not included in the management fee. For fiscal 1998, the Company paid approximately $2.7 million to MNG in management fees. The Company believes that the management fees paid to MNG are not greater than the costs the Company would expect to bear to obtain these services elsewhere.

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

TAX SHARING AGREEMENT

     ANI and Garden State are part of the same affiliated group and file consolidated returns for federal income tax purposes. ANI and Garden State entered into a tax sharing agreement (the "Tax Sharing Agreement") to determine the manner in which the members of the consolidated group will share federal income tax benefits and costs. Pursuant to the Tax Sharing Agreement, the income tax liability of Garden State and any of Garden State's consolidated subsidiaries is computed separately from ANI on a consolidated return basis. If income tax is due from Garden State and its consolidated subsidiaries, Garden State will pay the amount of the tax as a tax sharing payment to ANI. In the event that Garden State's federal income tax is reduced due to a net operating loss or credit carryback under applicable federal income tax law, it will receive credit for the amount of such reduction from ANI. This credit amount(s) will be carried on ANI's financial records as an amount payable to Garden State, which credit Garden State will be able to utilize to offset future obligations to make tax-sharing payments to ANI. Under the terms of the Tax Sharing Agreement, Garden State will receive the benefit of loss carryforwards which it generates. Similar principles will apply under the Tax Sharing Agreement for state and local income tax purposes. Although the payments of dividends by Garden State are restricted under the terms of its debt instruments, Garden State will be permitted under those agreements to make tax-sharing payments.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   Financial Statements

          1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditors is filed as a part of this Report (see page 29).

          2.   Financial Statement Schedules

                    The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditors is filed as part of the Report (see page 29).

          3.   Exhibits

                    The Exhibits listed in the accompanying index to exhibits are filed as a part of this annual report. (See page 70).

     (b)       Reports on Form 8-K

                    The Company filed a Form 8-K/A on April 9, 1998, regarding the purchase of the DAILY NEWS, of Los Angeles.

                        GARDEN STATE NEWSPAPERS, INC.
                        ITEMS 8, AND 14(a) (1) AND (2)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORTS OF INDEPENDENT AUDITORS

     The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

GARDEN STATE NEWSPAPERS, INC.
                                                                           PAGE
                                                                           ----
Report of Independent Auditors                                              31
Consolidated Balance Sheets as of June 30, 1998
  and 1997                                                                  32
Consolidated Statements of Operations for the
 Fiscal Years Ended June 30, 1998, 1997 and 1996                            34
Consolidated Statements of Changes in Shareholder's Equity
 (Deficit) for the Fiscal Years Ended June 30, 1998, 1997 and 1996          35
Consolidated Statements of Cash Flows for the Fiscal Years Ended
 June 30, 1998, 1997 and 1996                                               36
Notes to Consolidated Financial Statements                                  37

     The following financial statement schedule of the registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

Schedule II         Valuation and Qualifying Accounts                       51

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

GARDEN STATE INVESTMENTS, INC.
                                                                           PAGE
                                                                           ----
Report of Independent Auditors                                              52
Consolidated Balance Sheets as of June 30, 1998
  and 1997                                                                  53
Consolidated Statements of Operations for the Fiscal
 Years Ended June 30, 1998, 1997 and 1996                                   55
Consolidated Statements of Changes in Shareholder's Deficit for the
 Fiscal Years Ended June 30, 1998, 1997 and 1996                            56
Consolidated Statements of Cash Flows for the Fiscal Years Ended
 June 30, 1998, 1997 and 1996                                               57
Notes to Consolidated Financial Statements                                  58


Schedule II        Valuation and Qualifying Accounts                        69

                          REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Garden State Newspapers, Inc.


     We have audited the accompanying consolidated balance sheets of Garden State Newspapers, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garden State Newspapers, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                            ERNST & YOUNG LLP

Denver, Colorado
September 4, 1998

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,
                                                                                 --------------------------
                                                                                   1998              1997
                                                                                 --------          --------
                                                                                       (In thousands)
 ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                                     $    999          $  8,944
   Trade accounts receivable, less allowance for doubtful accounts of
       $6,239 and $4,252 at June 30, 1998 and 1997, respectively                   48,241            32,849
   Receivable from affiliates                                                         956             1,968
   Other receivables                                                                2,534             1,353
   Inventories of newsprint and supplies                                            7,286             6,170
   Prepaid expenses and other assets                                                3,475             3,295
   Income taxes receivable                                                          1,687                --
                                                                                 --------          --------
      TOTAL CURRENT ASSETS                                                         65,178            54,579

 PROPERTY, PLANT AND EQUIPMENT
   Land                                                                            16,658             8,307
   Buildings and improvements                                                      61,060            43,462
   Machinery and equipment                                                        179,670           126,450
                                                                                 --------          --------
        TOTAL PROPERTY, PLANT AND EQUIPMENT                                       257,388           178,219
   Less accumulated depreciation and amortization                                  63,588            57,670
                                                                                 --------          --------
        NET PROPERTY, PLANT AND EQUIPMENT                                         193,800           120,549

 OTHER ASSETS
   Investment in partnership                                                        7,479             6,365
   Subscriber accounts, less accumulated amortization of
     $53,446 and $45,808 at June 30, 1998 and 1997, respectively                   98,712            69,960
   Excess of cost over fair value of net assets acquired, less accumulated amortization of $18,492 and $12,718 at
     June 30, 1998 and 1997, respectively                                         251,196           154,294
   Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $19,846 and
     $15,861 at June 30, 1998 and 1997, respectively                               15,810             6,684
   Other                                                                            7,468             2,000
                                                                                 --------          --------
      TOTAL OTHER ASSETS                                                          380,665           239,303
                                                                                 --------          --------

 TOTAL ASSETS                                                                    $639,643          $414,431
                                                                                 --------          --------
                                                                                 --------          --------

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                                      June 30
                      LIABILITIES AND SHAREHOLDER'S EQUITY                                 ------------------------------
                                                                                             1998                  1997
                                                                                           --------              --------
                                                                                         (In thousands, except  share data)
 CURRENT LIABILITIES
    Trade accounts payable                                                                 $  5,684              $  6,286
    Accrued employee compensation                                                            13,938                 7,208
    Accrued interest                                                                         14,465                 7,830
    Other accrued liabilities                                                                20,876                 8,676
    Unearned income                                                                          14,829                10,746
    Income taxes                                                                                 --                 1,308
    Current portion of long-term debt and obligations under capital leases                    5,644                 6,247
                                                                                           --------              --------
           TOTAL CURRENT LIABILITIES                                                         75,436                48,301

 OBLIGATIONS UNDER CAPITAL LEASES                                                             7,484                 7,477

 LONG-TERM DEBT                                                                             504,202               337,098

 OTHER LIABILITIES                                                                            6,479                 5,092

 DEFERRED INCOME TAXES                                                                       12,495                12,516

 SHAREHOLDER'S EQUITY
   Common stock, par value $1.00 per share; authorized 1,000
     shares; 1,000 shares issued and outstanding                                                  1                     1
   Additional paid-in-capital                                                                78,570                78,570
   Deficit                                                                                  (45,024)              (74,624)
                                                                                           --------              --------
           TOTAL SHAREHOLDER'S EQUITY                                                        33,547                 3,947
                                                                                           --------              --------




 TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                                $639,643              $414,431
                                                                                           --------              --------
                                                                                           --------              --------

                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Fiscal Years Ended June 30,
                                                           -------------------------------------
                                                             1998          1997           1996
                                                           --------      --------       --------
                                                                      (In thousands)
 REVENUES
   Advertising                                             $331,999      $242,914       $197,954
   Circulation                                               67,924        48,451         39,930
   Other                                                     14,383        11,537          7,546
                                                           --------      --------       --------
       TOTAL REVENUES                                       414,306       302,902        245,430

 COSTS AND EXPENSES
   Cost of sales                                            145,412       106,939         98,469
   Selling, general and administrative                      168,022       125,169        100,230
   Management fees                                            2,757         2,205          2,008
   Depreciation and amortization                             38,857        24,689         21,841
   Interest expense                                          45,311        31,903         27,414
   Other                                                     11,384         7,995          4,511
                                                           --------      --------       --------
       TOTAL COSTS AND EXPENSES                             411,743       298,900        254,473

 GAIN ON SALE OF NEWSPAPER PROPERTY                          31,829        30,575          8,291
                                                           --------      --------       --------

 INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY LOSS                                    34,392        34,577           (752)
 INCOME TAX BENEFIT (EXPENSE)                                (4,792)       (1,066)         2,012
                                                           --------      --------       --------

 INCOME BEFORE EXTRAORDINARY LOSS                            29,600        33,511          1,260

 EXTRAORDINARY LOSS (net of taxes of $689)                       --         8,772             --
                                                           --------      --------       --------

 NET INCOME                                               $  29,600     $  24,739       $  1,260
                                                           --------      --------       --------
                                                           --------      --------       --------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)

                                                    ADDITIONAL                            TOTAL
                                       COMMON        PAID-IN-                         SHAREHOLDER'S
                                       STOCK         CAPITAL         DEFICIT         EQUITY (DEFICIT)
                                       ------       ----------       -------         ----------------
                                                            (In thousands)

 BALANCE AT JUNE 30, 1995                $1           $78,570       $(100,623)           $(22,052)
   Net income                            --                --           1,260               1,260
                                        ---           -------       ---------            --------
 BALANCE AT JUNE 30, 1996                 1            78,570         (99,363)            (20,792)
   Net income                            --                --          24,739              24,739
                                        ---           -------       ---------            --------
 BALANCE AT JUNE 30, 1997                 1            78,570         (74,624)              3,947
   Net income                            --                --          29,600              29,600
                                        ---           -------       ---------            --------
 BALANCE AT JUNE 30, 1998                $1           $78,570       $ (45,024)           $ 33,547
                                        ---           -------       ---------            --------
                                        ---           -------       ---------            --------


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Fiscal Year Ended June 30,
                                                               ------------------------------------------------------
                                                                  1998                    1997                 1996
                                                               ---------                ---------            --------
                                                                                     (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $   29,600                $  24,739            $  1,260
     Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation                                               16,038                   10,707               9,762
       Amortization                                               22,194                   12,775              11,499
       Gain on sale of newspaper assets                          (31,539)                 (30,579)             (8,621)
       Provision for losses on accounts receivable                 4,596                    3,092               2,510
       Amortization of debt discount                               2,937                    2,060               1,696
       Debt issue cost and repurchase premiums                     7,287                   13,969               1,092
       Distributions in excess of (less than)
           earnings from investment in partnership                (1,114)                      23                (610)
       Deferred income tax (benefit)                              (1,520)                  (3,226)             (2,529)
       Change in operating assets and liabilities:
           Accounts receivable                                     1,211                   (5,408)             (3,403)
           Inventories                                             3,538                   (1,163)              1,799
           Prepaid expenses and other assets                       1,898                     (455)               (558)
           Accounts payable and accrued liabilities               (5,550)                   5,139              (5,047)
           Unearned income                                          (541)                     746                  22
           Affiliate account balances                              1,012                     (445)                303
           Change in other assets and liabilities                  5,303                     (366)               (517)
           Other                                                      --                     (170)                 --
                                                               ---------                ---------            --------
 NET CASH FLOWS FROM OPERATING ACTIVITIES                         55,350                   31,438               8,658

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of newspaper property and other assets                  43,030                   47,776              50,647
     Business acquisitions                                      (240,373)                (187,597)            (35,668)
     Purchase of machinery and equipment                          (9,683)                  (8,836)             (8,079)
                                                               ---------                ---------            --------
 NET CASH FLOWS FROM INVESTING ACTIVITIES                       (207,026)                (148,657)              6,900

 CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                                  490,988                  259,450              37,300
     Reduction of long-term debt                                (337,779)                (120,773)            (60,240)
     Reduction of non-operating liabilities                       (2,191)                  (2,960)             (4,194)
     Debt issuance cost and repurchase premiums                   (7,287)                 (13,969)             (1,092)
                                                               ---------                ---------            --------
 NET CASH FLOWS FROM FINANCING ACTIVITIES                        143,731                  121,748             (28,226)
                                                               ---------                ---------            --------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (7,945)                   4,529             (12,668)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    8,944                    4,415              17,083
                                                               ---------                ---------            --------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                      $     999                $   8,944            $  4,415
                                                               ---------                ---------            --------
                                                               ---------                ---------            --------


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

NOTE 2:  INVESTMENT IN PARTNERSHIP

  Effective March, 1990, York Newspapers, Inc. ("YNI"), a subsidiary of GSI, entered into a general partnership; York Newspaper Company (the "Agency"), with York Daily Record, Inc. ("YDR"). YNI, YDR and the Agency entered into a joint operating agreement under which the Agency is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. The Agency publishes THE YORK DISPATCH, a daily evening paper, THE YORK DAILY RECORD, a daily morning paper, and the YORK SUNDAY NEWS. YNI has a 57.5% interest in the Agency. YNI's investment in the Agency is recorded in the accompanying consolidated balance sheets under the equity method. The Company's investment in the Agency, which originally represented the net book value of assets and liabilities contributed to the Agency, was approximately $7.5 million and $6.4 million at each of the fiscal years ended June 30, 1998 and 1997, respectively. The Agency made cash distributions to YNI in the amount of $7.3 million, $7.2 million and $4.9 million in fiscal years 1998, 1997 and 1996.

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

NOTE 3: ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

FISCAL 1998

  On May 11, 1998 the Company acquired substantially all the assets used in the publication of THE TRI-CITY WEEKLY, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $0.5 million.

  On May 1, 1998, the Company acquired substantially all the assets used in the publication of the VALLEY NEWS TODAY, a morning newspaper published five times a week in Shenandoah, Iowa and seven weekly publications distributed primarily in Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash plus an adjustment for working capital and covenant not to compete with the prior owners, with a discounted value of approximately $0.6 million.

                        GARDEN STATE NEWSPAPERS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ACQUISITIONS AND DISPOSITIONS (CONTINUED)

  On January 29, 1998, the Company acquired substantially all the assets used in the publication of the DAILY NEWS, a daily newspaper published in the San Fernando Valley region of Los Angeles, California and a weekly newspaper distributed in the same area, for approximately $130.0 million, which included working capital of approximately $2.0 million.

  On December 16, 1997, the Company acquired substantially all the assets used in the publication of the PRESS-TELEGRAM, a daily newspaper published in Long Beach, California and two weekly newspapers distributed in and around Long Beach, for approximately $38.2 million in cash, plus an adjustment for working capital. Proceeds from the sale of the NORTH JERSEY HERALD & NEWS (discussed below) were used to fund the acquisition.

  On July 31, 1997, the Company acquired substantially all the assets used in the publication of THE SUN, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $11.8 million.

  FISCAL 1997

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

  FISCAL 1996

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

  All the acquisitions described above were accounted for as purchases. Accordingly, the results of their operations were included since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair market value at the date of acquisition. The fair values of the newspapers acquired in fiscal 1998 are based on independent appraisals and management's best estimate and are subject to change in the final allocation of the purchase price. The excess of cost over fair value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 to 6 years, respectively.

                        GARDEN STATE NEWSPAPERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ACQUISITIONS AND DISPOSITIONS (CONTINUED)

DISPOSITIONS

  FISCAL 1998

  On December 5, 1997, the Company sold substantially all the assets used in the publication of the NORTH JERSEY HERALD & NEWS and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses.

  FISCAL 1997

  On February 13, 1997, the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $47.7 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses.

  FISCAL 1996

  On May 1, 1996, Garden State sold the common stock of The Johnstown Tribune Publishing Company, which publishes THE TRIBUNE-DEMOCRAT, to American Publishing (1991), Inc. in exchange for $32.6 million in cash and substantially all the assets used in the publication of the following daily and weekly newspapers:

 Newspaper Location            Daily Publication         Weekly Publication
 ------------------            -----------------         ------------------
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

                        GARDEN STATE NEWSPAPERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ACQUISITIONS AND DISPOSITIONS (CONTINUED)

UNAUDITED PRO FORMA OPERATING RESULTS

  The following table sets forth the unaudited pro forma operating results had the July 31, 1997 and January 29, 1998 acquisitions (described above) occurred as of July 1, 1997 and 1996 (in thousands):

                                                 June 30, 1998      June 30, 1997
                                                 -------------      -------------
 Revenues                                          $ 470,593          $ 427,947
                                                   ---------          ---------
                                                   ---------          ---------
 Net Income Before Extraordinary Items             $  27,708          $  27,027
                                                   ---------          ---------
                                                   ---------          ---------
 Net Income                                        $  27,708          $  18,255
                                                   ---------          ---------
                                                   ---------          ---------

NOTE 4:  LONG-TERM DEBT

DEBT RESTRUCTURING

    On October 1, 1997 and February 12, 1998, the Company issued $250.0 million and $50.0 million, respectively, of 8.75% Senior Subordinated Notes due 2009. Proceeds from the sale of these notes of $300.3 million were used to paydown balances then outstanding under the Company's Bank Credit Agreement. In conjunction with the issuance of the 8.75% Senior Subordinated Notes, the Company paid approximately $7.3 million of fees and expenses. The Company elected to charge the $7.3 million of debt issuance cost to fiscal year 1998 expense and, accordingly, the cost has been included in other expense in the accompanying Consolidated Statement of Operations.

  As a result of certain refinancing and debt prepayments on October 31, 1996, associated with acquisitions, the Company incurred debt issuance costs of approximately $4.4 million, and paid approximately $9.5 million of make-whole premiums to the holders of the senior secured notes, who were prepaid in full. The make-whole premiums have been included in the accompanying Consolidated Statements of Operations as an extraordinary loss net of applicable income tax benefits. The Company elected to charge the $4.4 million of the debt issuance cost to fiscal year 1997 expense and, accordingly, the cost has been included in other expense in the accompanying Consolidated Statements of Operations.

LONG-TERM DEBT

LONG-TERM DEBT CONSISTED OF THE FOLLOWING AT EACH YEAR-END:

                                                                                         June 30,
                                                                               ----------------------------
                                                                                 1998                1997
                                                                               --------            --------
                                                                                      (IN THOUSANDS)
 Bank Credit Agreement . . . . . . . . . . . . . . . . . . . . . .      (I)    $ 34,000            $211,000
 NJNI bank credit facility . . . . . . . . . . . . . . . . . . . .     (II)         --               16,750
 Various Notes, payable through December, 2002 . . . . . . . . . .    (III)      24,988              12,966
 12.00% Senior Subordinated Secured Notes due July 1, 2004 . . . .     (IV)     100,000             100,000
 8.75% Senior Subordinated Notes, due 2009 . . . . . . . . . . . .      (V)     300,287                  --
 9.00% Subordinated Promissory Note  . . . . . . . . . . . . . . .     (VI)      47,600                  --
 Notes payable to certain shareholders of ANI  . . . . . . . . . .    (VII)       2,971               2,629
                                                                               --------            --------
                                                                                509,846             343,345
 Less current portion of long-term debt  . . . . . . . . . . . . .                5,644               6,247
                                                                               --------            --------
                                                                               $504,202            $337,098
                                                                               --------            --------
                                                                               --------            --------

                        GARDEN STATE NEWSPAPERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. In conjunction with the October 31, 1996, acquisition previously discussed, the Company entered into a $285.0 million amended and restated bank credit facility (the "Bank Credit Agreement") which has been subsequently reduced to $271.0 million as a result of required annual reductions. The Bank Credit Agreement is comprised of the following components at June 30, 1998:

     a. A $157.0 million Senior Secured Revolving Credit Facility ("RCA") for acquisition financing which matures on June 30, 2003. The commitment under RCA is subject to a reduction schedule as follows: $31.0 million reduction on June 30, 1999; $31.0 million reduction on June 30, 2000 through 2002, and a final maturity on June 30, 2003. As of June 30, 1998, $141.0 million was available under RCA for business acquisitions. Borrowings under RCA are secured by the asset acquired with the proceeds of the borrowings under RCA.

     b. A $27.0 million Senior Secured Revolving Credit Facility ("RCB") with sublimits of $7.0 million available for standby letters of credit and $5.0 million available for same day borrowings under a swingline facility. No principal payments are required under RCB until March 31, 2004, at which time the commitment is terminated and all then outstanding balances are due and payable. As of June 30, 1998, approximately $22.0 million was available under RCB. RCB is secured by a first priority lien on the common stock and substantially all of the assets of GSI.

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

     d. A $72.0 million Senior Secured Revolving Credit Facility ("RCC") with a final maturity of March 31, 2004. The commitment under RCC requires quarterly principal payments beginning on September 30, 1997, with total annual payments of $7.5 million in fiscal years 1999 and 2000, $12.0 million in fiscal years 2001 and 2002, $14.0 million in 2003 and $19.0 million in 2004. RCC is secured by a first priority lien on the common stock and substantially all the assets of GSI.

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

II. In fiscal year 1998, the Company paid off and terminated the NJNI bank credit facility, in conjunction with the previously discussed sale of the NORTH JERSEY HERALD & NEWS.

III. In connection with various acquisitions, the Company has issued notes payable to prior owners, including non-compete agreements, and assumed certain debt obligations. The notes payable and debt obligations bear interest at rates ranging from zero to 9.0%. Obligations bearing interest at below market rates were discounted at rates ranging from 7.8% to 12.0%.

IV. In May, 1994, the Company issued $100.0 million of 12.0% Senior Subordinated Secured Notes due July 1, 2004. Interest accruing on the 12% Senior Subordinated Secured Notes is payable semi-annually, in arrears, on January 1 and July 1. The indebtedness evidenced by the 12% Senior Subordinated Secured Notes is subordinated and junior in right of payment to obligations under the Bank Credit Agreement and notes payable to prior owners. No principal payments are required until July 1, 2004, at which time the outstanding principal amount is due and payable. The 12% Senior Subordinated Secured Notes are secured by a second lien on the stock of GSI, a subsidiary of Garden State and holding company for certain newspapers of Garden State.

                        GARDEN STATE NEWSPAPERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  LONG-TERM DEBT (CONTINUED)

V. On October 1, 1997, and February 12, 1998, the Company issued $250.0 million and $50.0 million, respectively, of 8.75% Senior Subordinated Notes due 2009. The 8.75% Senior Subordinated Notes were issued at a slight premium, resulting in net proceeds to the Company of $300.3 million, excluding related debt issuance cost. Interest accruing on the 8.75% Senior Subordinated Notes is payable semi-annually in arrears on October 1 and April 1. No principal payments are required until October 1, 2009, at which time the outstanding principal amount is due and payable. The 8.75% Senior Subordinated Notes are general unsecured obligations of the Company ranking PARI PASSU in right of payment with the existing 12.0% Senior Subordinated Secured Notes and all other future senior subordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company, which is made expressly junior thereto; however, the Company's 12.0% Senior Subordinated Secured Notes are secured by a second priority lien only on all of the capital stock of GSI. Secured PARI PASSU debt will, to the extent such security is then available, have a claim prior to the holders of the Senior Subordinated Notes with respect to the value of the GSI Stock. The Company used the net proceeds to reduce bank debt at Garden State.

VI. In the third quarter of fiscal year 1998, the Company entered into a subordinated note purchase agreement pursuant to which the Company issued a $47.6 million, 9.0% Subordinated Promissory Note (the "Promissory Note") due January 31, 2010. Interest accruing on the Promissory Note is payable quarterly beginning on March 31, 1998, provided that on each interest payment date occurring on or prior to 2002, the Company may elect to defer payment of any or all accrued and unpaid interest. However, in calendar years 2000, 2001 and 2002 the Company must pay the lesser of $3.0 million or all accrued and unpaid interest due in such year. The Promissory Note is subordinated and junior in right of payment to the Company's Bank Credit Agreement, 12.0% Senior Subordinated Secured Notes and the 8.75% Senior Subordinated Notes. No scheduled principal payments are required until January 31, 2010, at which time the outstanding principal amount is due and payable. ANI has guaranteed the Promissory Note. Proceeds from this Promissory Note were used for acquisition funding.

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

  Maturities of the Company's long-term debt as of June 30, 1998, for the five fiscal years ending June 30, 2003 and thereafter, are shown below.

        1999  . . . . . . . . . . . . . . . . . . . . . . . .         $  5,644
        2000  . . . . . . . . . . . . . . . . . . . . . . . .            4,856
        2001  . . . . . . . . . . . . . . . . . . . . . . . .            4,787
        2002  . . . . . . . . . . . . . . . . . . . . . . . .            8,106
        2003  . . . . . . . . . . . . . . . . . . . . . . . .           27,925
        Thereafter  . . . . . . . . . . . . . . . . . . . . .          458,528
                                                                      --------
                                                                      $509,846
                                                                      --------
                                                                      --------

  Interest paid during the fiscal years ended June 30, 1998, 1997 and 1996 was approximately $36.9 million, $30.8 million and $27.2 million, respectively.

  Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company totaling approximately $2.1 million as of June 30, 1998. In addition, the Company issued approximately $2.5 million of additional letters of credit in support of its obligations under non-compete agreements entered into in connection with the August 31, 1995, acquisition.

                        GARDEN STATE NEWSPAPERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  LONG-TERM DEBT (CONTINUED)

  The fair market value of the 12.0% Senior Subordinated Secured Notes and the 8.75% Senior Subordinated Notes at June 30, 1998 was approximately $112.0 million and $304.5 million, respectively. The carrying value of the Company's long-term debt, which has interest rates tied to prime or LIBOR, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate its fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price net of remaining original issue discounts, if applicable.

INTEREST RATE SWAPS

  Effective April 1, 1997, the Company entered into a two-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. The Company uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates. The Company accounts for the differences paid or received under this agreement as an adjustment to interest expense. As of June 30, 1998, the interest rate swap had a market loss of $0.4 million. Upon termination or sale of the interest rate swap agreement any gain or loss associated with the termination or sale will be immediately recognized. The Company is exposed to credit loss related to the interest rate swap to the extent such interest rate swap has a market gain and the counterparty to the agreement fails to perform under the agreement. The Company does not anticipate that the counterparty will fail to meet its obligation because of its high credit rating.

NOTE 5:  LEASES

  A subsidiary of the Company leases an operating facility under a capital lease. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets as follows:

                                                             June 30,
                                                        -------------------
                                                         1998         1997
                                                        ------       ------
                                                          (In thousands)
 Building  . . . . . . . . . . . . . . . . . . . . . .  $6,934       $6,934
 Accumulated amortization  . . . . . . . . . . . . . .   2,042        1,811
                                                        ------       ------
    Assets under capital leases, net . . . . . . . . .  $4,892       $5,123
                                                        ------       ------
                                                        ------       ------

  The Company's subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $2.3 million, $2.0 million and $2.1 million for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows:

                                                            Capital    Operating
      Fiscal Years Ending                                   Leases       Leases
      -------------------                                   -------    ---------
                                                              (In thousands)
      1999 . . . . . . . . . . . . . . . . . . . . . .      $   821     $1,968
      2000 . . . . . . . . . . . . . . . . . . . . . .          867      1,973
      2001 . . . . . . . . . . . . . . . . . . . . . .          931      1,652
      2002 . . . . . . . . . . . . . . . . . . . . . .          931      1,043
      2003 . . . . . . . . . . . . . . . . . . . . . .          931        485
      Thereafter . . . . . . . . . . . . . . . . . . .       14,972        210
                                                            -------     ------
        Total minimum lease payments . . . . . . . . .       19,453     $7,331
                                                                        ------
                                                                        ------
      Less amount representing interest  . . . . . . .       11,990
                                                            -------
        Present value of net future lease payments . .      $ 7,463
                                                            -------
                                                            -------

                        GARDEN STATE NEWSPAPERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:   EMPLOYEE BENEFIT PLANS

PENSION PLANS

  In conjunction with the July 31, 1997 and the January 29, 1998 acquisitions, the Company assumed overfunded non-contributory defined benefit pension plans, which covered substantially all the employees at the acquired newspapers. Shortly after the January 29, 1998 acquisition, the Company elected to freeze the plan assumed in conjunction with that acquisition. Accordingly all current service cost under that plan has been terminated. Participants in the plan assumed in conjunction with the July 31, 1997 acquisition continue to accrue benefits associated with current services, based on years of service and estimated compensation prior to retirement.

  Prior to fiscal year 1998, the Company had assumed a defined benefit pension plan in conjunction with its August 31, 1995 acquisition. The plan was frozen in September, 1995, accordingly, all current service costs under the plan were terminated. As of June 30, 1997, the net present value of accumulated benefits obligations exceeded the fair market value of plan assets by approximately $2.0 million. Due to the immateriality of the plan assets and liabilities in years prior to fiscal year 1998 and the fact that current benefits were frozen, only current year pension plan disclosures have been included. The Company's funding policy for all plans is to make the minimum annual contributions required by the Employee Retirement Income Security Act of 1974.

  The components of net periodic pension for the Company's defined benefit plans for the year ended June 30, 1998, are as follows:

                                                                    1998
                                                               --------------
                                                               (In thousands)
 Service cost-benefits earned during the period. . . . . . .      $   270
 Interest cost on projected benefit obligations. . . . . . .        2,358
 Return on plan assets . . . . . . . . . . . . . . . . . . .       (4,527)
 Net amortization and deferral . . . . . . . . . . . . . . .        1,923
                                                                  -------
 Net pension expense . . . . . . . . . . . . . . . . . . . .      $    24
                                                                  -------
                                                                  -------

     The following table sets forth the funding status and amounts recognized in the Company's consolidated balance sheets at June 30, 1998 related to the Company's defined benefit plans:

                                                                                              1998
                                                                                         --------------
                                                                                         (In thousands)
 Actuarial present value of benefit obligations:
 Accumulated benefit obligations, including vested benefits
    of $43,913, for 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $44,507
                                                                                            -------
                                                                                            -------
 Plan assets at fair value comprised of common stocks, bonds and U.S.
    Government obligation funds  . . . . . . . . . . . . . . . . . . . . . . . . . .         48,434
 Projected benefit obligations . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,027
                                                                                            -------
 Excess of plan assets over projected benefit obligations  . . . . . . . . . . . . .          3,407
 Unrecognized gain from past experience different from that assumed  . . . . . . . .            860
                                                                                            -------
 Net pension asset recognized in the consolidated balance sheets . . . . . . . . . .        $ 4,267
                                                                                            -------
                                                                                            -------


     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.25% for June 30, 1998. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 4.0% and the expected long-term rate of return on plan assets was 8.0% to 8.5%.

                        GARDEN STATE NEWSPAPERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:   EMPLOYEE BENEFIT PLANS (CONTINUED)

OTHER RETIREMENT PLANS

     Garden State and a majority of its newspaper properties participate in retirement/savings plans and, in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of Garden State's full-time employees are covered by one of these plans. Total expense for these plans for the fiscal years ended June 30, 1998, 1997 and 1996, was approximately $2.1 million, $2.1 million, and $1.4 million, respectively.

     In general, Garden State contributes one or two percent of an employee's salary to the plan for each employee who works at least 1,000 hours annually and is not covered by a collective bargaining agreement. Garden State, at its discretion, may contribute an additional one or two percent for each participant in the plan who makes a voluntary contribution of at least two percent of his or her salary. Garden State's contribution may be suspended annually at management's discretion.

NOTE 7:  INCOME TAXES

     The income tax provision (benefit) for each of the three years ended June 30, 1998, 1997 and 1996, consists of the following:

                                                       1998         1997          1996
                                                     --------     --------     --------
                                                               (In thousands)
 Current:
   State . . . . . . . . . . . . . . . . . . . . .   $  2,592     $  3,429      $   441
   Federal . . . . . . . . . . . . . . . . . . . .      3,720          863           76
 Deferred:
   State . . . . . . . . . . . . . . . . . . . . .      1,062         (213)        (695)
   Federal   . . . . . . . . . . . . . . . . . . .     (2,582)      (3,013)      (1,834)
                                                     --------     --------     --------
 Net provision (benefit) . . . . . . . . . . . . .   $  4,792     $  1,066     $ (2,012)
                                                     --------     --------     --------
                                                     --------     --------     --------


     A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement earnings before income taxes for the three years ended June 30, 1998, 1997 and 1996 is as follows:

                                                               1998      1997      1996
                                                               ----      ----      ----
 Statutory Federal income tax rate                              35%       35%      (35%)
   Effect of:
    State income tax net of federal benefit                      7         7        22
    Utilization of net operating losses                        (22)      (24)      (55)
    Book/tax basis difference associated with
     acquisitions and non-deductible acquisition costs           1         1      (200)
     Sales of assets                                            (6)      (17)       --
     Other, net                                                 (1)        2        --
                                                               ----      ----     -----
 Financial statement effective tax rate                         14%        4%     (268%)
                                                               ----      ----     -----
                                                               ----      ----     -----

                        GARDEN STATE NEWSPAPERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  INCOME TAXES (CONTINUED)

Components of the long-term deferred tax assets and liabilities are as follows:

                                                                          June 30,
                                                                  -------------------------
                                                                    1998             1997
                                                                  -------          --------
                                                                      (In thousands)
         Deferred tax assets:
            Net operating losses and other credits                $14,826          $ 14,566
            Other                                                  13,665             8,604
                                                                  -------          --------
                                                                   28,491            23,170
            Valuation allowance                                    (9,273)          (14,904)
                                                                  -------          --------
            Deferred tax assets                                    19,218             8,266

         Deferred tax liabilities:
            Fixed assets                                           16,624             8,679
            Intangibles                                            14,254             8,391
            Other                                                     835             3,712
                                                                  -------          --------
            Deferred tax liabilities                               31,713            20,782

         Net deferred tax liabilities                             $12,495           $12,516
                                                                  -------          --------
                                                                  -------          --------


     In fiscal years 1998 and 1997, the Company generated federal taxable income which was offset by operating loss carryforwards. However, since the Federal tax laws do not allow the Company to completely offset taxable income with loss carryforwards, the Company did incur alternative minimum tax which can be carried forward as a credit to future taxes payable. Other deferred tax assets are the result of timing differences associated with bad debt, capital leases, deferred compensation and debt issuance cost.

     At June 30, 1998, the Company has approximately $27.9 million of net operating loss carryforwards for tax reporting purposes available to offset its future taxable income which expire in 2006 through 2011 and $5.1 million of alternative minimum tax credit carryforwards.

     The Company made state and federal income tax payments of approximately $9.0 million, $3.0 million and $0.6 million during fiscal years 1998, 1997 and 1996, respectively.

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

     Under the terms of a newsprint contract, the Company, through MNG, has agreed to purchase approximately 4,300 tons per month of newsprint at a fixed price under contracts expiring December 31, 1999 and August 31, 2000. Management does not expect that it will purchase less than the required amount; however, if it should default on the purchase obligation, MNG and/or the Company would be responsible for damages, if any, incurred by the seller. Based on the above monthly purchases of newsprint the Company is expected to purchase $27.3 and $17.1 of newsprint during fiscal years 1999 and 2000, respectively, under these agreements.

                        GARDEN STATE NEWSPAPERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In fiscal year 1998, in exchange for $2.4 million, Garden State granted an option to a third party to purchase substantially all the assets used in the publication of a certain newspaper beginning in 2003 and expiring in 2010 at the newspapers fair market value. The holder of the option can also require Garden State to repurchase the option anytime beginning in 2003 through 2010, based on a fixed formula. If the option holder has not exercised the option by the twelfth anniversary of the option grant, Garden State must repurchase the option based on the same fixed formula.

NOTE 10:  SUBSEQUENT EVENTS

ACQUISITION

     On August 22, 1998 the Company acquired a 50% interest in Charleston Newspapers, a joint venture, which publishes the CHARLESTON GAZETTE (morning), and CHARLESTON DAILY MAIL (evening), six days a week and the SUNDAY GAZETTE-MAIL, under the terms of a JOA. Charleston Newspapers has daily and Sunday circulation of approximately 93,000 and 102,000, respectively, as of March 31, 1998. The acquisition included rights to the masthead of the CHARLESTON DAILY MAIL; thus the Company is responsible for the editorial content of the CHARLESTON DAILY MAIL. The acquisition price of approximately $47.0 million was funded with borrowings under the RCC of the Company's Bank Credit Agreement.

     The Company has agreed to acquire substantially all the assets used in the publication of a morning newspaper in New Mexico. The assets will be purchased for $5.0 million in cash, a note with a discounted value of $7.7 million, plus a covenant not to compete with the prior owners with a discounted value of approximately $3.2 million. The cash portion of the acquisition will be funded with borrowings under the Company's Bank Credit Agreement. The newspaper has daily and Sunday circulation of approximately 17,000 and 18,000, respectively as of March 31, 1998. Closing is expected to occur on September 30, 1998.

     The acquisitions above will be accounted for as purchases; accordingly, the consolidated financial statements will include the operations of the acquired newspapers from the date of acquisition.

LONG-TERM DEBT

     In the first quarter of fiscal year 1999, the Company repurchased $36.0 million of its 12% Senior Subordinated Secured Notes at a premium of approximately $3.6 million. The premium will be recognized as an extraordinary loss in the first quarter of fiscal year 1999. Proceeds from borrowings under RCC and RCB of the Company's Bank Credit Agreement were used to repurchase the 12.0% Senior Subordinated Secured Notes.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FISCAL YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (In thousands)

                                               Balance at        Additions                                            Balance at
                                              Beginning of      charged to            Net           Acquisitions        End of
                                                 Period        Expense, Net        Deductions      (Dispositions)       Period
                                              ------------     ------------        ----------      --------------     ----------
 YEAR ENDED JUNE 30, 1998
   Reserves and allowances deducted
     from asset accounts:

   Allowance for doubtful
    accounts                                     $4,252           $4,596             $3,636           $1,027            $6,239

 YEAR ENDED JUNE 30, 1997
   Reserves and allowances deducted
     from asset accounts:

   Allowance for doubtful
    accounts                                     $2,426           $3,567             $3,595           $1,854            $4,252

 YEAR ENDED JUNE 30, 1996
   Reserves and allowances deducted
     from asset accounts:

   Allowance for doubtful
    accounts                                     $1,931           $2,510             $2,474           $  459            $2,426

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Garden State Investments, Inc.


     We have audited the accompanying consolidated balance sheets of Garden State Investments, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in shareholder's equity (deficit), and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted the audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garden State Investments, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                           ERNST & YOUNG LLP

Denver, Colorado
September 4, 1998

               GARDEN STATE INVESTMENTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                                  June 30,
                                                                                         --------------------------
                                 ASSETS                                                    1998              1997
                                                                                         --------          --------
                                                                                                  (In thousands)
CURRENT ASSETS
  Cash and cash equivalents....................................................          $    996          $  7,736
  Trade accounts receivable, less allowance for doubtful accounts of
   $3,226 and $2,696 at June 30, 1998 and 1997, respectively...................            29,367            27,280
  Receivable from affiliates and parent........................................            29,191             3,888
  Other receivables ...........................................................             1,504             1,150
  Inventories of newsprint and supplies........................................             4,261             5,315
  Prepaid expenses and other assets...........................................              2,712             3,011
  Income tax receivable........................................................               694                --
                                                                                         --------          --------
     TOTAL CURRENT ASSETS......................................................            68,725            48,380

PROPERTY, PLANT AND EQUIPMENT
  Land.........................................................................             5,485             4,954
  Buildings and improvements...................................................            39,467            37,138
  Machinery and equipment......................................................            98,622            96,851
                                                                                         --------          --------
       TOTAL PROPERTY, PLANT AND EQUIPMENT.....................................           143,574           138,943
  Less accumulated depreciation and amortization...............................            57,752            56,233
                                                                                         --------          --------
       NET PROPERTY, PLANT AND EQUIPMENT.......................................            85,822            82,710

OTHER ASSETS
  Investment in partnership....................................................             7,479             6,365
  Subscriber accounts, less accumulated amortization of
    $48,260 and $44,466 at June 30, 1998 and 1997, respectively................            52,919            50,924
  Excess of cost over fair value of net assets acquired, less accumulated amortization of $14,330 and $11,468 at
    June 30, 1998 and 1997, respectively ......................................           107,934            84,401
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $17,669 and
    $15,861 at June 30, 1998 and 1997, respectively............................             5,686             6,685
  Other........................................................................             1,351             1,985
                                                                                         --------          --------
     TOTAL OTHER ASSETS........................................................           175,369           150,360
                                                                                         --------          --------


TOTAL ASSETS...................................................................          $329,916          $281,450
                                                                                         --------          --------
                                                                                         --------          --------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                                  June 30,
                                                                                         --------------------------
                                                                                           1998              1997
                                                                                         --------          --------
                                                                                     (In thousands, except  share data)
               LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
   Trade accounts payable...................................................             $  4,962          $  5,712
   Accrued employee compensation............................................                7,714             5,134
   Accrued interest.........................................................                8,135             7,671
   Other accrued liabilities................................................               13,765             6,913
   Unearned income..........................................................                9,627             8,378
   Income taxes............................................................                    --             1,256
   Current portion of long-term debt and obligations under capital leases...                2,520             6,247
                                                                                         --------          --------
                  TOTAL CURRENT LIABILITIES.................................               46,723            41,311

OBLIGATIONS UNDER CAPITAL LEASES............................................                7,484             7,477

LONG-TERM DEBT..............................................................              240,307           230,586

OTHER LIABILITIES...........................................................                3,379             5,092

DEFERRED INCOME TAXES.......................................................               13,081            12,215

SHAREHOLDER'S EQUITY (DEFICIT)
  Common stock, par value $1.00 per share; authorized 1,000
    shares; 1,000 shares issued and outstanding.............................                    1                 1
  Additional paid-in-capital................................................               34,734            34,734
  Deficit...................................................................              (15,793)          (49,966)
                                                                                         --------          --------
                  TOTAL SHAREHOLDER'S EQUITY (DEFICIT)......................               18,942           (15,231)
                                                                                         --------          --------



TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)........................             $329,916          $281,450
                                                                                         --------          --------
                                                                                         --------          --------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 GARDEN STATE INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Fiscal Years Ended June 30,
                                                   ----------------------------------
                                                     1998        1997          1996
                                                   --------     --------     --------
                                                            (In thousands)
REVENUES
  Advertising....................................  $230,175     $209,541     $197,954
  Circulation....................................    42,957       38,707       39,930
  Other..........................................    10,104        8,734        7,546
                                                   --------     --------     --------
      TOTAL REVENUES.............................   283,236      256,982      245,430

COSTS AND EXPENSES
  Cost of sales..................................   100,824       92,274       98,469
  Selling, general and administrative............   114,894      107,283      100,230
  Management fees................................       682        1,550        2,008
  Depreciation and amortization..................    25,497       20,688       21,841
  Interest expense...............................    27,641       27,079       29,345
  Other..........................................     5,334        5,151        4,511
                                                   --------     --------     --------
      TOTAL COSTS AND EXPENSES...................   274,872      254,025      256,404

GAIN ON SALE OF NEWSPAPER PROPERTY...............    31,829       30,575        8,291
                                                   --------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS.........................    40,193       33,532       (2,683)
INCOME TAX BENEFIT (EXPENSE).....................    (6,020)        (426)       2,012
                                                   --------     --------     --------

INCOME (LOSS) BEFORE EXTRAORDINARY  LOSS.........    34,173       33,106         (671)

EXTRAORDINARY LOSS (net of taxes of $689)........        --        8,772           --
                                                   --------     --------     --------
NET INCOME (LOSS)................................  $ 34,173     $ 24,334     $   (671)
                                                   --------     --------     --------
                                                   --------     --------     --------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE INVESTMENTS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)

                                                      ADDITIONAL                   TOTAL
                                              COMMON   PAID-IN-                 SHAREHOLDER'S
                                              STOCK    CAPITAL     DEFICIT     EQUITY (DEFICIT)
                                              -----   ----------   -------     ----------------
                                                                (In thousands)
BALANCE AT JUNE 30, 1995 ...................   $1      $34,734     $(73,629)      $(38,894)
  Loss .....................................   --           --         (671)          (671)
                                               --      -------     --------       --------
BALANCE AT JUNE 30, 1996 ...................    1       34,734      (74,300)       (39,565)
  Net income ...............................   --           --       24,334         24,334
                                               --      -------     --------       --------
BALANCE AT JUNE 30, 1997 ...................    1       34,734      (49,966)       (15,231)
  Net income ...............................   --           --       34,173         34,173
                                               --      -------     --------       --------
BALANCE AT JUNE 30, 1998 ...................   $1      $34,734     $(15,793)      $ 18,942
                                               --      -------     --------       --------
                                               --      -------     --------       --------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  GARDEN STATE INVESTMENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Fiscal Years Ended June 30,
                                                   -----------------------------------
                                                      1998         1997        1996
                                                      ----         ----        ----
                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................. $  34,173    $  24,334    $   (671)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation .................................    11,639        9,269       9,762
    Amortization .................................    13,234       10,211      11,499
    Gain on sale of newspaper assets .............   (31,820)     (30,579)     (8,621)
    Provision for losses on accounts receivable ..     2,737        2,538       2,510
    Amortization of debt discount ................     1,741        2,060       1,696
    Debt issue cost and repurchase premiums ......     2,244       11,327       1,092
    Distributions in excess of (less than)
      earnings from investment in partnership ....    (1,114)          23        (610)
    Deferred income tax benefit ..................      (609)      (3,527)     (2,529)
    Deferred interest ............................     2,335        2,100       1,931
    Change in operating assets and liabilities:
      Accounts receivable ........................    (1,109)      (4,278)     (3,403)
      Inventories ................................     2,235       (1,146)      1,799
      Prepaid expense and other assets ...........       939         (308)       (558)
      Accounts payable and accrued liabilities ...    (4,243)       2,539      (5,047)
      Unearned income ............................      (458)         703          22
      Affiliate account balances .................   (25,303)      (2,365)        303
      Other assets and liabilities ...............     3,447         (350)       (517)
      Other ......................................       (74)        (170)         --
                                                   ---------    ---------    --------
        NET CASH FLOWS FROM OPERATING ACTIVITIES..    10,142       22,381       8,658

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of newspaper property and other assets ....    43,030       47,776      50,647
  Business acquisitions ..........................   (49,768)     (55,573)    (35,668)
  Purchase of machinery and equipment ............    (7,206)      (8,267)     (8,079)
                                                   ---------    ---------    --------
        NET CASH FLOWS FROM INVESTING ACTIVITIES..   (13,944)     (16,064)      6,900

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of long-term debt .....................   103,914      132,064      37,300
  Reduction of long-term debt ....................  (102,470)    (120,773)    (60,240)
  Reduction of non-operating liabilities .........    (2,138)      (2,960)     (4,194)
  Debt issuance cost and repurchase premiums......    (2,244)     (11,327)     (1,092)
                                                   ---------    ---------    --------
        NET CASH FLOWS FROM FINANCING ACTIVITIES..    (2,938)      (2,996)    (28,226)
                                                   ---------    ---------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..    (6,740)       3,321     (12,668)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....     7,736        4,415      17,083
                                                   ---------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......... $     996    $   7,736    $  4,415
                                                   ---------    ---------    --------
                                                   ---------    ---------    --------

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

                         GARDEN STATE INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

INCOME TAXES

     The Company files a consolidated tax return with Affiliated Newspapers Investments, Inc. ("ANI"), the parent of Garden State. However, the Company accounts for income taxes on a separate return basis utilizing the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities.

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

NOTE 2:  INVESTMENT IN PARTNERSHIP

     Effective March 1990, York Newspapers, Inc. ("YNI"), a subsidiary of the Company, entered into a general partnership; York Newspaper Company (the "Agency"), with York Daily Record, Inc. ("YDR"). YNI, YDR and the Agency entered into a joint operating agreement under which the Agency is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. The Agency publishes THE YORK DISPATCH, a daily evening paper, THE YORK DAILY RECORD, a daily morning paper, and the YORK SUNDAY NEWS. YNI has a 57.5% interest in the Agency. YNI's investment in the Agency is recorded in the accompanying consolidated balance sheets under the equity method. The Company's investment in the Agency, which originally represented the net book value of assets and liabilities contributed to the Agency, was approximately $7.5 million and $6.4 million in fiscal years ended June 30, 1998 and 1997, respectively. The Agency made cash distributions to YNI in the amount of $7.3 million, $7.2 million and $4.9 million in fiscal years 1998, 1997 and 1996.

     In September 1996, the Company signed a call/put agreement under which YNI can purchase YDR's interest in the Agency or YDR can put its interest in the Agency to YNI. The base call and put price is $32.0 million and $25.0 million, respectively, and is adjusted annually based on changes in the consumer price index (not to exceed 2-1/2%). The call option may be exercised on January 1, 2004 and expires on January 1, 2005. The put may be exercised at any time after the expiration of the call through June 30, 2008.

     The Company is not currently responsible for any liabilities of the Agency, contingent or otherwise. Management believes that the Agency is well capitalized and does not anticipate the Agency requiring any capital contributions from its partners in the near future.

NOTE 3:  ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

     FISCAL 1998

     On May 1, 1998, the Company acquired substantially all the assets used in the publication of the VALLEY NEWS TODAY, a morning newspaper published five times a week in Shenandoah, Iowa and three weekly publications distributed primarily in Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash plus an adjustment for working capital and covenant not to complete with the prior owners, with a discounted value of approximately $0.6 million.

                         GARDEN STATE INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

     On December 16, 1997, the Company acquired substantially all the assets used in the publication of the PRESS-TELEGRAM, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash, plus an adjustment for working capital. Proceeds from the sale of the NORTH JERSEY HERALD & NEWS (discussed below) were used to fund the acquisition.

     FISCAL 1997

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

     FISCAL 1996

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

     All the acquisitions described above were accounted for as purchases. Accordingly, the results of their operations were included since the date of acquisition. The assets acquired and liabilities assumed have been recorded at their estimated fair market value at the date of acquisition. The fair values of the newspapers acquired in fiscal 1998 are based on independent appraisals and management's best estimate and are subject to change in the final allocation of the purchase price. The excess of cost over fair value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 to 6 years, respectively.

DISPOSITIONS

     FISCAL 1998

     On December 5, 1997, the Company sold substantially all the assets used in the publication of the NORTH JERSEY HERALD & NEWS and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses.

                         GARDEN STATE INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

     DISPOSITIONS (CONTINUED)

     FISCAL 1997

     On February 13, 1997, the Company sold substantially all the assets used in the publication of the POTOMAC NEWS and two weekly publications for $47.7 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses.

     FISCAL 1996

     On May 1, 1996, the Company sold the common stock of The Johnstown Tribune Publishing Company, which publishes THE TRIBUNE-DEMOCRAT, to American Publishing
(1991), Inc. in exchange for $32.6 million in cash and substantially all the assets used in the publication of the following daily and weekly newspapers:

Newspaper Location               Daily Publication               Weekly Publication
--------------------------       -----------------               -----------------------------
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

--------------------------

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

                         GARDEN STATE INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:  LONG-TERM DEBT (CONTINUED)

DEBT RESTRUCTURING

     On October 1, 1997 and February 12, 1998, Garden State issued $250.0 million and $50.0 million, respectively, of 8.75% Senior Subordinated Notes due 2009. Proceeds from the sale of these notes of $300.3 million were used to paydown balances then outstanding under the Garden State Bank Credit Agreement. In conjunction with the issuance of the 8.75% Senior Subordinated Notes Garden State paid approximately $7.3 million of fees and expenses of which $2.2 million was allocated to the Company. The Company elected to charge the debt issuance cost to fiscal year 1998 expense and, accordingly, the cost has been included in other expense in the accompanying Consolidated Statement of Operations.

     As a result of certain refinancing and debt prepayments on October 31, 1996, Garden State allocated to the Company debt issuance costs of approximately $1.9 million. In addition, the Company paid approximately $9.5 million of make-whole premiums to the holders of the senior secured notes, who were prepaid in full. The make-whole premiums have been included in the accompanying Consolidated Statements of Operations as an extraordinary loss net of applicable income tax benefits. The Company elected to charge the $1.9 million of debt issuance cost to fiscal year 1997 expense and accordingly, the cost has been included in other expense in the accompanying Consolidated Statements of Operations.

LONG-TERM DEBT

     Allocated long-term debt consisted of the following at each year end:

                                                                                June 30,
                                                                         ---------------------
                                                                           1998         1997
                                                                         --------     --------
                                                                             (In thousands)
     Bank Credit Agreement.......................................   (I)  $ 12,600     $ 83,614
     NJNI bank credit facility...................................  (II)        --       16,750
     Various Notes, payable through December 2002................ (III)    11,565       12,966
     12.00% Senior Subordinated Secured Notes, Due July 1, 2004..  (IV)   100,000      100,000
     8.75% Senior Subordinated Notes, due 2009...................   (V)    92,482           --
     Notes payable to certain shareholders of ANI................  (VI)     2,971        2,629
     Subordinated Term Note to Parent............................ (VII)    23,209       20,874
                                                                         --------     --------
                                                                          242,827      236,833
     Less current portion of long-term debt......................           2,520        6,247
                                                                         --------     --------
                                                                         $240,307     $230,586
                                                                         --------     --------
                                                                         --------     --------

I. In conjunction with the October 31, 1996, refinancing previously discussed, Garden State entered into an amended and restated bank credit facility (the "Bank Credit Agreement"). The following components of the Bank Credit Agreement are secured by certain assets of the Company at June 30, 1998:

          a. A $27.0 million Senior Secured Revolving Credit Facility ("RCB") with sublimits of $7.0 million available for standby letters of credit and $5.0 million available for same day borrowings under a swingline facility. No principal payments are required under RCB until March 31, 2004, at which time the commitment is terminated and all then outstanding balances are due and payable. As of June 30, 1998, approximately $22.0 million was available under RCB. RCB is secured by a first priority lien on the common stock and substantially all of the assets of GSI.

                         GARDEN STATE INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:  LONG-TERM DEBT (CONTINUED)

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

         c. A $72.0 million Senior Secured Revolving Credit Facility ("RCC") with a final maturity of March 31, 2004. The commitment under RCC requires quarterly principal payments beginning on September 30, 1997, with total annual payments of $7.5 million in fiscal years 1999 and 2000, $12.0 million in fiscal years 2001 and 2002, $14.0 million in 2003 and $19.0 million in 2004. RCC is secured by a first priority lien on the common stock and substantially all the assets of GSI.

              All borrowings under the Bank Credit Agreement, except loans under the swingline facility, bear interest at rates based upon, at Garden State's option, Eurodollar or prime, plus a spread based on Garden State's leverage. Borrowings under the swingline facility bear interest at prime plus a spread based on Garden State's leverage. Interest on prime borrowings under the Bank Credit Facility is payable quarterly. Interest on Eurodollar borrowings is due at the end of the applicable interest rate period or quarterly if the interest rate period exceeds three months. In addition, the Company and Garden State pay an annual commitment fee of 0.50% on the unused commitment under RCB. If the ratio of Garden State total debt to operating cash flow is less than 4.00 to 1.00, the commitment fee is reduced to 0.375%.

II. In fiscal year 1998, the Company paid off and terminated the NJNI Bank Credit Facility, in conjunction with the previously discussed sale of the NORTH JERSEY HERALD & NEWS.

III. In connection with various acquisitions, Garden State and the Company have issued notes payable to prior owners, including non-compete agreements, and assumed certain debt obligations. The notes payable and debt obligations bear interest at rates ranging from zero to 9.0%. Obligations bearing interest at below market rates were discounted at rates ranging from 7.8% to 12.0%.

IV. In May 1994, Garden State issued $100.0 million of 12.0% Senior Subordinated Secured Notes due July 1, 2004. Interest accruing on the Senior Subordinated Secured Notes is payable semi-annually, in arrears, on January 1 and July 1. The indebtedness evidenced by the 12.0% Senior Subordinated Secured Notes is subordinated and junior in right of payment to obligations under the Bank Credit Agreement and notes payable to prior owners. No principal payments are required until July 1, 2004, at which time the outstanding principal amount is due and payable. The 12.0% Senior Subordinated Secured Notes are secured by a second lien on the stock of the Company.

V. On October 1, 1997, and February 12, 1998, Garden State issued $250.0 million and $50.0 million, respectively, of 8.75% Senior Subordinated Notes due 2009. The 8.75% Senior Subordinated Notes were issued at a slight premium resulting in net proceeds to Garden State of $300.3 million, excluding related debt issuance cost. Interest accruing on the 8.75% Senior Subordinated Notes is payable semi-annually in arrears on October 1 and April 1. No principal payments are required until October 1, 2009, at which time the outstanding principal amount is due and payable. The 8.75% Senior Subordinated Notes are general unsecured obligations of Garden State ranking PARI PASSU in right of payment with the existing Senior Subordinated Secured Notes and all other future senior subordinated indebtedness of Garden State and senior in right of payment to all existing and future subordinated indebtedness of Garden State, which is made expressly junior thereto; however, the Company's 12.0% Senior Subordinated Secured Notes are secured by a second priority lien only on all of the capital stock of GSI. Secured PARI PASSU debt will, to the extent such security is then available, have a claim prior to the holders of the 8.75% Senior Subordinated Notes with respect to the value of the GSI Stock. Garden State used the net proceeds to reduce bank debt at Garden State.

                         GARDEN STATE INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: LONG-TERM DEBT (CONTINUED)

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

VII. In May 1994, North Jersey Newspapers Company ("NJNCO"), a subsidiary of NJNI, issued a $15.0 million subordinated term note to Garden State. The subordinated term note bears interest at 10.89% compounded semi-annually. As of June 30, 1998 and 1997, no interest payments have been made on this note and, accordingly, $8.2 million and $5.9 million, respectively, of accrued and unpaid interest has been included in the balance.

The Bank Credit Agreement contains certain restrictive covenants which relate to the incurrence of additional debt, capital expenditures and distributions. Additionally, the agreement requires the maintenance of certain financial ratios based on leverage, debt service coverage, interest coverage and fixed charges coverage.

     Maturities of long-term debt as of June 30, 1998, for the five fiscal years ending June 30, 2003 and thereafter, are as follows (in thousands):

               1999........................   $  2,520
               2000........................      2,727
               2001........................      2,422
               2002........................      5,475
               2003........................      7,348
               Thereafter..................    222,335
                                              --------
                                              $242,827
                                              --------
                                              --------


     Interest paid during the fiscal years ended June 30, 1998, 1997 and 1996 was approximately $21.5 million, $24.0 million and $27.2 million, respectively.

     Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to Garden State totaling approximately $2.1 million as of June 30, 1998. In addition, the Company issued approximately $2.5 million of additional letters of credit in support of its obligations under non-compete agreements entered into in connection with the August 31, 1995, acquisition.

     The fair market value of the 12.0% Senior Subordinated Secured Notes and the 8.75% Senior Subordinated Notes at June 30, 1998 was approximately $112.0 million and $93.9 million, respectively. The carrying value of the Company's long-term debt, which has interest rates tied to prime or LIBOR, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices of these types of securities and its inability to estimate its fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price net of remaining original issue discounts, if applicable.

INTEREST RATE SWAPS

     Effective April 1, 1997, Garden State entered into a two-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. Garden State uses interest rate swaps to manage its floating rate debt to minimize, in part, Garden State's exposure to the uncertainty of floating interest rates. Garden State accounts for the differences paid or received under this agreement as an adjustment to interest expense. As of June 30, 1998, the interest rate swap had a market loss of $0.4 million. Upon termination of the hedge or sale of the interest rate swap agreement, any

                         GARDEN STATE INVESTMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTEREST RATE SWAPS (CONTINUED)

gain or loss associated with the termination or sale will be immediately recognized. Garden State is exposed to credit loss related to the interest rate swap to the extent such interest rate swap has a market gain and the counterparty to the agreement fails to perform under the agreement. Garden State does not anticipate that the counterparty will fail to meet its obligation because of its high credit rating.

NOTE 5:  LEASES

     A subsidiary of the Company leases an operating facility under a capital lease. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets as follows:

                                                          June 30,
                                                     -----------------
                                                       1998     1997
                                                     -------   -------
                                                       (In thousands)
          Building.................................. $ 6,934   $ 6,934
          Accumulated amortization..................   2,042     1,811
                                                     -------   -------
            Assets under capital leases, net........ $ 4,892   $ 5,123
                                                     -------   -------
                                                     -------   -------


     The Company's subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $1.8 million, $1.9 million and $2.1 million for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows:

     Fiscal Years Ending                                 Capital     Operating
     -------------------                                 Leases       Leases
                                                         -------     ---------
                                                           (In thousands)
     1999..............................................  $   821     $  1,563
     2000..............................................      867        1,561
     2001..............................................      931        1,285
     2002..............................................      931          751
     2003..............................................      931          309
     Thereafter........................................   14,972           --
                                                         -------     --------
        Total minimum lease payments...................   19,453     $  5,469
                                                                     --------
                                                                     --------
      Less amount representing interest................   11,990
                                                         -------
        Present value of net future lease payments.....  $ 7,463
                                                         -------
                                                         -------


NOTE 6:  RETIREMENT PLANS

     The Company and a majority of its newspaper properties participate in retirement/savings plans and, in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of the Company's full-time employees are covered by one of these plans. Total expense for these plans for the fiscal years ended June 30, 1998, 1997 and 1996, was approximately $1.8 million, $1.9 million, and $1.4 million, respectively.

     In general, the Company contributes one or two percent of an employee's salary to the plan for each employee who works at least 1,000 hours annually and is not covered by a collective bargaining agreement. The Company, at its discretion, may contribute an additional one or two percent for each participant in the plan who makes a voluntary contribution of at least two percent of his or her salary. The Company's contribution may be suspended annually at management's discretion.

                        GARDEN STATE INVESTMENTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  INCOME TAXES

     The income tax provision (benefit) for each of the three years ended June 30, 1998, 1997 and 1996, consists of the following:

                                 1998            1997            1996
                                ------          ------          ------
                                           (IN THOUSANDS)
Current:
  State ...............        $ 2,367         $ 3,221         $   441
  Federal .............          4,261             773              76
Deferred:
  State ...............            112            (769)           (695)
  Federal .............           (721)         (2,799)         (1,834)
                               -------         -------         -------
Net (benefit) provision        $ 6,019         $   426         $(2,012)
                               -------         -------         -------
                               -------         -------         -------

     A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement earnings before income taxes for the three years ended June 30, 1998, 1997 and 1996 is as follows:

                                                                 1998         1997          1996
                                                                 ----         ----         -----
Statutory Federal income tax rate .......................         35%          35%          (35%)
  Effect of:
     State income tax net of federal benefit ............          4            5            22
     Utilization of net operating losses ................        (16)         (25)          (55)
     Book/tax basis difference associated with
        acquisitions and non-deductible acquisition costs          1            1          (200)
     Sales of assets ....................................         (5)         (18)           --
     Extraordinary loss .................................         --            3            --
     Other, net .........................................         (4)           1            --
                                                                 ----         ----         -----

Financial statement effective tax rate ..................         15%           2%         (268%)
                                                                 ----         ----         -----
                                                                 ----         ----         -----

Components of the long-term deferred tax assets and liabilities are as follows:

                                                                                    June 30,
                                                                             1998              1997
                                                                            -------          --------
                                                                                 (In thousands)
Deferred tax assets:
   Net operating losses and other credits..........................         $10,673          $ 14,258
   Other...........................................................           9,435             7,648
                                                                            -------          --------
                                                                             20,108            21,906
   Valuation allowance.............................................          (9,109)          (14,947)
                                                                            -------          --------
   Deferred tax assets.............................................          10,999             6,959

Deferred tax liabilities:
   Fixed assets....................................................          11,085             7,583
   Intangibles.....................................................          12,178             8,241
   Other...........................................................             817             3,350
                                                                            -------          --------
   Deferred tax liabilities........................................          24,080            19,174

                                                                            -------          --------
Net deferred tax liabilities.......................................         $13,081          $ 12,215
                                                                            -------          --------
                                                                            -------          --------

                        GARDEN STATE INVESTMENTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: INCOME TAXES (CONTINUED)

     In fiscal years 1998 and 1997, the Company generated federal taxable income which was offset by operating loss carryforwards. However, since the federal tax laws do not allow the Company to completely offset taxable income with loss carryforwards, the Company did incur alternative minimum tax which can be carried forward as a credit to future taxes payable. Other deferred tax assets are the result of timing differences associated with bad debt allowances, capital leases and acquisition related items. The Company's current year utilization of operating loss carryforwards also reduced the Company's valuation allowance by $16.0 million, which was recorded as a benefit in current year income tax expense.

     At June 30, 1998, Garden State has approximately $27.9 million of net operating loss carryforwards for tax reporting purposes available to offset its future taxable income which expire in 2006 through 2011 and $5.1 million of alternative minimum tax credit carryforwards.

     The Company and Garden State made state and federal income tax payments of approximately $9.0 million, $3.0 million and $0.6 million during fiscal years 1998, 1997 and 1996, respectively.

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

     Under the terms of a newsprint contract, the Company and Garden State, through MNG, has agreed to purchase approximately 4,300 tons per month of newsprint at a fixed price under contracts expiring December 31, 1999 and August 31, 2000. Management does not expect that it will purchase less than the required amount; however, if it should default on the purchase obligation, MNG, Garden State and/or the Company would be responsible for damages, if any, incurred by the seller.

NOTE 10: SUBSEQUENT EVENTS

     On August 22, 1998 the Company acquired a 50% interest in Charleston Newspapers, a joint venture, which publishes the CHARLESTON GAZETTE (morning), and CHARLESTON DAILY MAIL (evening) newspapers, six days a week and the SUNDAY GAZETTE-MAIL, under the terms of a JOA. The acquisition included rights to the masthead of the CHARLESTON DAILY MAIL; thus, the Company is responsible for the editorial content of the CHARLESTON DAILY MAIL. Charleston Newspapers had daily and Sunday circulation of approximately 93,000 and 102,000, respectively, as of March 31, 1998. The acquisition price of approximately $47.0 million was funded with borrowings under the Company's Bank Credit Agreement.

                        GARDEN STATE INVESTMENTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SUBSEQUENT EVENTS (CONTINUED)

     Garden State has agreed to acquire substantially all the assets used in the publication of a morning newspaper in New Mexico. The assets will be purchased for $5.0 million in cash, a note with a discounted value of $7.7 million, plus a covenant not to compete with the prior owners with a discounted value of approximately $3.2 million. The newspaper has daily and Sunday circulation of approximately 17,000 and 18,000 , respectively. Closing is expected to occur on September 30, 1998.

     The acquisitions above will be accounted for as purchases; accordingly, the consolidated financial statements will include the operations of the acquired newspapers from the date of acquisition.

LONG-TERM DEBT

     In the first quarter of fiscal year 1999, Garden State repurchased $36.0 million of its 12% Senior Subordinated Secured Notes at a premium of approximately $3.6 million. The premium will be recognized as an extraordinary loss in the first quarter of fiscal year 1999. Proceeds from borrowings under RCC and RCB of Garden State's Bank Credit Agreement were used to repurchase the 12.0% Senior Subordinated Secured Notes.

               GARDEN STATE INVESTMENTS, INC. AND SUBSIDIARIES


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FISCAL YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                               (In thousands)

                                        Balance at     Additions                                   Balance at
                                       Beginning of    Charged to        Net        Acquisitions     End of
                                          Period      Expense, Net    Deductions   (Dispositions)    Period
                                       ------------   ------------    ----------   --------------  ----------
YEAR ENDED JUNE 30, 1998
  Reserves and allowances deducted
    from asset accounts:

  Allowance for doubtful
   Accounts.....................          $2,696         $2,737         $2,514        $  307        $3,226

YEAR ENDED JUNE 30, 1997
  Reserves and allowances deducted
    from asset accounts:

  Allowance for doubtful
   Accounts.....................          $2,426         $2,923         $3,003        $ 350         $2,696

YEAR ENDED JUNE 30, 1996
  Reserves and allowances deducted
    from asset accounts:

  Allowance for doubtful
   Accounts.....................          $1,931         $2,510         $2,474        $ 459         $2,426

INDEX TO EXHIBITS

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
3.1*      -Second Amended and Restated Certificate of Incorporation.
3.2*      -Form of Fourth Amended and Restated Certificate of Incorporation.
3.5*      -Form of Certificate of Incorporation of Garden State Investments,
           Inc.
4.1*      -Form of Indenture.
4.2*      -Form of Second Pledge Agreement between Garden State Investments,
           Inc., Bank of New York, Wilmington Trust Company and William J. Wade.
10.1*     -Form of Senior Note Agreement between Garden State Newspapers, Inc.
           and certain of its subsidiaries, as obligors, and John Hancock Mutual
           Life Insurance Company, Lender.
10.2*     -Form of Garden State Credit Facility Agreement.
10.3*     -Form of NJNI Credit Facility Agreement.
10.4*     -Management Agreement dated July 1, 1988 between MediaNews Group, Inc.
           and the Registrant.
10.5*     -Employment Agreement dated April 26, 1985 between Garden State
           Newspapers, Inc. and William Dean Singleton, with April 30, 1986,
           October 1, 1988, and February 10, 1993 Amendments.
10.6*     -Amended and Restated Partnership Agreement of North Jersey Newspapers
           Company dated December 31, 1991 between North Jersey Newspapers, Inc., and Affiliated Newspapers Investment Company.
10.7*     -Joint Operating Agreement dated January 13, 1989 among York Daily
           Record, Inc., York Newspapers, Inc., and The York Newspapers Company.
10.8*     -Form of Tax Sharing Agreement by and between Garden State Newspapers,
           Inc. and Affiliated Newspapers Investments, Inc.
10.9*     -Form of Used Equipment Trade Agreement between Alameda Newspaper
           Group and Man Roland, Inc.
10.10*    -Form of Used Equipment Trade Agreement between North Jersey
           Newspapers Company and Man Roland, Inc.
10.11*    -Form of Agreement between Garden State Newspapers, Inc. and North
           Jersey Newspapers Company for an option to purchase three Colormatic
           Presses.
10.12*    -Consulting Agreement dated November 16, 1993 between J. Allan Meath and Garden State Newspapers, Inc.
10.13*    -Letter Agreement between Media General, Garden State Newspapers, Inc.
           and Affiliated Newspapers Investment Company, dated as of March 16,
           1994.
10.14*    -Purchase Agreement dated March 25, 1994, between Thomson Newspapers and Affiliated Newspapers Investments, Inc.
10.15*    -Amendment dated May 3, 1994, to Letter Agreement between Media
           General, Garden State Newspapers, Inc. and Affiliated Newspapers
           Investment Company dated as of March 16, 1994.
10.16*    -Form of Amendment and Restatement of Trust Agreement among Garden
           State Newspapers, Inc., Alameda Newspapers, Inc., Graham Newspapers,
           Inc., The Johnstown Tribune Publishing Company, Mid-States Newspapers,
           Inc., and York Newspapers, Inc.; John Hancock Mutual Life Insurance
           Company, John Hancock Variable Life Insurance Company and Mellon Bank
           N.A., as Trustee of AT&T Master Pension Trust; Bankers Trust Company,
           a New York banking corporation; Wilmington Trust Company, a Delaware banking corporation; and William J. Wade.
10.17*    -Form of Amended and Restated Pledge Agreement among Garden State
           Newspapers, Inc., its subsidiaries, John Hancock Mutual Life Insurance
           Company, John Hancock Variable Life Insurance Company and Mellon Bank,
           N.A., as Trustee of AT&T Master Pension Trust, Bankers rust Company, a
           New York banking corporation, Wilmington Trust Company, a Delaware banking corporation, and William J. Wade.

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
10.18*    -Form of Asset Purchase Agreement dated July 15, 1994, among Mid-State
           Newspapers, Inc., as Seller; Garden State Newspapers, Inc., as
           guarantor; Bristol Acquisition Corp., as Purchaser.
10.19*    -Asset purchase agreement and assumed debt agreements related to THE
           GLOUCESTER COUNTY TIMES and TODAY'S SUNBEAM asset acquisition.
10.20*    -Asset Purchase Agreement dated July 31, 1995, by and among EPC
           Holding, Inc., The Eagle Publishing Company, Reformer Publishing
           Corporation, Middletown Press Publishing Corporation, and Eagle Street
           Realty Trust, as Sellers, and New England Newspapers, Inc.,
           Brattleboro Publishing Company, Connecticut Newspapers, Inc. and
           Pittsfield Publications, Inc., as Purchasers.
10.21*    -Asset Purchase Agreement dated July 31, 1995, by and among Banner
           Publishing Corporation and Eagle Street Realty Trust, as Sellers, and
           New England Newspapers, Inc. and North Eastern Publishing Company, as
           Purchasers.
10.22*    -Asset Purchase Agreement dated August 24, 1995, by and among
           Connecticut Newspapers, Inc., as Seller, and Middletown Acquisition
           Corp., as Purchaser.
10.23*    -$42.0 million Credit Agreement dated August 31, 1995, among Garden
           State Newspapers, Inc., The Bank of New York and Bankers Trust
           Company, as Agents.
10.24*    -Agreement dated April 29, 1996, by and among American Publishing
           (1991) Inc., Berkshire Newspapers, Inc., Evening News Company, Sidney
           Publication Company, Sterling Publishing Company and Garden State
           Investments, Inc.
10.25*    -Agreement dated April 30, 1996, by and among Garden State
           Investments, Inc. and The Denver Post Corporation for the
           sale/purchase of the capital stock of Eastern Colorado Publishing
           Company.
10.26*    -Asset Purchase Agreement by and among Thomson Newspapers, Inc.,
           Seller, and Garden State Newspapers, Inc., Purchaser, relating to the
           PASADENA STAR-NEWS, WHITTIER DAILY NEWS, SAN GABRIEL VALLEY TRIBUNE
           and Various Related Publications Collectively Referred to by Seller as
           The Thomson L.A. News Group Published in Pasadena, Whittier and West
           Covina, California; The TIMES-STANDARD and Various Related
           Publications Published in Eureka, California; and THE EVENING SUN and
           Various Related Publications Published in Hanover, Pennsylvania, dated
           October 30, 1996.
10.27*    -$240,000,000 Credit Agreement Dated as of August 31, 1995, as Amended
           and Restated as of October 31, 1996, among Garden State Newspapers,
           Inc., the Banks listed in the signature pages hereof (including
           Bankers Trust Company, as Documentation Agent) and The Bank of New
           York (including in its capacity as Administrative and Syndication
           Agent), as Agent.
10.28*    -Asset Purchase Agreement dated as of February 13, 1997, by and among
           Mid-States Newspapers, Inc., as Seller, and Newspaper Holdings, Inc.,
           as Buyer.
10.29*    -Asset Purchase Agreement by and among Thomson Newspapers, Inc.,
           Seller, and Garden State Newspapers, Inc., Purchaser, relating to the
           SENTINEL & ENTERPRISE and various related publications published in
           Fitchburg, Massachusetts; THE DAILY NEWS and various related publications published in Lebanon, Pennsylvania; and THE DAILY
           NONPAREIL and various related publications published in Council
           Bluffs, Iowa, dated February 27, 1997.
10.30*    -Asset Purchase Agreement by and among Lowell Sun Publishing Company and Lowell Sun Realty Company (Sellers), Garden State Newspapers, Inc.
           (Purchaser), and John H. Costello, Jr., Alexander S. Costello, Thomas
           F. Costello, Andrew G. Costello, Charlotte E. LaPierre and Dana Biadi
           (Guarantors), Relating to the Acquisition of THE SUN and THE SUNDAY
           SUN dated July 31, 1997
10.31*    -Asset Purchase and Sale Agreement by and between Tower Media, Inc., as Seller; Jack Kent Cooke Incorporated as Guarantor; and Garden State
           Newspapers, Inc., as Purchaser, dated as of December 1, 1997
10.32*    -Indenture dated as of October 1, 1997, between Garden State
           Newspapers, Inc., and The Bank of New York, as Trustee, for the
           issuance of up to $300,000,000 of Series A & B 8-3/4% Senior
           Subordinated Notes due 2009
10.33*    -Subordinated Note Purchase Agreement between Garden State Newspapers,
           Inc., and Greenco, Inc., dated as of January 30, 1998

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
10.34*    - Note Purchase Agreement dated February 6, 1998, by and among Garden
           State Newspapers, Inc., and the Purchasers of $50,000,000 of 8-3/4%
           Notes due 2009
12.1*     -Computation of Ratio of Earnings to Fixed Charges.
21.1      -Subsidiaries of Registrant
27        -Financial Data Schedule

-----------------

*Previously Filed

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       GARDEN STATE NEWSPAPERS, INC.


Date:  September 18, 1997              By:
                                          -------------------------------------
                                           Joseph J. Lodovic, IV
                                           Executive Vice President and
                                           Chief Financial Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

               SIGNATURE                                         TITLE                                   DATE
------------------------------------------        ------------------------------------           ------------------
          /S/ William Dean Singleton                  Vice Chairman, President,                  September 18, 1998
------------------------------------------       Chief Executive Officer and Director
         (William Dean Singleton)                     (Chief Executive Officer)


          /S/ Joseph J. Lodovic, IV               Executive Vice President and Chief             September 18, 1998
------------------------------------------        Financial Officer (Chief Financial
         (Joseph J. Lodovic, IV)                               Officer)


          /S/ Richard B. Scudder                               Director                          September 18, 1998
------------------------------------------
         (Richard B. Scudder)


          /S/ Peter M. Miller                                  Director                          September 18, 1998
------------------------------------------
         (Peter M. Miller)


          /S/ Ronald A. Mayo                          Vice President Finance and                 September 18, 1998
------------------------------------------         Controller (Principal Accounting
         (Ronald A. Mayo)                                      Officer)