Form 10-Q
period 1998-09-30
GARDEN STATE NEWSPAPERS INC
filed 1998-11-13
CIK 918944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

            For the transition period from __________ to __________

                      Commission File Number____________


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

                     INDEX TO GARDEN STATE NEWSPAPERS, INC.

          REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
          ------------------------------------------------------------

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


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page 5 of this Form 10-Q.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page 5 of this Form 10-Q.



                                     PART II
-------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The Company is involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.



ITEM 2.  CHANGES IN SECURITIES
------------------------------

There were no changes in the rights of security holders during the quarter for which this report is filed.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

There were no defaults upon senior securities during the quarter for which this report is filed.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 5.  OTHER INFORMATION
--------------------------

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

27 - Financial Data Schedule.


Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the quarter ended September 30, 1998.



                                   SIGNATURES
-------------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       GARDEN STATE NEWSPAPERS, INC.



Dated: NOVEMBER 10, 1998              BY:  /S/ JOSEPH J. LODOVIC, IV
      -------------------                  -------------------------
                                                    Joseph J. Lodovic, IV
                                                    Executive Vice President,
                                                    Chief Financial Officer and
                                                    Duly Authorized Officer
                                                    of Registrant

                          GARDEN STATE NEWSPAPERS, INC.



                         INDEX TO FINANCIAL INFORMATION
                         ------------------------------


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
        Notes to Unaudited Condensed Consolidated Financial Statements..... 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS................................ 13

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                           September 30,              June 30,
                                                                               1998                     1998
                                                                           -------------              --------
                              ASSETS                                                    (In thousands)
CURRENT ASSETS
  Cash and cash equivalents......................................          $       5,272            $      999
  Accounts receivable, less allowance for doubtful
    accounts of $6,944 and $6,239 at September 30, 1998
    and June 30, 1998, respectively..............................                 54,934                51,731
  Inventories of newsprint and supplies..........................                  7,461                 7,286
  Prepaid expenses and other assets..............................                  3,176                 3,475
  Income tax receivable..........................................                  3,360                 1,687
                                                                           -------------            -----------
    Total Current Assets                                                          74,203                65,178

PROPERTY, PLANT AND EQUIPMENT
  Land...........................................................                 16,351                16,658
  Buildings and improvements.....................................                 61,230                61,060
  Machinery and equipment........................................                181,425               179,670
                                                                           -------------            -----------
      Total Property, Plant and Equipment........................                259,006               257,388
  Less accumulated depreciation and amortization.................                 67,432                63,588
                                                                           -------------            -----------
      Net Property, Plant and Equipment                                          191,574               193,800

OTHER ASSETS
  Investment in partnerships ....................................                 16,249                 7,479
  Subscriber accounts, less accumulated amortization of
    $56,843 and $53,446 at September 30, 1998 and June 30,
    1998, respectively...........................................                 99,707                98,712
  Excess of cost over fair value of net assets acquired, less accumulated amortization of $20,269 and $18,492
    at September 30, 1998 and June 30, 1998, respectively........                284,178               251,196
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $20,939 and
    $19,846 at September 30, 1998 and June 30, 1998,
    respectively.................................................                 14,716                15,810
  Other..........................................................                  7,595                 7,468
                                                                           -------------            -----------
      Total Other Assets                                                         422,445               380,665
                                                                           -------------            -----------

TOTAL ASSETS                                                               $     688,222            $  639,643
                                                                           -------------            -----------
                                                                           -------------            -----------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                           September 30,             June 30,
               LIABILITIES AND SHAREHOLDER'S EQUITY                           1998                     1998
                                                                           -------------            -----------
                                                                            (In thousands, except share data)
CURRENT LIABILITIES
  Trade accounts payable.........................................          $       6,271             $   5,684
  Accrued liabilities............................................                 52,119                49,279
  Unearned income...............................................                  14,914                14,829
  Current portion of long-term debt and capital lease obligation.                  8,609                 5,644
                                                                           -------------            -----------
      Total Current Liabilities                                                   81,913                75,436

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION......................                552,798               511,686

OTHER LIABILITIES................................................                  6,379                 6,479

DEFERRED INCOME TAXES............................................                 14,193                12,495

SHAREHOLDER'S EQUITY
  Common stock, par value $1.00 per share;
    authorized 1,000 shares; 1,000 shares issued
    and outstanding..............................................                      1                     1
  Additional paid-in capital.....................................                 78,570                78,570
  Deficit........................................................                (45,632)              (45,024)
                                                                           -------------            -----------
      Total Shareholder's Equity                                                  32,939                33,547
                                                                           -------------            -----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $     688,222            $   639,643
                                                                           -------------            -----------
                                                                           -------------            -----------



       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Three Months Ended September 30,
                                                                           ------------------------------------
                                                                               1998                     1997
                                                                           -------------            -----------
                                                                                       (In thousands)
REVENUES
  Advertising..........................................................    $      98,064            $    71,635
  Circulation..........................................................           26,301                 19,604
  Other................................................................            3,790                  3,435
                                                                           -------------            -----------
      TOTAL OPERATING REVENUES                                                   128,155                 94,674

COST AND EXPENSES
  Cost of sales........................................................           43,033                 31,607
  Selling, general and administrative..................................           58,256                 42,894
  Depreciation and amortization........................................           10,290                  8,037
  Interest expense.....................................................           13,032                  9,164
  Other, net...........................................................              795                    836
                                                                           -------------            -----------
      TOTAL COST AND EXPENSES                                                    125,406                 92,538
                                                                           -------------            -----------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                                  2,749                  2,136

INCOME TAX EXPENSE.....................................................             (858)                  (437)
                                                                           -------------            -----------

INCOME BEFORE EXTRAORDINARY LOSS                                           $       1,891            $     1,699

EXTRAORDINARY LOSS (NET OF TAXES OF $1,134)............................           (2,499)                    --
                                                                           -------------            -----------

NET INCOME (LOSS)                                                          $        (608)           $     1,699
                                                                           -------------            -----------
                                                                           -------------            -----------



       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Three Months Ended September 30,
                                                                                           ------------------------------------
                                                                                               1998                     1997
                                                                                           -------------            -----------
                                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)...................................................................     $        (608)           $     1,699
  Adjustments to reconcile loss to net cash provided by operating activities:
     Depreciation and amortization....................................................            10,135                  7,853
     Provision for losses on accounts receivable......................................             1,591                    923
     Amortization of debt discount....................................................               773                    668
     Loss on sale of assets...........................................................                --                     47
     Distributions in excess of (less than) earnings from investment in partnership...               235                   (427)
     Deferred income tax benefit......................................................               (42)                   (33)
     Debt repurchase premium..........................................................             3,633                     --
     Change in operating assets and liabilities.......................................            (1,318)                (4,390)
                                                                                           -------------            -----------
             NET CASH FLOWS FROM OPERATING ACTIVITIES                                             14,399                  6,340

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of newspaper properties....................................................           (48,201)               (51,931)
  Purchase of machinery and equipment (net)...........................................            (1,597)                (2,226)
                                                                                           -------------            -----------
             NET CASH FLOWS FROM INVESTING ACTIVITIES                                            (49,798)               (54,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction of long-term debt.........................................................           (39,727)                (9,341)
  Reduction of non-operating liabilities..............................................              (168)                  (131)
  Debt repurchase premium.............................................................            (3,633)                    --
  Issuance of long-term debt..........................................................            83,200                 55,000
                                                                                           -------------            -----------
             NET CASH FLOWS FROM FINANCING ACTIVITIES                                             39,672                 45,528
                                                                                           -------------            -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                                                4,273                 (2,289)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     999                  8,944
                                                                                           -------------            -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $       5,272            $     6,655
                                                                                           -------------            -----------
                                                                                           -------------            -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                                            $       8,289            $    12,753
                                                                                           -------------            -----------
                                                                                           -------------            -----------
  Income taxes paid                                                                        $           3            $       966
                                                                                           -------------            -----------
                                                                                           -------------            -----------





       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Garden State Newspapers, Inc.'s Annual Report on Form 10-K for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

    The unaudited condensed consolidated financial statements include the accounts of Garden State Newspapers, Inc. (the "Company" or "Garden State") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Garden State is a wholly owned subsidiary of Affiliated Newspapers Investments, Inc.

RELATED PARTY TRANSACTIONS

    MediaNews Group, Inc., an affiliate of Company, provides management services to the Company and its subsidiaries. Related management fees are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

RECLASSIFICATION

    Certain balance for the quarter ended September 30, 1997, have been reclassified to conform with the current quarterly presentation.

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

BUSINESS ACQUISITIONS

    On August 21, 1998 the Company acquired a 50% interest in Charleston Newspapers, a joint venture, which publishes the CHARLESTON GAZETTE (morning) and Charleston DAILY MAIL (evening), six days a week and the SUNDAY GAZETTE-MAIL, under the terms of a Joint Operating Agreement ("JOA"). Charleston Newspapers has daily and Sunday circulation of approximately 93,000 and 102,000, respectively, as of March 23, 1998. The acquisition included rights to the masthead of the Charleston DAILY MAIL; thus the Company is responsible for the editorial content of the Charleston DAILY MAIL. The acquisition price of approximately $47.0 million was funded with borrowings under the Company's Bank Credit Agreement.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

    The acquisition discussed above was accounted for as a purchase. The Company accounts for its JOA operations by including its pro rata share of revenue and expenses generated by the operation of the JOA on a line by line basis in the Consolidated Statement of Operations. The pro rata results of operations have been included since the date of acquisition since Charleston Newspapers is a JOA. The Company's 50% interest in the joint venture and the intangible assets acquired, have been recorded at their estimated fair market value as of the date of acquisition. These fair market values are based on management's preliminary estimates and are subject to change upon the final allocation of the purchase price. The excess of cost over fair market value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 8 years, respectively.

NOTE 2: LONG TERM DEBT

    In the first quarter of fiscal year 1999, the Company repurchased $36.0 million of its 12% Senior Subordinated Secured Notes at a premium of approximately $3.6 million. The premium was recognized as an extraordinary loss in the first quarter of fiscal year 1999. Proceeds from borrowings under RCC and RCB of the Company's Bank Credit Agreement were used to repurchase the 12.0% Senior Subordinated Secured Notes.

    The following table sets forth, after giving effect to borrowings associated with the August 21, 1998 acquisition previously discussed, the October 9, 1998, acquisition of the DAILY TIMES (discussed below in Note 4), and borrowings associated with the repurchase of 12.0% Senior Subordinated Secured Notes, the approximate expected scheduled maturities of long-term debt of the Company for the fiscal years indicated, are as follows (in thousands):

                     1999. . . . . . . . . . . . . . . . . . .    $   11,614
                     2000. . . . . . . . . . . . . . . . . . .        12,734
                     2001. . . . . . . . . . . . . . . . . . .        17,203
                     2002. . . . . . . . . . . . . . . . . . .        20,562
                     2003. . . . . . . . . . . . . . . . . . .        47,400
                     Thereafter. . . . . . . . . . . . . . . .       470,356
                                                                  ----------
                                                                   $ 579,869
                                                                  ----------
                                                                  ----------

INTEREST RATE SWAPS

    Effective April 1, 1997, the Company entered into a two-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. The Company uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates. The Company accounts for the differences paid or received under this agreement as an adjustment to interest expense. As of September 30, 1998 and 1997, the interest rate swap had a market loss of $0.4 million, respectively. The Company is exposed to a credit loss related to the interest rate swap to the extent such interest rate swap has a market gain and the counterparty to the agreement fails to perform under the agreement. The Company does not anticipate that the counterparty will fail to meet its obligation due to its high credit rating.

NOTE 3: COMMITMENTS

    The Company, through MediaNews Group, Inc., has entered into a newsprint swap covering 12,500 metric tons of newsprint, which expires on May 30, 2005. Garden State uses the swap to minimize in part, the Company's exposure to the uncertainty of future newsprint price increases. Settlements are made quarterly, and vary based on the difference between the fixed contract price and the average contract transaction price for all East Coast buyers. Garden State accounts for amounts received or paid under this agreement as an adjustment to newsprint expense.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4: SUBSEQUENT EVENTS

BUSINESS ACQUISITION

    Effective October 1, 1998, the Company acquired substantially all of the assets used in the publication of the DAILY TIMES, a morning newspaper published in Farmington, New Mexico, for cash and discounted notes, with the prior owners. The newspaper has daily and Sunday circulation of approximately 17,000 and 18,000, respectively, at March 31, 1998.

    The acquisition will be accounted for as a purchase; accordingly, the Consolidated Financial Statements will include the operations of the acquired newspaper from the date of acquisition.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------

REVENUES

    Revenues increased $33.5 million or 35.4% in the first quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The increase in revenue was primarily attributable to the July 31, 1997, acquisition of THE SUN; the December 16, 1997, acquisition of the PRESS-TELEGRAM; the January 29, 1997, acquisition of the DAILY NEWS; and the August 21, 1998 acquisition of the 50% interest in the Charleston Newspaper joint venture. Excluding newspaper acquisitions and dispositions, the Company's remaining newspaper operations ("existing newspapers") had a 1.8% increase in operating revenues for the first quarter 1999. Advertising revenues at these newspapers increased by approximately 3.7%, driven by continued growth in classified revenue, and retail and preprint revenue growth.

COST OF SALES

    Cost of sales increased $11.4 million or 36.1% in the first quarter of fiscal year 1999 compared to the same quarter of fiscal year 1998. The aforementioned acquisitions caused the majority of the cost of sales increase for the quarter ended September 30, 1998. Excluding newspaper acquisitions and dispositions, cost of sales increased approximately 1.3%, primarily driven by increased newsprint prices and consumption associated with advertising lineage and circulation volume increases.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $15.4 million or 35.8% in the first quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The aforementioned acquisitions caused almost all of the SG&A expense increase in the first quarter of fiscal year 1999. Excluding newspaper acquisitions and dispositions, SG&A expense increased approximately 1.0%. The increase in SG&A is associated with increases in advertising expenditures, which were primarily related to ongoing efforts to increase advertising lineage.

EBITDA

    EBITDA increased $6.7 million or 33.2%. The majority of the increase was due to acquisitions; however, the Company's existing newspapers realized a 4.0% increase in EBITDA, converting over 50% of the increase in revenue to EBITDA. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, the Company believes that EBITDA is an indicator and measurement of its leverage capacity and debt service ability.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $2.3 million in the first quarter of fiscal year 1999 as compared to the same period of fiscal year 1998. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense.

INTEREST EXPENSE

    Interest expense increased $3.9 million in the first quarter of fiscal year 1999 as compared to the same period in fiscal year 1998. Interest expense increased as a result of a $145.3 million increase in average debt outstanding, primarily associated with acquisitions. This increase was partially offset by a 21 basis point decrease in the average interest rate, mainly associated a reduction in the borrowing spread on bank debt, which was offset in part by an increase associated with the replacement of $300.0 million of bank debt with the 8.75% Senior Subordinated Notes issued on October 1, 1997 and February 12, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXTRAORDINARY LOSS

    In the first quarter of fiscal year 1999 the Company repurchased $36.0 million of its 12% Senior Subordinated Secured Notes at a premium of approximately $3.6 million. The premium net of income taxes was recorded as an extraordinary loss. Based on the Company's current bank interest rates, the repurchase will significantly reduce the Company's total interest expense in the future.

NET INCOME

    Garden State recorded adjusted net income of approximately $1.9 million in the first quarter of fiscal year 1999 after excluding the extraordinary loss of $2.5 million, as compared to a net income of $1.7 million in the first quarter of fiscal year 1998. The increase in adjusted net income is primarily attributable to a $4.4 million increase in operating profit offset by a $3.9 million increase in interest expense, primarily as a result of acquisitions, and a $0.4 million increase in tax expense resulting from the Company's improved operating results.

FINANCIAL CONDITION AND LIQUIDITY

    Net cash flows from operating activities were approximately $14.4 million and $6.3 million for the three months ended September 30, 1998 and 1997, respectively. The $8.1 million increase in cash flow from operating activities was primarily the result of a $6.7 million increase in operating profit, excluding depreciation and amortization, for the three months ended September 30, 1998, compared to the same period of the prior year, a $3.7 million reduction in the change in operating assets and liabilities, a $0.7 million decrease in cash tax expense (including the tax benefit from the extraordinary loss), and a $0.7 million improvement in partnership distributions, all of which were offset by a $3.8 million increase in cash interest expense.

    Net cash flows from investing activities were ($49.8) million and ($54.2) million for the three months ended September 30, 1998 and 1997, respectively. The ($4.4) million change was primarily the result of the Company spending a net $48.2 million on acquisitions in fiscal year 1999 compared to $51.9 million in the first quarter of fiscal year 1998.

    Net cash flows from financing activities were $39.7 million and $45.5 million for the three months ended September 30, 1998 and 1997, respectively. The change of approximately $5.9 million was primarily attributable to the Company borrowing a net $43.5 million in the first three months of fiscal 1999, compared to a net borrowing of $45.7 million in fiscal 1998, the majority of which was issued in conjunction with previously discussed acquisitions in each fiscal year. The $3.6 million of debt repurchase premiums also contributed to the increase.

LIQUIDITY

    After giving effect to the repurchase of $36.0 million of Senior Subordinated Secured Notes and the recent acquisitions, Garden State has $138.7 million available for future borrowings under the Bank Credit Agreement, net of approximately $4.5 million in outstanding letters of credit. Approximately $119.1 million of the availability under the Bank Credit Agreement is available solely for future business acquisitions.

    Based upon current and expected future operating results management believes that the Company will have sufficient cash flows from operations to fund scheduled payment of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. In addition to cash flows from operations, the Company has approximately $19.6 million available under a working capital facility as of the date of this report, which should be more than sufficient to fund unanticipated needs.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

LIQUIDITY (CONTINUED)

    As previously discussed, the Company has repurchased $36.0 million out of $100.0 million of its 12.0% Senior Subordinated Secured Notes. Beginning July 1, 1999, the Company can call the remaining $64.0 million outstanding 12.0% Senior Subordinated Secured Notes at 107.5%. The Company currently expects to call the Senior Subordinated Secured Notes at the first call date as a result of an anticipated annual interest savings in excess of $5.0 million, based on the full $100.0 million. Future repurchases of the Senior Subordinated Secured Notes will be financed by a combination of borrowings under the existing Garden State Bank Credit Agreement or a new bank credit facility, and cash flows from operations.

NEAR TERM OUTLOOK

    The majority of the large newsprint suppliers increased the price of standard 30 pound newsprint, by $40 per metric ton, beginning on September 1, 1998. However, the transaction price for large buyers of newsprint has stayed the same for the month of September. However, it appears that the increase, or a portion thereof, will stick for most buyers in October. Upward pressure in newsprint pricing continues to be fueled by the Abitibi Consolidated (the largest newsprint vendor in North America) strike at seven newsprint mills, which began on June 15, 1998 and remains unsettled with the union's recent rejection of a new contract. If the September price increase is fully implemented, the increase is not expected to have a significant impact on the Company's cash flows from operations as the Company expects to purchase approximately 41% of its fiscal 1999 newsprint requirements under fixed price contracts, entered into by MediaNews Group, expiring over the next 18 months to 26 months. The weighted average rate for contracted newsprint, which the Company anticipates receiving in fiscal year 1999, will be approximately $526 per metric ton. In addition, the Company has a contract that allows it to purchase 36,000 metric tons per year at a price equal to the lowest price which newsprint is sold to large North America newsprint purchasers, subject to quarterly adjustment. While there is no assurance that the Company will receive newsprint allocation as described above, based on current operations, management does not anticipate material changes in the allocation during fiscal year 1999.

    The Company and its subsidiaries may, from time to time, consider strategic or targeted newspaper acquisitions and dispositions. In the event an acquisition opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company to the extent current resources are insufficient.