Form 10-Q
period 1998-12-31
GARDEN STATE NEWSPAPERS INC
filed 1999-02-12
CIK 918944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the transition period from                  to
                                                   ---------------   ----------
                             Commission File Number
                                                    --------

                          GARDEN STATE NEWSPAPERS, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                     22-2675173
                  --------                                     ----------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                    Identification Number)

                1560 Broadway
              Denver, Colorado                                    80202
              ----------------                                    -----
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

                     INDEX TO GARDEN STATE NEWSPAPERS, INC.

           REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998
           -----------------------------------------------------------

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

ITEM 5.  OTHER INFORMATION
--------------------------

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

27 - Financial Data Schedule.



Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the quarter ended December 31, 1998.



                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GARDEN STATE NEWSPAPERS, INC.



Dated: February 11, 1999     By:  /s/ Joseph J. Lodovic, IV
       -----------------        ------------------------------------------------
                                      Joseph J. Lodovic, IV
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Duly Authorized Officer of Registrant

                          GARDEN STATE NEWSPAPERS, INC.



                         Index to Financial Information
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS:                                                                            PAGE
                                                                                                         ----
           Condensed Consolidated Balance Sheets..............................................             6
           Unaudited Condensed Consolidated Statements of Operations..........................             8
           Unaudited Condensed Consolidated Statements of Cash Flows..........................             9
           Notes to Unaudited Condensed Consolidated Financial Statements.....................            10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................................            13


                                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    (Unaudited)
                            ASSETS                                   December 31,       June 30,
                                                                         1998             1998
                                                                    -------------       ---------
                                                                              (In thousands)
CURRENT ASSETS
  Cash and cash equivalents .........................................  $     --          $    999
  Accounts receivable, less allowance for doubtful
    Accounts of $6,637 and $6,239 at December 31, 1998
    and June 30, 1998, respectively .................................    62,870            51,731
  Inventories of newsprint and supplies .............................     9,334             7,286
  Prepaid expenses and other assets .................................     4,603             3,475
  Income tax receivable .............................................        --             1,687
                                                                       --------          --------
    Total Current Assets ............................................    76,807            65,178

PROPERTY, PLANT AND EQUIPMENT
  Land ..............................................................    16,471            16,658
  Buildings and improvements ........................................    62,380            61,060
  Machinery and equipment ...........................................   184,664           179,670
                                                                       --------          --------
      Total Property, Plant and Equipment ...........................   263,515           257,388
  Less accumulated depreciation and amortization ....................    71,299            63,588
                                                                       --------          --------
      Net Property, Plant and Equipment .............................   192,216           193,800

OTHER ASSETS
  Investment in partnerships ........................................    17,372             7,479
  Subscriber accounts, less accumulated amortization of
    $60,320 and $53,446 at December 31, 1998 and June 30,
    1998, respectively ..............................................    99,630            98,712
  Excess of cost over fair value of net assets acquired, less
    Accumulated amortization of $22,394 and $18,492
    at December 31, 1998 and June 30, 1998, respectively ............   288,691           251,196
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $21,939 and
    $19,846 at December 31, 1998 and June 30, 1998,
    respectively ....................................................    16,548            15,810
  Other .............................................................     7,851             7,468
                                                                       --------          --------
      Total Other Assets ............................................   430,092           380,665
                                                                       --------          --------

TOTAL ASSETS                                                           $699,115          $639,643
                                                                       --------          --------
                                                                       --------          --------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
               LIABILITIES AND SHAREHOLDER'S EQUITY                       December 31,        June 30,
                                                                             1998               1998
                                                                           -----------        ----------
                                                                         (In thousands, except share data)
CURRENT LIABILITIES
  Trade accounts payable ...............................................   $   7,707           $   5,684
  Accrued liabilities ..................................................      44,777              49,279
  Unearned income ......................................................      14,154              14,829
  Income taxes .........................................................         966                  --
  Current portion of long-term debt and capital lease obligation .......      13,209               5,644
                                                                           ---------           ---------
      Total Current Liabilities ........................................      80,813              75,436

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION ............................     558,155             511,686

OTHER LIABILITIES ......................................................       6,446               6,479

DEFERRED INCOME TAXES ..................................................      12,592              12,495

SHAREHOLDER'S EQUITY
  Common stock, par value $1.00 per share;
    Authorized 1,000 shares; 1,000 shares issued
    and outstanding ....................................................           1                   1
  Additional paid-in capital ...........................................      78,570              78,570
  Deficit ..............................................................     (37,462)            (45,024)
                                                                           ---------           ---------
      Total Shareholder's Equity .......................................      41,109              33,547
                                                                           ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $ 699,115           $ 639,643
                                                                           ---------           ---------
                                                                           ---------           ---------

      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months                            Six Months
                                                         Ended December 31,                      Ended December 31,
                                                     -----------------------------        ------------------------------
                                                        1998               1997             1998                 1997
                                                     -----------------------------        ------------------------------
                                                                               (In thousands)
REVENUES
  Advertising .....................................   $111,170          $  79,210          $ 209,234           $ 150,845
  Circulation .....................................     27,385             20,235             53,686              39,838
  Other ...........................................      4,037              3,826              7,827               7,262
                                                      --------          ---------          ---------           ---------
    TOTAL OPERATING REVENUES ......................    142,592            103,271            270,747             197,945
COST AND EXPENSES
  Cost of sales ...................................     45,355             33,334             88,388              64,941
  Selling, general, and administrative ............     60,278             42,802            118,534              85,694
  Depreciation and amortization ...................     10,918              8,470             21,207              16,507
  Interest expense ................................     14,095             10,977             27,127              20,141
  Other, (net) ....................................      1,049              7,111              1,846               7,947
                                                      --------          ---------          ---------           ---------
    TOTAL COST AND EXPENSES .......................    131,695            102,694            257,102             195,230

GAIN ON SALE OF NEWSPAPERS ........................         --             31,829                 --              31,829
                                                      --------          ---------          ---------           ---------

NET INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS ..........................     10,897             32,406             13,645              34,544

INCOME TAX EXPENSE ................................      2,726              6,492              3,584               6,929
                                                      --------          ---------          ---------           ---------

INCOME BEFORE EXTRAORDINARY LOSS ..................      8,171             25,914             10,061              27,615

EXTRAORDINARY LOSS (NET OF TAXES OF $1,134) .......         --                 --             (2,499)                 --
                                                      --------          ---------          ---------           ---------

NET INCOME ........................................   $  8,171          $  25,914          $   7,562           $  27,615
                                                      --------          ---------          ---------           ---------
                                                      --------          ---------          ---------           ---------


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended December 31,
                                                                             -----------------------------
                                                                                1998                1997
                                                                             ---------           ---------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................  $   7,562           $  27,615
  Adjustments to reconcile income to net cash provided by
     operating activities:
   Depreciation and amortization ..........................................     20,606              16,177
   Gain on sale of newspaper properties and other assets ..................         --             (31,831)
   Provision for losses on accounts receivable ............................      2,879               1,922
   Amortization of debt discount ..........................................      1,636               1,366
   Debt issuance cost and repurchase premiums .............................      3,698               6,616
   Distributions less than earnings from investment in partnerships .......       (560)               (813)
   Deferred income tax (benefit) expense ..................................         97                (206)
   Change in operating assets and liabilities .............................    (17,664)               (907)
                                                                             ---------           ---------
        NET CASH FLOWS FROM OPERATING ACTIVITIES ..........................     18,254              19,939

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of newspaper property assets ......................................         --              43,000
   Purchase of newspaper properties .......................................    (53,986)            (91,740)
   Purchase of machinery, equipment (net) .................................     (3,890)             (3,794)
                                                                             ---------           ---------
        NET CASH FLOWS FROM INVESTING ACTIVITIES ..........................    (57,876)            (52,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt .............................................    100,629             303,538
   Debt issuance cost and repurchase premiums .............................     (3,698)             (6,616)
   Reduction of long-term debt ............................................    (57,991)           (253,833)
   Reduction of non-operating liabilities .................................       (317)               (419)
                                                                             ---------           ---------
        NET CASH FLOWS FROM FINANCING ACTIVITIES ..........................     38,623              42,670
                                                                             ---------           ---------

CHANGE IN CASH AND CASH EQUIVALENTS .......................................       (999)             10,075
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ...............................................................        999               8,944
                                                                             ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................  $      --           $  19,019
                                                                             ---------           ---------
                                                                             ---------           ---------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid ..........................................................  $  25,382           $  19,750
                                                                             ---------           ---------
                                                                             ---------           ---------
   Income taxes paid ......................................................  $       3           $   2,664
                                                                             ---------           ---------
                                                                             ---------           ---------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Garden State Newspapers, Inc.'s Annual Report on Form 10-K for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

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

RECLASSIFICATION

    Certain balances for the periods ended December 31, 1997, have been reclassified to conform with the current quarterly and year to date presentation.

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

    BUSINESS ACQUISITIONS

    On August 21, 1998 the Company acquired a 50% interest in Charleston Newspapers, a joint venture, which publishes the CHARLESTON GAZETTE (morning) and Charleston DAILY MAIL (evening), six days a week and the SUNDAY GAZETTE-MAIL, under the terms of a Joint Operating Agreement ("JOA"). Charleston Newspapers has daily and Sunday paid circulation of approximately 90,000 and 99,000, respectively, as of September 30, 1998. The acquisition included rights to the masthead of the Charleston DAILY MAIL; thus the Company is responsible for the editorial content of the Charleston DAILY MAIL. The acquisition price of approximately $47.0 million was funded with borrowings under the Company's Bank Credit Agreement.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

    The Company accounts for its JOA operations by including its pro rata share of revenue and expenses generated by the operation of the JOA on a line by line basis in the Consolidated Statement of Operations. The pro rata results of operations have been included since the date of acquisition since Charleston Newspapers is a JOA. The Company's 50% interest in the joint venture and the intangible assets acquired has been recorded at their estimated fair market value as of the date of acquisition. The fair market values are based on management's preliminary estimates and are subject to change upon the final allocation of the purchase price. The excess of cost over fair market value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 8 years, respectively.

    Effective October 1, 1998, the Company acquired substantially all of the assets used in the publication of the DAILY TIMES, a morning newspaper published in Farmington, New Mexico, for cash and discounted notes, with the prior owners. The newspaper has daily and Sunday paid circulation of approximately 16,700 and 18,000, respectively, at September 30, 1998. The acquisition was accounted for as a purchase; accordingly, the results of operations were included since the date of acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value as of the date of acquisition. These estimates are based on management's preliminary estimate and are subject to change upon the final allocation of the purchase price. The excess of cost over fair market value of the net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 years, respectively.

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

    The following table sets forth, after giving effect to borrowings associated with the August 21, 1998 and October 1, 1998 acquisitions previously discussed, and borrowings associated with the repurchase of 12.0% Senior Subordinated Secured Notes, the approximate expected scheduled maturities of long-term debt of the Company for the fiscal years indicated, are as follows (in thousands):

           1999. . . . . . . . . . . . . . . . . . .   $ 5,658
           2000. . . . . . . . . . . . . . . . . . .    12,623
           2001. . . . . . . . . . . . . . . . . . .    17,203
           2002. . . . . . . . . . . . . . . . . . .    20,562
           2003. . . . . . . . . . . . . . . . . . .    42,399
           Thereafter. . . . . . . . . . . . . . . .   465,456
                                                      --------
                                                      $563,901
                                                      --------
                                                      --------

INTEREST RATE SWAPS

    Effective April 1, 1997, the Company entered into a two-year interest rate swap agreement with a notional principal amount of $50.0 million and a fixed annual interest rate of 6.455%, plus the applicable spread. The Company uses interest rate swaps to manage its floating rate debt to minimize, in part, the Company's exposure to the uncertainty of floating interest rates. The Company accounts for the differences paid or received under this agreement as an adjustment to interest expense. As of December 31, 1998 and 1997, the interest rate swap had a market loss of $0.3 and $0.5 million, respectively. The Company is exposed to a credit loss related to the interest rate swap to the extent such interest rate swap has a market gain and the counterparty to the agreement fails to perform under the agreement. The Company does not anticipate that the counterparty will fail to meet its obligation due to its high credit rating.

NOTE 3: COMMITMENTS

    The Company, through MediaNews Group, Inc., has entered into newsprint swaps covering 37,500 metric tons of newsprint, which expires over the next seven to ten years. Garden State uses the swap to minimize in part, the Company's exposure to the uncertainty of future newsprint price fluctuations. Settlements are made on a monthly or quarterly basis, and vary based on the difference between the fixed contract price and the price as published in the Paper Trader (also known as the RISI index). The weighted average fixed price of newsprint under the swaps is $602 per metric ton. Garden State accounts for amounts received or paid under these agreements as an adjustment to newsprint expense. Garden State also participates in fixed price contracts, which currently allow the Company to purchase 30 pound newsprint at a weighted average price of $537 per metric ton.

NOTE 4: SUBSEQUENT EVENTS

BUSINESS ACQUISITION

    The Company agreed, subject to final contract, to form a partnership with the Donrey Newspapers LLC, to which Garden State will contribute its Alameda Newspaper Group, comprised of six daily newspapers published in the San Francisco Bay area; its San Gabriel Valley Newspapers, which includes three daily newspapers published in the Los Angeles area; the TIMES-STANDARD, a daily newspaper published in Eureka, California; and all the weekly publications published by these daily newspapers. Donrey Newspapers LLC will contribute its ten daily newspapers and two non-daily newspapers located in California, most of which are located in close proximity to Garden State Newspaper publications. The partnership will publish twenty daily newspapers with daily circulation of 523,000 and Sunday circulation of 487,000. The partnership will be majority owned and controlled by Garden State. The partnership is expected to be formed in Garden State's fiscal third quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATING RESULTS

Three Months Ended December 31, 1998 and 1997
---------------------------------------------

REVENUES

    Revenues increased $39.3 million or 38.1% in the second quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The increase in revenue was primarily attributable to the December 16, 1997, acquisition of the PRESS-TELEGRAM; the January 29, 1997, acquisition of the DAILY NEWS; the August 21, 1998 acquisition of the 50% interest in the Charleston Newspaper joint venture; and the October 1, 1998 acquisition of the DAILY TIMES. Excluding newspaper acquisitions and dispositions, operating revenue at the Company's remaining newspaper operations ("existing newspapers") also increased in the first quarter 1999. The increase in operating revenue at existing newspapers was driven by a 3.6% increase in advertising revenue from continued growth in classified, retail and preprint advertising.

COST OF SALES

    Cost of sales increased $12.0 million or 36.1% in the second quarter of fiscal year 1999 compared to the same quarter of fiscal year 1998. The aforementioned acquisitions caused the majority of the cost of sales increase for the quarter ended December 31, 1998. Excluding newspaper acquisitions and dispositions, cost of sales decreased approximately 1.6%.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $17.5 million or 40.8% in the second quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The aforementioned acquisitions caused the majority of the SG&A expense increase in the second quarter of fiscal year 1999. Excluding newspaper acquisitions and dispositions, SG&A expense increased approximately 2.7%. The increase in SG&A is associated with increases in advertising expenditures, which were primarily related to ongoing efforts to increase advertising lineage.

EBITDA

    EBITDA increased $9.8 million or 36.2%. The majority of the increase was due to acquisitions; however, the Company's existing newspapers realized a 7.0% increase in EBITDA, converting over 68.0% of the increase in revenue to EBITDA. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, the Company believes that EBITDA is an indicator and measurement of its leverage capacity and debt service ability.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $2.4 million in the second quarter of fiscal year 1999 as compared to the same period of fiscal year 1998. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense.

INTEREST EXPENSE

    Interest expense increased $3.1 million in the second quarter of fiscal year 1999 as compared to the same period in fiscal year 1998. Interest expense increased as a result of a $173.9 million increase in average debt outstanding, primarily associated with acquisitions.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

OTHER EXPENSE

    Other expense decreased approximately $6.1 million in the second quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The decrease is primarily attributable to the Company writing off $6.6 million of fees and other cost associated with Garden State's issuance of $250.0 million of Senior Subordinated Notes in October, 1997.

NET INCOME

    Garden State recorded net income of approximately $8.2 million in the second quarter of fiscal year 1999, as compared to an adjusted net income of $0.7 million in the second quarter of 1998 after excluding the gain on sale of newspapers and debt issuance cost discussed above. The increase in adjusted net income is primarily attributable to a $7.4 million increase in operating profit and a $3.8 million decrease in tax expense offset by a $3.1 million increase in interest expense, primarily as a result of acquisitions.

Six Months Ended December 31, 1998 and 1997
-------------------------------------------

REVENUES

    Revenues increased $72.8 million or 36.8% in the first six months of fiscal year 1999 as compared to the same six months of fiscal year 1998. The increase in revenue was primarily attributable to the July 31, 1997, acquisition of THE SUN; the December 16, 1997, acquisition of the PRESS-TELEGRAM; the January 29, 1997, acquisition of the DAILY NEWS; the August 21, 1998 acquisition of the 50% interest in the Charleston Newspaper joint venture; and the October 1, 1998 acquisition of the Daily Times. Excluding newspaper acquisitions and dispositions, the operating revenues at the Company's existing newspapers also increased in the first six months of fiscal year 1999. The increase in operating revenue at existing newspapers was driven by a 3.3% increase in advertising revenue from continued growth in classified, retail and preprint advertising.

COST OF SALES

    Cost of sales increased $23.4 million or 36.1% in the first six months of fiscal year 1999 compared to the same six month period of fiscal year 1998. The aforementioned acquisitions caused the majority of the cost of sales increase for the first six months first six months of fiscal year 1999. Excluding newspaper acquisitions and dispositions, cost of sales was flat.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $32.8 million or 38.3% in the first six months of fiscal year 1999 as compared to the same six month period of fiscal year 1998. The aforementioned acquisitions caused the majority of the SG&A expense increase in the first six months of fiscal year 1999. Excluding newspaper acquisitions and dispositions, SG&A expense increased approximately 1.7%. The increase in SG&A is associated with increases in advertising expenditures, which were primarily related to ongoing efforts to increase advertising lineage.

EBITDA

    EBITDA increased $16.5 million or 34.9% in the first six months of fiscal year 1999 as compared to the same six month period of fiscal year 1998. The majority of the increase was due to acquisitions; however, the Company's existing newspapers realized a 6.1% increase in EBITDA, converting over 58.0% of the increase in revenue to EBITDA.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $4.7 million in the first six months of fiscal year 1999 as compared to the same period of fiscal year 1998. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense.

OTHER EXPENSE

    Other expense decreased approximately $6.1 million in the first six months of fiscal year 1999 as compared to the same six month period of fiscal year 1998. The decrease is primarily attributable to the company writing off $6.6 million of fee and other cost in fiscal year 1998, associated with Garden State's issuance of $250.0 million of Senior Subordinated Notes in October 1997.

INTEREST EXPENSE

    Interest expense increased $7.0 million in the second quarter of fiscal year 1999 as compared to the same quarter in fiscal year 1998. Interest expense increased as a result of a $139.8 million increase in average debt outstanding, primarily associated with acquisitions.

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

NET INCOME

    Garden State recorded adjusted net income of approximately $10.1 million in the first six months of fiscal year 1999 after excluding the extraordinary loss of $2.5 million, as compared to a net income of $2.4 million in the same period of fiscal year 1998, after excluding the gain on sale of newspapers and debt repurchase premium. The increase in adjusted net income is primarily attributable to a $11.8 million increase in operating profit and a $3.3 million decrease in tax expense offset by a $7.0 million increase in interest expense, primarily as a result of acquisitions.

FINANCIAL CONDITION AND LIQUIDITY

    Net cash flows from operating activities were approximately $18.2 million and $19.9 million for the six months ended December 31, 1998 and 1997, respectively. The $1.7 million decrease in cash flow from operating activities was primarily the result of a $15.7 million increase in the net change in operating assets and liabilities, primarily as a result of increases in accounts receivable and inventory related to fiscal year 1998 acquisitions and a $5.6 million increase in interest expense paid, which were offset in part by a $16.5 million increase in operating profit, excluding depreciation and amortization, a $0.3 million decrease in partnership distributions and a $4.5 million reduction in tax expense.

    Net cash flows from investing activities were ($57.9) million and ($52.5) million for the six months ended December 31, 1998 and 1997, respectively. The ($5.4) million change was primarily the result of the Company spending $52.7 million on acquisitions net of dispositions in fiscal year 1999 compared to $48.7 million for the same period in fiscal year 1998.

    Net cash flows from financing activities were $38.6 million and $42.7 million for the six months ended December 31, 1998 and 1997, respectively. The change of approximately ($4.1) million was primarily attributable to the Company borrowing a net $42.6 million in the first six months of fiscal 1999, compared to a net borrowing of $49.7 million in fiscal 1998. The net increase in borrowing in each year were primarily associated with the previously discussed acquisitions. The change of approximately ($2.9) million in debt repurchase premiums also contributed to the change.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

LIQUIDITY

    After giving effect to the repurchase of $36.0 million of Senior Subordinated Secured Notes, the recent acquisitions and a $75.0 million voluntary commitment reduction in February 1999, Garden State has $74.3 million available for future borrowings under the Bank Credit Agreement, net of approximately $3.5 million in outstanding letters of credit. Approximately $60.1 million of the availability under the Bank Credit Agreement is available solely for future business acquisitions. Based upon current and expected future operating results management believes that the Company will have sufficient cash flows from operations to fund scheduled payment of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. In addition to cash flows from operations, the Company has approximately $19.6 million available under a working capital facility as of the date of this report, which should be more than sufficient to fund unanticipated needs.

    The purchase of Garden State's Class A common stock and the Series A and C preferred stock by ANI in May 1994 was financed with debt issued by ANI. The repayment of ANI's debt, which does not have scheduled interest payments until January 1, 2000, is in part dependent upon Garden State's ability to pay dividends to ANI. Garden State's debt agreements discussed above prohibit the payment of dividends to ANI prior to June 30, 1999.

    As previously discussed, the Company has repurchased $36.0 million out of $100.0 million of its 12.0% Senior Subordinated Secured Notes. Beginning July 1, 1999, the Company can call the remaining $64.0 million outstanding 12.0% Senior Subordinated Secured Notes at 107.5%. The Company currently expects to repurchase the remaining Senior Subordinated Secured Notes on or before at the first call date as a result of an anticipated annual interest savings in excess of $5.0 million, based on the full $100.0 million. Future repurchases of the Senior Subordinated Secured Notes will be financed by a combination of borrowings under the existing Garden State Bank Credit Agreement or new credit facilities, and cash flows from operations.

NEAR TERM OUTLOOK

    The September 1998 price increase, which would have increased 30 pound newsprint to $640 per metric ton, failed to take hold. Instead newsprint prices have been declining and in January 1999, average $570 per metric ton for North American newsprint. Contributing to the decline was the settlement of the Abitibi-Consolidated (largest newsprint vendor in North America) strike in December, 1998, and the continued flow of imported newsprint from Asia. Prices may continue to decline as newsprint producer's inventories are expected to grow in the near term and Asian suppliers continue to sell newsprint at prices well below $570 per metric ton. To minimize the influence of newsprint price fluctuations the Company through MediaNews Group and ANI have entered into fixed price newsprint contracts and newsprint swap agreements, which expire over the next twelve months to ten years. The weighted average price for newsprint under both the fixed price newsprint contracts and the newsprint swap is $552 per metric ton. In addition, the Company has a contract that allows it to purchase 36,000 metric tons per year at a price equal to the lowest price which newsprint is sold to large North America newsprint purchasers, subject to quarterly adjustment.

    The Company and its subsidiaries may, from time to time, consider strategic or targeted newspaper acquisitions and dispositions. In the event an acquisition opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company to the extent current resources are insufficient.

IMPACT OF YEAR 2000

    The year 2000 issue results from computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations, and/or a temporary inability to conduct normal business activities. Based on a recent assessment, the Company currently believes that with

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF YEAR 2000 (CONTINUED)

modifications to existing software and conversions to new software already scheduled to occur, the year 2000 issue will not pose significant operational problems. If such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on operations.

    The Company's newspapers have completed the process of identifying computer systems that require modification or replacement and have begun the systematic replacement or modification of all its computer systems which are not year 2000 compliant. In addition, the Company has initiated communications with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to resolve their own year 2000 issues. The Company believes the necessary modifications and replacement of computer systems will be completed by the end of the first quarter of its fiscal year 2000, and thus no contingency plan has been developed.

    The Company estimates that the remaining cost of modifying or replacing its computer systems, which are not year 2000 compliant, will be approximately $4.0 million. The year 2000 compliance cost is based on management's best estimate and actual results could differ from those anticipated.