Form 10-Q
period 1999-03-31
GARDEN STATE NEWSPAPERS INC
filed 1999-05-13
CIK 918944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

              For the transition period from __________ to __________

                             Commission File Number


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

            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

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

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

27 - Financial Data Schedule.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GARDEN STATE NEWSPAPERS, INC.


Dated: May 11, 1999                    By: /s/ Joseph J. Lodovic, IV
      ----------------                    -----------------------------
                                          Joseph J. Lodovic, IV
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Duly Authorized Officer of Registrant

                          GARDEN STATE NEWSPAPERS, INC.

                         INDEX TO FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS:
      Condensed Consolidated Balance Sheets................................   6
      Unaudited Condensed Consolidated Statements of Operations............   8
      Unaudited Condensed Consolidated Statements of Cash Flows............   9
      Notes to Unaudited Condensed Consolidated Financial Statements.......  10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS................................  13


                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                       March 31,       June 30,
                                                                         1999            1998
                                                                     ------------    ------------
                      ASSETS                                                (In thousands)
CURRENT ASSETS
  Cash and cash equivalents .......................................  $     80,087    $        999
  Accounts receivable, less allowance for doubtful
    accounts of $6,464 and $6,239 at March 31, 1999
    and June 30, 1998, respectively ...............................        57,641          51,731
  Inventories of newsprint and supplies ...........................         9,297           7,286
  Prepaid expenses and other assets ...............................         4,292           3,475
  Income tax receivable ...........................................          --             1,687
                                                                     ------------    ------------
    Total Current Assets ..........................................       151,317          65,178

PROPERTY, PLANT AND EQUIPMENT
  Land ............................................................        16,471          16,658
  Buildings and improvements ......................................        62,443          61,060
  Machinery and equipment .........................................       187,617         179,670
                                                                     ------------    ------------
      Total Property, Plant and Equipment .........................       266,531         257,388
  Less accumulated depreciation and amortization ..................        75,213          63,588
                                                                     ------------    ------------
      Net Property, Plant and Equipment ...........................       191,318         193,800

OTHER ASSETS
  Investment in partnerships ......................................        17,411           7,479
  Subscriber accounts, less accumulated amortization of
    $63,477 and $53,446 at March 31, 1999 and June 30,
    1998, respectively ............................................        96,473          98,712
  Excess of cost over fair value of net assets acquired, less accumulated amortization of $24,353 and $18,492
    at March 31, 1999 and June 30, 1998, respectively .............       287,196         251,196
  Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $23,109 and
    $19,846 at March 31, 1999 and June 30, 1998,
    respectively ..................................................        15,967          15,810
  Other ...........................................................        13,412           7,468
                                                                     ------------    ------------
      Total Other Assets ..........................................       430,459         380,665
                                                                     ------------    ------------
TOTAL ASSETS ......................................................  $    773,094    $    639,643
                                                                     ------------    ------------
                                                                     ------------    ------------

      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                          March 31,       June 30,
                                                                            1999            1998
                                                                        ------------    ------------
               LIABILITIES AND SHAREHOLDER'S EQUITY                  (In thousands, except share data)

CURRENT LIABILITIES
  Trade accounts payable .............................................  $      2,459    $      5,684
  Accrued liabilities ................................................        49,743          49,279
  Unearned income ....................................................        14,984          14,829
  Income taxes .......................................................         1,001            --
  Current portion of long-term debt and capital lease obligation .....         6,184           5,644
                                                                        ------------    ------------
      Total Current Liabilities ......................................        74,371          75,436

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION ..........................       651,389         511,686

OTHER LIABILITIES ....................................................         7,102           6,479

DEFERRED INCOME TAXES ................................................        16,289          12,495

SHAREHOLDER'S EQUITY
  Common stock, par value $1.00 per share;
    authorized 1,000 shares; 1,000 shares issued
    and outstanding ..................................................             1               1
  Additional paid-in capital .........................................        65,984          78,570
  Deficit ............................................................       (42,042)        (45,024)
                                                                        ------------    ------------
      Total Shareholder's Equity .....................................        23,943          33,547
                                                                        ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                   773,094         639,643
                                                                        ------------    ------------
                                                                        ------------    ------------

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months               Nine Months
                                                        Ended March 31,           Ended  March 31,
                                                    -----------------------   -----------------------
                                                       1999         1998         1999         1998
                                                    ----------   ----------   ----------   ----------
                                                                      (In thousands)
REVENUES
  Advertising ................................      $   97,563   $   83,488   $  306,797   $  234,333
  Circulation .................................         26,943       24,469       80,629       64,308
  Other .......................................          3,652        3,370       11,479       10,632
                                                    ----------   ----------   ----------   ----------
    TOTAL OPERATING REVENUES ..................        128,158      111,327      398,905      309,273

COST AND EXPENSES
  Cost of sales ...............................         43,066       38,242      131,454      103,185
  Selling, general, and administrative ........         60,111       51,098      178,645      136,792
  Depreciation and amortization ...............         10,549        9,722       31,756       26,229
  Interest expense ............................         13,335       12,062       40,463       32,203
  Other, (net) ................................          6,076        1,209        7,921        9,156
                                                    ----------   ----------   ----------   ----------
    TOTAL COST AND EXPENSES ...................        133,137      112,333      390,239      307,565
GAIN ON SALE OF NEWSPAPERS ....................           --           --           --         31,829
                                                    ----------   ----------   ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS ......................         (4,979)      (1,006)       8,666       33,537

INCOME TAX (EXPENSE) BENEFIT ..................            399        1,399       (3,530)      (5,530)
                                                    ----------   ----------   ----------   ----------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS .......         (4,580)         393        5,136       28,007
EXTRAORDINARY LOSS (NET OF TAXES OF $1,479) ...           --           --         (2,154)        --
                                                    ----------   ----------   ----------   ----------

NET INCOME (LOSS) .............................     $   (4,580)  $      393   $    2,982   $   28,007
                                                    ----------   ----------   ----------   ----------
                                                    ----------   ----------   ----------   ----------

     SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended March 31,
                                                                         ---------------------------
                                                                             1999           1998
                                                                         -----------    ------------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................................  $    2,982    $   28,007
  Adjustments to reconcile income to net cash provided by operating activities:
   Depreciation and amortization .......................................      30,806        25,751
   Gain on sale of newspaper properties and other assets ...............         (85)      (31,819)
   Provision for losses on accounts receivable .........................       4,431         3,171
   Amortization of debt discount .......................................       2,733         2,034
   Debt issuance cost and repurchase premiums ..........................       9,198         7,121
   Distributions less than earnings from investment in partnerships ....        (599)         (561)
   Deferred income tax (benefit) expense ...............................       2,055          (303)
   Change in operating assets and liabilities ..........................     (12,720)        3,074
                                                                          ----------    ----------
        NET CASH FLOWS FROM OPERATING ACTIVITIES .......................      38,801        36,475

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of newspaper property assets ...................................       1,334        43,029
   Purchase of newspaper properties ....................................     (57,751)     (220,806)
   Purchase of machinery, equipment (net) ..............................      (8,154)       (6,621)
                                                                          ----------    ----------
        NET CASH FLOWS FROM INVESTING ACTIVITIES .......................     (64,571)     (184,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt ..........................................     303,533       475,287
   Debt issuance cost and repurchase premiums ..........................      (9,198)       (7,121)
   Dividends Paid ......................................................     (12,586)         --
   Reduction of long-term debt .........................................    (176,361)     (324,467)
   Reduction of non-operating liabilities ..............................        (530)       (1,297)
                                                                          ----------    ----------
        NET CASH FLOWS FROM FINANCING ACTIVITIES .......................     104,858       142,402
                                                                          ----------    ----------

CHANGE IN CASH AND CASH EQUIVALENTS ....................................      79,088        (5,521)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ............................................................         999         8,944
                                                                          ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................  $   80,087    $    3,423
                                                                          ----------    ----------
                                                                          ----------    ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid .......................................................  $   33,755    $   31,620
                                                                          ----------    ----------
                                                                          ----------    ----------
   Income taxes paid ...................................................  $       20    $    8,862
                                                                          ----------    ----------
                                                                          ----------    ----------

      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Garden State Newspapers, Inc.'s Annual Report on Form 10-K for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

    The unaudited condensed consolidated financial statements include the accounts of Garden State Newspapers, Inc. (the "Company" or "Garden State") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Garden State is a wholly owned subsidiary of Affiliated Newspapers Investments, Inc.

RELATED PARTY TRANSACTIONS

    MediaNews Group, Inc., an affiliate of Company, provides management services to the Company and its subsidiaries. The management fees related to these services are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

RECLASSIFICATION

    Certain balances for the periods ended March 31, 1998, have been reclassified to conform with the current quarterly and year to date presentation.

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

    BUSINESS ACQUISITIONS

    On August 22, 1998 Garden State acquired a 50% interest in Charleston Newspapers for approximately $47.0 million. Charleston Newspapers, a joint venture, publishes the CHARLESTON GAZETTE (morning) and Charleston DAILY MAIL (evening), six days a week and the SUNDAY GAZETTE-MAIL, under the terms of a Joint Operating Agreement ("JOA"). Charleston Newspapers has average daily and Sunday paid circulation of approximately 90,000 and 99,000, respectively, as of September 30, 1998. The acquisition included rights to the masthead of the Charleston DAILY MAIL; thus, we are responsible for the editorial content of the Charleston DAILY MAIL. We account for our JOA operations by including our pro rata share of revenue and expenses generated by the operations of the JOA on a line by line basis in the Consolidated Statement of Operations. The pro rata results of operations have been included since the date of acquisition. Our 50% interest in the joint venture and the intangible assets acquired are recorded at the estimated fair

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

market value as of the date of acquisition. The values recorded are based on management's preliminary estimates and are subject to change upon the final allocation of the purchase price. The excess of cost over fair market value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 8 years, respectively.

    Effective October 1, 1998, Garden State acquired substantially all of the assets used in the publication of the DAILY TIMES, a morning newspaper published in Farmington, New Mexico, for cash and discounted notes with the prior owners. The newspaper has average daily and Sunday paid circulation of approximately 16,700 and 18,000, respectively, at September 30, 1998. The acquisition was accounted for as a purchase; accordingly, the results of operations were included since the date of acquisition. The assets acquired and the liabilities assumed are recorded at their estimated fair market value as of the date of acquisition. These values are based on management's preliminary estimate and are subject to change upon the final allocation of the purchase price. The excess of cost over fair market value of the net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 15 years, respectively.

    On March 31, 1999 Garden State, through its wholly owned subsidiary, West Coast MediaNews LLC, formed the California Newspaper Partnership with Donrey Newspapers LLC ("Donrey") and the Sun Company of San Bernardino California ("Gannett"). We contributed Alameda Newspaper Group, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers, which includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka, California; and all the weekly publications published by these daily newspapers in exchange for a 58.8% partnership interest. Donrey contributed ten daily newspapers and two non-daily newspapers, located in California, most of which are located in close proximity to Garden State's California newspaper publications, in exchange for a 28.5% partnership interest. Gannett contributed the San Bernardino County Sun in exchange for a 12.7% partnership interest. The California Newspaper Partnership publishes twenty-one daily newspapers with average daily and Sunday paid circulation of approximately 607,000 approximately 573,000, respectively, at September 30, 1998.

NOTE 2:  LONG TERM DEBT

    In the first quarter of fiscal year 1999, Garden State repurchased $36.0 million of its 12% Senior Subordinated Secured Notes at a premium of approximately $3.6 million. The premium was recognized as an extraordinary loss in the first quarter of fiscal year 1999. Proceeds from borrowings under Garden State's Bank Credit Agreement were used to repurchase the 12.0% Senior Subordinated Secured Notes.

    In the third quarter of fiscal year 1999, the Company issued $200.0 million of 8.625% Senior Subordinated Notes due 2011. Interest accruing on the 8.625% Senior Subordinated Notes is payable semi-annually, in arrears on January 1 and July 1. The indebtedness evidenced by the 8.625% Senior Subordinated Notes is subordinated and junior in right of payment to obligations under the current and future Bank Credit Agreement (see Note 4). No principal payments are required until July 1, 2011, at which time all outstanding principal and interest is due and payable. The 8.625% Senior Subordinated Notes are general unsecured obligations of the Company ranking PARI PASSU in right of payment with the existing 8.75% Senior Subordinated Notes. Net proceeds were used or will be used to repay the existing bank credit facility and remaining 12% Secured Subordinated Notes, debt of certain shareholders of ANI, and pay dividends to ANI, our sole shareholder, for purposes of repurchasing ANI's Senior Discount Debentures.

NOTE 3:  COMMITMENTS

    Garden State, through MediaNews Group, Inc., has entered into newsprint swaps covering 37,500 metric tons of newsprint, which expires over the next seven to ten years. Garden State uses newsprint swaps, its manage exposure to the uncertainty of future newsprint price fluctuations. Settlements are made on a monthly or quarterly basis and vary based on the difference between the fixed contract price and the price as published in the Paper Trader (also known as the RISI index). The weighted average fixed price of newsprint under the swaps is $602 per metric ton, the majority of which expires in 10 years. Garden State accounts for

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3:  COMMITMENTS (CONTINUED)

amounts received or paid under these agreements as an adjustment to newsprint expense. Garden State also participates in fixed price contracts, which currently allows it to purchase 30 pound newsprint at a weighted average price of $523 per metric ton. The weighted average cost of newsprint (including swaps, fixed price contracts and open market purchases) for the nine months ended March 31, 1999 was approximately $541 per metric ton.

NOTE 4:  SUBSEQUENT EVENTS

TENDER OFFER

    On April 13, 1999 Garden State made a Tender Offer to purchase the remaining outstanding 12% Senior Subordinated Secured Notes ("12% Notes") due 2004. Under the terms of the Tender Offer, the Company has offered to purchase the 12% Notes at a premium of 75 basis points over the yield to maturity of U.S. Treasury Bonds due July 31, 1999, calculated on the second business day preceding the date on which the Tender Offer expires, if the 12% Notes are tendered by April 27, 1999. If the 12% Notes are tendered after April 27, 1999 the premium is reduced by $20 per $1,000 principal amount. The above described premium is solely in conjunction with repurchasing the 12% Notes prior to the first call date of July 1, 1999. Note holders that tendered their 12% Notes prior to April 27, 1999 will receive a payment of approximately $1,083 per 12% Note tendered, plus accrued interest. The $4.8 million of premiums and consent payments associated with early extinguishment of debt described above will be recorded as an extraordinary loss, net of income tax benefits, in the Company's fiscal fourth quarter.

NEW CREDIT FACILITY

On May 11, 1999 the Company entered into a $190.0 million senior secured reducing revolving credit facility ("New Credit Facility"), which provides for a $10.0 million sublimit for standby letters of credit and a $5.0 million sublimit for same day borrowings. Borrowings will bear interest at prime or LIBOR, at the Company's option, plus the applicable borrowing margin. The borrowing margin adjusts depending on the Company's leverage ratio and whether the base interest rate is based on prime or LIBOR. Interest is payable at the end of interest rate contracts or quarterly if the contract period exceeds three months. The Company also pays an annual commitment fee of 0.50% on the unused commitment, which reduces to 0.375% and 0.25%, if the ratio of total debt to operating cash flow is between 5.49.x and 4.0x and less than 4.0x, respectively. Beginning on September 30, 2004 the commitment under the New Credit Facility is reduced by $15.0 million. Quarterly thereafter the commitment is reduced by an additional $25.0 million reduction, until June 30, 2006, at which time any amounts which remain outstanding are due and payable. Borrowing under the New Credit Facility are secured by all the capital stock of Garden State and its subsidiaries.

    The New Credit Facility also contains certain restrictive covenants, which limit Garden State's ability to incur additional debt, make acquisitions or investments, sell assets and make distributions. Additionally the agreement requires the maintenance of certain financial ratios based on leverage, debt service coverage, interest coverage and fixed charges coverage.

LONG-TERM DEBT

    The following table sets forth, after giving effect to the fiscal year 1999 borrowing and debt issuance including the recent Tender Offering and borrowings under the New Credit Facility, the approximate expected scheduled maturities of long-term debt for the fiscal years indicated. (in thousands)

       1999. . . . . . . . . . . . . . . . . . .     $    1,820
       2000. . . . . . . . . . . . . . . . . . .          5,244
       2001. . . . . . . . . . . . . . . . . . .          5,339
       2002. . . . . . . . . . . . . . . . . . .          4,941
       2003. . . . . . . . . . . . . . . . . . .          5,256
       Thereafter . . . . . . . . . . . . . .           739,858
                                                     ----------
                                                     $  762,458
                                                     ----------
                                                     ----------


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES

    Revenues increased $16.8 million or 15.1% in the third quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The increase in revenue was primarily attributable to the January 29, 1997, acquisition of the DAILY NEWS; the August 21, 1998 acquisition of a 50% interest in the Charleston Newspaper joint venture; and the October 1, 1998 acquisition of the DAILY TIMES. Excluding newspaper acquisitions, operating revenue at our remaining newspaper operations ("existing newspapers") also increased in the third quarter 1999. The increase in operating revenue at existing newspapers was driven by a 4.9% increase in advertising revenue from continued strong growth in classified, retail and preprint advertising.

COST OF SALES

    Cost of sales increased $4.8 million or 12.6% in the third quarter of fiscal year 1999 compared to the same quarter of fiscal year 1998. The aforementioned acquisitions caused the majority of the cost of sales increase for the quarter ended March 31, 1999. Excluding newspaper acquisitions, cost of sales remained virtually flat. We increased our spending in editorial, the majority of which was offset by decreases in newsprint and production costs.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $9.0 million or 17.6% in the third quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The aforementioned acquisitions caused the majority of the SG&A expense increase in the third quarter of fiscal year 1999. Excluding newspaper acquisitions, SG&A expense increased approximately 5.4%. The increase in SG&A at existing newspapers is associated with increases in advertising expenditures, which were primarily related to ongoing efforts to increase advertising lineage.

EBITDA

    EBITDA increased $3.0 million or 13.6%. The majority of the increase was due to acquisitions; however, EBITDA at our existing newspapers was up 4.5%. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, we believe that EBITDA is an indicator and measurement of our leverage capacity and debt service ability.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $0.8 million in the third quarter of fiscal year 1999 as compared to the same period of fiscal year 1998. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense.

INTEREST EXPENSE

    Interest expense increased $1.3 million in the third quarter of fiscal year 1999 as compared to the same period in fiscal year 1998. Interest expense increased as a result of a $132.5 million increase in average debt outstanding, primarily associated with acquisitions, which was partially offset by a 75 basis point reduction in the weighted average interest rate.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING RESULTS (CONTINUED)

OTHER EXPENSE

    Other expense increased approximately $4.9 million in the third quarter of fiscal year 1999 as compared to the same quarter of fiscal year 1998. The increase is primarily attributable to writing off $5.5 million of fees and other costs associated with Garden State's $200.0 million issuance of 8.625% Senior Subordinated Notes in March 1999.

NET INCOME

    We reported adjusted net income of approximately $0.9 million in the third quarter of fiscal year 1999 after excluding the $5.5 million of debt issuance cost described above, as compared to net income of $0.4 million in the third quarter of 1998. The increase in adjusted net income is primarily attributable to a $2.2 million increase in operating profit and a $0.6 million decrease in other expense after excluding debt issuance cost, offset by a $1.0 million reduction in tax benefits and the previously discussed $1.3 million increase in interest expense.

NINE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES

    Revenues increased $89.6 million or 29.0% in the first nine months of fiscal year 1999 as compared to the same nine months of fiscal year 1998. The increase in revenue was primarily attributable to the July 31, 1997, acquisition of THE SUN; the December 16, 1997, acquisition of the PRESS-TELEGRAM; the January 29, 1997, acquisition of the DAILY NEWS; the August 21, 1998 acquisition of a 50% interest in the Charleston Newspaper joint venture; and the October 1, 1998 acquisition of the DAILY TIMES. The increase in operating revenue from acquisitions was partially offset by the sale of the NORTH JERSEY HERALD & NEWS on December 5, 1997. Excluding newspaper acquisitions and dispositions, the operating revenues at our existing newspapers also increased in the first nine months of fiscal year 1999. The increase in operating revenue at existing newspapers was driven by a 3.8% increase in advertising revenue from continued growth in classified, retail and preprint advertising.

COST OF SALES

    Cost of sales increased $28.2 million or 27.4% in the first nine months of fiscal year 1999 compared to the same nine month period of fiscal year 1998. The aforementioned acquisitions caused the majority of the cost of sales increase for the first nine months of fiscal year 1999. Excluding newspaper acquisitions and dispositions, cost of sales was flat.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased $41.9 million or 30.6% in the first nine months of fiscal year 1999 as compared to the same nine month period of fiscal year 1998. The aforementioned acquisitions caused the majority of the SG&A expense increase in the first nine months of fiscal year 1999. Excluding newspaper acquisitions and dispositions, SG&A expense increased approximately 1.5%. The increase in SG&A at existing newspapers is associated with increases in advertising expenditures, which were primarily related to ongoing efforts to increase advertising lineage.

EBITDA

    EBITDA increased $19.5 million or 28.2% in the first nine months of fiscal year 1999 as compared to the same nine month period of fiscal year 1998. The majority of the increase was due to acquisitions; however, our existing newspapers increased EBITDA by approximately 6.0%.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING RESULTS (CONTINUED)

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $5.5 million in the first nine months of fiscal year 1999 as compared to the same period of fiscal year 1998. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense.

OTHER EXPENSE

    Other expense decreased approximately $1.2 million in the first nine months of fiscal year 1999 as compared to the same nine month period of fiscal year 1998. The decrease is primarily attributable to Garden State writing off $5.5 million of fees and other costs associated with the issuance of $200.0 million of 8.625% Senior Subordinated Notes in March 1999 as compared to $7.1 million of fees and other costs in fiscal year 1998 associated with Garden State's issuance of $300.0 million of 8.75% Senior Subordinated Notes in fiscal year 1998.

INTEREST EXPENSE

    Interest expense increased $8.3 million in the first nine months of fiscal year 1999 as compared to the same nine month period in fiscal year 1998. Interest expense increased as a result of a $146.4 million increase in weighted average debt outstanding, primarily associated with acquisitions, which was partially offset by a 50 basis point decrease in the weighted average interest rate.

EXTRAORDINARY LOSS

    In fiscal year 1999, we repurchased $37.0 million of its 12% Senior Subordinated Secured Notes at a premium of approximately $3.6 million. The premium, net of income taxes, was recorded as an extraordinary loss. Based on our current borrowing rate, the repurchase will significantly reduce total interest expense in the future.

NET INCOME

    Garden State reported adjusted net income of approximately $10.6 million in the first nine months of fiscal year 1999 after excluding the extraordinary loss of $2.2 million and $5.5 million of debt issuance costs described above. This compares to an adjusted net income of $3.3 million in the same period of fiscal year 1998, after excluding the gain on sale of newspapers and $7.1 million of debt issuance costs described above. The increase in adjusted net income is primarily attributable to a $14.0 million increase in operating profit and a $2.0 million decrease in tax expense offset by the previously discussed $8.3 million increase in interest expense.

FINANCIAL CONDITION AND LIQUIDITY

    Net cash flows from operating activities were approximately $38.8 million and $36.5 million for the nine months ended March 31, 1999 and 1998, respectively. The $2.3 million increase in cash flow from operating activities was primarily the result of a $19.5 million increase in operating profit, (excluding depreciation and amortization) and a reduction in tax payments, offset by a $14.5 million change in operating assets and liabilities primarily as a result of increase in accounts receivable and inventory related to fiscal year 1998 acquisitions and an decrease in cash interest expense.

    Net cash flows from investing activities were ($64.6) million and ($184.4) million for the nine months ended March 31, 1999 and 1998, respectively. The ($119.8) million change was primarily the result of spending $56.4 million on acquisitions net of dispositions in fiscal year 1999 compared to $177.8 million for the same period in fiscal year 1998.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION AND LIQUIDITY (CONTINUED)

    Net cash flows from financing activities were $104.9 million and $142.4 million for the nine months ended March 31, 1999 and 1998, respectively. The decrease in cash flow from financing activities of approximately $37.5 million was primarily attributable to the Company borrowing a net $127.2 million in the first nine months of fiscal 1999, compared to a net borrowing of $150.8 million in fiscal 1998. The net increase in borrowing in fiscal year 1998 was primarily associated with the previously discussed fiscal year 1998 acquisitions. Fiscal year 1999 net borrowings were used for acquisitions, debt prepayments and debt issuance costs. In addition, fiscal 1999 borrowings were used to pay a $12.6 million dividend to ANI (used to prepay debt of ANI). We retained a significant amount of cash from the March debt issuance, which will be used, along with borrowings under our New Credit Agreement, to fund the previously discussed Tender Offer.

LIQUIDITY

    As previously discussed, Garden State has made a Tender Offer to repurchase its 12% Notes. In addition, ANI has made a Tender Offer for its 13.25% Senior Discount Debentures ("Discount Debentures"). The funding required to repurchase the Discount Debentures will be provided by Garden State, through dividends to ANI. As of March 31, 1999, a dividend of approximately $12.6 million has been paid by Garden State to ANI to purchase Discount Debentures in the open market. Garden State will make additional dividend payments to ANI with the remaining proceeds from borrowing under its 8.625% Senior Subordinated Notes and additional borrowings under its New Credit Facility for a total dividend payment of approximately $183.6 million.

    After the completion of the Tender Offer for the 12% Notes and the Discount Debentures, Garden State will have borrowed approximately $175.0 million under its New Credit Facility, and Garden State will have total long-term debt of approximately $762.0 million. The repurchase of Garden State's 12% Notes and the ANI Discount Debenture, including the related repurchase premiums and fees, have significantly increased Garden State's leverage ratio. However, based upon current and expected future operating results, we believe that Garden State will have sufficient cash flows from operations to fund scheduled payment of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. In addition to cash flows from operations, the Company has approximately $10.8 million available under its New Credit Facility, after completing the Tender Offers, which should be more than sufficient to fund unanticipated needs. In addition, our New Credit Agreement provides for an increase in the facility from $190.0 million to $250.0 should a need arise.

NEAR TERM OUTLOOK

    The steady decline in newsprint prices continues as North American newsprint supplies continue to out pace demand. The price declines began in November of 1998, and since that time, the average price has dropped approximately $60 per metric ton for 30 pound newsprint. While North American newsprint is currently averaging $520 per metric ton, the Company has been able to purchase newsprint from Europe and Asia at prices under $500 per metric ton. Newsprint prices may continue to decline as newsprint producer's inventories are expected to grow in the near term.

    To minimize the influence of newsprint price fluctuations, Garden State, through MediaNews Group and ANI, has entered into fixed price newsprint contracts and newsprint swap agreements, which expire over the next twelve months to ten years. The weighted average price for newsprint under both the fixed price newsprint contracts and the newsprint swap, for fiscal 1999 and 2000, is $552 and $566 per metric ton, respectively. Approximately 50% of Garden State's fiscal year 2000 consumption is expected to be purchased under these price contracts. In addition, Garden State has a contract that allows it to purchase 36,000 metric tons per year at a price equal to the lowest price at which newsprint is sold to large North America newsprint purchasers, subject to quarterly adjustment.

    Garden State and its subsidiaries may, from time to time, consider strategic or targeted newspaper acquisitions and dispositions. In the event an acquisition opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to Garden State to the extent current resources are insufficient.

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