Form 10-K405
period 1999-06-30
GARDEN STATE NEWSPAPERS INC
filed 1999-09-20
CIK 918944

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1999
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number
                                            ---------------

                          GARDEN STATE NEWSPAPERS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               22-2675173
     (State or other jurisdiction of        (State or other jurisdiction of
      incorporation or organization)         incorporation or organization)

    1560 Broadway, Denver, Colorado                       80202
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

     Documents Incorporated by Reference:  NONE

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Garden State Newspapers, Inc. ("the Company" or "Garden State"), a wholly owned subsidiary of MediaNews Group, Inc. (formally known as Affiliated Newspapers Investments, Inc.), is one of the largest privately held suburban newspaper publishing companies in the United States. The Company was founded in March 1985 by William Dean Singleton and Richard B. Scudder. We currently control 40 market dominant daily and 95 non-daily newspapers in nine states (including suburban markets in close proximity to the San Francisco Bay area, Los Angeles, Philadelphia, Omaha and Boston). Our principal sources of revenue are print advertising and circulation sales. Other sources of revenue include commercial printing and electronic advertising. Our newspapers had a combined daily and Sunday paid circulation of approximately 1,409,000 and 1,414,000, respectively, as of March 31, 1999.

     We have grown significantly by making strategic acquisitions in markets, which we believe, have above average growth potential and to a lesser extent through internal growth. Our main acquisition focus is on newspaper markets contiguous to our own, allowing us to realize certain operating synergies. We refer to this acquisition strategy as clustering. A majority of our newspapers are located in regional clusters, allowing them to achieve higher operating margins through efficient use of labor and equipment and by providing opportunities to sell advertising into other newspapers we own, which are located nearby. We occasionally divest newspaper properties that no longer fit our cluster strategy when we believe the value to us of such newspaper properties has been maximized. This strategy has enabled us to reinvest sale proceeds in newspaper properties that can be clustered, allowing us to achieve greater revenue and EBITDA growth in the future than we otherwise would have been able to achieve.

     Our newspapers are geographically diverse and generally positioned in markets with limited direct competition for local newspaper advertising. We believe our newspaper markets, taken as a whole, have above average population and sales growth potential. Most suburban and small city daily newspapers, such as the newspapers we own, have leading or sole distribution in the market areas served by the newspaper. Only a few cities in the United States contain more than one primary daily newspaper, the majority of which are in major metropolitan markets. Additionally, start-ups of new daily newspapers in suburban markets with pre-existing local newspapers are rare. Suburban newspapers address the specific needs of the community by publishing a broad spectrum of local news as well as advertiser-specific editions, which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities the local newspaper provides a combination of social and economic services in a way that only it can provide, making it attractive for both consumers and advertisers.

     Sizeable weekly newspapers are generally found in and around metropolitan areas in addition to smaller towns and cities. Suburban weeklies, such as the weekly newspapers operated by our divisions, NJN Publishing, ANG Newspapers and Los Angeles Newspaper Group, have several advantages over metropolitan dailies, including (1) a lower cost structure, (2) the ability to publish only on their most profitable days such as one midweek and one weekend day, (3) the ability to more effectively exploit zoned advertising and (4) avoid expensive investments in wire services and syndicated feature material. Zoned advertising provides a means for small merchants, individual classified, and other local advertisers to advertise solely in their own local market at a cost lower than that of a full-run metropolitan daily newspaper. Thus, the typical suburban weekly newspaper has a broader advertiser base and does not rely to the same degree as a metropolitan daily on major retailers for advertising revenues. A majority of our weekly newspapers are distributed in markets where we own a daily newspaper. This strategy allows us to achieve a greater penetration and eliminate or reduce the threat of direct-mail competition in many of our markets. Less than 3% of our revenue comes from weekly newspapers which are operated independent of a daily newspaper.

INDUSTRY BACKGROUND

     Newspaper publishing is the oldest and largest segment of the media industry. Due to their focus on local news, newspapers remain the dominant medium for local advertising accounting for more than 46.6% of all local media advertising expenditures in the United States in calendar year 1998. Additionally, in calendar year 1998, U. S. newspaper advertising expenditures reached an all time high of approximately $43.9 billion, representing a compounded annual growth rate of 6.2% since 1980. Newspapers continue to be viewed as the best medium for retail advertising, which emphasizes the price of goods, in contrast to television, which is generally used for image advertising.

     Readers of daily and Sunday newspapers tend to be more highly educated and have higher incomes than non-newspaper readers. For instance, 66% of college graduates and 71% of households with income greater than $75,000 are reported to read a daily newspaper, compared to 56% of high school graduates and 52% of households with incomes less than $40,000. Management believes that newspapers continue to be the most cost-effective means for advertisers to reach this highly targeted demographic group.

     Total morning daily and Sunday circulation has increased nationally from
29.4 million and 54.7 million in 1980 to 45.6 million and 60.0 million in 1998, respectively, representing compounded annual growth rates of 2.5% and 0.5%, respectively. Total reported daily circulation, including evening editions, however, declined nationally from 62.2 million in 1980 to 56.1 million in 1998 or 0.6% annually. This decrease can be directly attributed to the national decline in the circulation of most evening newspapers which is reported to have decreased from 32.8 million in 1980 to 10.5 million in 1998, or 6.1% annually, as a result of most evening newspapers inability to compete with existing morning newspapers in the same city. In addition, many evening newspapers have converted to morning newspapers or have ceased publishing. Circulation statistics for suburban daily newspapers are not published separately from circulation statistics for daily newspapers as a whole. Reliable circulation statistics for weekly newspapers are not available.

     Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which makes up approximately one-third of newspaper advertising revenues, is the most sensitive to economic improvements or slowdowns as it is primarily affected by employment trends, real estate transactions and automotive sales. Growth in newspaper advertising has exceeded growth in the Gross Domestic Product ("GDP") in every calendar year since 1993, and in calendar year 1998, newspaper-advertising spending grew 6.3% while the GDP grew only by 4.9%.

RECENT COMPANY DEVELOPMENTS

     CORPORATE REORGANIZATION. The redemption of certain outstanding subordinated notes and the acquisition of an additional 20% of the Denver Post Corporation, each as more fully described below, provided an opportunity to simplify our corporate structure. Our corporate reorganization included the following:

o During June 1999, our parent company changed its name from Affiliated Newspapers Investments, Inc. to MediaNews Group, Inc. ("MediaNews"). Our company was previously managed by an unconsolidated affiliate, which operated with the MediaNews Group, Inc. name; however, that corporation has changed its name and all services previously provided by it are now performed directly by MediaNews.

o The second phase of the reorganization, which occurred on June 30, 1999, included the merger of our wholly owned subsidiary, Garden State Investments, Inc., into Garden State. In addition, Garden State dropped its directly owned newspaper operating divisions into newly formed corporations. The end result of this phase is a simpler and flatter organizational structure with all newspaper operations in separate corporations.

o The final phase of the restructuring involves the merger of Garden State into MediaNews, with MediaNews the surviving corporation, and the elimination of various classes of MediaNews tracking stock. The merger of Garden State into MediaNews was completed on September 1, 1999. The elimination of the tracking stock should occur in the near future. The end result of this phase again is a simpler and flatter organizational structure. In addition, beginning in fiscal year 2000, the Denver Post Corporation becomes a sister corporation to all of Garden State's subsidiaries, which eliminates the need for separate credit agreements.

     As a result of the above, financial statements filed in the future will be filed under the MediaNews Group, Inc., name and will include the consolidated results of the Denver Post Corporation. Additionally, expenses previously shown as management fees will be included as selling, general and administrative expenses.

     NEW CREDIT AGREEMENT. On June 30, 1999, Garden State and MediaNews entered into an amended and restated bank credit facility. We refer to this amended and restated bank credit facility as the "New Credit Facility". The obligations of Garden State under the New Credit Facility are guaranteed by MediaNews and are secured by a pledge of capital stock of our subsidiaries. The New Credit Facility permits us, upon compliance with the terms of the credit agreement, to borrow up to $350.0 million. As of June 30, 1999, approximately $265.0 million was borrowed under the New Credit Facility including approximately $100.4 million borrowed by MediaNews, the majority of which was used to fund the Denver Post Corporation transaction described below. Garden State's borrowings of $164.5 million under the New Credit Facility were used to prepay borrowings and retire our previous credit agreement and, together with proceeds from our 8 5/8% subordinated notes issued in March 1999, to redeem debt issued in May 1994 and pay dividends to MediaNews as further described below.

     REDEMPTION OF GARDEN STATE 12% NOTES. On May 12, 1999, we redeemed all of the remaining outstanding notes under our existing 12% Senior Subordinated Secured Notes due 2004, totaling $57.7 million. The cost of redeeming these notes was $62.4 million including prepayment premiums. We recognized a pre-tax extraordinary loss of approximately $4.8 million in our fourth fiscal quarter ending June 30, 1999 as a result of this redemption.

     REDEMPTION OF MEDIANEWS NOTES. On May 12, 1999, we paid a dividend of $150.0 million to MediaNews which was used to redeem all of the $141.6 million principal amount then outstanding under MediaNews' existing Senior Discount Debentures due 2006.

     ACQUISITION OF ADDITIONAL 20% OF THE DENVER POST CORPORATION COMMON STOCK BY MEDIANEWS GROUP. On June 30, 1999, MediaNews acquired an additional 20% of the outstanding common stock of the Denver Post Corporation (formerly known as Denver Newspapers, Inc.) bringing its total ownership interest in the Denver Post Corporation to 80%. In addition, MediaNews entered into certain other agreements in connection with the Denver Post Corporation transaction including, among others, rights of first offer, registration rights, and put and call rights. The Denver Post Corporation also redeemed its outstanding preferred stock which was scheduled to be redeemed July 1, 1999. MediaNews borrowed approximately $98.2 million under the New Credit Facility to fund the acquisition of the Denver Post Corporation common stock, the redemption of the Denver Post Corporation preferred stock and the repayment of certain debt of the Denver Post Corporation. On July 1, 1999, MediaNews contributed its 80% ownership interest in The Denver Post Corporation to us, whereupon it became a consolidated subsidiary of Garden State. Related contract rights and obligations were also contributed to us. At that time, we also became responsible for the previously discussed MediaNews debt under the New Credit Facility and debt of The Denver Post Corporation amounting to approximately $105.5 million. However, the Denver Post Corporation has guaranteed $60.0 million of the New Credit Facility at June 30, 1999. The inclusion of The Denver Post Corporation has a positive impact to our leverage ratio as of July 1, 1999.

     SALE OF THE HEMET NEWS AND MORENO VALLEY TIMES. On July 31, 1999 the California Newspapers Partnership sold The Hemet News and Moreno Valley Times for a pre-tax gain of approximately $3.4 million. Proceeds form the sale will be used to purchase assets that cluster with newspapers owned by the California Newspapers Partnership.

RECENT ACQUISITIONS & DISPOSITIONS

     Fiscal 1999

     Acquisitions:

     On August 22, 1998, we acquired a 50% interest in Charleston Newspapers for approximately $47.0 million. Charleston Newspapers is a joint venture, which publishes the Charleston Gazette, (morning) and Charleston Daily Mail (evening), six days a week and the Sunday Gazette-Mail, under the terms of a Joint Operating Agreement (JOA). The acquisition included rights to the masthead of the Charleston Daily Mail; thus, we are responsible for the editorial content of the Charleston Daily Mail.

     Effective October 1, 1998 we acquired substantially all of the assets used in the publication of the Daily Times, a morning newspaper published in Farmington, New Mexico, for cash and discounted notes with the prior owners.

     On March 31, 1999 our wholly owned subsidiary, West Coast MediaNews LLC, formed the California Newspaper Partnership with Donrey Newspapers LLC ("Donrey") and The Sun Company of San Bernardino California ("Gannett"). We contributed ANG Newspapers, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers, which, includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka California; and all the weekly publications published by these daily newspapers in exchange for a 58.8% partnership interest. Donrey contributed ten daily newspapers and two non-daily newspapers, located in California, most of which are located in close proximity to Garden State's California newspaper publications, in exchange for a 28.5% partnership interest. Gannett contributed the San Bernardino County Sun in exchange for a 12.7% partnership interest.

     Fiscal 1998

     On May 11, 1998 we acquired substantially all the assets used in the publication of The Tri-City Weekly, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $0.5 million.

     On May 1, 1998, we acquired substantially all the assets used in the publication of the Valley News Today, a morning newspaper published five times a week in Shenandoah, Iowa, and seven weekly publications distributed primarily in and around Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash plus an adjustment for working capital and covenant not to compete with the prior owners, with a discounted value of approximately $0.6 million.

     On January 29, 1998, we acquired substantially all the assets used in the publication of the Daily News, a daily newspaper published in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million, which included working capital of approximately $2.0 million.

     On December 16, 1997, we acquired substantially all the assets used in the publication of the Press-Telegram, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash, plus an adjustment for working capital.

     On July 31, 1997, we acquired substantially all the assets used in the publication of The Sun, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $11.8 million.

     Fiscal 1997

     On February 28, 1997, we acquired substantially all the assets used in the publication of the Sentinel & Enterprise, Lebanon Daily News and The Daily Nonpareil, daily newspapers distributed primarily in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.2 million in cash.

     On October 31, 1996, we acquired substantially all the assets used in the publication of the Pasadena Star-News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of approximately $130.0 million in cash.

     Dispositions:

     Fiscal 1998

     On December 5, 1997, we sold substantially all the assets used in the publication of the North Jersey Herald & News and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses.

     Fiscal 1997

     On February 13, 1997, we sold substantially all the assets used in the publication of the Potomac News and two weekly publications for $47.7 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses.

OPERATING STRATEGY

     Our strategy is to increase revenues and cash flows through geographic clustering and internal growth. The key components of our internal growth strategy are targeted marketing programs, local news leadership, high quality editorial content and presentation, circulation growth, cost control, and strategic technological investments. These strategies are more fully described below.

     GEOGRAPHIC CLUSTERING. We have acquired and assembled newspapers, and may continue to acquire newspapers, in contiguous markets. We refer to this strategy as "clustering". Clustering enables us to realize operating efficiencies and economic synergies, such as the sharing of management, accounting and production functions. In addition, we seek to increase operating cash flows at acquired newspapers by reducing labor costs, page width of the newspapers, and overall improved cost management. Clustering also enables management to maximize revenues by selling advertising into newspapers owned by us in contiguous markets. As a result of clustering, we believe that our newspapers are able to obtain higher operating margins than they would otherwise be able to achieve on a stand-alone basis. The formation of the California Newspapers Partnership is an extension of this strategy.

     TARGETED MARKETING PROGRAMS. Through a strong local presence and active community relations, we are able to develop and implement programs that maximize our advertising revenues. We utilize research, demographic studies and zoning (marketing directed to a particular sub-segment of a local area) to develop marketing programs that meet the unique needs of specific advertisers.

     LOCAL NEWS LEADERSHIP. Our newspapers generally have the largest local news gathering resources in their markets. As a result of emphasizing local news, our newspapers generally are able to generate reader loyalty and create franchise value. Because of our provision of local news is a unique product in our markets, our newspapers satisfy the demands of both our readers and advertisers.

     HIGH QUALITY EDITORIAL CONTENT AND PRESENTATION. Our newspapers are committed to editorial excellence, by providing the proper mix of local and national news to effectively serve the needs of their local markets. Our newspapers often receive awards for excellence in various editorial categories in their respective regions and circulation categories. In addition, our newspapers are generally produced on modern offset presses and are designed to attract readers through attractive layouts and color enhancements.

     CIRCULATION GROWTH. We believe that circulation growth is essential to the creation of long-term franchise value at our newspapers. Accordingly, we have and will continue to invest heavily in telemarketing and promotional campaigns to increase circulation and readership. We have also established management incentive programs, which reward our publishers for circulation growth at each of their daily newspapers. As a result of our commitment to circulation growth, we are one of the few newspaper groups, which has consistently grown circulation over the last several years excluding the effects of acquisitions.

     COST CONTROL. We emphasize cost control with a particular focus on managing staffing requirements. At newspapers with collective bargaining units, management strives to enter into long-term agreements with minimal annual increases. In addition, we further control labor costs through investments in state-of-the-art production equipment that improves production, quality and increases efficiency. We are equally focused on newsprint cost control. Each of our newspapers benefits from discounted newsprint costs obtained by MediaNews, as the seventh largest newspaper group in the United States in terms of circulation as of September 30, 1998. We purchase newsprint from several suppliers under arrangements covering MediaNews affiliates, resulting in what we believe are some of the most favorable newsprint prices in the industry. Through MediaNews, we have available fixed price newsprint contracts and newsprint swaps expiring over the next six months to nine years, as well as newsprint purchasing arrangements with certain of our other suppliers which delay the adverse effect of newsprint price increases. Based on expected newsprint utilization at Garden State, approximately 35% of our annual newsprint consumption for fiscal 2000 will be covered by fixed price contracts, and/or newsprint swaps.

     To further control newsprint costs while improving customer satisfaction, beginning in October of 1995, we began converting all our newspapers to a 50-inch web width which reduced the width of a single newspaper page to
     12.5 inches from either 13.5 inch or 13.75 inch page widths. These conversions have permanently reduced our newsprint consumption in excess of 8% over levels prior to conversion. At June 30, 1999, all of our newspapers, excluding the Gannett and Donrey Newspapers contributed to the California Newspaper Partnership, were printed using a 50-inch web width.

     STRATEGIC TECHNOLOGICAL INVESTMENTS. To take advantage of the increasing use of the World Wide Web and its advertising growth opportunities, MediaNews established MediaNews Technologies ("MNT") to develop and maintain websites for each of our daily newspapers. MNT has developed websites that provide an online editorial presence and full online classified services for each of our daily newspapers. We have also made strategic investments in AdOne, JobExchange and Mortgage Rate Watch to expand the online features provided to our customers as is more fully described below. Although we believe that providing an online product is important to broaden the reach of our newspapers and ultimately increase our revenues through value added services, we believe that almost all of our customers still prefer the newspaper in a printed form. By being the leading, and in certain instances the sole, provider of local news in most of our markets, we believe that our newspapers are well positioned to respond to and benefit from changes in the way in which advertising, news and information are delivered to customers in the future. Our online newspapers can be found at www.newschoice.com.

     In January 1999, Garden State, the Hearst Corporation, E.W. Scripps, Donrey Media Group and Advance Publications each acquired a 20.0% interest in AdOne LLC, which was formed to acquire the assets of AdOne Classified Network, Inc. ("AdOne") and its consumer website, classifiedwarehouse.com, a fully searchable classified advertising database. In July 1999, Belo Corporation, Journal Register Company, Lee Enterprises, Media General, Morris Communications Corporation and Pulitzer, Inc. each made a equity investment in AdOne LLC, reducing our interest to 11.4%. After the January and July, 1999 transactions, AdOne will have classified listings from approximately 715 daily and weekly newspapers, which includes newspapers in 43 of the top 50 markets in the United States. By January 1, 2000, AdOne's database is expected to average six million new classified ads each month. AdOne's classifiedwarehouse.com is also the classified content provider for the portal/web search site, Lycos. With its new ownership, AdOne is solidly positioned to play a leading role in the rapidly expanding online classified market place.

     In August 1999, we acquired a majority interest in JobExchange, Inc. JobExchange, which operates under the name Employment Specialist, is an internet based application tool that allows jobseekers and employers to search job opportunities and resumes for the best match. The resume and candidate search programs contain a list of 27,000 job occupations along with a description of these occupations. Careful selection of the most applicable job title ensures that both the jobseeker and employer find an exact match. The database currently contains thousands of classified recruitment ads from participating newspapers, and tens of thousands of resumes. Employment advertising represents an important revenue stream at our newspapers, and with the acquisition of JobExchange, we are able to integrate the best of newspaper and internet functionality for users and advertisers.

     In July 1999, we invested in Mortgage Rate Watch www.mortgageratewatch.com. Mortgage Rate Watch provides mortgage brokers with access to their target customer; home buyers and home owners seeking to refinance existing loans. Mortgage Rate Watch allows home owners and buyers to shop mortgage rates of area mortgage brokers online and analyze various loan structuring options. Once a broker has been selected the borrower is connected to the mortgage brokers website and can complete a loan application online.

     We may, from time to time, make strategic or targeted acquisitions and dispositions. We continually review newspaper acquisition candidates that we believe are underperforming in terms of operating cash flows but have an established history of strong readership, advertiser loyalty and are available at attractive prices. Acquisitions will only be made in circumstances in which we believe that the acquisition will contribute to our overall growth strategy.

 MANAGEMENT OF NEWSPAPER OPERATIONS

     Garden State had previously engaged an affiliate to manage its business affairs under the terms of a management agreement. The affiliate, which is owned entirely by Messrs. Singleton and Scudder, allocated its expenses as management fees to each newspaper based upon the amount of time and resources devoted to each affiliate. Management fees were based upon actual expenses. Management services provided to us included accounting, tax, merger and acquisition, purchasing, corporate advertising and sales administration, human resource and labor administration, treasury functions, and budget and operating plan review. As discussed in recent developments, effective July 1, 1999, we will no longer pay management fees but instead will incur such expenses directly. This change has no impact to our net income. However, for comparability purposes, previously charged management fees have been reclassified to selling, general and administrative expenses.

                            GARDEN STATE NEWSPAPERS
                               Daily Newspapers

                                     [MAP]

NORTH CENTRAL CALIFORNIA
NEWSPAPER GROUP
  Enterprise-Record (Chico, CA)
  Mercury-Register (Oroville, CA)
  Daily News (Red Bluff, CA)
  The Daily Democrat (Woodland, CA)

NORTH CALIFORNIA
NEWSPAPER GROUP
  Times-Standard (Eureka, CA)
  Ukiah Daily Journal (Ukiah, CA)

ANG NEWSPAPERS
  The Oakland Tribune (Oakland, CA)
  The Daily Review (Hayward, CA)
  Tri-Valley Herald (Pleasanton, CA)
  Alameda Times-Star (Alameda, CA)
  San Mateo County Times (San Mateo, CA)
  Times-Herald (Vallejo, CA)
  The Argus (Fremont-Newark, CA)

LOS ANGELES NEWSPAPER GROUP
  Daily News (Los Angeles, CA)
  Press-Telegram (Long Beach, CA)
  San Gabriel Valley Tribune (West Covina, CA)
  Pasadena Star-News (Pasadena, CA)
  Whittier Daily News (Whittier, CA)
  San Bernardino County Sun (San Bernardino, CA)
  Inland Valley Daily Bulletin (Ontario, CA)
  Redlands Daily Facts (Redlands, CA)
  The Lompoc Record (Lompoc, CA)

NEW MEXICO NEWSPAPER GROUP
  Las Cruces Sun News (Las Cruces, NM)
  The Daily Times (Farmington, NM)

GRAHAM NEWSPAPERS
  (Graham, TX)

SOUTHWEST IOWA NEWSPAPER GROUP
  The Daily Nonpareil (County Bluffs, IA)
  Valley News Today (Shenandoah, IA)

SOUTHEASTERN PENNSYLVANIA
NEWSPAPER GROUP
  The York Dispatch (York, PA)
  The York Daily Record (York, PA)
  The Evening Sun (Hanover, PA)
  Lebanon Daily News (Lebanon, PA)

NEW ENGLAND NEWSPAPER GROUP
  Bennington Banner (Bennington, VT)
  Brattleboro Reformer (Brattleboro, VT)
  North Adams Transcript (North Adams, MA)
  The Berkshire Eagle (Pittsfield, MA)

NORTH EASTERN MASSACHUSETTS
NEWSPAPER GROUP
  The Sun (Lowell, MA)
  Sentinel & Enterprise (Fitchburg, MA)

NJN PUBLISHING
  The Express-Times (Easton, PA)

SOUTH JERSEY NEWSPAPER GROUP
  Gloucester County Times (Woodbury, NJ)
  Today's Sunbeam (Salem, NJ)
  Bridgeton News (Bridgeton, NJ)

  Charleston Daily Mail (Charleston, WV)
  Charleston Gazette (Charleston, WV)

PAID CIRCULATION

     The following table sets forth paid circulation of each of our daily newspapers:

                                                                              PAID CIRCULATION AT
                                                                                MARCH 31, 1999
                                                                        ------------------------------
                                                                            Daily            Sunday
                                                                        ------------      ------------
Garden State Newspapers:
   LA Daily News, CA .............................................           200,588           211,622
   Long Beach Press-Telegram, CA .................................           103,929           118,667
   Charleston Newspapers, WV .....................................            93,457            99,546
   York, PA ......................................................            84,002            93,624
   Lowell, MA ....................................................            52,578            55,972
   Easton, PA ....................................................            50,578            49,118
   Pittsfield, MA ................................................            30,402            34,857
   Woodbury, NJ ..................................................            28,750            30,092
   Las Cruces, NM ................................................            25,408            24,054
   Lebanon, PA ...................................................            21,347            21,299
   Hanover, PA ...................................................            21,085            21,002
   Fitchburg, MA .................................................            19,763            20,173
   Council Bluffs, IA ............................................            17,363            21,754
   Farmington, NM ................................................            16,897            18,450
   Brattleboro, VT ...............................................            10,779            11,844
   Salem, NJ .....................................................            10,924            10,779
   Bridgeton, NJ .................................................             9,280                --
   North Adams, MA ...............................................             8,299             9,158
   Bennington, VT ................................................             7,860                --
                                                                        ------------      ------------
     Subtotal ....................................................           813,289           852,011

California Newspapers Partnership:
   ANG Newspapers, CA ............................................           216,109           175,100
   San Gabriel Valley Newspaper Group, CA ........................           120,232           122,040
   San Bernardino, CA ............................................            77,342            84,462
   Ontario, CA ...................................................            67,733            74,538
   Chico/Oroville, CA ............................................            33,529            27,982
   Eureka, CA ....................................................            20,802            23,942
   Vallejo, CA ...................................................            20,612            21,841
   Woodland, CA ..................................................             9,919            10,188
   Lompoc, CA ....................................................             7,644             7,820
   Ukiah, CA .....................................................             7,425             7,557
   Red Bluffs, CA ................................................             7,161                --
   Redlands, CA ..................................................             6,955             6,959
                                                                        ------------      ------------
     Subtotal ....................................................           595,463           562,429
                                                                        ------------      ------------

     Total
                                                                           1,408,752         1,414,440
                                                                        ============      ============

NEWSPAPER PROPERTIES

     The following is a description of our newspapers and the markets in which we circulate as of the date of this report. The map on page 9 reflects our clustering strategy.

     LOS ANGELES NEWSPAPER GROUP. The Los Angeles Newspaper Group ("LANG") is located in Los Angeles County, California, and publishes nine daily newspapers. The Los Angeles Newspaper Group consists of the Daily News, the Press-Telegram, which are owned by Garden State and newspapers owned by the California Newspapers Partnership, which include the San Gabriel Valley Newspaper Group, San Bernardino, Ontario, Redlands and Lompoc described below. These newspapers cover the San Fernando Valley region of Los Angeles, Long Beach, Pasadena, West Covina, Whittier, San Bernardino, Ontario, Redlands and Lompoc, California, respectively. The Los Angeles Newspaper Group also publishes several weekly newspapers, in addition to those published by the San Gabriel Valley Newspaper Group including the Star Watch, El Economico and Vecinos Del Valle (Spanish language newspapers), which are distributed in and around the Los Angeles Newspaper Group markets.

     CHARLESTON. Charleston Newspapers, is a joint venture which publishes Charleston Daily Mail, Charleston Gazette and, on Sunday, the Charleston Gazette-Mail in Charleston, West Virginia under the terms of a joint operating agreement ("JOA"). Under the terms of the JOA, all operations, other than news and editorial are controlled by the joint venture. Garden State Newspapers is responsible for maintaining the editorial staff and producing the editorial content for the Charleston Daily Mail.

     YORK. York Newspaper Company, a partnership owned 57.5% by York Newspaper, Inc. ("YNI"), publishes The York Dispatch, the York Sunday News and The York Daily Record in York, Pennsylvania, approximately 30 miles south of Harrisburg, Pennsylvania. These newspapers are published under the terms of a JOA. Under the terms of the JOA, all operations, other than news and editorial, are controlled by the partnership. YNI maintains its own editorial staff and produces the editorial content of both The York Dispatch and the York Sunday News. The York Newspaper Company also publishes the Weekly Record each Tuesday.

     LOWELL. The Sun is located in Lowell, Massachusetts, approximately 30 miles north of Boston, and publishes an evening newspaper five days a week, and morning editions on Saturday and Sunday.

     EASTON. The Express-Times is located in Easton, Pennsylvania, approximately 60 miles north of Philadelphia, Pennsylvania, and publishes a morning newspaper seven days a week. The Express-Times also publishes five weekly newspapers: The Bethlehem Star, Shopping Times, Bangor Hometown News, The Nazareth US and the Hunterdon Marketplace, which are distributed in the area surrounding Easton, Pennsylvania.

     PITTSFIELD. The Berkshire Eagle is located in Pittsfield, Massachusetts, approximately 30 miles southeast of Albany, New York, and publishes a morning newspaper seven days a week. The Berkshire Eagle also publishes a weekly newspaper, The Eagle Shopper, a broadsheet shopper circulated free to non-subscribers in Berkshire County.

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

     LEBANON. The Lebanon Daily News is located in Lebanon, Pennsylvania, approximately 35 miles northeast of York, Pennsylvania, and 30 miles east of Harrisburg, Pennsylvania. The Lebanon Daily News publishes an evening newspaper five days a week, and morning editions on Saturday and Sunday. The Lebanon Daily News also publishes the Palm Advertiser, a weekly newspaper, which is distributed in and around Lebanon, Pennsylvania.

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

     COUNCIL BLUFFS. The Daily Nonpareil is located in Council Bluffs, Iowa, which is adjacent to Omaha, Nebraska, on the Missouri River. The Daily Nonpareil publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. The Daily Nonpareil also publishes The Valley News Today, a morning paper published five days a week distributed in and around Shenandoah, Iowa. In addition, The Daily Nonpareil also publishes nine weekly newspapers: The Midlands Shopper Guide, Ad-Visor, Essex Independent, Dennison Bulletin, Dennison Review, Meat Empire Saving Guide, Valley News Life, Weekly Time and Clarinda Herald-Journal, which are distributed in the areas surrounding Council Bluffs, Shenandoah, and Dennison, Iowa.

     FARMINGTON. The Daily Times is located in Farmington, New Mexico approximately 160 miles northwest of Albuquerque, New Mexico and publishes a morning newspaper seven days a week. The Daily Times also publishes San Juan Sun and the Four Corners Business Journal, weekly newspapers.

     BRATTLEBORO. The Brattleboro Reformer is located in Brattleboro, Vermont, approximately 65 miles east of Albany, New York, and publishes a morning newspaper seven days a week. The Brattleboro Reformer also publishes The Town Crier, a weekly shopper.

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

     NORTH ADAMS. The North Adams Transcript is located in North Adams, Massachusetts, approximately 30 miles east of Albany, New York, and publishes an evening newspaper six days a week.

     BENNINGTON. The Bennington Banner is located in Bennington, Vermont, approximately 35 miles east of Albany, New York, and publishes a morning newspaper seven days a week. The Bennington Banner also publishes the Manchester Journal, a paid weekly newspaper distributed on Wednesdays in Manchester, Vermont, and The Bennington Shopper, a free weekly shopper.

     NJN PUBLISHING. North Jersey Newspapers Company publishes 33 weekly newspapers, which are distributed primarily in central New Jersey. The weeklies, most of which are free distribution publications in Warren, Somerset, Morris and Union Counties.

     GRAHAM. The Graham Leader is located in Graham, Texas, approximately 90 miles northwest of Fort Worth, Texas. The Graham Leader is a biweekly newspaper with total paid circulation of approximately 9,000. The Graham Leader also publishes the Lake Country Sun, the Lake Country Shopper, and The Olney Enterprise each Thursday. In addition, the Jacksboro Gazette-News and The Jack County Herald are weekly newspapers, which are published each Monday and Thursday, respectively.

CALIFORNIA NEWSPAPERS PARTNERSHIP

     In addition to the newspapers owned by California Newspapers Partnership included in the "Los Angeles Newspaper Group", as previously described, the California Newspapers Partnership includes the following newspaper properties:

     ANG NEWSPAPERS. The ANG Newspapers is headquartered in Alameda County, approximately 20 miles east of San Francisco, California, and publishes six morning newspapers. ANG Newspapers consists of the Oakland Tribune, The Daily Review, Tri-Valley Herald, The Argus, Alameda Times-Star and San Mateo County Times. All the newspapers except the San Mateo County Times also publish a Sunday newspaper. These newspapers cover the city of Oakland, California, and affluent suburban markets located immediately south, southeast and southwest of Oakland in Alameda County and San Mateo County. ANG Newspapers also publishes The Alameda Accent, San Bruno Herald, Daly City Record and Brisbane Bee, Times Weekend, Millbrae Recorder-Progress, The Wave, The Pacifica Tribune and The Coastside Chronicle on Saturday.

     SAN GABRIEL VALLEY NEWSPAPER GROUP. The San Gabriel Valley Newspaper Group, is located in West Covina, California, approximately 10 miles east of Los Angeles California, and publishes three morning daily newspapers. The San Gabriel Valley Newspaper Group consists of the Pasadena Star-News, San Gabriel Valley Tribune, and Whittier Daily News. These newspapers cover the cities of Pasadena, West Covina and Whittier, California. The San Gabriel Valley Newspaper Group also publishes the Highlander Newspapers, Cheers, Class Force, Pasadena Commerce, The Real Estate Weekly, The Star, Whittier Review, and The Shopper, weekly newspapers distributed in and around these same cities.

     SAN BERNARDINO. The San Bernardino County Sun, is located next to and west of Ontario. The San Bernardino County Sun publishes a morning newspaper seven days a week.

     ONTARIO. The Inland Valley Daily Bulletin is located in Ontario, California, adjacent to West Covina and the San Gabriel Valley Newspaper Group. The Daily Bulletin publishes a morning newspaper seven days a week.

     CHICO/OROVILLE. The Enterprise-Record is located in Chico, California, approximately 150 miles northeast of San Francisco. The Enterprise-Record publishes a morning newspaper seven days a week in Chico and publishes an Oroville edition of The Mercury-Register, six mornings a week (excluding Sunday).

     EUREKA. The Times-Standard is located in Eureka, California, approximately 250 miles north of San Francisco, and publishes a morning newspaper seven days a week. The Times-Standard also publishes three weekly newspapers, Times-Standard Plus, On The Market, and Tri-City Weekly, which are distributed in and around the areas surrounding Eureka, California.

     VALLEJO. The Times-Herald located in Vallejo California, approximately 40 miles north of Oakland, California and publishes a morning newspaper seven days a week.

     WOODLAND. The Daily Democrat is located in Woodland, California, approximately 50 miles from Vallejo and 100 miles from Chico, California. The Daily Democrat publishers an evening newspaper seven days a week.

     LOMPOC. The Lompoc Record is located in Lompoc, California, approximately 150 miles from Los Angeles, California and publishes an evening newspaper six days a week (excludes Saturday).

     UKIAH. The Ukiah Daily Journal is located in Ukiah, California, approximately 110 miles north of San Francisco and 140 miles south of Eureka, California. The Ukiah Daily Journal publishes an evening newspaper six days a week (excludes Saturday).

     REDLANDS. The Redlands Daily Facts is located in southern San Bernardino county and publishes an evening newspaper six days a week (excludes Saturday).

     RED BLUFF. The Daily News is located in Red Bluff, California, approximately 40 miles north of Chico, California and publishes an evening newspaper six days a week (excludes Sunday).

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

     Advertising revenue includes RETAIL (local and national department stores, specialty shops and other retailers), NATIONAL (national advertising accounts), and CLASSIFIED advertising (employment, automotive, real estate and personals). The contributions of Retail, National, Classified and Circulation revenue to total revenues for fiscal years 1999, 1998, and 1997 were as follows:

                                        Fiscal years ended June 30,
                                      --------------------------------
                                       1999         1998         1997
                                      ------       ------       ------
         Retail ....................      40%          40%          40%
         National ..................       4            4            3
         Classified ................      33           33           33
         Circulation ...............      20           20           20
         Other .....................       3            3            4
                                      ------       ------       ------
                                        100%         100%         100%
                                      ======       ======       ======

NEWSPRINT

     Newsprint is one of the largest costs of producing a newspaper. We buy newsprint from several suppliers under arrangements covering MediaNews and its affiliates, resulting in what we believe are some of the most favorable long-term newsprint prices in the industry. In fiscal years 1999, 1998 and 1997, we consumed approximately 136,000, 99,900, and 76,000 tons of newsprint, respectively, and, during the same periods, incurred newsprint expense of approximately $72.7 million, $54.4 million, and $41.1 million, respectively. Newsprint expense as a percentage of revenue for fiscal year 1999, 1998 and 1997 was 12.8%, 12.5%, and 12.9%, respectively. Newsprint expense varies between years because of fluctuations in prices and consumption. See "Near Term Outlook" on page 26 for additional information on of newsprint pricing.

EMPLOYEE RELATIONS

     We employ approximately 4,930 full-time and 1,711 part-time employees, of which approximately 900 are unionized. There has never been a strike or work stoppage against any of our newspapers during Garden State's ownership, and we believe that our relations with our employees are generally good.

SEASONALITY

     Newspaper companies tend to follow a distinct and recurring seasonal pattern, with higher advertising revenues in months containing significant events or holidays. Accordingly, the fourth calendar quarter, or our second fiscal quarter, is our strongest revenue quarter of the year. Due to generally poor weather and a lack of holidays, the first calendar quarter, or our third fiscal quarter, is our weakest revenue quarter of the year.

COMPETITION

     Each of our newspapers competes to varying degrees with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media, for advertising and, to a lesser extent, circulation revenue. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. Our suburban and small city daily newspapers are the dominant local news and information source, with strong name recognition in their market and no direct competition from similar daily newspapers published in their markets. However, as with most suburban small city daily newspapers, some circulation competition exists from larger daily newspapers, which are usually published in nearby metropolitan areas. We believe larger daily newspapers with circulation in our newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. Our daily newspapers capture the largest share of local advertising as a result of their direct coverage of the market. In addition, we believe advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. We may from time to time compete with other companies, which have greater financial resources than the Company.

ELECTRONIC MEDIA

     Many newspaper have companies are now publishing news and other content on the World Wide Web. In addition, there are many sites on the World Wide Web which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment and automotive classified.

     Due to many issues associated with advertising on the World Wide Web, such as fragmentation and lack of meaningful research on viewers and penetration levels, we do not see advertisers making a significant commitment to advertise on the World Wide Web. However, as the issues mentioned above are resolved, advertising on the World Wide Web is expected to grow to meaningful levels. Accordingly, we have invested and will continue to invest in the development of our on-line strategy, which should allow us to capture our share of the advertising dollars spent on the World Wide Web.

     MediaNews Technologies ("MNT"), MediaNews' electronic publishing division, is responsible for developing and maintaining a website for each of our daily newspapers. In addition, MNT has and is continuing to develop strategic alliances to enhance content, functionality and delivery, such as our recent investment in AdOne, Mortgage Rate Watch, and Job Exchange. We believe the design, functionality, and content of our websites has attracted viewers that continually return to our website(s) for news and information, a key for advertisers. All of our newspapers currently on-line can be located at www.newschoice.com.

ITEM 2.  PROPERTY

     Our production facilities are, in most cases, complete newspaper and office facilities. The principal operating facilities owned by us are located in Hayward, San Mateo, Union City, West Covina, Long Beach, Woodland Hills, Valencia, Eureka, San Bernardino, Ontario, Chico, Vallejo, Woodland, Lompoc, Ukiah, Fort Bragg, and Red Bluff, California; Council Bluffs, Denison and Shenandoah Iowa; Bridgeton and Woodbury, New Jersey; Easton, York, Hanover and Lebanon, Pennsylvania; Pittsfield, North Adams, Lowell and Fitchburg, Massachusetts; Las Cruces and Farmington, New Mexico; Bennington and Brattleboro, Vermont; Graham, Texas; and Charleston, West Virginia. Facilities located in Oakland, Pasadena and Pleasanton, California are operated under long-term leases.

     We believe that all of our properties are generally well maintained, in good condition and suitable for current operations. Our equipment is adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in a number of legal proceedings that have arisen in the ordinary course of business. In our opinion, the outcome of these legal proceedings will not have a material adverse impact on our financial position or results of operations.

REGULATION AND ENVIRONMENTAL MATTERS

     Substantially all of our facilities are subject to federal, state and local laws concerning, among other things, emissions to the air, water discharges, handling and disposal of wastes or otherwise relating to protection of the environment. Compliance with these laws has not had, and we do not expect it to have, a material effect upon our capital expenditures, net income or competitive position. Environmental laws and regulations and their interpretation, however, have changed rapidly in recent years and may continue to do so in the future. Environmental Assessment Reports of our properties have identified historic activities on certain of these properties, as well as current and historic uses of properties in surrounding areas, which may affect our properties and require further study or remedial measures. No material remedial measures are currently anticipated or planned by us or required by regulatory authorities with respect to our properties. However, no assurance can be given that existing Environmental Assessment Reports reveal all environmental liabilities, that any prior owner of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any such property.

     Because we deliver certain newspapers by second-class mail, we are required to obtain permits from, and to file an annual statement of ownership with, the United States Postal Service.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     None.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            FISCAL YEARS ENDED JUNE 30,
                                                  ------------------------------------------------------------------------------
                                                     1999             1998             1997             1996             1995
                                                  ----------       ----------       ----------       ----------       ----------
                                                                                  (In thousands)
INCOME STATEMENT DATA(a):
Revenues
   Advertising .............................      $  437,922       $  331,999       $  243,023       $  197,954       $  179,268
   Circulation .............................         114,595           90,344           64,890           53,513           42,589
   Other ...................................          16,120           14,383           11,428            7,546            3,260
                                                  ----------       ----------       ----------       ----------       ----------
Total Revenues .............................         568,637          436,726          319,341          259,013          225,117

Cost of Sales ..............................         183,845          145,418          108,070           98,535           79,002
Selling, General and Administrative ........         254,923          193,193          142,682          114,755          102,681
Depreciation and Amortization ..............          44,825           38,857           24,689           21,841           18,710
Interest Expense ...........................          56,479           45,311           31,903           27,414           25,806
Gain on Sale of Newspaper Property .........              --           31,829           30,575            8,291            4,153
Minority Interest ..........................           5,521               --               --               --               --
Income (Loss) Before Income Taxes
   And Extraordinary Items .................          10,030           34,392           34,577             (752)             684
Net Income (Loss) ..........................            (822)          29,600           24,739            1,260            1,048

OTHER FINANCIAL DATA:
Capital Expenditures .......................          12,767            9,683            8,836            8,079            4,284
Cash Flow from:
   Operating Activities ....................          56,731           55,350           31,438            8,658           22,876
   Investing Activities ....................         (72,432)        (207,026)        (148,657)           6,900            1,255
   Financing Activities ....................          17,584          143,731          121,748          (28,226)         (15,742)
EBITDA, net of minority interest(b) ........         124,348           98,116           68,589           44,723           43,434

BALANCE SHEET DATA:
Total Assets ...............................         829,578          639,643          414,431          240,759          250,500
Long-Term Debt and
   Capital Leases ..........................         757,501          517,330          350,822          210,589          223,847
Other Long-Term Liabilities and
   Obligations .............................           7,979            6,963            5,488            8,101            5,042
Total Shareholder's Equity (Deficit) .......        (150,901)          33,547            3,947          (20,792)         (22,052)


--------------------------------
(footnotes on the following page)

(footnotes from proceeding page)

(a) Revenues and operating expenses are affected by the following acquisition and disposition transactions. The revenue numbers provided below are from the actual fiscal year results of operations of the respective newspapers since the date of acquisition or prior to their disposition.

         (I) On November 18, 1994, the Company acquired substantially all the assets used in the publication of the Gloucester County Times and Today's Sunbeam, daily newspapers located in Woodbury and Salem, New Jersey, respectively, for $10.9 million. These newspapers contributed approximately $8.4 million of revenues to the Company in fiscal 1995.

         (II) On August 31, 1995, the Company acquired substantially all the assets used in the publication of The Berkshire Eagle, Bennington Banner and Brattleboro Reformer, daily newspapers published in Pittsfield, Massachusetts; Bennington and Brattleboro, Vermont, respectively, for approximately $34.6 million. These newspapers contributed approximately $21.6 million of revenues in fiscal year 1996.

         (III) On March 10, 1996, the Company acquired substantially all the assets used in the publication of the San Mateo County Times, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million. These newspapers contributed approximately $4.0 million of revenue to the Company in fiscal 1996.

         (IV) On May 1, 1996, the Company sold the common stock of the Johnstown Tribune Publishing Company, which publishes The Tribune-Democrat and two weekly newspapers, distributed in and around Johnstown, Pennsylvania, for $50.6 million. The sale resulted in a pre-tax gain of approximately $8.3 million. These newspapers contributed approximately $14.9 million of revenues in fiscal 1996 prior to its sale and approximately $17.4 million in fiscal 1995. In connection with the sale of the Johnstown Tribune Publishing Company described above, the Company acquired the North Adams Transcript and the Bridgeton News, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. These newspapers contributed revenue of approximately $1.2 million in fiscal 1996.

         (V) On October 31, 1996, the Company acquired substantially all the assets used in the publication of the Pasadena Star-News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of approximately $130.0 million. These newspapers contributed $45.9 million of revenue to the Company in fiscal year 1997.

         (VI) On February 13, 1997, the Company sold substantially all the assets used in the publication of the Potomac News and two weekly publications for $48.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses, in its third fiscal quarter. These newspapers contributed approximately $7.5 million of revenues in fiscal year 1997 prior to their sale and approximately $12.0 million in fiscal year 1996.

         (VII) On February 28, 1997, the Company acquired substantially all the assets used in the publication of the Sentinel & Enterprise, Lebanon Daily News and The Daily Nonpareil, daily newspapers located in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.2 million in cash. These newspapers combined contributed approximately $7.9 million of revenue to the Company in fiscal year 1997.

         (VIII) On July 31, 1997, the Company acquired substantially all the assets used in the publication of The Sun, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for approximately $60.8 million. The Sun contributed $22.3 million of revenue in fiscal 1998.

         (IX) On December 5, 1997, the Company sold substantially all the assets used in the publication of the North Jersey Herald & News and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses. These newspapers contributed $16.2 million of revenues prior to the sale and $36.2 million in fiscal year 1997.

         (X) On December 16, 1997, the Company acquired substantially all the assets used in the publication of the Press-Telegram, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash. Proceeds from the sale of the North Jersey Herald & News were used to fund the acquisition. This newspaper contributed approximately $22.7 million of revenue in fiscal year 1998.

         (XI) On January 29, 1998, the Company acquired substantially all the assets used in the publication of the Daily News, a daily newspaper published in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million. This newspaper contributed approximately $36.9 million of revenue to the Company in fiscal year 1998.

         (XII) On May 1, 1998, the Company acquired substantially all the assets used in the publication of the Valley News Today, a morning newspaper published five times a week in Shenandoah Iowa, and seven weekly publications distributed primarily in Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash, plus covenants not to compete with a discounted value of $0.6 million. These newspapers contributed approximately $0.7 million of revenue to the Company in fiscal year 1998.

 (footnotes continued on following page)

(footnotes continued from proceeding page)

         (XIII) On May 11, 1998 the Company acquired substantially all the assets used in the publication of The Tri-City Weekly, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash, plus a covenant not to compete with a discounted value of $0.5 million. This newspaper contributed approximately $0.4 million of revenue to the Company in fiscal year 1998.

         (XIV) On August 22, 1998 the Company acquired for approximately $47.0 million, a 50% interest in Charleston Newspapers, a joint venture, which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening), six days a week and the Sunday Gazette-Mail, under the terms of a Joint Operating Agreement (JOA). This newspaper contributed approximately $16.0 million of revenue to the Company in fiscal year 1999.

         (XV) Effective October 1, 1998 the Company acquired substantially all of the assets used in the publication of the Daily Times, a morning newspaper published in Farmington, New Mexico for cash and discounted notes with the prior owners. This newspaper contributed approximately $.5.0 million of revenue to the Company in fiscal year 1999.

         (XVI) On March 31, 1999 Garden State, through its wholly owned subsidiary, West Coast MediaNews LLC, formed the California Newspaper Partnership with Donrey Newspapers LLC ("Donrey") and the Sun Company of San Bernardino California ("Gannett"). We contributed ANG Newspapers, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers, which includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka, California in exchange for a 58.8% partnership interest.. The Donrey and Gannett newspapers contributed to the partnership, added approximately $31.6 million of revenue to the Company in fiscal year 1999.

(B) EBITDA, NET OF MINORITY INTEREST is calculated by deducting from total revenues: cost of sales, selling and general and administrative expense and minority interest in EBITDA from the California Newspapers Partnership. Although EBITDA, net of minority interest is not a measure of performance calculated in accordance with GAAP, we believe that EBITDA, net of minority interest is an indicator and measurement of its leverage capacity and debt service ability. EBITDA, net of minority interest should not be considered as a measure of profitability, liquidity or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in our Consolidated Financial Statements or any other GAAP measure as an indicator of our performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following analysis of the financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of Garden State Newspapers, Inc. and the notes thereto appearing elsewhere herein.

OVERVIEW

     We are in the business of owning and operating market dominant suburban daily and weekly newspapers. The Company's newspapers derive their revenues primarily from advertising and circulation. Our primary operating expenses (before depreciation and amortization) are employee salaries, newsprint, marketing, and distribution.

     Since our inception in 1985, we have made several leveraged acquisitions. A majority of the value of the assets acquired was allocated to intangible assets, principally subscriber accounts and goodwill, which we believe are generally the most valuable assets of a newspaper. As a result of the amortization expense associated with these intangible assets, as well as the interest expense associated with acquisition indebtedness, debt fees, make whole premiums, dividends to our parent and historical dividends in connection with preferred stock that was redeemed, we have accumulated a significant deficit since our inception.

     Since July 1, 1996, the Company has completed several strategic transactions that have affected its financial condition and results of operations. The following is a summary of these transactions.

     Fiscal 1999 Transactions

     On August 22, 1998, we acquired a 50% interest in Charleston Newspapers for approximately $47.0 million. Charleston Newspapers is a joint venture, which publishes the Charleston Gazette, (morning) and Charleston Daily Mail (evening), six days a week and the Sunday Gazette-Mail, under the terms of a Joint Operating Agreement (JOA). The acquisition included rights to the masthead of the Charleston Daily Mail; thus, we are responsible for the editorial content of the Charleston Daily Mail.

     Effective October 1, 1998 we acquired substantially all of the assets used in the publication of the Daily Times, a morning newspaper published in Farmington, New Mexico, for cash and discounted notes with the prior owners.

     On March 31, 1999 through our wholly owned subsidiary, West Coast MediaNews LLC, we formed the California Newspaper Partnership with Donrey Newspapers LLC ("Donrey") and the Sun Company of San Bernardino California ("Gannett"). We contributed ANG Newspapers, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers, which includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka, California; and all the weekly publications published by these daily newspapers in exchange for a 58.8% partnership interest. Donrey contributed ten daily newspapers and two non-daily newspapers, located in California, most of which are located in close proximity to Garden State's California newspaper publications, in exchange for a 28.5% partnership interest. Gannett contributed the San Bernardino County Sun in exchange for a 12.7% partnership interest.

     Fiscal 1998 Transactions

     On May 11, 1998 we acquired substantially all the assets used in the publication of The Tri-City Weekly, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $0.5 million.

     On May 1, 1998 we acquired substantially all the assets used in the publication of the Valley News Today, a morning newspaper published five times a week in Shenandoah Iowa, and seven weekly publications distributed primarily in and around Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash plus an adjustment for working capital and covenant not to compete with the prior owners, with a discounted value of approximately $0.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     On January 29, 1998 we acquired substantially all the assets used in the publication of the Daily News, a daily newspaper published in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million, which included working capital of approximately $2.0 million.

     On December 16, 1997 we acquired substantially all the assets used in the publication of the Press-Telegram, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash, plus an adjustment for working capital. Proceeds from the sale of the North Jersey Herald & News (discussed below) were used to fund the acquisition.

     On July 31, 1997 we acquired substantially all the assets used in the publication of The Sun, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for $49.0 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $11.8 million.

     On December 5, 1997 we sold substantially all the assets used in the publication of the North Jersey Herald & News and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. We recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses.

     Fiscal 1997 Transactions

     On February 28, 1997 we acquired substantially all the assets used in the publication of the Sentinel & Enterprise, Lebanon Daily News and The Daily Nonpareil, daily newspapers located in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities.

     On February 13, 1997 we sold substantially all the assets used in the publication of the Potomac News and two weekly publications. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses, in its third fiscal quarter.

     On October 31, 1996 we acquired substantially all of the assets used in the publication of the Pasadena Star-News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities.

RESULTS OF OPERATIONS

     Set forth below is certain summary historical financial data for fiscal 1999, 1998 and 1997, in each case including the percentage change between fiscal years.

                                                                             Summary Historical Financial Data
                                                                                   (Dollars in thousands)
                                                           Fiscal Years Ended June 30,                Fiscal Years Ended June 30,
                                                  ---------------------------------------------------------------------------------
                                                     1999             1998            1997         1999 vs. 1998      1998 vs. 1997
                                                  ----------       ----------      ----------      -------------      -------------

Total Revenues .............................      $  568,637       $  436,726      $  319,341            30.2%             36.8%

Cost of Sales ..............................         183,845          145,418         108,070            26.4              34.6
Selling, General and Administrative ........         254,923          193,193         142,682            32.0              35.4
Depreciation and Amortization ..............          44,825           38,857          24,689            15.4              57.4
Interest Expense ...........................          56,479           45,311          31,903            24.6              42.0
Other ......................................          13,014           11,384           7,995            14.3              42.4
                                                  ----------       ----------      ----------      ----------        ----------
   Total Costs and Expenses ................         553,086          434,163         315,339            27.4              37.7


Net Income (Loss) ..........................      $     (822)      $   29,600      $   24,739          (102.8%)            19.6%


COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

REVENUES

     Revenues increased $131.9 million or 30.2% in fiscal year 1999 as compared to fiscal year 1998. The increase in revenue was primarily attributable to the July 31, 1997 acquisition of The Sun; the December 16, 1997 acquisition of the Press-Telegram; the January 29, 1998 acquisition of the Daily News; the August 21, 1998 acquisition of a 50% interest in the Charleston Newspaper joint venture; the October 1, 1998 acquisition of the Daily Times; and the March 31, 1999 formation of the California Newspaper Partnership. The increase in revenue was partially offset by the sale of the North Jersey Herald & News on December 5, 1997. Excluding the acquisition and disposition transactions, the Company's remaining newspaper operations ("same newspaper basis") combined posted a $7.5 million increase in operating revenues for fiscal year 1999. The increase in operating revenue was driven by a 4.2% increase in advertising revenue from continued growth in classified, retail, and preprint advertising.

COST OF SALES

     Cost of sales increased $38.4 million or 26.4% in fiscal year 1999 compared to fiscal 1998. The aforementioned acquisitions caused the majority of the increase in cost of sales in fiscal year 1999. On a same newspaper basis, cost of sales decreased approximately $0.5 million or approximately 0.4%.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $61.7 million or 32.0% in fiscal year 1999 as compared to fiscal year 1998. The aforementioned acquisitions caused the majority of the increase in SG&A. On a same newspaper basis, SG&A expense increased $6.4 million or 4.3%. The increase in SG&A expense is associated with increases in advertising expenditures, which were primarily related to ongoing efforts to increase advertising lineage combined with an increase in corporate overhead and management fees. Excluding corporate overhead and management fees, SG&A at existing newspapers increased $4.6 million or 3.2%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $6.0 million in fiscal year 1999 as compared to the same period of fiscal year 1998. The aforementioned acquisitions and the California Partnership caused the majority of the increase in depreciation and amortization expense.

INTEREST EXPENSE

     Interest expense increased $11.2 million in fiscal year 1999 as compared to the same period of fiscal year 1998. Interest expense increased primarily as a result of a $149.2 million increase in average debt outstanding, the majority of which is associated with acquisitions, debt repurchase premiums and debt expenses. The increase in average debt was offset by a 55 basis point reduction in the average cost of debt associated with our refinancing activity.

OTHER EXPENSE

     Other expense increased $1.6 million in fiscal year 1999 as compared to fiscal year 1998. The increase is attributable to a $0.4 million increase in write off fees and other costs associated with Garden State's issuance of $200.0 million of 8.625% Senior Subordinated Notes and entering into a new $350.0 million of Bank Credit Facility in fiscal 1999 as compared to fiscal year 1998 debt issuance costs. Combined with a $1.7 million increase associated with fees and expenses paid to establish the California Newspapers Partnership and accrue certain legal costs associated with settling lawsuits.

EXTRAORDINARY LOSS

     In fiscal year 1999, we repurchased $100.0 million face value of our 12% Senior Subordinated Secured Notes and Shareholder Notes at a premium of approximately $10.8 million. The premiums, net of income taxes, were recorded as an extraordinary loss. Based on our current borrowing rates, the repurchase significantly reduces our total future interest expense as these notes were at rates substantially above market.

NET INCOME

     We recorded adjusted net income of approximately $13.3 million in fiscal year 1999, after excluding the extraordinary loss of $6.4 million (net of taxes) and $7.7 million of debt issuance costs as described above, compared to fiscal year 1998 adjusted net income of $5.1 million after excluding the gain on sale of newspapers and $7.3 million of debt issuance costs as described above. The increase in adjusted net income of $8.2 million is primarily attributable to a $25.8 million increase in operating profit offset by a $5.5 million minority interest charge and the previously discussed $11.2 million increase in interest expense.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

REVENUES

     Revenues increased $117.4 million or 36.8% in fiscal year 1998 as compared to fiscal year 1997. The increase in revenue was primarily attributable to the October 31, 1996, acquisition of the Pasadena Star News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun; February 28, 1997, acquisition of the Sentinel & Enterprise, Lebanon Daily News and The Daily Nonpareil; the July 31, 1997 acquisition of The Sun; the December 16, 1997 acquisition of the Press-Telegram; the January 29, 1998 acquisition of the Daily News. Combined, the acquisitions discussed above increased revenues approximately $133.3 million in fiscal year 1998. These revenue increases were partially offset by a $27.6 million decline in revenue resulting from the sale of the Potomac News and the North Jersey Herald & News on February 13, 1997 and December 5, 1997, respectively. Excluding the acquisition and disposition transactions, our remaining newspaper operations combined posted a $10.3 million or 5.3%
increase in operating revenues for fiscal year 1998. Advertising revenues at these newspapers increased by approximately 6.6%, driven by strong classified and national revenue growth. Circulation and other revenue combined on a same newspaper basis decreased approximately $0.2 million.

COST OF SALES

     Cost of sales increased $37.3 million or 34.6% in fiscal year 1998 compared to fiscal 1997. The aforementioned acquisitions caused cost of sales to increase approximately $44.1 million in fiscal year 1998. However, this increase was offset in part by a $9.7 million decrease in cost of sales resulting from the sale of the Potomac News and North Jersey Herald & News. On a same newspaper basis, cost of sales increased approximately $2.9 million or approximately 5.4%, primarily driven by increased production cost, primarily associated with advertising lineage increases.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $50.5 million or 35.4% in fiscal year 1998 as compared to fiscal year 1997. The aforementioned acquisitions resulted in SG&A expense increases of $59.6 million; however, this was in part offset by a $14.6 million reduction in SG&A expense associated with the sale the Potomac News and the North Jersey Herald & News. On a same newspaper basis, SG&A expense increased $3.6 million or 3.8%. The increase in SG&A expense is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and paid circulation.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $14.2 million in fiscal year 1998 as compared to the same period of fiscal year 1997. The aforementioned acquisitions caused the majority of the increase in depreciation and amortization expense; however, the increase was in part offset by a reduction in depreciation and amortization expense associated with the sale of the Potomac News and the North Jersey Herald & News.

INTEREST EXPENSE

     Interest expense increased $13.4 million in fiscal year 1998 as compared to the same period of fiscal year 1997. Interest expense increased primarily as a result of a $147.3 million increase in average debt outstanding, all of which is associated with acquisitions. This increase was partially offset by a 36 basis point decrease in the average interest rate, mainly associated with the refinancing of our 10.89% Notes on October 31, 1996 and a reduction in the borrowing spread on bank debt, which was offset in part by an increase associated with the replacement of $300.0 million of bank debt with the 8.75% Senior Subordinated Notes issued on October 1, 1997 and February 12, 1998.

OTHER EXPENSE

     Other expense increased $3.4 million. The majority of the increase is attributable to the fiscal year 1998 charge to write off $7.3 million of fees and other costs associated with us issuing $300.3 million of Senior Subordinated Notes. The increase was partially offset by $4.4 million of fees and other cost associated with the Garden State Bank Credit Agreement entered into in October 1996.

NET INCOME

     We recorded adjusted net income of approximately $5.1 million in fiscal year 1998, after excluding the pretax gain on the sale of the North Jersey Herald & News of $31.8 million and $7.3 million of debt issuance cost, compared to adjusted net income of $7.3 million in fiscal year 1997, after excluding the $30.6 million pre-tax gain on the sale of the Potomac News, $4.4 million of debt issuance cost and an $8.8 million extraordinary loss. The $2.2 million decrease in adjusted net income was caused by a $13.4 million increase in interest expense, primarily as a result of acquisitions, and a $3.7 million increase in tax expense resulting from the sale of the North Jersey Herald & News, which completely offset the $15.4 million increase in operating profit.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of liquidity are existing cash and other working capital, cash flow provided from operating activities and the borrowing capacity under our credit agreement. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. We may, from time to time, increase our newsprint inventories in anticipation of price increases. In general, our receivables have been collected on a timely basis.

JUNE 30, 1999 COMPARED TO JUNE 30, 1998

     Net cash flows from operating activities were approximately $56.7 million and $55.4 million for fiscal years ended June 30, 1999 and 1998, respectively. The $1.3 million decrease in cash flow from operating activities was primarily the result of a $31.8 million increase in operating profit, excluding depreciation and amortization expense in fiscal year 1999, compared to the prior year, offset by a $31.6 million decrease in the change in operating assets and liabilities and with a $10.0 million increase in cash interest expense.

     Net cash flows from investing activities were ($72.4) million and ($207.0) million for fiscal years ended June 30, 1999 and 1998, respectively. The $134.6 million change was primarily the result of us spending a net $59.7 million on acquisitions in fiscal year 1999 compared to $197.3 million in fiscal year 1998.

     Net cash flows from financing activities were $17.6 million and $143.7 million for fiscal years ended June 30, 1999 and 1998, respectively. The change of approximately $126.1 million was primarily attributable to our paying a $183.6 million dividend to our parent, which they used to repurchase their Senior Discount Debentures and paying $7.2 million in distributions to minority interest partners. These uses of funds were offset by a $74.3 million increase in net borrowings in fiscal year 1999, compared to fiscal year 1998. A $11.3 million increase in debt issuance and repurchase premium also contributed to the change.

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

     Net cash flows from investing activities were ($207.0) million and ($148.7) million for fiscal years ended June 30, 1998 and 1997, respectively. The $58.3 million change was primarily the result of us spending a net $197.3 million on acquisitions in fiscal year 1998 compared to $140.0 million in fiscal year 1997.

     Net cash flows from financing activities were $143.7 million and $121.7 million for fiscal years ended June 30, 1998 and 1997, respectively. The change of approximately $22.0 million was primarily attributable to our borrowing a net $141.0 million in fiscal year 1998, compared to the net borrowing of $135.7 million in fiscal year 1997, the majority of which was issued in conjunction with the previously discussed acquisitions in each fiscal year. A $6.7 million reduction in debt issuance and repurchase premium also contributed to the increase.

CAPITAL EXPENDITURES

     We have a capital expenditure plan (not including business acquisitions) which includes normal maintenance capital expenditures of approximately $4.2 million for fiscal 2000. In addition, the plan anticipates additional expenditures during fiscal 2000 of $9.7 million, primarily associated with computer hardware and software upgrades for business, editorial, classified and circulation systems some of which are necessary to capitalize on clustering efficiencies and/or year 2000 compliance, office relocation and expansion (a large portion of which will be paid for by asset sales) new phone systems, circulation racks and production and mailroom equipment. This capital plan reflects total capital expenditures. No adjustment has been made to reflect our portion of expenditures for subsidiaries that are less than 100% owned. Management reviews the capital expenditure plan periodically and modifies it as required to meet our current business needs.
Capital expenditures related to these projects are expected to be funded either through available cash or borrowings under our bank credit agreement.

LIQUIDITY

     As previously discussed, Garden State repurchased its 12% Senior Subordinated Secured Notes in fiscal year 1999. In addition, MediaNews, formerly Affiliated Newspapers Investments, Inc., repurchased its 13.25% Senior Discount Debentures ("Discount Debentures"). The funding required to repurchase the Discount Debentures was provided by Garden State, through dividends paid to MediaNews. As of June 30, 1999, dividends of approximately $183.6 million were paid by Garden State to MediaNews to purchase the Discount Debentures. The repurchase of Garden State's 12% Notes and MediaNews' Discount Debentures, including the related repurchase premiums and fees, has significantly increased our leverage ratio. However, based upon current and expected future operating results, we believe that we will have sufficient cash flows from operations to fund scheduled payment of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. In addition to cash flows from operations, we have approximately $80.3 million available under our New Credit Facility, which should be more than sufficient to fund unanticipated needs.

     We may, from time to time, consider strategic or targeted newspaper acquisitions and dispositions. In the event an acquisition opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to us to the extent current resources are insufficient.

NEAR TERM OUTLOOK

NEWSPRINT PRICES

     Low newsprint prices continue as North American newsprint supplies continue to out pace demand. The price declines began in November of 1998, and since that time, the average price has dropped over $100 per metric ton for 30 pound newsprint. While North American newsprint is currently averaging $455 per metric ton, we have been able to purchase newsprint from Europe and Asia at prices under $450 per metric ton. Major newsprint suppliers have announced a $50 a metric ton price increase effective October 1, 1999. We are uncertain as to whether all or a portion of the increase will become effective.

     To minimize the influence of newsprint price fluctuations, Garden State and MediaNews, have entered into fixed price newsprint contracts and newsprint swap agreements, which expire over the next six months to nine years. The weighted average price for newsprint under both the fixed price newsprint contracts and the newsprint swap, for fiscal 2000, is $564 per metric ton. Approximately 35% of our fiscal year 2000 consumption is expected to be purchased under these price contracts. In addition, we have a contract that allows us to purchase 36,000 metric tons per year at a price equal to the lowest price at which newsprint is sold to large North America newsprint purchasers, subject to quarterly adjustment.

IMPACT OF YEAR 2000

     The year 2000 issue results from computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations, and/or a temporary inability to conduct normal business activities. Based on a recent assessment, we currently believe that with modifications to existing software and conversions to new software which has already or is scheduled to occur, the year 2000 issue will not pose any significant operational problems. If such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on operations.

     Our newspapers have completed the process of identifying computer systems that require modification or replacement and we have substantially completed the systematic replacement or modification of all our computer systems which are not year 2000 compliant. In addition, we have communicated with its significant suppliers to determine the extent to which our interface systems are vulnerable to those third parties' failure to resolve their own year 2000 issues. We believe the necessary modifications and replacement of computer systems will be completed by October 31, 1999 and thus no contingency plan has been developed.

     We estimate that the remaining cost of modifying or replacing its computer systems, which are not year 2000 compliant, will be approximately $1.1 million. The year 2000 compliance cost is based on management's best estimate and actual results could differ from those anticipated.

MARKET RISK

                           Interest Rate Sensitivity
                     Principal Amount by Expected Maturity
                              Year Ended June 30,
                             (dollars in thousands)

                                  2000       2001       2002       2003      2004     Thereafter      Total          1999
                                 ------     ------     ------     ------     ------   ----------      -----         -------
LIABILITIES
Long-Term Debt, including
   Current Portion
   Fixed Rate................        --         --         --        --          --   $  477,000    $  477,000     $  477,000

   Average Interest Rate.....      9.38%      9.38%      9.38%      9.38%      9.38%        9.38%


   Variable Rate.............        --         --         --         --   $ 40,300   $  124,150    $  164,450     $  164,450

   Average Interest Rate.....     6.625%     6.625%     6.625%     6.625%     6.625%       6.625%


                           FORWARD-LOOKING STATEMENTS

     This 10-K includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this 10-K, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and statements located elsewhere herein regarding our financial position and operating strategy, may constitute forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include the following: (1) costs or difficulties related to the integration of businesses acquired by us (including clustering) may be greater than expected;
(2) unanticipated increases may occur in financing and other costs, such as newsprint or labor costs; (3) general economic or business conditions, either nationally or in the regions in which we conduct business, may be less favorable than expected; and (4) competition, including from other newspapers, other traditional forms of advertising and newer forms made possible by the internet and otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is filed as a separate part of this report (see page
32).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles as of June 30, 1999, and a brief account of the business experience of each person who is a director, executive officer or other significant employee of the Company.

NAME                                     AGE    TITLE
-------------------------------------    ---    -------------------------------------------------------------
Richard B. Scudder...................     86    Chairman of the Board and Director
William Dean Singleton...............     47    Vice Chairman, President, Chief Executive Officer and Director
Joseph J. Lodovic, IV................     38    Executive Vice President and Chief Financial Officer
Anthony F. Tierno....................     54    Executive Vice President and Chief Operating Officer
E. Michael Fluker....................     62    Senior Vice President, Administration
Ronald A. Mayo.......................     37    Vice President Finance/Controller
Michael C. Bush......................     44    Vice President Operations
James L. McDougald...................     45    Treasurer
Jean Scudder.........................     47    Director
Howell E. Begle, Jr..................     55    Director

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

     WILLIAM DEAN SINGLETON has served as Vice Chairman, President, Chief Executive Officer and a Director of Garden State since 1985.

     JOSEPH J. LODOVIC, IV, has served as Executive Vice President and Chief Financial Officer of Garden State since November 1993. Prior thereto, he served as Vice President and Treasurer of Garden State from 1989 to 1993.
Mr. Lodovic has been with Garden State since 1987.

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

     JAMES L. MCDOUGALD has served as Treasurer since September 1994. Prior thereto, he was Controller for Garden State from 1988 to 1994.

     JEAN SCUDDER has served as a Director of Garden State since July 1998. Ms. Scudder is the daughter of Richard B. Scudder.

     HOWELL E. BEGLE, JR. was elected Director of Garden State in November 1996. Mr. Begle is of Counsel to Verner, Liiperfert, Bernhard, McPherson and Hand, chartered, which law firm is counsel of Garden State.

ITEM 11.  EXECUTIVE COMPENSATION

     Our business and affairs were previously managed by an affiliate pursuant to the terms of a management agreement. The affiliate allocated its expenses as management fees to us and other affiliates based on the amount of time and resources devoted to each company. See "Certain Relationships and Related Transactions -- Management Services". Messrs. Singleton and Lodovic have significant additional compensation, which has been allocated primarily to the Denver Post and therefore does not appear here. The following table sets forth the cash compensation paid or payable to Mr. Singleton and any executive officer whose direct or allocated cash compensation exceeded $100,000 for services rendered to the Company in fiscal 1999.

                                                            Annual Compensation (e)    All Other
Name and Principal Position                   Fiscal Year    Salary       Bonus      Compensation
------------------------------------------    -----------   ---------   ---------    ------------
William Dean Singleton(a), (b)                   1999       $ 360,000   $ 100,000    $     23,400
Vice Chairman, President and                     1998         360,000     250,000           7,394
Chief Executive Officer...................       1997         250,000     100,000           3,610

Joseph J. Lodovic IV(b)                          1999       $ 211,500   $ 105,000    $      3,416
Executive Vice President,                        1998         181,500     140,000           3,078
Chief Financial Officer...................       1997         165,000      94,700           3,390

Anthony F. Tierno                                1999       $ 275,880   $  80,000    $     13,702
Executive Vice President                         1998         225,000      60,000          10,310
And Chief Operating Officer...............       1997         200,005       7,500          10,396

E. Michael Fluker(b), (c)                        1999       $ 127,200   $   4,000    $      7,878
Senior Vice President, Administration ....       1998         101,400       3,250           5,265

Michael C. Bush(d)                               1999       $ 164,810   $  40,000    $     10,591
Vice President Operations.................       1998         133,050      35,000           7,049

------------------------

(a) Compensation paid to Mr. Singleton under his Garden State Employment Agreement is offset against any compensation paid to him by any other subsidiaries of MediaNews Group, which compensation has been, and will continue to be, significant.

(b) Represents compensation paid directly by us or allocated to us as management fees. The compensation shown is not be all compensation paid to the executive by affiliates of Garden State.

(c)  In fiscal 1997 allocated compensation did not exceed $100,000.

(d)  Mr. Bush was not an officer of the Company in fiscal year 1997.

EMPLOYMENT AGREEMENTS

     No executive officer has an employment agreement except Mr. Singleton. Under the terms of his employment agreement with Garden State, which was amended and renewed effective June 30, 1996 (the "Employment Agreement"), Mr. Singleton is entitled to receive cash compensation at an annual rate of not less than $360,000, subject to annual review and adjustment by the Board of Directors of Garden State. In addition, Mr. Singleton is entitled to receive a bonus of up to $100,000 for each fiscal year based on a comparison of actual profits of Garden State to budgeted profits during such fiscal year. Other discretionary bonuses may be paid, which are not part of the employment agreements. The Employment Agreement expires by its terms on June 30, 2001, but will be automatically renewed for successive one-year terms unless Garden State or Mr. Singleton gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. The Employment Agreement contains a five-year non-compete covenant for all counties and geographical areas in which newspapers are owned or circulated by Garden State or its subsidiaries (currently or in the future).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Decisions regarding annual compensation of executives in excess of $175,000 are made by the Board of Directors of Garden State. In addition, the Board of Directors of Garden State is responsible for approving Mr. Singleton's Employment Agreement, including his compensation. The Board of Directors of Garden State does not have a Compensation Committee. Compensation of executive officers of the affiliated management company, who are also executive officers of Garden State, is approved by Mr. Singleton. See "Certain Relationships and Related Transactions - Management Services."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The authorized capital stock of Garden State consists of 1,000 shares of common stock, all of which are held by MediaNews Group, Inc. The Singleton shareholder group and the Scudder shareholder group, own 92.5% of the MediaNews common stock and each in effect is entitled to elect one-half of all of the members of our board of directors and of our parent corporation, and to otherwise control us and our parent corporation, including with respect to mergers, liquidations and asset acquisitions and dispositions. There are no independent directors on our board of directors or our parent corporation's board of directors and neither we nor our parent corporation are under any obligation, and do not plan to name one or more independent directors at this time.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES

     Prior to July 1, 1999, we had engaged an affiliate to operate and manage the business and affairs of our newspapers under the terms of a management agreement. However, as previously discussed, effective July 1, 1999 these management services will be performed directly by the Company. The affiliate, which is owned entirely by Messrs. Singleton and Scudder, also manages other affiliated newspapers. The majority of the executive officers of the management company are also executive officers of Garden State, and compensation of our executive officers, with the exception of Mr. Singleton whose compensation is paid as described under "Executive Compensation," were paid by the affiliate. Garden State believes that the salaries paid to its executive officers, through either Garden State or the affiliate, are not greater than those that would be paid to executives of an unaffiliated management company. Pursuant to the management agreement, the affiliate allocated its expenses as management fees to each company it manages based on the amount of time and resources devoted to that company. The weighted average of the salary allocations is then used to apportion general overhead of the affiliate, such as office rent and related operating expenses.

     MediaNews is party to a consulting agreement, renewable annually, with Mr. Scudder, which requires annual payments of $250,000. Costs related to such agreement were included in SG&A expenses in fiscal year 1999. All management services previously performed by the affiliated management company are performed by MediaNews beginning July 1, 1999.

     MNT, a division of MediaNews, provides electronic media services including website development and maintenance, internet access, and online publishing capabilities for all the newspapers owned MediaNews. The cost of providing these services is allocated based on revenue of the newspapers for which such services are provided. For fiscal 1999 we paid approximately $1.0 million to MNT. We record electronic media advertising revenues earned by our newspapers, in its consolidated statement of operations.

     Garden State reimbursed the affiliated management company for expenses incurred directly by them on our behalf, which are not included in the management fee. For fiscal 1999, we paid approximately $3.2 million in management fees. Management fees charged by the affiliated have been included in selling, general and administrative expenses. We believe that the management fees paid are not greater than the costs we would expect to bear to obtain these services elsewhere or provide by ourselves.

     The affiliate management company, entered into a management agreement with the California Newspapers Partnership, providing the affiliate with a management fee of 1.25% of revenues and thereby reducing the management fee charged to us. Effective July 1, 1999, this contract was transferred to MediaNews.

TAX SHARING AGREEMENT

     MediaNews and Garden State are part of the same affiliated group and file consolidated returns for federal income tax purposes. MediaNews and Garden State entered into a tax sharing agreement (the "Tax Sharing Agreement") to determine the manner in which the members of the consolidated group will share federal income tax benefits and costs. Pursuant to the Tax Sharing Agreement, the income tax liability of Garden State and any of Garden State's consolidated subsidiaries is computed separately from MediaNews on a consolidated return basis. If income tax is due from Garden State and its consolidated subsidiaries, Garden State will pay the amount of the tax as a tax sharing payment to MediaNews. In the event that Garden State's federal income tax is reduced due to a net operating loss or credit carryback under applicable federal income tax law, it will receive credit for the amount of such reduction from MediaNews. This credit amount(s) will be carried on MediaNews' financial records as an amount payable to Garden State, which credit Garden State will be able to utilize to offset future obligations to make tax-sharing payments to MediaNews. Under the terms of the Tax Sharing Agreement, Garden State will receive the benefit of loss carryforwards that it generates. Similar principles will apply under the Tax Sharing Agreement for state and local income tax purposes. Although the payments of dividends by Garden State are restricted under the terms of its debt instruments, Garden State will be permitted under those agreements to make tax-sharing payments.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements

          1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditors is filed as a part of this Report (see page 32).

          2.   Financial Statement Schedules

               The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditors is filed as part of the Report (see page 33).

          3.   Exhibits

               The Exhibits listed in the accompanying index to exhibits are filed as a part of this annual report. (See page 55).

     (b)  Reports on Form 8-K

          The Company filed a Form 8-K on April 7, 1999, regarding the formation and contribution of assets to the California Newspapers Partnership.

          The Company filed a Form 8-K/A on June 11, 1999, which included the unaudited pro forma financial impact of the California Newspapers Partnership.

                         GARDEN STATE NEWSPAPERS, INC.
                         ITEMS 8, AND 14(a) (1) AND (2)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

     The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

GARDEN STATE NEWSPAPERS, INC.

                                                                                                                           PAGE
                                                                                                                           ----
Report of Independent Auditors............................................................................................   33
Consolidated Balance Sheets as of June 30, 1999 and 1998..................................................................   34
Consolidated Statements of Operations for the Fiscal Years Ended June 30, 1999, 1998 and 1997.............................   36
Consolidated Statements of Changes in Shareholder's Equity (Deficit) for the Years Ended June 30, 1999, 1998 and 1997.....   37
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 1999, 1998 and 1997.............................   38
Notes to Consolidated Financial Statements................................................................................   39

   The following financial statement schedule of the registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

Schedule II         Valuation and Qualifying Accounts.....................................................................   54

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

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Garden State Newspapers, Inc.


     We have audited the accompanying consolidated balance sheets of Garden State Newspapers, Inc. and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in shareholder's equity (deficit), and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garden State Newspapers, Inc. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   ERNST & YOUNG LLP

Denver, Colorado
September 9, 1999

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,
                                                                              --------------------
                                                                                1999        1998
                                                                              --------    --------
                                                                                  (in thousands)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents .............................................    $  2,882    $    999
   Trade accounts receivable, less allowance for doubtful accounts of
     $8,163 and $6,239 at June 30, 1999 and 1998, respectively ...........      68,516      48,241
   Receivable from affiliates ............................................       1,684         956
   Other receivables .....................................................       2,576       2,534
   Inventories of newsprint and supplies .................................       9,278       7,286
   Prepaid expenses and other assets .....................................       4,574       3,475
   Income taxes receivable ...............................................       3,016       1,687
                                                                              --------    --------
     TOTAL CURRENT ASSETS ................................................      92,526      65,178

PROPERTY, PLANT AND EQUIPMENT
   Land ..................................................................      25,151      16,658
   Buildings and improvements ............................................      84,437      61,060
   Machinery and equipment ...............................................     242,077     179,670
                                                                              --------    --------
     TOTAL PROPERTY, PLANT AND EQUIPMENT .................................     351,665     257,388
   Less accumulated depreciation and amortization ........................      76,236      63,588
                                                                              --------    --------
     NET PROPERTY, PLANT AND EQUIPMENT ...................................     275,429     193,800

OTHER ASSETS
   Investment in partnerships ............................................      18,378       7,479
   Subscriber accounts, less accumulated amortization of
     $68,084 and $53,446 at June 30, 1999 and 1998, respectively .........     127,075      98,712
   Excess of cost over fair value of net assets acquired, less accumulated amortization of $26,319 and $18,492 at
     June 30, 1999 and 1998, respectively ................................     286,022     251,196
   Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $23,704 and
     $19,846 at June 30, 1999 and 1998, respectively .....................      16,175      15,810
   Other .................................................................      13,973       7,468
                                                                              --------    --------
     TOTAL OTHER ASSETS ..................................................     461,623     380,665
                                                                              --------    --------



TOTAL ASSETS .............................................................    $829,578    $639,643
                                                                              ========    ========


                See notes to consolidated financial statements.

                                                                                          June 30,
                                                                                  -----------------------
                                                                                    1999          1998
                                                                                  ---------     ---------
                                                                            (in thousands, except share data)
                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
   Trade accounts payable ....................................................    $   7,831     $   5,684
   Accrued employee compensation .............................................       15,612        13,938
   Accrued interest ..........................................................       11,639        14,465
   Other accrued liabilities .................................................       19,611        20,876
   Unearned income ...........................................................       18,140        14,829
   Current portion of long-term debt and obligations under capital leases ....        7,830         5,644
                                                                                  ---------     ---------
      TOTAL CURRENT LIABILITIES ..............................................       80,663        75,436

OBLIGATIONS UNDER CAPITAL LEASES .............................................        7,416         7,484

LONG-TERM DEBT ...............................................................      742,691       504,202

OTHER LIABILITIES ............................................................        7,543         6,479

DEFERRED INCOME TAXES ........................................................       18,370        12,495

MINORITY INTEREST ............................................................      123,796            --

SHAREHOLDER'S EQUITY (DEFICIT)
   Common stock, par value $1.00 per share; authorized 1,000
     shares; 1,000 shares issued and outstanding .............................            1             1
   Additional paid-in capital ................................................           --        78,570
   Deficit ...................................................................     (150,902)      (45,024)
                                                                                  ---------     ---------
TOTAL SHAREHOLDER'S EQUITY (DEFICIT) .........................................     (150,901)       33,547
                                                                                  ---------     ---------


TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT).........................     $ 829,578     $ 639,643
                                                                                  =========     =========


                See notes to consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Fiscal Years Ended June 30,
                                                       -------------------------------------
                                                         1999          1998          1997
                                                       ---------     ---------     ---------
                                                                  (in thousands)
REVENUES
   Advertising ....................................    $ 437,922     $ 331,999     $ 243,023
   Circulation ....................................      114,595        90,344        64,890
   Other ..........................................       16,120        14,383        11,428
                                                       ---------     ---------     ---------
     TOTAL REVENUES ...............................      568,637       436,726       319,341

COSTS AND EXPENSES
   Cost of sales ..................................      183,845       145,418       108,070
   Selling, general and administrative ............      254,923       193,193       142,682
   Depreciation and amortization ..................       44,825        38,857        24,689
   Interest expense ...............................       56,479        45,311        31,903
   Other (net) ....................................       13,014        11,384         7,995
                                                       ---------     ---------     ---------
     TOTAL COSTS AND EXPENSES .....................      553,086       434,163       315,339

GAIN ON SALE OF NEWSPAPER PROPERTY ................           --        31,829        30,575
                                                       ---------     ---------     ---------
MINORITY INTEREST
                                                           5,521            --            --
                                                       ---------     ---------     ---------
INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY LOSS .........................       10,030        34,392        34,577
INCOME TAX EXPENSE ................................       (4,474)       (4,792)       (1,066)
                                                       ---------     ---------     ---------

INCOME BEFORE EXTRAORDINARY LOSS ..................        5,556        29,600        33,511

EXTRAORDINARY LOSS
   (net of taxes of $4,409 and $689
   as of June 30, 1999 and 1997, respectively) ....       (6,378)           --        (8,772)
                                                       ---------     ---------     ---------



NET INCOME (LOSS) .................................    $    (822)    $  29,600     $  24,739
                                                       =========     =========     =========


                 See notes to consolidated financial statements

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)

                                                                                       TOTAL
                                           COMMON     ADDITIONAL                    SHAREHOLDER'S
                                            STOCK    PAID-IN CAPITAL    DEFICIT     EQUITY (DEFICIT)
                                           ------    ---------------  ----------    ----------------
                                                               (in thousands)
BALANCE AT JUNE 30, 1996...............    $    1      $  78,570      $  (99,363)       $   (20,792)
   Net income..........................        --             --          24,739             24,739
                                           ------       --------      ----------         ----------
BALANCE AT JUNE 30, 1997...............         1         78,570         (74,624)             3,947
   Net income..........................        --             --          29,600             29,600
                                           ------       --------      ----------         ----------
BALANCE AT JUNE 30, 1998...............         1         78,570         (45,024)            33,547
   Loss................................        --             --            (822)              (822)
   Dividends to parent.................        --        (78,570)       (105,056)          (183,626)
                                           ------       --------      ----------         ----------
BALANCE AT JUNE 30, 1999...............    $    1       $     --      $ (150,902)        $ (150,901)
                                           ======       ========      ==========         ==========


                See notes to consolidated financial statements.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Fiscal Years Ended June 30,
                                                             -------------------------------------
                                                               1999          1998          1997
                                                             ---------     ---------     ---------
                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ....................................    $    (822)    $  29,600     $  24,739
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation .......................................       17,212        16,038        10,707
     Amortization .......................................       26,325        22,194        12,775
     Gain on sale of newspaper assets ...................          (87)      (31,539)      (30,579)
     Provision for losses on accounts receivable ........        7,256         4,596         3,092
     Amortization of debt discount ......................        4,147         2,937         2,060
     Debt issue cost and repurchase premiums ............       18,620         7,287        13,969
     Minority interest in partnership ...................        5,521            --            --
     Distributions in excess of (less than)
       earnings from investment in partnerships .........         (891)       (1,114)           23
     Deferred income tax (benefit) expense ..............        4,138        (1,520)       (3,226)
     Change in operating assets and liabilities:
       Accounts receivable ..............................      (16,378)        1,211        (5,408)
       Inventories ......................................          106         3,538        (1,163)
       Prepaid expenses and other assets ................       (1,221)        1,898          (455)
       Accounts payable and accrued liabilities .........       (1,400)       (5,550)        5,139
       Unearned income ..................................         (290)         (541)          746
       Affiliate account balances .......................         (728)        1,012          (445)
       Change in other assets and liabilities ...........       (4,777)        5,303          (536)
                                                             ---------     ---------     ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES ................       56,731        55,350        31,438

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of newspaper property and other assets ..........        1,334        43,030        47,776
   Business acquisitions ................................      (60,999)     (240,373)     (187,597)
   Purchase of machinery and equipment ..................      (12,767)       (9,683)       (8,836)
                                                             ---------     ---------     ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES ................      (72,432)     (207,026)     (148,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt ...........................      469,793       490,988       259,450
   Reduction of long-term debt and other liabilities ....     (242,806)     (339,970)     (123,733)
   Dividends paid to parent .............................     (183,626)           --            --
   Distributions paid to minority interest ..............       (7,157)           --            --
   Debt issuance cost and repurchase premiums ...........      (18,620)       (7,287)      (13,969)
                                                             ---------     ---------     ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES ................       17,584       143,731       121,748
                                                             ---------     ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........        1,883        (7,945)        4,529

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..........          999         8,944         4,415
                                                             ---------     ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR ................    $   2,882     $     999     $   8,944
                                                             =========     =========     =========


                 See notes to consolidated financial statements

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Garden State Newspapers, Inc. (the "Company" or "Garden State") and its subsidiaries. All inter-company accounts have been eliminated. The Company is a wholly owned subsidiary of MediaNews Group, Inc., ("MediaNews") formerly known as Affiliated Newspapers Investments, Inc.

RECLASSIFICATION

     Certain prior year balances have been reclassified in order to conform to current reporting classifications.

OPERATING AGENCY

     The Company and two of its subsidiaries participate in joint operating agencies. A joint operating agency performs the production, sales, distribution and administrative functions for each subsidiary and another newspaper publishing company under joint operating agreements. The Company includes its pro rata portion of the revenues and expenses generated by the operations of the agencies on a line-by-line basis in its consolidated statements of operations (see Note 2).

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

INTANGIBLE ASSETS

     Intangible assets acquired are recorded at their estimated fair values as of the date of acquisition. The excess of cost over fair value of net assets acquired is being amortized using the straight-line method over a period of 40 years. Subscriber accounts are amortized using the straight-line method over periods ranging from 6 to 15 years, with a weighted average remaining life based on the dates of acquisitions of 11 years. Other intangibles recognized are being amortized using the straight-line method, generally over periods not exceeding 10 years.

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

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

DEBT DISCOUNT

     Debt discount is amortized in a manner that results in a constant rate of interest over the life of the related debt.

INCOME TAXES

     The Company files a consolidated tax return with its parent, MediaNews; however, the Company accounts for income taxes on a separate return basis utilizing the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to differences between the financial statement carrying amount and the tax bases of existing assets and liabilities.

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     The Company conducts business in one operating segment and determined its operating segment based on the individual operations that the chief operating decision maker reviews for purposes of assessing performance and making operating decisions. These individual operations have been aggregated into one segment because the Company believes doing so helps users understand the Company's performance and assess its prospects. The combined operations have similar economic characteristics and each operation has similar products, services, customers, production processes and distribution methods.

DISCLOSURES ABOUT PENSION BENEFITS

     The Company adopted FAS 132 in fiscal year 1999. FAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits, and requires additional information on changes in the benefit obligations, fair values of plan assets and eliminates certain disclosures that are no longer considered useful. See Note 7.

NOTE 2: JOINT OPERATING AGREEMENTS

     Effective March 1990, York Newspapers, Inc. ("YNI") entered into a general partnership; York Newspaper Company (the "Agency"), with York Daily Record, Inc. ("YDR"). YNI, YDR and the Agency entered into a joint operating agreement ("JOA") under which the Agency is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. The Agency publishes The York Dispatch, a daily evening paper, The York Daily Record, a daily morning paper, and the York Sunday News. YNI has a 57.5% interest in the Agency. YNI's investment in the Agency is recorded in the accompanying consolidated balance sheets under the equity method.

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

     On August 22, 1998, the Company acquired a 50% interest in Charleston Newspapers, a joint venture, which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening), six days a week and the Sunday Gazette-Mail, under the terms of

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2: INVESTMENT IN JOINT OPERATING AGREEMENTS (CONTINUED)

a JOA. The acquisition included rights to the masthead of the Charleston Daily Mail; thus the Company is responsible for the editorial content of the Charleston Daily Mail. The Company's 50% interest in the joint venture and the intangible assets acquired have been recorded at their estimated fair market value as of the date of acquisition. The fair market values are based on management's preliminary estimates and are subject to change upon the final allocation of the purchase price. The excess of cost over fair market value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 8 years, respectively. The pro rata results of operations have been included since the date of acquisition since Charleston Newspapers is a JOA.

     The Company's equity investment in the Agency and Charleston Newspapers totaled approximately $18.4 million and $7.5 million at June 30, 1999 and 1998, respectively. Charleston Newspapers and/or the Agency made cash distributions to the Company in the amount of $10.9 million, $7.3 million and $7.2 million in fiscal years 1999, 1998 and 1997, respectively.

     The Company is not currently responsible for any liabilities of the Agency or Charleston Newspapers, contingent or otherwise. Management believes that the Agency and Charleston Newspapers are well capitalized and do not anticipate the Agency or Charleston Newspapers requiring any capital contributions in the near future.

NOTE 3: INVESTMENT IN PARTNERSHIPS

     On March 31, 1999 Garden State, through its wholly owned subsidiary, West Coast MediaNews LLC, formed the California Newspaper Partnership with Donrey Newspapers LLC ("Donrey") and The Sun Company of San Bernardino California ("Gannett"). We contributed ANG Newspapers, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers, which includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka, California; and all the weekly publications published by these daily newspapers in exchange for a 58.8% partnership interest. Donrey contributed ten daily newspapers and two non-daily newspapers, located in California, most of which are located in close proximity to Garden State's California newspaper publications, in exchange for a 28.5% partnership interest. Gannett contributed the San Bernardino County Sun in exchange for a 12.7% partnership interest.

     Garden State contributed debt of $6.6 million to the California Newspaper Partnership. However, in accordance with the partnership agreement, Garden State remains liable for the debt. All principal and interest payments associated with this debt are charged to the Garden State capital account at the California Newspapers Partnership as a distribution.

     The California Newspapers Partnership is governed by a management committee. The management committee consists of seven members. Garden State is entitled to appoint four of the members on the management committee, Donrey is entitled to appoint two, and Gannett is entitled to appoint one. Decisions of the management committee are by majority vote, except that unanimous votes are required for certain extraordinary actions, including asset transfers or sales, asset acquisitions, incurrence of debt and certain material changes in the partnership business.

     The California Newspapers Partnership contains transfer restrictions. None of the partners will be able to transfer their interests before January 1, 2004 and, after that date, transfers may be made only subject to the "right of first refusal" of the remaining partners to effect the purchase of the transferring partner's interest. In addition, where no partner exercises its right of first refusal, any sale of a partner's interest must include the right for the remaining partners to "tag-along" and sell its interest to the third-party buyer at the same price. After January 1, 2005, Garden State has the right to require the other partners to sell their interests to any third party to which Garden State sells its interest.

     Donrey and Gannett each have the separate right to "put" their interest in the partnership to the other two partners at fair market value. Donrey and Gannett can exercise these put rights anytime January 1, 2005 and 2003, respectively. Upon notification of the put and obtaining a valuation of the partnership interest, the remaining partners have two years to complete the purchase.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3: INVESTMENT IN PARTNERSHIPS (CONTINUED)

     The minority interest liability reflects the fair market value of the net assets contributed to the California Newspaper Partnership by Donrey and Gannett, plus minority interest earnings, net of distributions. The California Newspaper Partnership made cash distributions to the Company in the amount of $10.3 million in fiscal year 1999.

NOTE 4: ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

Fiscal 1999

     On August 22, 1998, we acquired a 50% interest in Charleston Newspapers for approximately $47.0 million. Charleston Newspapers is a joint venture, which publishes the Charleston Gazette, (morning) and Charleston Daily Mail (evening), six days a week and the Sunday Gazette-Mail, under the terms of a Joint Operating Agreement (JOA). (See Note 2)

     Effective October 1, 1998 we acquired substantially all of the assets used in the publication of the Daily Times, a morning newspaper published in Farmington, New Mexico, for cash and discounted notes with the prior owners.

     On March 31, 1999 Garden State, through its wholly owned subsidiary, West Coast MediaNews LLC, formed the California Newspaper Partnership with Donrey Newspapers LLC ("Donrey") and the Sun Company of San Bernardino California ("Gannett"). See Note 3. Garden State, Donrey and Gannett each own 58.8%, 28.5% and 12.7% of the partnership, respectively.

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

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: ACQUISITIONS AND DISPOSITIONS (CONTINUED)

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

     All the acquisitions discussed above were accounted for as purchases. Accordingly, the results of operations have been included in Garden State's consolidated operating results, since the date of acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value. The estimated fair market value of assets acquired in fiscal year 1999 reflect management's current best estimate; however, are subject to change in the final allocation of purchase price. The excess of cost over fair market value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 years and 15 to 8 years, respectively.

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

UNAUDITED PRO FORMA OPERATING RESULTS

     The following table sets forth the unaudited pro forma operating results had the California Newspapers Partnership (described above) been formed as of July 1, 1998 and 1997 (in thousands):

                                           June 30,   June 30,
                                            1999        1998
                                          --------    --------
Revenues .............................    $667,560    $557,002
                                          ========    ========
Income Before Extraordinary Items ....    $ 13,188    $ 37,770
                                          ========    ========
Net Income ...........................    $  1,336    $ 32,507
                                          ========    ========

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5: LONG-TERM DEBT

DEBT REFINANCING

     Throughout fiscal year 1999, Garden State repurchased its 12% Senior Subordinated Secured Notes ("12% Notes") due 2004 as they became available at attractive prices. On May 12, 1999, all the 12% Senior Subordinated Secured Notes which remained outstanding were repaid in full. Garden State paid approximately $8.9 million in premiums and consent payments associated with the early extinguishment of this debt, which has been recorded as an extraordinary loss, net of income tax benefits.

     On June 17, 1999, the Company repurchased notes payable to certain shareholders of MediaNews for $5.1 million. These notes had been discounted at 13.5% and were scheduled to mature on June 30, 2006. The early redemption of these notes resulted in an extraordinary loss of approximately $1.9 million.

     On March 16, 1999, the Company issued $200.0 million of 8.625% Senior Subordinated Notes due 2011. Proceeds from the sale of these notes, along with borrowing under the Company's New Credit Facility, were used to repay existing bank debt, repurchase notes payable to MediaNews shareholders and pay a dividend to MediaNews. The dividend was paid to MediaNews in order to fund MediaNews' repurchase of its Senior Discount Debentures. In conjunction with the issuance of the 8.625% Senior Subordinated Notes, the Company paid approximately $5.6 million of debt issuance cost, which were charged to expense in fiscal year 1999. These costs have been included in other expense in the accompanying Consolidated Statement of Operations.

     On October 1, 1997 and February 12, 1998, the Company issued $250.0 million and $50.0 million, respectively, of 8.75% Senior Subordinated Notes due 2009. Proceeds from the sale of these notes of $300.3 million were used to paydown balances then outstanding under the Company's bank credit facility. In conjunction with the issuance of the 8.75% Senior Subordinated Notes, the Company paid approximately $7.3 million of fees and expenses. The Company charged the $7.3 million of debt issuance cost to fiscal year 1998 expense and, accordingly, the cost has been included in other expense in the accompanying Consolidated Statement of Operations.

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

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5: LONG-TERM DEBT (CONTINUED)

LONG-TERM DEBT

LONG-TERM DEBT CONSISTED OF THE FOLLOWING AT EACH YEAR END:

                                                                                   June 30,
                                                                           -------------------------
                                                                              1999          1998
                                                                           ----------     ----------
                                                                               (in thousands)
Bank credit facility..........................................       (I)   $  164,450     $   34,000
Various Notes, payable through December, 2002.................      (II)       32,650         24,988
12.00% Senior Subordinated Secured Notes due July 1, 2004.....     (III)           --        100,000
8.75% Senior Subordinated Notes, due 2009.....................      (VI)      300,269        300,287
8.625% Senior Subordinated Notes, due 2011....................       (V)      199,106             --
9.00% Subordinated Promissory Note............................      (VI)       53,999         47,600
Notes payable to certain shareholders of
   MediaNews..................................................     (VII)
                                                                                   --          2,971
                                                                           ----------     ----------
                                                                              750,474        509,846
Less current portion of long-term debt........................                  7,783          5,644
                                                                           ----------     ----------
                                                                           $  742,691     $  504,202
                                                                           ==========     ==========

   I. On June 30, 1999, Garden State entered into a new seven year, amended and restated bank credit facility ("New Credit Facility"), which provides for borrowings up to $350.0 million, including $15.0 million that can be used for standby letters of credit. The new Bank Credit Facility replaces the Company's previous bank credit facility, which was repaid in full. Borrowings under the New Credit Facility bear interest at rates based upon, at the Company's option, Eurodollar or prime rates plus a spread based on MediaNews' leverage ratio. Borrowing margins for prime and Eurodollar borrowings vary from 0.875% to 0.125% and 2.125 to 1.00%, respectively. Interest on prime borrowings is payable quarterly in arrears. Interest on Eurodollar borrowings is due at the end of each interest rate contract or quarterly if the interest rate contract exceeds three months. In addition to interest, the Company pays an annual commitment fee of 0.5% to 0.25% on the unused portion of the commitment based on the Company's leverage ratio. In conjunction with the New Credit Facility, we paid $3.0 million of fees and expenses, which the Company charged $2.2 million of the debt issuance cost to other expense in fiscal year 1999. The remaining debt issuance costs were charged to the Denver Post Corporation in conjunction with its borrowings under the New Credit Facility as discussed below. The New Credit Facility requires a mandatory $75.0 million reduction in the credit commitment on September 30, 2003 and quarterly reductions on $25.0 million beginning December 31, 2003, with a final reduction on June 30, 2006. The New Credit Facility is secured by a pledge of capital stock of the Company's subsidiaries.

          As of June 30, 1999, Garden State has borrowed approximately $164.5 million under the New Credit Facility and MediaNews has borrowed approximately $100.4 million under a special provision of the New Credit Facility, which provided MediaNews with a loan to purchase an additional 20% interest in the Denver Post Corporation and refinance their debt. As of June 30, 1999, the Denver Post Corporation is obligated for $60.0 million of the News Credit Facility as evidenced by a note payable to MediaNews. On July 1, 1999, MediaNews contributed its 80% ownership in the Denver Post Corporation and related debt to Garden State (See Note 11: Subsequent Events). The New Credit Facility contains a number of covenants that, among other things, restrict our ability and our subsidiaries' ability to dispose of assets, incur additional indebtedness, pay dividends or make capital contributions, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations. In addition, the New Credit Facility requires compliance with certain cash flow ratios, senior debt to operating cash flow, operating cash flow to pro forma debt service and operating cash flow to fixed charges.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5: LONG-TERM DEBT (CONTINUED)

  II. In connection with various acquisitions, Garden State and its subsidiaries have issued notes payable to prior owners and assumed certain debt obligations. The notes payable and other debt obligations bear interest at rates ranging from 0% to 6%. The notes bearing interest at below market rates were discounted at rates ranging from 9% to 12.0%. The majority of these notes and other debt obligations are unsecured obligations of Garden State.

 III. In May 1994, Garden State issued $100.0 million of Senior Subordinated Secured Notes due 2004. As previously discussed, these Senior Subordinated Secured Notes have been repaid in full in fiscal year 1999.

  IV. In October 1997 and February 1998, Garden State issued in the aggregate $300.0 million of Senior Subordinated Notes due 2009. These notes bear interest at 8.75% payable semi-annually, in arrears, on April 1 and October 1. The 8.75% Senior Subordinated Notes were issued at a slight premium, resulting in net proceeds to the Company of $300.0 million, excluding related debt issuance cost. Interest accruing on the 8.75% Senior Subordinated Notes is payable semi-annually in arrears on October 1 and April 1. No principal payments are required until October 1, 2009, at which time the outstanding principal amount is due and payable. The 8.75% Senior Subordinated Notes are subordinated and junior in right of payment to obligations under the current Bank Credit Facility. The 8.75% Senior Subordinated Notes are general unsecured obligations of the Company ranking pari passu in right of payment with the 8.625% Senior Subordinated Notes and all other future senior subordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company, which is made expressly junior thereto.

   V. In the third quarter of fiscal year 1999, the Company issued $200.0 million of 8.625% Senior Subordinated Notes due 2011. Interest accruing on the 8.625% Senior Subordinated Notes is payable semi-annually, in arrears on January 1 and July 1. The indebtedness evidenced by the 8.625% Senior Subordinated Notes are subordinated and junior in right of payment to obligations under the current Bank Credit Facility. No principal payments are required until July 1, 2011, at which time all outstanding principal and interest is due and payable. The 8.625% Senior Subordinated Notes are general unsecured obligations of the Company ranking pari passu in right of payment with the existing 8.75% Senior Subordinated Notes.

   VI. The Company entered into a subordinated note purchase agreement pursuant to which the Company issued a $47.6 million, 9.0% Subordinated Promissory Note (the "Promissory Note") due January 31, 2010. Interest accruing on the Promissory Note is payable quarterly, provided that on each interest payment date occurring on or prior to December 31, 2002, the Company may elect to defer payment of any or all accrued and unpaid interest. However, in calendar years 2000, 2001 and 2002, the Company must pay the lesser of $3.0 million or all accrued and unpaid interest due in such year. The Promissory Note is subordinated and junior in right of payment to the Company's Bank Credit Facility and senior subordinated debt. No scheduled principal payments are required until January 31, 2010, at which time the outstanding principal amount is due and payable. In addition to Garden State, one of the Company's subsidiaries is a co-obligor on the Promissory Note.

  VII. As previously discussed, the notes payable to MediaNews shareholders were repaid in full in fiscal year 1999.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5: LONG-TERM DEBT (CONTINUED)

     Maturities of the Company's long-term debt as of June 30, 1999, for the five fiscal years ending June 30, 2004 and thereafter, are shown below.

                                                   June 30,
                                                -------------
                                                (In thousands)
          2000...............................    $      7,783
          2001...............................           8,339
          2002...............................           7,717
          2003...............................           5,283
          2004...............................          41,167
          Thereafter.........................         680,185
                                                  -----------
                                                  $   750,474
                                                  ===========

     Interest paid during the fiscal years ended June 30, 1999, 1998 and 1997 was approximately $53.0 million, $36.9 million and $30.8 million, respectively.

     Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company totaling approximately $2.2 million as of June 30, 1999. In addition, the Company issued approximately $2.9 million of additional letters of credit in support of its obligations under non-compete agreements entered into in connection with the August 31, 1995, acquisition and newsprint hedge contracts.

     The fair market value of the 8.625% Senior Subordinated Notes and the 8.75% Senior Subordinated Notes at June 30, 1999 was approximately $189.0 million and $288.0 million, respectively. The carrying value of the Company's long-term debt, which has interest rates tied to prime or LIBOR, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate its fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price net of remaining original issue discounts, if applicable.

NOTE 6: LEASES

     One of the newspapers in the California Newspapers Partnership leases an operating facility under a capital lease. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets as follows:

                                             June 30,
                                          1999      1998
                                         ------    ------
                                          (in thousands)
Building ............................    $6,934    $6,934
Accumulated amortization ............     2,273     2,042
                                         ------    ------
Assets under capital leases, net ....    $4,661    $4,892
                                         ======    ======

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6: LEASES (CONTINUED)

     The Company also lease certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $2.6 million, $2.3 million and $2.0 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows:

                                                   Capital   Operating
      Fiscal Years Ending                           Leases    Leases
      -------------------                          -------    -------
                                                     (in thousands)
2000 ..........................................    $   867    $ 2,942
2001 ..........................................        931      2,945
2002 ..........................................        931      1,805
2003 ..........................................        931      1,131
2004 ..........................................        931      1,032
Thereafter ....................................     14,041      5,094
                                                   -------    -------
Total minimum lease payments ..................     18,632    $14,949
                                                              =======
Less amount representing interest .............     11,169
                                                   -------
Present value of net future lease payments ....    $ 7,463
                                                   =======

NOTE 7:  EMPLOYEE BENEFIT PLANS

Pension Plans

     In conjunction with the July 31, 1997 and the January 29, 1998 acquisitions, the Company assumed overfunded non-contributory defined benefit pension plans, which covered substantially all the employees at the acquired newspapers. Shortly after the January 29, 1998 acquisition, the Company elected to freeze the plan assumed in conjunction with that acquisition. Accordingly, all current service cost under that plan has been terminated. Participants in the plan assumed in conjunction with the July 31, 1997 acquisition continue to accrue benefits associated with current services, based on years of service and estimated compensation prior to retirement. The Company's funding policy for all plans is to make the minimum annual contributions required by the Employee Retirement Income Security Act of 1974.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:  EMPLOYEE BENEFIT PLANS (CONTINUED)

     The components of net periodic pension for the Company's defined benefit plans for the year ended June 30, 1999 and 1998, are as follows:

                                                             1999             1998
                                                         -----------      -----------
                                                                 (in thousands)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year ...........    $    45,027      $    31,824
  Service Cost ......................................            190              270
  Interest Cost .....................................          3,054            2,358
  Amendments ........................................             --            7,653
  Actuarial (loss) gain .............................         (1,399)           5,221
  Benefits Paid .....................................         (2,749)          (2,300)
                                                         -----------      -----------
  Benefit obligation at end of year .................    $    44,123      $    45,026
                                                         ===========      ===========

CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year ....    $    48,464      $    33,103
  Actual Return on Plan Assets ......................          3,471            4,853
  Transfer due to merger ............................             --           12,513
  Employer Contribution .............................             --              295
  Benefits Paid .....................................         (2,749)          (2,300)
                                                         -----------      -----------
  Fair value of plan assets at end of year ..........    $    49,186      $    48,464
                                                         ===========      ===========

  Funded Status .....................................    $     5,063      $     3,438
  Unrecognized Net Actuarial (gain)/loss ............           (161)             860
                                                         -----------      -----------
  Prepaid Benefit Cost ..............................    $     4,902      $     4,298
                                                         ===========      ===========

WEIGHTED AVERAGE ASSUMPTIONS AS OF JUNE 30
  Discount Rate .....................................           7.50%     7.25% - 8.0%
  Expected Return on Plan Assets ....................     8.0% - 8.5%      8.0% - 8.5%
  Rate of Compensation Increase .....................            4.0%             4.0%

COMPONENTS OF NET PERIODIC BENEFIT COST
  Service Cost ......................................    $       189      $       270
  Interest Cost .....................................          3,054            2,358
  Expected Return on Plan Assets ....................         (3,849)          (2,635)
                                                         -----------      -----------
  Net Periodic (Benefit) Cost .......................    $      (606)     $         7
                                                         ===========      ===========

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:  EMPLOYEE BENEFIT PLANS (CONTINUED)

OTHER RETIREMENT PLANS

     Garden State and a majority of its newspaper properties participate in retirement/savings plans and, in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. Substantially all of Garden State's full-time employees are covered by one of these plans. Total expense for these plans for the fiscal years ended June 30, 1999, 1998 and 1997, was approximately $1.8 million, $2.1 million, and $2.1 million, respectively.

NOTE 8: INCOME TAXES

     The income tax provision (benefit) for each of the three years ended June 30, 1999, 1998 and 1997, consists of the following:

                        1999       1998         1997
                      -------     -------     -------
                               (in thousands)
Current:
  State ..........    $  (437)    $ 2,592     $ 3,429
  Federal ........     (3,633)      3,720         863
Deferred:
  State ..........        984       1,062        (213)
  Federal ........      7,560      (2,582)     (3,013)
                      -------     -------     -------
Net provision ....    $ 4,474     $ 4,792     $ 1,066
                      =======     =======     =======

     A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement earnings before income taxes for the three years ended June 30, 1999, 1998 and 1997 is as follows:

                                                                1999     1998      1997
                                                                ----     ----      ----
                                                                    (in thousands)
Statutory Federal income tax rate ..........................      35%      35%       35%
 Effect of:
    State income tax net of federal benefit ................       4        7         7
    Utilization of net operating losses ....................       1      (22)      (24)
    Book/tax basis difference associated with
      acquisitions and non-deductible acquisition costs ....       2        1         1
    Sales of assets ........................................      --       (6)      (17)
    Other, net .............................................       3       (1)        2
                                                                ----     ----      ----
Financial statement effective tax rate .....................      45%      14%        4%
                                                                ====     ====      ====

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8: INCOME TAXES (CONTINUED)

Components of the long-term deferred tax assets and liabilities are as follows:

                                                      June 30,
                                               ---------------------
                                                 1999         1998
                                               --------     --------
                                                   (in thousands)
Deferred tax assets:
Net operating losses and other credits ....    $ 19,340     $ 14,826
Other .....................................      15,540       13,665
                                               --------     --------
                                                 34,880       28,491

Valuation allowance .......................      (9,200)      (9,273)
                                               --------     --------
Deferred tax assets .......................      25,680       19,218

Deferred tax liabilities:
Fixed assets ..............................      14,018       16,624
Intangibles ...............................      20,148       14,254
Partnership Interests .....................       8,934          592
Other .....................................         950          243
                                               --------     --------
Deferred tax liabilities ..................      44,050       31,713
                                               --------     --------

Net deferred tax liabilities ..............    $ 18,370     $ 12,495
                                               ========     ========

     In fiscal year 1998, the Company generated Federal taxable income that was offset by operating loss carryforwards. However, since the Federal tax laws do not allow the Company to completely offset taxable income with loss carryforwards, the Company did incur alternative minimum tax which can be carried forward as a credit to future taxes payable. Other deferred tax assets are the result of timing differences associated with bad debt, capital leases, deferred compensation and debt issuance costs.

     At June 30, 1999, the Company has approximately $51.0 million of net operating loss carryforwards for tax reporting purposes available to offset its future taxable income which expire in 2005 through 2019 and $1.4 million of alternative minimum tax credit carryforwards.

     The Company made state and Federal income tax payments of approximately $0.1 million, $9.0 million and $3.0 million during fiscal years 1999, 1998 and 1997, respectively.

NOTE 9: RELATED PARTY TRANSACTIONS

     An unconsolidated affiliate of the Company has historically provided management services to the Company and its subsidiaries. Management fees charged by the affiliate for fiscal years June 30, 1999, 1998 and 1997 were $3.2 million, $2.8 million and $2.2 million, respectively. Management fees have been included in selling, general and administrative expense. Effective July 1, 1999, MediaNews began providing these services directly to Garden State. This change will have no effect on net income in the future.

NOTE 10: COMMITMENTS AND CONTINGENCIES

     The Company is involved in a number of legal proceedings that have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10: COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company, through MediaNews has entered into newsprint agreements covering 37,500 metric tons of newsprint, which expires over the next six to nine years. Garden State uses the agreements to minimize in part, the Company's exposure to the uncertainty of future newsprint price fluctuations. Settlements are made on a monthly or quarterly basis, and vary based on the difference between the fixed contract price and the price as published in the Paper Trader (also known as the RISI index). The weighted average fixed price of newsprint under the agreements is $602 per metric ton. Garden State accounts for amounts received or paid under these agreements as an adjustment of newsprint expense. Garden State also participates in fixed price contracts, which currently allow the Company to purchase 30 pound newsprint at a weighted average price of $499 per metric ton.

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

NOTE 11: SUBSEQUENT EVENTS

Reorganization

     Subsequent to June 30, 1999, the following reorganization transactions occurred at Garden State and MediaNews:

     On June 30, 1999 MediaNews borrowed $100.4 million under the Company's New Credit Facility. Proceeds from this borrowing were used to acquire an additional 20% interest in The Denver Post Corporation ("Denver Post") and repay the Denver Post's bank debt and mandatorily redeemable preferred stock plus accrued dividends. On July 1, 1999, MediaNews contributed its 80% interest in the Denver Post to Garden State along with the borrowings described above. In conjunction with the transactions described above, MediaNews and the Denver Post also entered into a Master Intercompany Note, representing the amounts of the Company's New Credit Facility which is guaranteed by the Denver Post. The Denver Post's guarantee is limited to the Permitted Debt of the Denver Post as defined in the Denver Post Corporation Shareholder Agreement between MediaNews and Media General. At July 1, 1999, the amount owed by the Denver Post under the Master Intercompany Note was approximately $60.0 million.

     The Denver Post Shareholder Agreement provides Media General and MediaNews with a put and a call option, respectively, on Media General's remaining 20% interest in the Denver Post. The put can be exercised by Media General beginning June 30, 2001 and expires June 30, 2004. The call option can be exercised beginning July 1, 2004 and expires June 30, 2005. The price of the put and call are the same and is based on the appraised fair market value of the Denver Post, less Permitted Debt of the Denver Post. MediaNews has one year to close on the purchase from the date of the put notice.

     On September 1, 1999, Garden State was merged into MediaNews, with MediaNews as the surviving Corporation. Consolidated financial statements beginning after September 1, 1999 will be under the company name MediaNews Group, Inc. These financial statements will include the operations of the former Garden State newspapers, the Denver Post and MediaNews.

                         GARDEN STATE NEWSPAPERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11: SUBSEQUENT EVENTS (CONTINUED)

     Giving effect to the merger of Garden State and MediaNews and the consolidation of the Denver Post on a pro forma basis at June 30, 1999, maturities of MediaNews' long-term debt for the five fiscal years ending June 30, 2004 and thereafter, are as follows:

                                              June 30,
                                            -------------
                                           (in thousands)
         2000.............................   $    7,783
         2001.............................        8,339
         2002.............................        7,717
         2003.............................        5,283
         2004.............................       65,750
         Thereafter.......................      756,002
                                              ---------
                                              $ 850,874
                                              =========

Sale of The Hemet News and Moreno Valley Times.

     Effective July 31, 1999 the California Newspapers Partnership sold the assets of The Hemet News and Moreno Valley Times for a pre-tax gain of approximately $3.4 million. Proceeds from the sale will be used to purchase assets that cluster with newspapers owned by the California Newspapers Partnership.

                 GARDEN STATE NEWSPAPERS, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (in thousands)

                                         Balance at       Additions                                     Balance at
                                         Beginning of     Charged to        Net         Acquisitions      End of
                                            Period       Expense Net     Deductions    (Dispositions)     Period
                                         ------------    ------------    ----------    -------------    ----------
YEAR ENDED JUNE 30, 1999
  Reserves and allowances
   deducted from asset accounts:

Allowance for doubtful
   accounts ..........................     $   6,239       $   7,846      $   6,579       $     657       $   8,163

YEAR ENDED JUNE 30, 1998
  Reserves and allowances
   deducted from asset accounts:

Allowance for doubtful
   accounts ..........................     $   4,252       $   4,596      $   3,636       $   1,027       $   6,239

YEAR ENDED JUNE 30, 1997
  Reserves and allowances
   deducted from asset accounts:

Allowance for doubtful
   accounts ..........................     $   2,426       $   3,567      $   3,595       $   1,854       $   4,252


                See notes to consolidated financial statements.

INDEX TO EXHIBITS

EXHIBIT
NO.       DESCRIPTION
-------   -----------
3.1*    - Fourth Restated and amended Certificate of Incorporation

3.2*    - Second restated bylaws of Garden State Newspapers, Inc.

4.1*    - Form of Indenture dated as of March 16, 1999 (the "Indenture")
          between Garden State Newspapers, Inc., as Issuer, and The Bank of New
          York, as Trustee

4.2*    - Registration Rights Agreement dated as of March 16, 1999, among
          Garden State Newspapers, Inc. as Issuer and Goldman, Sachs & Co., BNY
          Capital Markets, Inc., Nationsbanc Montgomery Securities LLC and
          First Union Capital Markets Corp., as Initial Purchasers

4.3*    - Form of Garden State Newspapers, Inc.'s 8-5/8% Senior Subordinated
          Notes due 2011, Series A (contained in the Indenture filed as Exhibit
          4.1)

4.4*    - Form of Garden State Newspapers, Inc.'s 8-5/8% Senior Subordinated
          Notes due 2011, Series B, the "Exchange Note" (contained in the
          Indenture filed as Exhibit 4.1)

5.0*    - Opinion of Verner, Liipfert, Bernhard, McPherson & Hand

10.1*   - $350.0 million amended and restated credit agreement dated as of
          June 30, 1999 among Garden State Newspapers, Inc., the Banks listed therein, the Guarantors listed therein and the various agents listed therein and Which is herein referred to as the new credit agreement

10.2*   - Management Agreement dated July 1, 1988, between MediaNews Services,
          Inc. and the Registrant

10.3*   - Employment Agreement dated April 26, 1985, between Garden State
          Newspapers, Inc. and William Dean Singleton, with April 30, 1986,
          October 1, 1988, and February 10, 1993, January 15, 1996 Amendments

10.4*   - Joint Operating Agreement dated January 13, 1989, among York Daily
          Record, Inc., York Newspapers, Inc., and The York Newspapers Company

10.5*   - Form of Tax Sharing Agreement by and between Garden State
          Newspapers, Inc. and MediaNews Group, Inc., (formerly known as
          Affiliated Newspapers Investments, Inc.)

10.6*   - Consulting Agreement dated November 16, 1993, between J. Allan Meath and Garden State Newspapers, Inc.

10.7*   - Asset Purchase Agreement dated July 31, 1995, by and among EPC
          Holding, Inc., The Eagle Publishing Company, Reformer Publishing
          Corporation, Middletown Press Publishing Corporation, and Eagle
          Street Realty Trust, as Sellers, and New England Newspapers, Inc.,
          Brattleboro Publishing Company, Connecticut Newspapers, Inc. and
          Pittsfield Publications, Inc., as Purchasers

10.8*   - Asset Purchase Agreement dated July 31, 1995, by and among Banner
          Publishing Corporation and Eagle Street Realty Trust, as Sellers, and
          New England Newspapers, Inc. and North Eastern Publishing Company, as
          Purchasers

10.9*   - Asset Purchase Agreement by and among Lowell Sun Publishing Company and Lowell Sun Realty Company (Sellers), Garden State Newspapers,
          Inc. (Purchaser), and John H. Costello, Jr., Alexander S. Costello,
          Thomas F. Costello, Charlotte E. LaPierre and Dana Biadi
          (Guarantors), relating to the Acquisition of The Sun and The Sunday
          Sun dated July 31, 1997

10.10* - Asset Purchase and Sale Agreement by and between Tower Media, Inc., as Seller; Jack Kent Cooke Incorporated, as Guarantor; and Garden
          State Newspapers, Inc., as Purchaser, dated as of December 1, 1997

10.11*  - Indenture dated as of October 1, 1997, between Garden State
          Newspapers, Inc. and The Bank of New York, as Trustee, for the issuance of up to $300,000,000 of Series A & B 8-3/4% Senior
          Subordinated Notes due 2009

10.12*  - Subordinated Note Purchase Agreement between Garden State
          Newspapers, Inc. and Greenco, Inc. dated as of January 30, 1998

10.13*  - Note Purchase Agreement dated February 6, 1998, by and among Garden
          State Newspapers, Inc. and the Initial Purchasers of $50,000,000 of
          8-3/4 Notes due 2009

10.14*  - Purchase Agreement dated March 10, 1999, by and among Garden State
          Newspapers, Inc. and the Initial Purchasers of $200,000,000 of 8-5/8%
          Notes due 2011

EXHIBIT
NO.       DESCRIPTION
-------   -----------

10.15*  - Partnership Agreement of California Newspapers Partnership, a
          Delaware General Partnership, by and among West Coast MediaNews LLC,
          Donrey Newspapers LLC, the Sun Company of San Bernardino, California and MediaWest-SBC, Inc. dated March 31, 1999

10.16*  - Contribution Agreement dated March 3, 1999 by and among Garden State
          Newspapers, Inc., Alameda Newspapers, Inc., V&P Publishing, Inc.,
          Internet Media Publishing, Inc., DR Partners, MediaWest-SBC, Inc. and
          The Sun Company of San Bernardino, California

10.17*  - Third Amended and Restated Shareholders' Agreement dated as of June
          30, 1999 among the shareholders of Denver Newspapers, Inc.

10.18*  - Tax Agreement dated as of June 30, 1999 among the Shareholders of
          Denver Newspapers, Inc. (now known as The Denver Post Corporation)

12.1*   - Computation of Ratio Earnings to Fixed Charges

21.1*   - Subsidiaries of Registrant

27      - Financial Data Schedule


----------------
* Previously Filed

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   GARDEN STATE NEWSPAPERS, INC.


Date:  September 17, 1997                    By:   /S/ Joseph J. Lodovic, IV
                                                --------------------------------
                                                   Joseph J. Lodovic, IV
                                                   Executive Vice President and
                                                   Chief Financial Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

            SIGNATURE                                       TITLE                                  DATE
-----------------------------------      ----------------------------------------------    ------------------
   /S/ William Dean Singleton              Vice Chairman, President, Chief Executive
-----------------------------------      Officer and Director (Chief Executive Officer)    September 17, 1999
     (William Dean Singleton)

    /S/ Joseph J. Lodovic, IV                 Executive Vice President and Chief
-----------------------------------       Financial Officer (Chief Financial Officer)      September 17, 1999
      (Joseph J. Lodovic, IV)

      /S/ Richard B. Scudder                               Director                        September 17, 1999
-----------------------------------
       (Richard B. Schudder)

         /S/ Jean Scudder                                  Director                        September 17, 1999
-----------------------------------
          (Jean Scudder)

       /S/ Ronald A. Mayo                    Vice President Finance and Controller
-----------------------------------              (Principal Accounting Officer)            September 17, 1999
         (Ronald A. Mayo)

INDEX TO EXHIBITS

EXHIBIT
NO.       DESCRIPTION
-------   -----------
3.1*    - Fourth Restated and amended Certificate of Incorporation

3.2*    - Second restated bylaws of Garden State Newspapers, Inc.

4.1*    - Form of Indenture dated as of March 16, 1999 (the "Indenture")
          between Garden State Newspapers, Inc., as Issuer, and The Bank of New
          York, as Trustee

4.2*    - Registration Rights Agreement dated as of March 16, 1999, among
          Garden State Newspapers, Inc. as Issuer and Goldman, Sachs & Co., BNY
          Capital Markets, Inc., Nationsbanc Montgomery Securities LLC and
          First Union Capital Markets Corp., as Initial Purchasers

4.3*    - Form of Garden State Newspapers, Inc.'s 8-5/8% Senior Subordinated
          Notes due 2011, Series A (contained in the Indenture filed as Exhibit
          4.1)

4.4*    - Form of Garden State Newspapers, Inc.'s 8-5/8% Senior Subordinated
          Notes due 2011, Series B, the "Exchange Note" (contained in the
          Indenture filed as Exhibit 4.1)

5.0*    - Opinion of Verner, Liipfert, Bernhard, McPherson & Hand

10.1*   - $350.0 million amended and restated credit agreement dated as of
          June 30, 1999 among Garden State Newspapers, Inc., the Banks listed therein, the Guarantors listed therein and the various agents listed therein and Which is herein referred to as the new credit agreement

10.2*   - Management Agreement dated July 1, 1988, between MediaNews Services,
          Inc. and the Registrant

10.3*   - Employment Agreement dated April 26, 1985, between Garden State
          Newspapers, Inc. and William Dean Singleton, with April 30, 1986,
          October 1, 1988, and February 10, 1993, January 15, 1996 Amendments

10.4*   - Joint Operating Agreement dated January 13, 1989, among York Daily
          Record, Inc., York Newspapers, Inc., and The York Newspapers Company

10.5*   - Form of Tax Sharing Agreement by and between Garden State
          Newspapers, Inc. and MediaNews Group, Inc., (formerly known as
          Affiliated Newspapers Investments, Inc.)

10.6*   - Consulting Agreement dated November 16, 1993, between J. Allan Meath and Garden State Newspapers, Inc.

10.7*   - Asset Purchase Agreement dated July 31, 1995, by and among EPC
          Holding, Inc., The Eagle Publishing Company, Reformer Publishing
          Corporation, Middletown Press Publishing Corporation, and Eagle
          Street Realty Trust, as Sellers, and New England Newspapers, Inc.,
          Brattleboro Publishing Company, Connecticut Newspapers, Inc. and
          Pittsfield Publications, Inc., as Purchasers

10.8*   - Asset Purchase Agreement dated July 31, 1995, by and among Banner
          Publishing Corporation and Eagle Street Realty Trust, as Sellers, and
          New England Newspapers, Inc. and North Eastern Publishing Company, as
          Purchasers

10.9*   - Asset Purchase Agreement by and among Lowell Sun Publishing Company and Lowell Sun Realty Company (Sellers), Garden State Newspapers,
          Inc. (Purchaser), and John H. Costello, Jr., Alexander S. Costello,
          Thomas F. Costello, Charlotte E. LaPierre and Dana Biadi
          (Guarantors), relating to the Acquisition of The Sun and The Sunday
          Sun dated July 31, 1997

10.10* - Asset Purchase and Sale Agreement by and between Tower Media, Inc., as Seller; Jack Kent Cooke Incorporated, as Guarantor; and Garden
          State Newspapers, Inc., as Purchaser, dated as of December 1, 1997

10.11*  - Indenture dated as of October 1, 1997, between Garden State
          Newspapers, Inc. and The Bank of New York, as Trustee, for the issuance of up to $300,000,000 of Series A & B 8-3/4% Senior
          Subordinated Notes due 2009

10.12*  - Subordinated Note Purchase Agreement between Garden State
          Newspapers, Inc. and Greenco, Inc. dated as of January 30, 1998

10.13*  - Note Purchase Agreement dated February 6, 1998, by and among Garden
          State Newspapers, Inc. and the Initial Purchasers of $50,000,000 of
          8-3/4 Notes due 2009

10.14*  - Purchase Agreement dated March 10, 1999, by and among Garden State
          Newspapers, Inc. and the Initial Purchasers of $200,000,000 of 8-5/8%
          Notes due 2011

EXHIBIT
NO.       DESCRIPTION
-------   -----------

10.15*  - Partnership Agreement of California Newspapers Partnership, a
          Delaware General Partnership, by and among West Coast MediaNews LLC,
          Donrey Newspapers LLC, the Sun Company of San Bernardino, California and MediaWest-SBC, Inc. dated March 31, 1999

10.16*  - Contribution Agreement dated March 3, 1999 by and among Garden State
          Newspapers, Inc., Alameda Newspapers, Inc., V&P Publishing, Inc.,
          Internet Media Publishing, Inc., DR Partners, MediaWest-SBC, Inc. and
          The Sun Company of San Bernardino, California

10.17*  - Third Amended and Restated Shareholders' Agreement dated as of June
          30, 1999 among the shareholders of Denver Newspapers, Inc.

10.18*  - Tax Agreement dated as of June 30, 1999 among the Shareholders of
          Denver Newspapers, Inc. (now known as The Denver Post Corporation)

12.1*   - Computation of Ratio Earnings to Fixed Charges

21.1*   - Subsidiaries of Registrant

27      - Financial Data Schedule


----------------
* Previously Filed