Form 10-Q
period 1999-09-30
GARDEN STATE NEWSPAPERS INC
filed 1999-11-15
CIK 918944

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                             Commission File Number


                              MediaNews Group, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                    76-0425553
   (State or other Jurisdiction of                      (I.R.S. Employer
    Incorporation or organization)                   Identification Number)

               1560 Broadway
              Denver, Colorado                               80202
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (303) 837-0886


            (MEDIANEWS GROUP IS THE SUCCESSOR ISSUER TO GARDEN STATE
               NEWSPAPERS, INC., PURSUANT TO RULE 15d-5 UNDER THE
                             SECURITIES ACT OF 1933)
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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


================================================================================

                         INDEX TO MEDIANEWS GROUP, INC.
          REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999



 Item No.                                                                                                Page
------------                                                                                           ----------
                         PART I - FINANCIAL INFORMATION
     1       Financial Statements                                                                          3

     2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                         3

                           PART II - OTHER INFORMATION

     1       Legal Proceedings                                                                             3

     2       Changes in Securities                                                                         3

     3       Defaults Upon Senior Securities                                                               3

     4       Submission of Matters to a Vote of Security Holders                                           3

     5       Other Information                                                                             4

     6       Exhibits and Reports on Form 8-K                                                              4

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

ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

27 - Financial Data Schedule.



Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GARDEN STATE NEWSPAPERS, INC.



Dated: November 12, 1999            By: /s/ Joseph J. Lodovic, IV
      ----------------------           -------------------------------------
                                         Joseph J. Lodovic, IV
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Duly Authorized Officer of Registrant

                              MEDIANEWS GROUP, INC.
                         Index to Financial Information

ITEM 1.  FINANCIAL STATEMENTS:                                                                          PAGE
                                                                                                        ----
     Condensed Consolidated Balance Sheets....................................................            6
     Unaudited Condensed Consolidated Statements of Operations................................            8
     Unaudited Condensed Consolidated Statements of Cash Flows................................            9
     Notes to Unaudited Condensed Consolidated Financial Statements...........................           10


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS....................................................           13

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                      MediaNews Group,       Garden State
                                                                         Inc. and           Newspapers, Inc.
                                                                        Subsidiaries        and Subsidiaries
                                 ASSETS                              September 30, 1999      June 30, 1999
                                                                     ------------------     ----------------
                                                                                   (in thousands)
CURRENT ASSETS
Cash and cash equivalents ...........................................     $   19,377           $    2,882
Accounts receivable, less allowance for doubtful
   accounts of $11,379 and $8,163 at September 30, 1999
   and June 30, 1999, respectively ..................................        110,943               72,776
Inventories of newsprint and supplies ...............................         19,251                9,278
Prepaid expenses and other assets ...................................          7,288                4,574
Income tax receivable ...............................................          4,380                3,016
                                                                          ----------           ----------
   TOTAL CURRENT ASSETS .............................................        161,239               92,526

PROPERTY, PLANT AND EQUIPMENT
Land ................................................................         31,268               25,151
Buildings and improvements ..........................................        116,616               84,437
Machinery and equipment .............................................        357,444              242,077
                                                                          ----------           ----------
   TOTAL PROPERTY, PLANT AND EQUIPMENT ..............................        505,328              351,665
Less accumulated depreciation and amortization ......................        146,098               76,236
                                                                          ----------           ----------
   NET PROPERTY, PLANT AND EQUIPMENT ................................        359,230              275,429

OTHER ASSETS
Investment in newspaper partnerships ................................         18,209               18,378
Subscriber accounts, less accumulated amortization of
   $71,054 and $68,084 at September 30, 1999 and June 30,
   1999, respectively ...............................................        125,106              127,075
Excess of cost over fair value of net assets acquired, less
   Accumulated amortization of $29,478 and $26,319
   at September 30, 1999 and June 30, 1999, respectively ............        326,083              286,022
Covenants not to compete and other identifiable intangible
   assets, less accumulated amortization of $26,202 and
   $23,704 at September 30, 1999 and June 30, 1999, respectively ....         14,158               16,175
Other ...............................................................         42,847               13,973
                                                                          ----------           ----------
   TOTAL OTHER ASSETS ...............................................        526,403              461,623
                                                                          ----------           ----------


   TOTAL ASSETS .....................................................     $1,046,872           $  829,578
                                                                          ==========           ==========

       See notes to unaudited condensed consolidated financial statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                             MediaNews Group,      Garden State
                                                                                 Inc. and         Newspapers, Inc.
                                                                               Subsidiaries       and Subsidiaries
                  LIABILITIES AND SHAREHOLDERS' DEFICIT                     September 30, 1999      June 30, 1999
                                                                            ------------------    ----------------
                                                                              (in thousands, except share data)
CURRENT LIABILITIES
   Trade accounts payable.................................................. $           22,455    $          7,831
   Accrued liabilities.....................................................             63,389              46,862
   Unearned income.........................................................             25,751              18,140
   Current portion of long-term debt and obligations under capital leases..              9,638               7,830
                                                                            ------------------    ----------------
     TOTAL CURRENT LIABILITIES.............................................            121,233              80,663

OBLIGATIONS UNDER LONG-TERM DEBT AND CAPITAL LEASES........................            856,773             750,107

OTHER LIABILITIES..........................................................             15,211               7,543

DEFERRED INCOME TAXES......................................................             39,765              18,370

MINORITY INTEREST..........................................................            137,834             123,796

SHAREHOLDERS' DEFICIT
   Common stock, par value $0.01 and $1.00 per share; at
     September 30, 1999 and June 30, 1999, respectively; 2,314,346 and
     1,000 shares authorized, issued and outstanding at September 30,
     1999 and June 30, 1999, respectively..................................                 23                   1
   Additional paid-in capital..............................................              3,610                  --
   Deficit.................................................................           (127,577)           (150,902)
                                                                            ------------------    ----------------
     TOTAL SHAREHOLDERS' DEFICIT...........................................           (123,944)           (150,901)
                                                                            ------------------    ----------------





     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.......................     $        1,046,872    $        829,578
                                                                            ==================    ================

       See notes to unaudited condensed consolidated financial statements

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended September 30,
                                                              -------------------------------------------
                                                                     1999                    1998
                                                              --------------------    -------------------
                                                               MediaNews Group,          Garden State
                                                                   Inc. and            Newspapers, Inc.
                                                                 Subsidiaries          and Subsidiaries
                                                              --------------------    -------------------
                                                                  (in thousands, except share data)
REVENUES
   Advertising.............................................   $            184,278    $            98,064
   Circulation.............................................                 38,366                 26,301
   Other...................................................                  6,176                  3,790
                                                              --------------------    -------------------
     TOTAL REVENUES........................................                228,820                128,155

COSTS AND EXPENSES
   Cost of sales...........................................                 81,311                 43,033
   Selling, general and administrative.....................                104,047                 58,256
   Depreciation and amortization...........................                 15,568                 10,290
   Interest expense........................................                 18,750                 13,032
   Other (net).............................................                    892                    795
                                                              --------------------    -------------------
     TOTAL COSTS AND EXPENSES..............................                220,568                125,406

GAIN ON SALE OF NEWSPAPER PROPERTY.........................                  3,323                     --

MINORITY INTEREST..........................................                 (7,747)                    --
                                                              --------------------    -------------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS..........                  3,828                  2,749

INCOME TAX EXPENSE.........................................                   (330)                  (858)
                                                              --------------------    -------------------

INCOME BEFORE EXTRAORDINARY LOSS...........................                  3,498                  1,891

EXTRAORDINARY LOSS (NET OF TAXES OF $1,134)................                     --                 (2,499)
                                                              --------------------    -------------------

NET INCOME (LOSS)..........................................   $              3,498    $              (608)
                                                              ====================    ===================

NET INCOME (LOSS) PER COMMON SHARE:                                                           Pro
                                                                                             Forma
    Net income before extraordinary loss ..................   $               1.51    $              1.18
    Extraordinary loss ....................................                     --                  (1.56)
                                                              --------------------    -------------------
    Net income (loss) per common share ....................   $               1.51    $              (.38)
                                                              ====================    ===================
    Weighted average number of shares outstanding .........              2,314,346              1,596,022
                                                              ====================    ===================

       See notes to unaudited condensed consolidated financial statements

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended September 30,
                                                                               -------------------------------------------
                                                                                      1999                    1998
                                                                               --------------------    -------------------
                                                                                MediaNews Group,          Garden State
                                                                                   Inc. and             Newspapers, Inc.
                                                                                 Subsidiaries           And Subsidiaries
                                                                               --------------------    -------------------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ........................................................  $              3,498    $              (608)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ..........................................                15,202                 10,135
     Provision for losses on accounts receivable ............................                 2,953                  1,591
     Amortization of debt discount ..........................................                 1,031                    773
     Net gain on sale of assets .............................................                (3,298)                    --
     Debt repurchase premium ................................................                    --                  3,633
     Distributions in excess of earnings from Joint Operating Agreements ....                   169                    235
     Change in defined benefit plan assets ..................................                  (585)                    --
     Deferred income tax benefit ............................................                  (253)                   (42)
     Minority Interest ......................................................                 7,747                     --
     Change in operating assets and liabilities .............................                (9,238)                (1,318)
                                                                               --------------------    -------------------
        NET CASH FLOWS FROM OPERATING ACTIVITIES ............................                17,226                 14,399

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of newspaper properties ...........................................                 8,000                     --
     Acquisition of newspaper property ......................................                    --                (48,201)
     Cash acquired in acquisition ...........................................                   856                     --
     Purchase of machinery and equipment (net) ..............................                (4,403)                (1,597)
                                                                               --------------------    -------------------
        NET CASH FLOWS FROM INVESTING ACTIVITIES ............................                 4,453                (49,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Reduction of long-term debt ............................................                (9,667)              (39,727)
     Reduction of non-operating liabilities .................................                (3,204)                 (168)
     Debt repurchase premium ................................................                    --                (3,633)
     Issuance of long-term debt .............................................                10,365                 83,200
     Distributions paid to minority interest ................................                (2,678)                    --
                                                                               --------------------    -------------------
        NET CASH FLOWS FROM FINANCING ACTIVITIES ............................                (5,184)                39,672
                                                                               --------------------    -------------------

CHANGE IN CASH AND CASH EQUIVALENTS .........................................                16,495                  4,273

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................                 2,882                    999
                                                                               --------------------    -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................  $             19,377    $             5,272
                                                                               ====================    ===================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid ..........................................................  $             10,106    $             8,289
                                                                               ====================    ===================
     Income taxes paid ......................................................  $                 41    $                 3
                                                                               ====================    ===================

       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: REORGANIZATION AND BASIS OF PRESENTATION

    As a result of a corporate reorganization, as is more fully described below, MediaNews Group, Inc. (the "Company" or "MediaNews") has become the successor issuer to Garden State Newspapers, Inc., pursuant to Rule 15d-5, under the Securities Act of 1933.

Reorganization

    o In June 1999, Affiliated Newspapers Investments, Inc., parent of Garden State Newspapers, Inc., changed its name to MediaNews Group, Inc.

    o On June 30, 1999, MediaNews purchased an additional 20% interest in The Denver Post Corporation ("Denver Post"), bringing its total ownership interest in the Denver Post to 80%. In addition, the Denver Post Shareholder Agreement was modified, giving MediaNews control of the Denver Post board of directors. Accordingly, the Denver Post became a consolidated subsidiary of MediaNews.

    o On September 1, 1999, Garden State Newspapers, Inc. was merged into MediaNews, with MediaNews as the surviving corporation.

Basis of Presentation

    As a result of the reorganization described above, the condensed consolidated financial statements for September 30, 1999, included the consolidated results of operations of MediaNews and its subsidiaries, which includes the Denver Post and the subsidiaries formerly known as Garden State Newspapers, Inc. and subsidiaries ("Garden State"). The financial statement data for June 30, 1999 and the three month period ended September 30, 1998, included in this 10Q, only includes Garden State. All significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Quarterly Financial Statements

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Garden State Newspapers, Inc.'s Annual Report on Form 10-K for the year ended June 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

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

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Earnings Per Share

    Earnings per share for the three months ended September 30, 1998, have been restated to give effect to the merger of Garden State, into MediaNews as if the merger occurred effective July 1, 1998. The pro forma weighted average outstanding shares at September 30, 1998 is based on the historical number of shares of tracking stock issued by MediaNews, which are attributable to Garden State and its subsidiaries.

Disposition

    Effective July 31, 1999, the California Newspapers Partnership sold the assets of The Hemet News and Moreno Valley Times for a pre-tax gain of approximately $3.3 million. Proceeds from the sale will be used to purchase assets that cluster with newspapers owned by the California Newspapers Partnership.

NOTE 3: LONG TERM DEBT

    In conjunction with the previously described reorganization, MediaNews borrowed $100.4 million under a new credit facility. Proceeds from this borrowing were used to acquire an additional 20% interest in the Denver Post, repay the Denver Post's bank debt, redeem the Denver Post's preferred stock plus accrued dividends and pay fees and expenses on the related borrowings. In conjunction with this transaction, MediaNews and the Denver Post also entered into a Master Intercompany Note, representing the amount of borrowings under the Company's new credit facility, which are directly attributable to the operations of the Denver Post. Amounts borrowed under the Master Intercompany note are guaranteed by the Denver Post. The Denver Post's debt guarantee is limited to the Permitted Debt of the Denver Post as defined in the Denver Post Shareholder Agreement between MediaNews and Media General.

    The following table sets forth the approximate expected scheduled maturities of long-term debt, excluding capital leases, of the Company for the fiscal years indicated, (in thousands):

                 2000.............................      $     5,755
                 2001.............................            8,589
                 2002.............................            8,240
                 2003.............................            5,694
                 2004.............................           69,723
                 Thereafter.......................          757,507
                                                        -----------
                                                        $   855,508
                                                        ===========


NOTE 4: COMMITMENTS

    MediaNews has entered into newsprint swap agreements covering 75,000 metric tons of newsprint, which expire over the next six to nine years. MediaNews uses the agreements to minimize in part, the Company's exposure to the uncertainty of future newsprint price fluctuations. Settlements are made on a monthly or quarterly basis, and vary based on the difference between the fixed contract price and the price as published in the Paper Trader (also known as the RISI index). The weighted average fixed price of newsprint under the agreements is $592 per metric ton. MediaNews accounts for amounts received or paid under these agreements as an adjustment to newsprint expense. MediaNews also participates in fixed price contracts, which currently allow the Company to purchase 30 pound newsprint at a weighted average price of approximately $538 per metric ton.

    The Denver Post Shareholder Agreement provides Media General and MediaNews with a put and a call option, respectively, on Media General's remaining 20% interest in the Denver Post. The put can be exercised by Media General beginning June 30, 2001

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4: COMMITMENTS (CONTINUED)

and expires June 30, 2004. The call option can be exercised beginning July 1, 2004 and expires June 30, 2005. The price of the put and call are the same and is based on the appraised fair market value of the Denver Post, less Permitted Debt of the Denver Post. MediaNews has one year to close on the purchase from the date of the put notice.

NOTE 5: SUBSEQUENT EVENTS

Business Acquisition

    Effective October 31, 1999, the Company acquired substantially all of the assets used in the publication of the Deming Headlight, a morning newspaper published in Deming, New Mexico, for approximately $2.0 million cash.
The newspaper has daily paid circulation of approximately 3,850.

    The acquisition will be accounted for as a purchase; accordingly, the Consolidated Financial Statements will include the operations of the acquired newspaper from the date of acquisition.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATING RESULTS

Three Months Ended September 30, 1999 and 1998

Revenues

    Revenues increased $100.7 million or 78.5% in the first quarter of fiscal year 2000 as compared to the same quarter of fiscal year 1999. The increase in revenue was primarily attributable to the consolidation of the Denver Post; the formation of the California Newspapers Partnership ("CNP"), the August 21, 1998 acquisition of the 50% interest in the Charleston Newspaper joint venture, and the October 1, 1998 acquisition of the Daily Times. Excluding newspaper acquisitions, consolidation of the Denver Post and the CNP partnership, the Company's remaining newspaper operations ("existing newspapers") had a 4.8% increase in operating revenues for the first quarter of fiscal year 2000. Advertising revenues at these newspapers increased by approximately 6.2%, driven by continued growth in all advertising categories.

Cost of Sales

    Cost of sales increased $38.3 million or 89.0% in the first quarter of fiscal year 2000 compared to the same quarter of fiscal year 1999. The aforementioned acquisitions, consolidation of the Denver Post and CNP partnership caused the majority of the cost of sales increase for the quarter ended September 30, 1999. Excluding newspaper acquisitions, consolidation of the Denver Post and the CNP partnership, cost of sales decreased slightly, primarily driven by decreased newsprint prices and production expenses, which was offset by increases in editorial spending.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses increased $45.5 million or 77.8% in the first quarter of fiscal year 2000 as compared to the same quarter of fiscal year 1999. The aforementioned acquisitions, consolidation of the Denver Post and the CNP partnership caused almost all of the SG&A expense increase in the first quarter of fiscal year 2000. Excluding newspaper acquisitions, consolidation of the Denver Post and the CNP partnership, SG&A expense increased approximately 8.4%. The increase in SG&A is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and total paid circulation. The substantial increase in the size of the Company also caused corporate overhead to increase.

EBITDA

    EBITDA adjusted for minority interest increased $8.1 million or 30.4%. The majority of the increase was due to the consolidation of the Denver Post, formation of CNP partnership and prior year acquisitions; however, the Company's existing newspapers realized a 6.9% increase in EBITDA. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, the Company believes that EBITDA is an indicator and measurement of its leverage capacity and debt service ability.

Depreciation and Amortization

    Depreciation and amortization increased $5.3 million in the first quarter of fiscal year 2000 as compared to the same period of fiscal year 1999. The aforementioned consolidation of the Denver Post, formation of the CNP partnership and acquisitions caused the majority of the increase in depreciation and amortization expense.

Interest Expense

    Interest expense increased $5.7 million in the first quarter of fiscal year 2000 as compared to the same period in fiscal year 1999. Interest expense increased as a result of a $329.3 million increase in average debt outstanding, primarily associated with acquisitions, debt repurchases and the inclusion of debt related to the Denver Post and MediaNews, which was not previously part of

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Garden State's consolidated debt. This increase was partially offset by a 84 basis point decrease in the average interest rate, associated with repurchasing the Company's 12% Senior Subordinated Secured Notes, which was funded with lower cost bank debt.

Extraordinary Loss

    In the first quarter of fiscal year 1999, Garden State repurchased $36.0 million of its 12% Senior Subordinated Secured Notes at a premium of approximately $3.6 million. The premium, net of income taxes, was recorded as an extraordinary loss. Based on the Company's current interest rates, the repurchase has significantly reduced the Company's total interest expense.

Net Income

    MediaNews Group recorded adjusted net income of approximately $1.5 million in the first quarter of fiscal year 2000 after excluding the Company's share of the gain on sale of a CNP newspaper property of approximately $2.0 million; compared to and adjusted net income of $1.9 million in the first quarter of fiscal year 1999 after excluding the extraordinary loss of $2.5 million. The decrease in adjusted net income is primarily attributable to a $11.6 million increase in operating profit as a result of acquisitions, consolidation of the Denver Post and the California Newspapers Partnership and a $0.5 million reduction in income tax expense resulting from the use of net operating loss carryforwards. These increases in net income were offset by a $5.7 million increase in interest expense, and a $7.7 million increase in allocations to minority interests.

FINANCIAL CONDITION AND LIQUIDITY

    Net cash flows from operating activities were approximately $17.2 million and $14.4 million for the three months ended September 30, 1999 and 1998, respectively. The $2.8 million increase in cash flow from operating activities was primarily the result of the $8.1 million increase in EBITDA, adjusted for minority interests, for the three months ended September 30, 1999, compared to the same period of the prior year. The increase in EBITDA was offset by a $5.7 million change in operating assets and liabilities strictly due to timing differences.

    Net cash flows from investing activities were $4.5 million and ($49.8) million for the three months ended September 30, 1999 and 1998, respectively. The $54.3 million increase was primarily the result of the Company spending $48.2 million on acquisitions in fiscal year 1999 compared to receiving $8.0 million in the first quarter of fiscal year 2000 from the sale of newspaper properties.

    Net cash flows from financing activities were ($5.2) million and $39.7 million for the three months ended September 30, 1999 and 1998, respectively. The change of approximately $44.9 million was primarily attributable to the Company paying down a net $2.5 million of long-term debt in the first three months of fiscal 2000, compared to a net borrowing of $39.9 million in fiscal 1999. The majority of the 1999 borrowings were made in conjunction with the previously discussed acquisition. The $3.6 million of debt repurchase premiums in fiscal year 1999 also contributed to the change.

Liquidity

    Based upon current and expected future operating results, management believes that the Company will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. MediaNews has $76.7 million available for future borrowings under its bank credit agreement, net of approximately $4.8 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


NEAR TERM OUTLOOK

Newsprint Prices

     Effective October 1, 1999, North American newsprint suppliers increased the price of 30 pound newsprint by $50 per metric ton. Currently, North American 30 pound newsprint is averaging $515 per metric ton for large newsprint buyers. However, we continued to purchase newsprint from Europe and Asia at prices below $515 per metric ton after the October 1, 1999 price increase. To minimize the influence of newsprint price fluctuations, MediaNews has entered into fixed price newsprint contracts and newsprint swap agreements, which expire over the next three months to nine years. The weighted average price for newsprint under both the fixed price newsprint contracts and the newsprint swap, for fiscal 2000, is $580 per metric ton. Approximately 40% of our fiscal year 2000 consumption is expected to be purchased under these price contracts. In addition, we have a contract that allows us to purchase 36,000 metric tons per year at a price equal to the lowest price at which newsprint is sold to large North America newsprint purchasers, subject to quarterly adjustment.

IMPACT OF YEAR 2000

     The year 2000 issue results from computer programs that have time-sensitive software, which may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations, and/or a temporary inability to conduct normal business activities. Based on a recent assessment, we currently believe that with modifications to existing software and conversions to new software, which has already or is scheduled to occur, the year 2000 issue will not pose any significant operational problems. If such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on operations.

    Our newspapers have completed the process of identifying computer systems that require modification or replacement and we have substantially completed the systematic replacement or modification of all our computer systems, which are not year 2000 compliant. In addition, we have communicated with our significant suppliers to determine the extent to which our interface systems are vulnerable to those third parties' failure to resolve their own year 2000 issues. We believe the necessary modifications and replacement of computer systems will be completed by November 30, 1999, and thus no contingency plan has been developed.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                     Financial Data Schedule