Form 10-Q
period 1999-12-31
GARDEN STATE NEWSPAPERS INC
filed 2000-02-14
CIK 918944

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

                For the quarterly period ended December 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

      For the transition period from          to
                                     ---------  ---------


                             Commission File Number

                              MediaNews Group, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                          76-0425553
   (State or other Jurisdiction of                           (I.R.S. Employer
    Incorporation or organization)                        Identification Number)

           1560 Broadway
         Denver, Colorado                                          80202
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (303) 563-6360

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
           REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1999

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

27 - Financial Data Schedule.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MediaNews Group, Inc.


Dated: February 11, 2000                By:  /s/ Joseph J. Lodovic, IV
      ---------------------                 --------------------------------
                                                 Joseph J. Lodovic, IV
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Duly Authorized Officer of
                                                 Registrant

                              MEDIANEWS GROUP, INC.

                         Index to Financial Information

                                                                                                        PAGE
                                                                                                        ----
ITEM 1. FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets....................................................            6
     Unaudited Condensed Consolidated Statements of Operations................................            8
     Unaudited Condensed Consolidated Statements of Cash Flows................................            9
     Notes to Unaudited Condensed Consolidated Financial Statements...........................           10


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................................           13

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)            Garden State
                                                                  MediaNews Group,        Newspapers, Inc.
                                                               Inc. and Subsidiaries     and Subsidiaries
                                                                 December 31, 1999        June 30, 1999
                                                               ---------------------     -----------------
                                                                              (in thousands)
                                   ASSETS
CURRENT ASSETS
Cash and cash equivalents .....................................     $        --            $     2,882
Accounts receivable, less allowance for doubtful
   accounts of $11,404 and $8,163 at December 31, 1999
   and June 30, 1999, respectively ............................         124,085                 72,776
Inventories of newsprint and supplies .........................          16,439                  9,278
Prepaid expenses and other assets .............................           6,125                  4,574
Income tax receivable..........................................           3,692                  3,016
                                                                    -----------            -----------
   TOTAL CURRENT ASSETS .......................................         150,341                 92,526

PROPERTY, PLANT AND EQUIPMENT
Land ..........................................................          31,205                 25,151
Buildings and improvements ....................................         112,157                 84,437
Machinery and equipment........................................         363,218                242,077
                                                                    -----------            -----------
   TOTAL PROPERTY, PLANT AND EQUIPMENT ........................         506,580                351,665
Less accumulated depreciation and amortization.................        (146,236)               (76,236)
                                                                    -----------            -----------
   NET PROPERTY, PLANT AND EQUIPMENT ..........................         360,344                275,429

OTHER ASSETS
Investment in newspaper partnerships ..........................          18,877                 18,378
Subscriber accounts, less accumulated amortization of
   $74,846 and $68,084 at December 31, 1999 and June 30,
   1999, respectively .........................................         121,314                127,075
Excess of cost over fair value of net assets acquired, less
   accumulated amortization of $31,759 and $26,319
   at December 31, 1999 and June 30, 1999, respectively .......         328,304                286,022
Covenants not to compete and other identifiable intangible
   assets, less accumulated amortization of $27,601 and
   $23,704 at December 31, 1999 and June 30, 1999,
   respectively................................................          13,021                 16,175
Other..........................................................          43,877                 13,973
                                                                    -----------            -----------
   TOTAL OTHER ASSETS..........................................         525,393                461,623
                                                                    -----------            -----------

   TOTAL ASSETS ...............................................     $ 1,036,078            $   829,578
                                                                    ===========            ===========


       See notes to unaudited condensed consolidated financial statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)            Garden State
                                                                            MediaNews Group,        Newspapers, Inc.
                                                                         Inc. and Subsidiaries      and Subsidiaries
                                                                           December 31, 1999         June 30, 1999
                                                                         ---------------------      ----------------
                                                                               (in thousands, except share data)
                       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Trade accounts payable ...........................................          $  28,077                $   7,831
   Accrued liabilities ..............................................             59,676                   46,862
   Unearned income ..................................................             25,880                   18,140
   Current portion of long-term debt and obligations under
     capital leases .................................................              9,873                    7,830
                                                                               ---------                ---------
     TOTAL CURRENT LIABILITIES ......................................            123,506                   80,663

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES .................            842,884                  750,107

OTHER LIABILITIES ...................................................             15,550                    7,543

DEFERRED INCOME TAXES ...............................................             40,683                   18,370

MINORITY INTEREST ...................................................            131,365                  123,796

SHAREHOLDERS' DEFICIT
   Common stock, par value $0.01 and $1.00 per share; at December 31,
     1999 and June 30, 1999, respectively; 2,314,346 and 1,000 shares authorized, issued and outstanding at December 31, 1999 and June
     30, 1999, respectively .........................................                 23                        1
   Additional paid-in capital .......................................              3,610                       --
   Deficit ..........................................................           (121,543)                (150,902)
                                                                               ---------                ---------
     TOTAL SHAREHOLDERS' DEFICIT ....................................           (117,910)                (150,901)
                                                                               ---------                ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.....................          $1,036,078               $ 829,578
                                                                               ==========               =========


       See notes to unaudited condensed consolidated financial statements

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended December 31,           Six Months Ended December 31,
                                            ------------------------------------      ----------------------------------
                                                 1999                 1998                 1999                 1998
                                            ----------------    ----------------      ---------------   ----------------
                                                                  (In thousands, except share data)

                                               MediaNews          Garden State          MediaNews         Garden State
                                            Group, Inc. and     Newspapers, Inc.    Group, Inc. and     Newspapers, Inc.
                                             Subsidiaries       and Subsidiaries      Subsidiaries      and Subsidiaries
                                            ----------------    ----------------    ---------------     ----------------
REVENUES
 Advertising..............................       $  200,149         $   111,170         $  384,428          $   209,234
 Circulation..............................           38,063              27,385             76,429               53,686
 Other....................................            6,771               4,037             12,947                7,827
                                                 ----------         -----------         ----------          -----------
 TOTAL OPERATING REVENUES.................          244,983             142,592            473,804              270,747

COST AND EXPENSES
 Cost of sales............................           84,693              45,355            166,004               88,388
 Selling, general, and administrative.....          107,208              60,278            211,255              118,534
 Depreciation and amortization............           15,626              10,918             31,194               21,207
 Interest expense.........................           18,790              14,095             37,540               27,127
 Other, (net).............................            3,214               1,049              4,107                1,846
                                                 ----------         -----------         ----------          -----------
 TOTAL COST AND EXPENSES..................          229,531             131,695            450,100              257,102

GAIN ON SALE OF NEWSPAPERS................               --                  --              3,323                   --

MINORITY INTEREST.........................            7,719                  --             15,465                   --
                                                 ----------         -----------         ----------          -----------

NET INCOME BEFORE INCOME TAXES
AND EXTRAORDINARY LOSS....................            7,733              10,897             11,562               13,645

INCOME TAX EXPENSE........................            1,698               2,726              2,028                3,584
                                                 ----------         -----------         ----------          -----------

INCOME BEFORE EXTRAORDINARY
LOSS......................................            6,035               8,171              9,534               10,061

EXTRAORDINARY LOSS
(NET OF TAXES OF $1,134)..................               --                  --                 --               (2,499)
                                                 ----------         -----------         ----------          -----------

NET INCOME................................       $    6,035         $     8,171         $    9,534          $     7,562
                                                 ==========         ===========         ==========          ===========

                                                                     Pro Forma                               Pro Forma
                                                                    -----------                             -----------
NET INCOME (LOSS) PER COMMON SHARE:
   Net income before extraordinary loss...       $     2.61         $      5.11         $     4.12          $      6.30
   Extraordinary loss.....................               --                  --                 --                (1.56)
                                                 ----------         -----------         ----------          -----------
   Net income per common share............       $     2.61         $      5.11         $     4.12          $      4.74
                                                 ==========         ===========         ==========          ===========
   Weighted average number of
     shares outstanding...................        2,314,346           1,596,022          2,314,346            1,596,022
                                                 ==========         ===========         ==========          ===========

       See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended December 31,
                                                                          ------------------------------------------
                                                                                  1999                    1998
                                                                          ---------------------     ----------------
                                                                                                      Garden State
                                                                              MediaNews Group,      Newspapers, Inc.
                                                                          Inc. and Subsidiaries     and Subsidiaries
                                                                          ---------------------     ----------------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................................          $  9,534                $  7,562
   Adjustments to reconcile net income to net cash provided
    By operating activities:
     Depreciation and amortization.....................................            30,421                   20,606
     Provision for losses on accounts receivable.......................             5,609                    2,879
     Amortization of debt discount ....................................             1,990                    1,636
     Net gain on sale of assets........................................            (1,714)                      --
     Debt repurchase premium...........................................                --                    3,698
     Distributions less than earnings from Joint Operating Agreements..              (500)                    (560)
     Change in defined benefit plan assets.............................            (1,170)                      --
     Deferred income tax benefit.......................................               665                       97
     Minority Interest in net income...................................            15,465                       --
     Change in operating assets and liabilities........................           (23,532)                 (17,664)
                                                                                 --------                 --------
        NET CASH FLOWS FROM OPERATING ACTIVITIES.......................            36,768                   18,254

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of newspaper assets..........................................             8,000                     --
     Acquisition of newspaper properties...............................            (3,200)                 (53,986)
     Purchase of machinery and equipment (net).........................           (13,794)                  (3,890)
                                                                                 --------                 --------
        NET CASH FLOWS FROM INVESTING ACTIVITIES.......................            (8,994)                 (57,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Reduction of long-term debt.......................................           (41,305)                 (57,991)
     Reduction of non-operating liabilities...........................             (9,092)                    (317)
     Debt repurchase premium...........................................                --                   (3,698)
     Issuance of long-term debt........................................            27,158                  100,629
     Distributions paid to minority interest...........................            (7,417)                      --
                                                                                 --------                 --------
        NET CASH FLOWS FROM FINANCING ACTIVITIES.......................           (30,656)                  38,623
                                                                                 --------                 --------

CHANGE IN CASH AND CASH EQUIVALENTS....................................            (2,882)                    (999)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................             2,882                      999
                                                                                 --------                 --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................          $     --                 $     --
                                                                                 ========                 ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid.....................................................          $ 31,489                 $ 25,382
                                                                                 ========                 ========
     Income taxes paid.................................................          $    159                 $      3
                                                                                 ========                 ========


       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: REORGANIZATION AND BASIS OF PRESENTATION

     As a result of a corporate reorganization, as is more fully described below, MediaNews Group, Inc. (the "Company" or "MediaNews", f.k.a. Affiliated Newspapers Investments, Inc.) became the successor issuer to Garden State Newspapers, Inc., pursuant to Rule 15d-5, under the Securities Act of 1933.

Reorganization

    - In June 1999, Affiliated Newspapers Investments, Inc., parent of Garden State Newspapers, Inc., changed its name to MediaNews Group, Inc.

    - On June 30, 1999, MediaNews purchased an additional 20% interest in The Denver Post Corporation ("Denver Post"), bringing its total ownership interest in the Denver Post to 80%. In addition, the Denver Post Shareholder Agreement was modified, giving MediaNews control of the Denver Post board of directors. Accordingly, the Denver Post became a consolidated subsidiary of MediaNews.

    - On September 1, 1999, Garden State Newspapers, Inc. was merged into MediaNews, with MediaNews as the surviving corporation.

Basis of Presentation

    As a result of the reorganization described above, the condensed consolidated financial statements for December 31, 1999, included the consolidated results of operations of MediaNews and its subsidiaries, which includes the Denver Post and the subsidiaries formerly known as Garden State Newspapers, Inc. and subsidiaries ("Garden State"). The financial statement data for June 30, 1999 and the three and six month periods ended December 31, 1998, included in this 10Q, only includes Garden State. All significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Quarterly Financial Statements

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Garden State Newspapers, Inc.'s Annual Report on Form 10-K for the year ended June 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

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

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Earnings Per Share

    Earnings per share for the three and six months ended December 31, 1998, have been restated to give effect to the merger of Garden State, into MediaNews as if the merger occurred effective July 1, 1998. The pro forma weighted average outstanding shares at December 31, 1998 is based on the historical number of shares of tracking stock issued by MediaNews, which are attributable to Garden State and its subsidiaries.

Business Acquisition

    Effective October 31, 1999, the Company acquired substantially all of the assets used in the publication of the Deming Headlight, a morning newspaper published in Deming, New Mexico, for approximately $2.0 million cash. The newspaper has daily paid circulation of approximately 3,850. In addition, effective October 1, 1999 and January 1, 2000, the California Newspapers Partnership purchased a shopper in Ukiah, California and a weekly newspaper in Milpitas, California, respectively. The purchase price included cash and future payments under covenants not to compete.

    These acquisitions have been accounted for as purchases; accordingly, the unaudited Consolidated Financial Statements include the operations of the acquired newspapers from the date of acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value. The estimated fair market value of assets acquired reflect management's current best estimate; however, are subject to change in the final allocation of purchase price. The excess of cost over fair market value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 years and 15 years, respectively.

Disposition

    Effective July 31, 1999, the California Newspapers Partnership sold the assets of The Hemet News and Moreno Valley Times for a pre-tax gain of approximately $3.3 million. Approximately $1.9 million of the proceeds from the sale were used to purchase the newspaper assets described above. The remaining cash was distributed to the partners in the California Newspapers Partnership.

NOTE 3: LONG TERM DEBT

    In conjunction with the previously described reorganization, MediaNews borrowed $100.4 million under a new credit facility. Proceeds from this borrowing were used to acquire an additional 20% interest in the Denver Post, repay the Denver Post's bank debt, redeem the Denver Post's preferred stock plus accrued dividends and pay fees and expenses on the related borrowings. In conjunction with this transaction, MediaNews and the Denver Post also entered into a Master Intercompany Note, representing the amount of borrowings under the Company's new credit facility, which are directly attributable to the operations of the Denver Post. Amounts borrowed under the Master Intercompany note are guaranteed by the Denver Post. The Denver Post's debt guarantee is limited to the Permitted Debt of the Denver Post as defined in the Denver Post Shareholder's Agreement between MediaNews and Media General.

    The following table sets forth the approximate expected scheduled maturities of long-term debt, excluding capital leases, of the Company for the fiscal years indicated, (in thousands):

           2000.............................     4,461
           2001.............................     8,794
           2002.............................     8,461
           2003.............................     6,329
           2004.............................    55,878
           Thereafter.......................   757,542
                                               -------
                                               841,465
                                               =======

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4: COMMITMENTS

    MediaNews has entered into newsprint swap agreements covering 75,000 metric tons of newsprint, which expire over the next six to nine years. MediaNews uses the agreements to minimize in part, the Company's exposure to the uncertainty of future newsprint price fluctuations. Settlements are made on a monthly or quarterly basis, and vary based on the difference between the fixed contract price and the price as published in the Paper Trader (also known as the RISI index). The weighted average fixed price of newsprint under the agreements is $592 per metric ton. MediaNews accounts for amounts received or paid under these agreements as an adjustment to newsprint expense. MediaNews also participates in fixed price contracts, which currently allow the Company to purchase 30 pound newsprint at a weighted average price of approximately $514 per metric ton during calendar year 2000.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATING RESULTS

Three Months Ended December 31, 1999 and 1998

Revenues

    Revenues increased $102.4 million or 71.8% in the second quarter of fiscal year 2000 as compared to the same quarter of fiscal year 1999. The increase in revenue was primarily attributable to the consolidation of the Denver Post and the formation of the California Newspapers Partnership ("CNP"). Excluding the consolidation of the Denver Post and the CNP partnership, our remaining newspaper operations ("existing newspapers") had a 3.5% increase in operating revenues for the second quarter of fiscal year 2000. Advertising revenues at existing newspapers increased by approximately 4.3%, driven by continued growth in all advertising categories.

Cost of Sales

    Cost of sales increased $39.3 million or 86.7% in the second quarter of fiscal year 2000 compared to the same quarter of fiscal year 1999. The consolidation of the Denver Post and the CNP partnership caused the majority of the cost of sales increase for the quarter ended December 31, 1999. Excluding the consolidation of the Denver Post and the CNP partnership, cost of sales decreased approximately 1%.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses increased $46.9 million or 78.0% in the second quarter of fiscal year 2000 as compared to the same quarter of fiscal year 1999. The consolidation of the Denver Post and the CNP partnership caused almost all of the SG&A expense increase in the second quarter of fiscal year 2000. Excluding the consolidation of the Denver Post and the CNP partnership, SG&A expense increased approximately 8.3%. The increase in SG&A is associated with an increase in circulation expenditures, which were primarily related to ongoing efforts to increase total paid circulation. We have also increased our spending in the current fiscal year as we continue to develop our internet sales, improve and maintain our newspaper websites and support the addition of the CNP partnership. While SG&A expense has increased as a result of the CNP partnership, the increase is offset by management fees paid to us by the CNP partnership, the effect of which is reflected as a reduction in minority interest expense.

EBITDA

    EBITDA, adjusted for minority interest, increased $5.8 million or 15.8% in the second quarter of fiscal year 2000. The majority of the increase was due to the consolidation of the Denver Post and the formation of CNP partnership; however, our existing newspapers realized a 5.2% increase in EBITDA. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, we believe that EBITDA is an indicator and measurement of its leverage capacity and debt service ability.

Depreciation and Amortization

    Depreciation and amortization increased $4.7 million in the second quarter of fiscal year 2000 as compared to the same period of fiscal year 1999. The aforementioned consolidation of the Denver Post and the formation of the CNP partnership caused the majority of the increase in depreciation and amortization expense.

Interest Expense

    Interest expense increased $4.7 million in the second quarter of fiscal year 2000 as compared to the same period in fiscal year 1999. Interest expense increased as a result of a $298.1 million increase in average debt outstanding, primarily associated with acquisitions, debt repurchases and the inclusion of debt related to the Denver Post and MediaNews (f.k.a. Affiliated Newspapers Investments, Inc.), which was not previously part of Garden State's consolidated debt. This increase was partially

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


offset by a 67 basis point decrease in the average interest rate, associated with repurchasing our 12% Senior Subordinated Secured Notes in fiscal year 1999, which was funded with lower cost bank debt.

Other Expense

    Other expense increased $2.2 million in the second quarter of fiscal year 2000 as compared to the same period in fiscal year 1999. The increase is primarily attributable to the loss on the sale of land and building in the CNP partnership as a result of relocating the headquarters of ANG Newspapers and from the recognition of equity losses from our investment in AdOne.

Net Income

    We reported net income of approximately $6.0 million in the second quarter of fiscal year 2000 compared to a net income of $8.2 million in the second quarter of fiscal year 1999. The decrease in adjusted net income is primarily attributable to a $4.7 million increase in interest expense and a $2.2 million increase in other expense, which was only partially offset by a $3.7 million increase in operating profit net of minority interest, and a $1.0 million reduction in income tax expense.

Six Months Ended December 31, 1999 and 1998

Revenues

    Revenues increased $203.0 million or 75.0% in the first six months of fiscal year 2000 as compared to the same six month period of fiscal year 1999. The increase in revenue was primarily attributable to the consolidation of the Denver Post; the formation of the CNP partnership; the August 21, 1998 acquisition of the 50% interest in the Charleston Newspaper joint venture; and the October 1, 1998 acquisition of the Daily Times. Excluding newspaper acquisitions, consolidation of the Denver Post and the CNP partnership, our remaining newspaper operations ("existing newspapers") had a 4.1% increase in operating revenues for the first six months of fiscal year 2000. Advertising revenues at existing newspapers increased by approximately 5.1%, driven by continued growth in all advertising categories.

Cost of Sales

    Cost of sales increased $77.6 million or 87.8% in the first six months of fiscal year 2000 compared to the same six month period of fiscal year 1999. The aforementioned acquisitions, consolidation of the Denver Post and the CNP partnership caused the majority of the cost of sales increase for the first six months of fiscal year 2000. Excluding newspaper acquisitions, consolidation of the Denver Post and the CNP partnership, cost of sales decreased slightly, primarily driven by decreased production expenses, which was offset by increases in editorial spending.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses increased $92.7 million or 78.2% in the first six months of fiscal year 2000 as compared to the same six month period of fiscal year 1999. The aforementioned acquisitions, consolidation of the Denver Post and the CNP partnership caused the majority of the SG&A expense increase in the first six months of fiscal year 2000. Excluding newspaper acquisitions, consolidation of the Denver Post and the CNP partnership, SG&A expense increased approximately 8.1%. The increase in SG&A is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and total paid circulation. We have also increased our spending in the current fiscal year as we continue to develop our internet sales, improve and maintain our newspaper websites and support the addition of the CNP partnership. While SG&A expense has increased as a result of the CNP partnership, the increase is offset by management fees paid to us by the CNP partnership, the effect of which is reflected as a reduction in minority interest expense.

EBITDA

    EBITDA, adjusted for minority interest, increased $13.6 million or 21.4% in the first six months of fiscal 2000 as compared to the same six month period of fiscal year 1999. The majority of the increase was due to the consolidation of the Denver Post,

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


formation of the CNP partnership and prior year acquisitions; however, our existing newspapers realized a 7.6% increase in EBITDA. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, we believe that EBITDA is an indicator and measurement of its leverage capacity and debt service ability.

Depreciation and Amortization

    Depreciation and amortization increased $10.0 million in the first six months of fiscal year 2000 as compared to the same six month period of fiscal year 1999. The aforementioned consolidation of the Denver Post, formation of the CNP partnership and acquisitions caused the majority of the increase in depreciation and amortization expense.

Interest Expense

    Interest expense increased $10.4 million in the first six months of fiscal year 2000 as compared to the same six month period in fiscal year 1999. Interest expense increased as a result of a $313.5 million increase in average debt outstanding, primarily associated with acquisitions, debt repurchases and the inclusion of debt related to the Denver Post and MediaNews (f.k.a. Affiliated Newspapers Investments, Inc.), which was not previously part of Garden State's consolidated debt. This increase was partially offset by a 82 basis point decrease in the average interest rate, associated with repurchasing our 12% Senior Subordinated Secured Notes in fiscal year 1999, which was funded with lower cost bank debt.

Extraordinary Loss

    In the first quarter of fiscal year 1999, Garden State repurchased $36.0 million of its 12% Senior Subordinated Secured Notes at a premium of approximately $3.6 million. The premium, net of income taxes, was recorded as an extraordinary loss. Based on the Company's current interest rates, the repurchase has significantly reduced the Company's total interest expense.

Net Income

    We reported adjusted net income of approximately $7.6 million for the first six months of fiscal year 2000 after excluding our share of the gain on sale of a CNP newspaper property of approximately $2.0 million; compared to and adjusted net income of $10.0 million in the first six months of fiscal year 1999 after excluding the extraordinary loss of $2.5 million. The decrease in adjusted net income is primarily attributable to a $10.4 million increase in interest expense and a $2.2 million increase in other expense in the second quarter of fiscal year 2000, which was only offset in part by a $7.3 million increase in operating profit, net of minority interest, and a $1.6 million reduction in income tax expense.

FINANCIAL CONDITION AND LIQUIDITY

    Net cash flows from operating activities were approximately $36.8 million and $18.3 million for the six months ended December 31, 1999 and 1998, respectively. The $18.5 million increase in cash flow from operating activities was primarily the result of the $32.7 million increase in EBITDA for the six months ended December 31, 1999, compared to the same period of the prior year. The increase in EBITDA was offset by a $5.9 million change in operating assets and liabilities due to timing differences and a $6.1 million increase in cash interest paid.

    Net cash flows from investing activities were ($9.0) million and ($57.9) million for the six months ended December 31, 1999 and 1998, respectively. The $48.9 million increase was primarily the result of our spending $53.9 million on acquisitions in fiscal year 1999 compared to a net $4.8 million in proceeds from buying and selling newspaper properties in the first six months of fiscal year 2000. The decrease in acquisition spending was offset in part, by a $9.9 million increase in capital spending primarily associated with the completion of year 2000 projects and the addition of a press line at the Denver Post, in conjunction with a long-term commercial printing contract. We will sell and lease back the press line under a capital lease in our fiscal third quarter 2000. The long-term contract is to print and deliver the New York Times.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


    Net cash flows from financing activities were ($30.6) million and $38.6 million for the six months ended December 31, 1999 and 1998, respectively. The change of approximately $69.2 million was primarily attributable to our paying down a net $23.2 million of long-term debt and other liabilities in the first six months of fiscal 2000, compared to a net borrowing of $42.3 million in fiscal 1999. The majority of the 1999 borrowings were made in conjunction with the previously discussed acquisitions. The $3.7 million of debt repurchase premiums in fiscal year 1999 and the $7.4 million of minority interest payments in fiscal year 2000, also contributed to the change.

Liquidity

    Based upon current and expected future operating results, we believe that we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. We have $91.5 million available for future borrowings under our bank credit agreement, net of approximately $3.9 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise.

NEAR TERM OUTLOOK

Newsprint Prices

     The largest North American newsprint suppliers have announced a $50 per metric ton price increase for 30 pound newsprint effective April 1, 2000. If the full price increase takes hold, North American 30 pound newsprint will average $565 per metric ton for large newsprint buyers. To minimize the influence of newsprint price fluctuations, we have entered into fixed price newsprint contracts and newsprint swap agreements, which expire over the next one to nine years. The weighted average price for newsprint under both the fixed price newsprint contracts and the newsprint swap, for 2000, is $546 per metric ton. Approximately 65% of our 2000 newsprint consumption is expected to be purchased under fixed pricing agreements. In addition, we have a contract that allows us to purchase 36,000 metric tons of newsprint per year at a price equal to the lowest price at which newsprint is sold to large North America newsprint purchasers, subject to quarterly adjustment.

YEAR 2000

    The year 2000 issue results from computer programs that have time-sensitive software, which may recognize a date using "00" as the year 1900 rather than the year 2000. We did not have any system failures or significant disruption in our operations or with our suppliers as a result of the year 2000.