Form 10-Q
period 2000-03-31
GARDEN STATE NEWSPAPERS INC
filed 2000-05-15
CIK 918944

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

       Registrant's telephone number, including area code: (303) 563-6360
                                                           --------------


(MEDIANEWS GROUP, INC. IS THE SUCCESSOR ISSUER TO GARDEN STATE NEWSPAPERS, INC.,
            PURSUANT TO RULE 15d-5 UNDER THE SECURITIES ACT OF 1933)
             (Former name, former address and former fiscal year, if
                          changed since last report.)


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
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000



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

ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.4 Employment Agreement dated March 15, 2000 between MediaNews Services, Inc. and William Dean Singleton.

10.19 Employment Agreement dated March 15, 2000 between MediaNews Services, Inc. and Joseph J. Lodovic, IV.

10.20    MediaNews Group Shareholders' Agreement dated January 31, 2000.

10.21 Singleton Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000.

10.22 Scudder Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000.

27       Financial Data Schedule.



Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.



                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      MediaNews Group, Inc.



Dated: May 12, 2000                                   By: /s/ Joseph J. Lodovic, IV
      --------------------------------------             --------------------------------------------
                                                              Joseph J. Lodovic, IV
                                                              Executive Vice President,
                                                              Chief Financial Officer and
                                                              Duly Authorized Officer of Registrant

                             MEDIANEWS GROUP, INC.
                         Index to Financial Information

ITEM 1.  FINANCIAL STATEMENTS:                                                                          PAGE
                                                                                                        ----

     Condensed Consolidated Balance Sheets....................................................            6
     Unaudited Condensed Consolidated Statements of Operations................................            8
     Unaudited Condensed Consolidated Statements of Cash Flows................................            9
     Notes to Unaudited Condensed Consolidated Financial Statements...........................           10


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...................................................           14

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)          Garden State
                                                                                         MediaNews Group,     Newspapers, Inc.
                                                                                      Inc. and Subsidiaries   and Subsidiaries
                                 ASSETS                                                   March 31, 2000        June 30, 1999
                                                                                           ------------          ------------
                                                                                                     (in thousands)
CURRENT ASSETS
Cash and cash equivalents .......................................................          $         --          $      2,882
Accounts receivable, less allowance for doubtful
   accounts of $11,470 and $8,163 at March 31, 2000
   and June 30, 1999, respectively ..............................................               111,957                72,776
Inventories of newsprint and supplies ...........................................                22,408                 9,278
Prepaid expenses and other assets ...............................................                 6,883                 4,574
Income tax receivable ...........................................................                 3,693                 3,016
                                                                                           ------------          ------------
   TOTAL CURRENT ASSETS .........................................................               144,941                92,526

PROPERTY, PLANT AND EQUIPMENT
Land ............................................................................                29,690                25,151
Buildings and improvements ......................................................               115,732                84,437
Machinery and equipment .........................................................               371,748               242,077
                                                                                           ------------          ------------
   TOTAL PROPERTY, PLANT AND EQUIPMENT ..........................................               517,170               351,665
Less accumulated depreciation and amortization ..................................              (153,384)              (76,236)
                                                                                           ------------          ------------
   NET PROPERTY, PLANT AND EQUIPMENT ............................................               363,786               275,429

OTHER ASSETS
Investment in newspaper partnerships ............................................                17,844                18,378
Subscriber accounts, less accumulated amortization of
   $78,442 and $68,084 at March 31, 2000 and June 30,
   1999, respectively ...........................................................               118,520               127,075
Excess of cost over fair value of net assets acquired, less
   accumulated amortization of $34,137 and $26,319
   at March 31, 2000 and June 30, 1999, respectively ............................               327,015               286,022
Covenants not to compete and other identifiable intangible
   assets, less accumulated amortization of $28,767 and
   $23,704 at March 31, 2000 and June 30, 1999, respectively ....................                12,544                16,175
Other ...........................................................................                43,488                13,973
                                                                                           ------------          ------------
   TOTAL OTHER ASSETS ...........................................................               519,411               461,623
                                                                                           ------------          ------------


   TOTAL ASSETS .................................................................          $  1,028,138          $    829,578
                                                                                           ============          ============

       See notes to unaudited condensed consolidated financial statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)          Garden State
                                                                                   MediaNews Group,      Newspapers, Inc.
                                                                                 Inc. and Subsidiaries   and Subsidiaries
                  LIABILITIES AND SHAREHOLDERS' DEFICIT                              March 31, 2000        June 30, 1999
                                                                                      ------------          ------------
                                                                                       (in thousands, except share data)
CURRENT LIABILITIES
   Trade accounts payable ........................................................... $     32,440          $      7,831
   Accrued liabilities ..............................................................       57,917                46,862
   Unearned income ..................................................................       27,086                18,140
   Current portion of long-term debt and obligations under capital leases ...........       11,758                 7,830
                                                                                      ------------          ------------
     TOTAL CURRENT LIABILITIES ......................................................      129,201                80,663

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES .................................      835,801               750,107

OTHER LIABILITIES ...................................................................       16,215                 7,543

DEFERRED INCOME TAXES ...............................................................       40,333                18,370

MINORITY INTEREST ...................................................................      129,283               123,796

SHAREHOLDERS' DEFICIT
   Common stock, par value $0.001 and $1.00 per share; at March 31, 2000 and
     June 30, 1999, respectively; 3,000,000 and 1,000 shares authorized and
     2,314,346 and 1,000 shares issued and
     outstanding at March 31, 2000 and June 30, 1999, respectively ..................           23                     1
   Additional paid-in capital .......................................................        3,610                    --
   Deficit ..........................................................................     (126,328)             (150,902)
                                                                                      ------------          ------------
     TOTAL SHAREHOLDERS' DEFICIT ....................................................     (122,695)             (150,901)
                                                                                      ------------          ------------




     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................................... $  1,028,138          $    829,578
                                                                                      ============          ============

       See notes to unaudited condensed consolidated financial statements

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended March 31,             Nine Months Ended March 31,
                                              -------------------------------------    ------------------------------------
                                                    2000                 1999               2000                 1999
                                              ----------------    -----------------    ---------------    -----------------
                                                                   (In thousands, except share data)
                                                  MediaNews          Garden State         MediaNews         Garden State
                                              Group, Inc. and      Newspapers, Inc.    Group, Inc. and    Newspapers, Inc.
                                                Subsidiaries       and Subsidiaries     Subsidiaries       and Subsidiaries
                                              ----------------    -----------------    ---------------    -----------------
REVENUES
 Advertising ....................................$   182,925         $    97,467         $   567,328         $   306,661
 Circulation ....................................     37,235              26,784             113,509              80,246
 Other ..........................................      7,046               3,559              19,389              11,372
                                                 -----------         -----------         -----------         -----------
 TOTAL OPERATING REVENUES .......................    227,206             127,810             700,226             398,279

COST AND EXPENSES
 Cost of sales ..................................     79,201              41,824             238,348             127,367
 Selling, general, and administrative ...........    111,681              61,028             329,020             182,145
 Depreciation and amortization ..................     15,628              10,549              46,823              31,756
 Interest expense ...............................     18,350              13,335              55,891              40,463
 Other, (net) ...................................      2,686               6,053               6,780               7,882
                                                 -----------         -----------         -----------         -----------
 TOTAL COST AND EXPENSES ........................    227,546             132,789             676,862             389,613

GAIN ON SALE OF NEWSPAPER
PROPERTIES ......................................         --                  --               3,323                  --

MINORITY INTEREST ...............................      5,241                  --              20,706                  --
                                                 -----------         -----------         -----------         -----------

NET INCOME (LOSS) BEFORE INCOME
TAXES AND EXTRAORDINARY LOSS ....................     (5,581)             (4,979)              5,981               8,666

INCOME TAX (EXPENSE) BENEFIT ....................        567                 399              (1,461)             (3,530)
                                                 -----------         -----------         -----------         -----------

INCOME NET (LOSS) BEFORE
EXTRAORDINARY LOSS ..............................     (5,014)             (4,580)              4,520               5,136
                                                 -----------         -----------         -----------         -----------

EXTRAORDINARY LOSS
(NET OF TAXES OF $1,479) ........................         --                  --                  --              (2,154)
                                                 -----------         -----------         -----------         -----------

NET INCOME (LOSS) ...............................$    (5,014)        $    (4,580)        $     4,520         $     2,982
                                                 ===========         ===========         ===========         ===========

                                                                      Pro Forma                               Pro Forma
                                                                     -----------                             -----------
NET INCOME (LOSS) PER COMMON SHARE:

   Net income (loss) before extraordinary
     loss .......................................$     (2.17)        $     (2.87)        $      1.95         $      3.22
   Extraordinary loss ...........................         --                  --                  --               (1.35)
                                                 -----------         -----------         -----------         -----------
   Net income (loss) per common share ...........$     (2.17)        $     (2.87)        $      1.95         $      1.87
                                                 ===========         ===========         ===========         ===========
   Weighted average number of
     shares outstanding .........................  2,314,346           1,596,022           2,314,346           1,596,022
                                                 ===========         ===========         ===========         ===========

       See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended March 31,
                                                                     --------------------------------
                                                                        2000                1999
                                                                     ------------        ------------
                                                                   MediaNews Group,      Garden State
                                                                      Inc. and         Newspapers, Inc.
                                                                    Subsidiaries       and Subsidiaries
                                                                     ------------        ------------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................    $      4,520        $      2,982
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization ..............................          45,496              30,806
     Provision for losses on accounts receivable ................           8,764               4,431
     Amortization of debt discount ..............................           2,931               2,733
     Net gain on sale of assets .................................          (1,671)                (85)
     Debt issuance cost and repurchase premium ..................              --               9,198
     Distributions in excess of (less than) earnings from
       Joint Operating Agreements ...............................             534                (599)
     Change in defined benefit plan assets ......................          (1,613)                 --
     Deferred income tax expense ................................             315               2,055
     Minority Interest in net income ............................          20,706                  --
     Change in operating assets and liabilities .................         (14,233)            (12,720)
                                                                     ------------        ------------
        NET CASH FLOWS FROM OPERATING ACTIVITIES ................          65,749              38,801

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of newspaper assets ...................................           8,000               1,334
     Acquisition of newspaper properties ........................          (6,300)            (57,751)
     Purchase of machinery and equipment ........................         (22,592)             (8,154)
                                                                     ------------        ------------
        NET CASH FLOWS FROM INVESTING ACTIVITIES ................         (20,892)            (64,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Reduction of long-term debt ................................         (62,478)           (176,361)
     Reduction of non-operating liabilities .....................          (1,712)               (530)
     Debt issuance cost and repurchase premium ..................              --              (9,198)
     Issuance of long-term debt .................................          41,397             303,533
     Dividends paid .............................................              --             (12,586)
     Distributions paid to minority interest ....................         (24,946)                 --
                                                                     ------------        ------------
        NET CASH FLOWS FROM FINANCING ACTIVITIES ................         (47,739)            104,858
                                                                     ------------        ------------

CHANGE IN CASH AND CASH EQUIVALENTS .............................          (2,882)             79,088

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................           2,882                 999
                                                                     ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................    $         --        $     80,087
                                                                     ============        ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid...............................................    $     44,331        $     33,755
                                                                     ============        ============
     Income taxes paid...........................................    $        750        $         20
                                                                     ============        ============

       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: REORGANIZATION AND BASIS OF PRESENTATION

    As a result of a corporate reorganization, as is more fully described below, MediaNews Group, Inc. (the "Company" or "MediaNews", formerly known as Affiliated Newspapers Investments, Inc.) became the successor issuer to Garden State Newspapers, Inc., pursuant to Rule 15d-5, under the Securities Act of 1933.

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

     o On September 1, 1999, Garden State Newspapers, Inc. was merged into MediaNews, with MediaNews as the surviving corporation.

Basis of Presentation

    As a result of the reorganization described above, the condensed consolidated financial statements dated March 31, 2000, included the consolidated results of operations of MediaNews and its subsidiaries, which includes the Denver Post and the operations of the Company formerly known as Garden State Newspapers, Inc. and subsidiaries ("Garden State"). The financial statement data for June 30, 1999 and the three and nine month periods ended March 31, 1999, included in this 10-Q, only includes Garden State. All significant intercompany accounts and transactions were eliminated upon consolidation.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Quarterly Financial Statements

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in Garden State's Annual Report on Form 10-K for the year ended June 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

Reclassifications

    Certain prior year and previous quarter balances have been reclassified in order to confirm with current reporting classifications.

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

Earnings Per Share

    Earnings per share for the three and nine months ended March 31, 1999, have been restated to give effect to the merger of Garden State, into MediaNews as if the merger occurred effective July 1, 1998. The pro forma weighted average outstanding shares at March 31, 1999 is based on the historical number of shares of tracking stock issued by MediaNews, which are attributable to Garden State.

Business Acquisitions

    Effective October 1, 1999 and January 1, 2000, a subsidiary of the Company, California Newspapers Partnership, purchased a shopper in Ukiah, California and a weekly newspaper in Milpitas, California, respectively. The purchase price included cash and future payments under covenants not to compete.

    Effective October 31, 1999, the Company acquired substantially all of the assets used in the publication of the Deming Headlight, a morning newspaper published in Deming, New Mexico, for approximately $2.0 million cash. The newspaper has daily paid circulation of approximately 3,850.

    Effective March 1, 2000 the Company acquired substantially all the assets used in the publication of six weekly newspapers and three monthly publications, distributed in and around Ayer, Massachusetts. The purchase price of approximately $4.2 million, included cash, a note payable and future payments under covenants not to compete.

    These acquisitions have been accounted for as purchases; accordingly, the unaudited condensed consolidated financial statements include the operations of the acquired newspapers from the date of each acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value. The estimated fair market value of assets acquired reflects management's current best estimate; however, are subject to change in the final allocation of purchase price. The excess of cost over fair market value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 years and 15 years, respectively.

Disposition

    Effective July 31, 1999, the California Newspapers Partnership sold the assets of The Hemet News and Moreno Valley Times for a pre-tax gain of approximately $3.3 million. A portion of the proceeds from the sale were used to purchase the California Newspapers Partnership newspaper assets described above. The remaining cash was distributed to the partners in the California Newspapers Partnership.

NOTE 3: LONG TERM DEBT

    In conjunction with the previously described reorganization, MediaNews borrowed $100.4 million under a new credit facility. Proceeds from this borrowing were used to acquire an additional 20% interest in the Denver Post, repay the Denver Post's bank debt, redeem the Denver Post's preferred stock, including accrued dividends, and pay fees and expenses associated with MediaNews' new credit facility. In conjunction with this transaction, MediaNews and the Denver Post also entered into a Master Intercompany Note, representing the amount of borrowings under the Company's new credit facility, which are directly attributable to the operations of the Denver Post. Approximately $60.0 million of the total borrowing was directly attributable to the Denver Post at June 30, 1999.

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3: LONG TERM DEBT (CONTINUED)

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

    The following table sets forth the approximate expected scheduled maturities of long-term debt, excluding capital leases, of the Company for the fiscal years indicated, (in thousands):

             2000.............................      $     1,737
             2001.............................           10,098
             2002.............................            8,580
             2003.............................            8,473
             2004.............................           44,407
             Thereafter.......................          757,542
                                                    -----------
                                                    $   830,837
                                                    ===========

NOTE 4: COMMITMENTS

    MediaNews has entered into newsprint swap agreements covering 75,000 metric tons of newsprint, which expire over the next six to nine years. MediaNews uses the agreements to reduce the Company's exposure to the uncertainty of future newsprint price fluctuations. Settlements are made on a monthly or quarterly basis, and vary based on the difference between the fixed contract price and the price as published in the Paper Trader (also known as the RISI index). The weighted average fixed price of newsprint under the agreements is $592 per metric ton. MediaNews accounts for amounts received or paid under these agreements as an adjustment to newsprint expense. MediaNews also participates in fixed price contracts, which expire over the next nine months to nine years. Under these contracts, the Company currently purchased 166,000 metric tons of newsprint at a weighted average price of approximately $526 per metric ton.

    The Denver Post Shareholder Agreement provides Media General and MediaNews with a put and a call option, respectively, on Media General's remaining 20% interest in the Denver Post. The put can be exercised by Media General beginning June 30, 2001 and expires June 30, 2004. The call option can be exercised by MediaNews beginning July 1, 2004 and expires June 30, 2005. The price of the put and call are the same and is based on the appraised fair market value of the Denver Post, less Permitted Debt of the Denver Post. MediaNews has one year to close on the purchase from the date of the put notice.

NOTE 5: SUBSEQUENT EVENTS

Common Stock Repurchase

    On April 7, 2000, the Company repurchased 16,000 shares of its common stock at $125.0 per share, for a total purchase price of $2.0 million. The repurchased shares represent less then 1.0% of the Company's outstanding shares. The repurchased shares are held in treasury.

Denver Newspaper Agency

    On May 11, 2000, MediaNews and E.W. Scripps Company ("Scripps"), owner of the Denver Rocky Mountain News, agreed to form the Denver Newspaper Agency L.L.C. (the "Agency"), which will be owned 50% by MediaNews and 50% by Scripps. The Agency will be responsible for all business functions for the Denver Rocky Mountain News and The Denver Post, including advertising and circulation sales, production and distribution. News and editorial functions at The Denver Post and the Denver Rocky Mountain News will remain completely separate from the Agency.

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    When the Agency is formed, MediaNews and Scripps will each contribute substantially all of their operating assets used in the publication of The Denver Post and the Denver Rocky Mountain News. Scripps will also pay MediaNews a one time cash payment of $60.0 million to reach its 50% share in the Agency. The Agency will be governed by a four person board, with MediaNews and Scripps each appointing two members.

    The creation of the Denver Newspaper Agency under the provisions of the Newspaper Preservation Act of 1970, which allows two newspapers to combine business functions under a Joint Operating Agreement requires the approval of the U.S. Attorney General. We currently have no estimate of when such approval might be obtained.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATING RESULTS

Three Months Ended March 31, 2000 and 1999

Revenues

    Revenues increased $99.4 million or 77.8% in the third quarter of fiscal year 2000 as compared to the same quarter of fiscal year 1999. The increase in revenue was primarily attributable to the consolidation of the Denver Post and the formation of the California Newspapers Partnership ("CNP"). Excluding the consolidation of the Denver Post and the CNP partnership, our remaining newspaper operations ("existing newspapers") had a 6.8% increase in operating revenues for the third quarter of fiscal year 2000. Advertising revenues at existing newspapers increased by approximately 8.8%, driven by continued growth in all advertising categories.

Cost of Sales

    Cost of sales increased $37.4 million or 89.4% in the third quarter of fiscal year 2000 compared to the same quarter of fiscal year 1999. The consolidation of the Denver Post and the CNP partnership caused the majority of the cost of sales increase for the quarter ended March 31, 2000. Excluding the consolidation of the Denver Post and the CNP partnership, cost of sales increased approximately 2.8%. The majority of the increase was the result of increased editorial cost and newsprint associated with corporate newsprint contracts.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses increased $50.6 million or 83.0% in the third quarter of fiscal year 2000 as compared to the same quarter of fiscal year 1999. The consolidation of the Denver Post and the CNP partnership caused almost all of the SG&A expense increase in the third quarter of fiscal year 2000. Excluding the consolidation of the Denver Post and the CNP partnership, SG&A expense increased approximately 11.6%. The increase in SG&A at the newspapers is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and total paid circulation. We have also increased our spending at corporate and the newspapers, in the current fiscal year, as we continue to develop our internet sales, improve and maintain our newspaper websites and support the addition of the CNP partnership. While SG&A expense has increased as a result of the CNP partnership, the increase is offset by management fees paid to us by the CNP partnership, the effect of which is reflected as a reduction in minority interest expense.

EBITDA

    EBITDA, net of EBITDA related to minority interest, increased $3.7 million or 14.9% in the third quarter of fiscal year 2000. The majority of the increase was due to the consolidation of the Denver Post; however, our existing newspapers realized a 8.9% increase in EBITDA. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, we believe that EBITDA is an indicator and measurement of our leverage capacity and debt service ability.

Depreciation and Amortization

    Depreciation and amortization increased $5.1 million in the third quarter of fiscal year 2000 as compared to the same period of fiscal year 1999. The aforementioned consolidation of the Denver Post and the formation of the CNP partnership caused the majority of the increase in depreciation and amortization expense.

Interest Expense

    Interest expense increased $5.0 million in the third quarter of fiscal year 2000 as compared to the same period in fiscal year 1999. Interest expense increased as a result of a $229.1 million increase in average debt outstanding, primarily associated with

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


acquisitions, debt repurchases and the inclusion of debt related to the Denver Post and MediaNews (f.k.a. Affiliated Newspapers Investments, Inc.), which was not previously part of Garden State's consolidated debt. This increase was partially offset by a 29 basis point decrease in the average interest rate.

Other Expense

    Other expense increased approximately $2.1 million in the third quarter of fiscal year 2000 as compared to the same period in fiscal year 1999 after excluding $5.5 million of debt issuance costs in conjunction with our $200.0 million bond offering in March 1999. The increase in other expense is primarily attributable to the recognition of losses in excess of our equity investment in AdOne (a non cash loss), legal fees associated with corporate reorganization and an increase in other long-term liabilities associated with an option repurchase accrual, which cannot be exercised prior to January, 2003.

Net Income

    We reported a net loss of approximately $5.0 million in the third quarter of fiscal year 2000 compared to an adjusted net income of $0.9 million in the third quarter of fiscal year 1999, after excluding debt issuance cost of approximately $5.5 million. The change in net income is primarily attributable to a $5.0 million increase in interest expense and a $2.1 million increase in adjusted other expense described above, which was only partially offset by a $1.0 million increase in operating profit, net of minority interest.

Nine Months Ended March 31, 2000 and 1999

Revenues

    Revenues increased $301.9 million or 75.8% in the first nine months of fiscal year 2000 as compared to the same nine month period of fiscal year 1999. The increase in revenue was primarily attributable to the consolidation of the Denver Post; the formation of the CNP partnership; the August 21, 1998 acquisition of the 50% interest in the Charleston Newspaper joint venture; and the October 1, 1998 acquisition of the Daily Times, published in Farmington, New Mexico. Excluding these newspaper acquisitions, consolidation of the Denver Post and the CNP partnership, our remaining newspaper operations ("existing newspapers") had a 4.5% increase in operating revenues for the first nine months of fiscal year 2000. Advertising revenues at existing newspapers increased by approximately 6.0%, driven by continued growth in all advertising categories.

Cost of Sales

    Cost of sales increased $111.0 million or 87.1% in the first nine months of fiscal year 2000 compared to the same nine month period of fiscal year 1999. The aforementioned acquisitions and consolidation of the Denver Post caused the majority of the cost of sales increase for the first nine months of fiscal year 2000. Excluding these transactions, cost of sales decreased slightly, primarily driven by decreased production and newsprint expenses, which was offset by increases in editorial spending.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses increased $146.9 million or 80.6% in the first nine months of fiscal year 2000 as compared to the same nine month period of fiscal year 1999. The acquisitions discussed above, consolidation of the Denver Post and the CNP partnership caused the majority of the SG&A expense increase in the first nine months of fiscal year 2000. Excluding these transactions, SG&A expense increased approximately 8.3%. The increase in SG&A is associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and total paid circulation. We have also increased our spending at corporate and the newspapers, in the current fiscal year, as we continue to develop our internet sales, improve and maintain our newspaper websites and support the addition of the CNP partnership. While SG&A expense has increased as a result of the CNP partnership, the increase is offset by management fees paid to us by the CNP partnership, the effect of which is reflected as a reduction in minority interest expense.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


EBITDA

    EBITDA, net of EBITDA related to minority interest, increased $17.4 million or 19.6% in the first nine months of fiscal 2000 as compared to the same nine month period of fiscal year 1999. The majority of the increase was due to the consolidation of the Denver Post, formation of the CNP partnership and prior year acquisitions; however, our existing newspapers realized a 7.6% increase in EBITDA. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, we believe that EBITDA is an indicator and measurement of our leverage capacity and debt service ability.

Depreciation and Amortization

    Depreciation and amortization increased $15.1 million in the first nine months of fiscal year 2000 as compared to the same nine month period of fiscal year 1999. The aforementioned consolidation of the Denver Post, formation of the CNP partnership and acquisitions caused the majority of the increase in depreciation and amortization expense.

Interest Expense

    Interest expense increased $15.4 million in the first nine months of fiscal year 2000 as compared to the same nine month period in fiscal year 1999. Interest expense increased as a result of a $285.2 million increase in average debt outstanding, primarily associated with acquisitions, debt repurchases and the inclusion of debt related to the Denver Post and MediaNews (f.k.a. Affiliated Newspapers Investments, Inc.), which was not previously part of Garden State's consolidated debt. This increase was partially offset by a 62 basis point decrease in the average interest rate.

Other Expense

    Other expense increased approximately $4.4 million in the first nine months of fiscal year 2000 compared to the same nine month period in fiscal year 1999, after excluding the $5.5 million of debt issuance costs incurred in conjunction with our $200.0 million bond offering in March 1999. The current year increase was primarily attributable to the loss on the sale of the land and building in CNP partnership as a result of relocating certain operations in the San Francisco bay area, recognition of losses in excess of our equity investment in AdOne (a non cash loss), legal fees associated with the corporate reorganization and an increase in other long-term liabilities associated with an option repurchase accrual, which cannot be exercised prior to January, 2003.

Extraordinary Loss

    In fiscal year 1999, Garden State repurchased $37.0 million of its 12% Senior Subordinated Secured Notes at a premium of approximately $3.6 million. The premium, net of income taxes, was recorded as an extraordinary loss. With the early extinguishment of our 12% Senior Subordinated Secured Notes we realized interest savings, which more than offset the prepayment premium.

Net Income

    We reported adjusted net income of approximately $4.0 million for the first nine months of fiscal year 2000, after excluding our share of the gain on sale of a CNP newspaper property of approximately $2.0 million and $1.5 million loss on the sale of land and buildings in CNP, compared to an adjusted net income of $10.6 million in the first nine months of fiscal year 1999, after excluding the extraordinary loss of $2.2 million and $5.5 million of debt issuance cost described above. The decrease in adjusted net income is primarily attributable to a $15.4 million increase in interest expense and a $2.9 million increase in adjusted other expense in fiscal year 2000, which was only offset in part by a $9.6 million increase in operating profit, net of minority interest, and a $2.0 million reduction in income tax expense.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY

    Net cash flows from operating activities were approximately $65.7 million and $38.8 million for the nine months ended March 31, 2000 and 1999, respectively. The $26.9 million increase in cash flow from operating activities was primarily the result of the $44.1 million increase in EBITDA for the nine months ended March 31, 2000, compared to the same period of the prior year. The increase in EBITDA was partially offset by a $10.6 million increase in cash interest paid, a $4.4 million increase in adjusted other expense a $1.5 million change in operating asset and liabilities due to timing differences and a $0.7 million increase in income taxes paid.

    Net cash flows from investing activities were ($20.9) million and ($64.6) million for the nine months ended March 31, 2000 and 1999, respectively. The $43.7 million reduction was primarily the result of our spending a net $56.4 million on acquisitions in fiscal year 1999 compared to a net $1.7 million in proceeds from purchasing and selling newspaper properties in the first nine months of fiscal year 2000. The decrease in acquisition spending was partially offset, by a $14.4 million increase in capital spending primarily associated with the completion of year 2000 projects, land acquisitions and building improvements associated with the ANG Newspaper relocation, web width reduction at CNP and the addition of a press line at the Denver Post, which was added, in conjunction with a long-term contract to print and deliver the New York Times. The new press line at the Denver Post was financed under a sale lease back agreement. A substantial portion of the current year increase in capital spending relates to CNP and the Denver Post, which are not included in the March 31, 1999 financial statements. In addition, while 100% of capital spending for CNP is included in the statement of cash flows 41.2% is actually funded by the minority partners.

    Net cash flows from financing activities were ($47.7) million and $104.9 million for the nine months ended March 31, 2000 and 1999, respectively. The reduction of approximately $152.6 million was primarily attributable to our paying down a net $22.8 million of long-term debt and other liabilities in the first nine months of fiscal 2000, compared to a net borrowing of $126.6 million in fiscal 1999. The majority of the 1999 borrowings were made in conjunction with the previously discussed acquisitions and to fund debt repurchases in our fiscal fourth quarter. The borrowings associated with the debt repurchase are included in cash at March 31, 1999. Fiscal year 1999 also included $21.8 million of borrowings and disbursements used for debt prepayment premiums and issuance cost totaling $9.2 million and a $12.6 million dividend paid to MediaNews to fund the repurchase of MediaNews' debt prior to the reorganization discussed in
Note 1, to the financial statements. We made distributions to our CNP minority interest partners of $24.9 million in fiscal year 2000.

Liquidity

    Based upon current and expected future operating results, we believe that we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. We have approximately $103.0 million available for future borrowings under our bank credit agreement, net of approximately $3.8 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise.

NEAR TERM OUTLOOK

Newsprint Prices

     Several North American newsprint suppliers have announced a $50 per metric ton price increase for 30 pound newsprint effective April 1, 2000. If the full price increase takes hold, North American 30 pound newsprint will average $565 per metric ton for large newsprint buyers. We expect to pay a portion of the increase in May 2000 shipments and the remainder in June. To minimize the influence of newsprint price fluctuations, we have entered into fixed price newsprint contracts and newsprint swap agreements, which expire over the next nine months to nine years. The weighted average price for newsprint under both the fixed price newsprint contracts and newsprint swaps for calendar year 2000 is $546 per metric ton. Approximately 65% of our calendar year 2000 newsprint consumption is expected to be purchased under fixed price agreements. In addition, we have a contract that allows us to purchase 36,000 metric tons of newsprint per year at a price equal to the lowest price at which newsprint is sold to large North America newsprint purchasers, subject to quarterly adjustment.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


YEAR 2000

    The year 2000 issue results from computer programs that have time-sensitive software, which may recognize a date using "00" as the year 1900 rather than the year 2000. We did not have any system failures or significant disruption in our operations or with our suppliers as a result of the year 2000 issue.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------

10.4     Employment Agreement dated March 15, 2000 between MediaNews Services,
         Inc. and William Dean Singleton.

10.19    Employment Agreement dated March 15, 2000 between MediaNews Services,
         Inc. and Joseph J. Lodovic, IV.

10.20    MediaNews Group Shareholders' Agreement dated January 31, 2000.

10.21    Singleton Family Voting Trust Agreement for MediaNews Group, Inc. dated
         January 31, 2000.

10.22    Scudder Family Voting Trust Agreement for MediaNews Group, Inc. dated
         January 31, 2000.

27       Financial Data Schedule