Form 10-K405
period 2000-06-30
GARDEN STATE NEWSPAPERS INC
filed 2000-09-28
CIK 918944

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number ____________

                              MEDIANEWS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                                                          22-2675173
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification Number)

            1560 Broadway, Denver, Colorado                                                  80202
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

   Class of Voting Stock and Number of Shares Held by
          Non-Affiliates at September 26, 2000                            Market Value Held by Non-Affiliates
-----------------------------------------------------------     ------------------------------------------------------
Class A                                     157,576 shares                           Unavailable

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

                                                                                  Number of Shares
                                                               -------------------------------------------------------
                   Class A Common Stock                                              2,298,346


     Documents Incorporated by Reference: NONE


(MEDIANEWS GROUP, INC. IS THE SUCCESSOR ISSUER TO GARDEN STATE NEWSPAPERS, INC.,
            PURSUANT TO RULE 15d-5 UNDER THE SECURITIES ACT OF 1933)

                                     PART I

ITEM 1. BUSINESS

GENERAL

     MediaNews Group, Inc. ("MediaNews" or "the Company"), formally known as Affiliated Newspapers Investments, Inc., is the successor issuer to Garden State Newspapers, Inc. MediaNews and its predecessor companies were founded in March 1985 by William Dean Singleton and Richard B. Scudder. We are the seventh largest newspaper company in the United States in terms of circulation, and upon completion of the previously announced acquisition of the Connecticut Post, we will control 43 market dominant daily and approximately 75 non-daily newspapers in ten states (including suburban markets in close proximity to the San Francisco Bay area, Los Angeles, Philadelphia, Omaha and Boston). Our principal sources of revenue are print advertising and circulation sales. Other sources of revenue include commercial printing and electronic advertising. Our newspapers, including the Connecticut Post, had a combined daily and Sunday paid circulation of approximately 1,816,000 and 1,973,000, respectively, as of March 31, 2000.

     We have grown primarily through strategic acquisitions and partnerships in markets, which we believe, have above average growth potential and to a lesser extent through internal growth. Our main acquisition focus is on newspaper markets contiguous to our own, allowing us to realize certain operating synergies. We refer to this strategy as clustering. A majority of our newspapers are located in regional clusters, allowing them to achieve higher operating margins through efficient use of labor and equipment and by providing opportunities to sell advertising into other newspapers we own nearby. We occasionally divest newspaper properties when they no longer fit our cluster strategy and when we believe the value has been maximized. This strategy has enabled us to reinvest sale proceeds in newspaper properties that are available at attractive prices and can be clustered, allowing us to achieve greater revenue and EBITDA growth in the future than we otherwise would have been able to achieve.

     Our newspapers are geographically diverse and generally positioned in markets with limited direct competition for local newspaper advertising with the exception of The Denver Post, which currently competes with the Denver Rocky Mountain News. However, we recently agreed to form the Denver Newspaper Agency and operate these newspapers under the terms of a Joint Operating Agreement (See Recent Company Developments). We believe our newspaper markets, taken as a whole, have above average population and sales growth potential. Most suburban and small city daily newspapers, such as a majority of the newspapers we own, have leading or sole distribution in the market areas served by the newspaper. Start-ups of new daily newspapers in suburban markets with pre-existing local newspapers are rare. Suburban newspapers address the specific needs of the community by publishing a broad spectrum of local news as well as advertiser-specific editions, which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities the local newspaper provides a combination of social and economic services in a way that only it can provide, making it attractive for both consumers and advertisers.

     Sizeable weekly newspapers are generally found in and around metropolitan areas in addition to smaller towns and cities. Suburban weeklies, such as the weekly newspapers operated by our divisions, ANG Newspapers and Los Angeles Newspaper Group, have several advantages over metropolitan dailies, including
(1) a lower cost structure, (2) the ability to publish only on their most profitable days such as one midweek and one weekend day, and (3) the ability to more effectively exploit zoned advertising. Zoned advertising provides a means for small merchants, individuals, and other local advertisers to advertise solely in their own local market at a cost lower than that of a full-run metropolitan daily newspaper. Thus, the typical suburban weekly newspaper has a broader advertiser base and does not rely to the same degree as a metropolitan daily on major retailers for advertising revenues. A majority of our weekly newspapers are distributed in markets where we own and distribute daily newspaper. This strategy allows us to achieve a greater penetration and eliminate or reduce the threat of direct-mail competition in many of our markets.

INDUSTRY BACKGROUND

     Newspaper publishing is the oldest and largest segment of the media industry. Due to their focus on local news, newspapers remain the dominant medium for local advertising accounting for almost 47% of all local media advertising expenditures in the United States in calendar year 1999. In calendar year 1999, newspaper advertising expenditures in the United States reached an all time high of approximately $46.3 billion, representing a compounded annual growth rate of 6.4% since 1995. Newspapers continue to be viewed as the best medium for retail advertising, which emphasizes the price of goods, in contrast to television, which is generally used for image advertising.

     Readers of daily and Sunday newspapers tend to be more highly educated and have higher incomes than non-newspaper readers. For instance, 64% of college graduates and 68% of households with income greater than $75,000 are reported to read a daily newspaper. Management believes that newspapers continue to be the most cost-effective means for advertisers to reach this highly targeted demographic group.

     Total morning daily and Sunday circulation has increased nationally from
29.4 million and 54.7 million in 1980 to 46.0 million and 59.9 million in 1999, respectively. Total reported daily circulation, including evening editions, however, declined nationally from 62.2 million in 1980 to 56.0 million in 1999. This decrease can be directly attributed to the national decline in the circulation of evening newspapers which is reported to have decreased from 32.8 million in 1980 to 10.0 million in 1999. The decline in evening newspaper circulation is the result of most evening newspapers inability to compete with existing morning newspapers in the same market. Many evening newspapers have converted to morning newspapers or ceased publishing altogether. Circulation statistics for suburban daily newspapers are not published separately from circulation statistics for daily newspapers as a whole. Reliable circulation statistics for weekly newspapers are not available.

     Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which makes up approximately one-third of newspaper advertising revenues, is the most sensitive to economic improvements or slowdowns as it is affected by employment trends, real estate transactions and automotive sales.

RECENT COMPANY DEVELOPMENTS

     DENVER NEWSPAPER AGENCY. On May 11, 2000, MediaNews and E.W. Scripps Company ("Scripps"), owner of the Denver Rocky Mountain News, agreed to form the Denver Newspaper Agency L.L.C. (the "Agency"), which will be owned 50% by MediaNews and 50% by Scripps. The Agency will be responsible for all business functions for The Denver Post and the Denver Rocky Mountain News, including advertising and circulation sales, production and distribution. The news and editorial functions at The Denver Post and the Denver Rocky Mountain News will remain completely separate from the Agency. The Denver Post will continue to be published each weekday morning and on Sunday.

     When the Agency is formed, MediaNews and Scripps will each contribute substantially all of their operating assets used in the publication of The Denver Post and the Denver Rocky Mountain News. Scripps will also pay MediaNews a one time cash payment of $60.0 million to obtain its 50% share in the Agency. The Agency will be governed by a four person board, with MediaNews and Scripps each appointing two members and MediaNews appointing the chairman for the first four year term.

     The Agency will be created under the provisions of the Newspaper Preservation Act of 1970, which allows two newspapers to combine business functions under a Joint Operating Agreement ("JOA") but requires the approval of the U.S. Attorney General. On September 8, 2000 The Department of Justice, Antitrust Division, issued a report to the Attorney General recommending approval of the JOA without a hearing.

     ACQUISITIONS. We agreed to acquire substantially all the assets used in the publication of the Connecticut Post, a morning newspaper published in Bridgeport, Connecticut. The assets will be purchased for approximately $200.0 million in cash, net of working capital. The newspaper has daily and Sunday circulation of approximately 79,000 and 90,000, respectively. Closing is expected to occur on October 1, 2000. Proceeds from the Disposition Transaction on June 30, 2000 (described below) and borrowings under our bank credit facility will be used to fund the acquisition. Reinvesting the proceeds from the Disposition Transaction allows us to defer, for federal income tax purposes, a portion of the gain from the Disposition Transaction.

     The California Newspapers Partnership and Gannett have agreed to Gannett's contribution of the Independent Journal, published in Marin, California to the California Newspapers Partnership. The contribution is expected to be made as of October 1, 2000. As a result of the contribution, MediaNews, Donrey and Gannett's interest in the partnership will be adjusted to 54.23%, 26.28% and 19.49%, respectively. Up to the date of contribution, MediaNews will continue to own a 58.8% interest. The Independent Journal will be operated in conjunction with the ANG Newspaper group.

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

     CORPORATE REORGANIZATION. The redemption of certain outstanding subordinated notes and the acquisition of an additional 20% of the Denver Post Corporation, each as more fully described below, provided an opportunity to simplify our corporate structure. Our corporate reorganization included the following:

     o In May 1999, in accordance with the Affiliated Newspapers Investments, Inc. shareholder agreement, we converted all previously outstanding tracking stock into Class A Common Stock.

     o In June 1999, Affiliated Newspapers Investments, Inc., parent of Garden State Newspapers, Inc. and the Denver Post Corporation, changed its name to MediaNews Group, Inc. Our company was previously managed by an unconsolidated affiliate, which operated with the MediaNews Group, Inc. name; however, that corporation has changed its name and all services previously provided by it are now performed by MediaNews.

     o The second phase of the reorganization, which occurred on June 30, 1999, included the merger of Garden State Investments, Inc., into Garden State Newspapers, Inc., ("Garden State"). In addition, Garden State then dropped its directly owned newspaper operating divisions into newly formed corporations.

     o The final phase of the reorganization was the merger of Garden State into MediaNews, with MediaNews the surviving corporation. The merger of Garden State into MediaNews was completed on September 1, 1999.

     As a result of the above, financial statements are now being filed under the MediaNews Group, Inc. name as successor issuer to Garden State Newspapers, Inc., and include the consolidated results of the Denver Post Corporation beginning July 1, 1999.

RECENT ACQUISITIONS & DISPOSITIONS

     Fiscal 2000 Acquisitions:

     Effective October 1, 1999 and January 1, 2000, the California Newspapers Partnership, a subsidiary of the Company purchased a shopper in Ukiah, California and a weekly newspaper in Milpitas, California, respectively. The total purchase price, which included cash and future payments under covenants not to compete, was approximately $2.7 million.

     Effective October 31, 1999, we acquired substantially all of the assets used in the publication of the Deming Headlight, a morning newspaper published in Deming, New Mexico, for approximately $2.0 million cash.

     Effective March 1, 2000, we acquired substantially all the assets used in the publication of six weekly newspapers and three monthly publications, distributed in and around Ayer, Massachusetts. The purchase price of approximately $4.2 million, included cash, a note payable and future payments under covenants not to compete.

     Effective May 26, 2000, we acquired the stock of Northern Television, Inc. (KTVA, a CBS affiliate), a television and radio broadcasting company in Anchorage, Alaska, for approximately $7.0 million, including assumed debt. Subsequent to the acquisition, Northern Television was renamed the Alaska Broadcasting Company. In addition, we exchanged a note payable assumed in the transaction for 5% of Alaska Broadcasting Company's common stock.

     Fiscal 2000 Dispositions:

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

     Effective June 30, 2000, MediaNews Group, Inc., sold substantially all of the assets used in the publication of The Express Times, in Easton Pennsylvania; the Gloucester County Times, in Woodbury, New Jersey; Today's Sunbeam, in Salem, New Jersey; the Bridgeton News, in Bridgeton, New Jersey and our North Jersey weekly newspapers (the "Disposition Transaction") for $145.0 million in cash, plus an adjustment for working capital of approximately $4.8 million. We recognized a pre-tax gain on the sale of approximately $114.3 million, net of selling expenses.

     Fiscal 1999 Acquisitions:

     On August 22, 1998, we acquired a 50% interest in Charleston Newspapers for approximately $47.0 million. Charleston Newspapers is a joint venture, which publishes the Charleston Gazette, (morning) and Charleston Daily Mail (evening), six days a week and the Sunday Gazette-Mail, under the terms of a Joint Operating Agreement. The acquisition included rights to the masthead of the Charleston Daily Mail; thus, we are responsible for the editorial content of the Charleston Daily Mail.

     Effective October 1, 1998, we acquired substantially all of the assets used in the publication of the Daily Times, a morning newspaper published in Farmington, New Mexico, for cash and discounted notes with the prior owners.

     On March 31, 1999, our wholly owned subsidiary, West Coast MediaNews LLC, formed the California Newspaper Partnership with Donrey Newspapers LLC ("Donrey") and The Sun Company of San Bernardino California ("Gannett"). We contributed ANG Newspapers, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers, which, includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka, California; and all the weekly publications published by these daily newspapers in exchange for a 58.8% partnership interest. Donrey contributed ten daily newspapers and two non-daily newspapers, located in California, most of which are located in close proximity to our California newspaper publications, in exchange for a 28.5% partnership interest. Gannett contributed the San Bernardino County Sun in exchange for a 12.7% partnership interest.

     Fiscal 1998 Acquisitions:

     On May 11, 1998, we acquired substantially all the assets used in the publication of the Tri-City Weekly, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $0.5 million.

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

     Fiscal 1998 Disposition:

     On December 5, 1997, we sold substantially all the assets used in the publication of the North Jersey Herald & News and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. We recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses.

OPERATING STRATEGY

     Our strategy is to increase revenues and cash flows through geographic clustering and internal growth. The key components of our long-term internal growth strategy are targeted marketing programs, local news leadership, high quality editorial content and presentation, circulation growth, cost control, and strategic investments in the delivery of news and advertising through the internet, radio and television in addition to the printed newspaper. These strategies are more fully described below.

     GEOGRAPHIC CLUSTERING. We have acquired and assembled newspapers, and may continue to acquire newspapers, in contiguous markets. We refer to this strategy as "clustering". Clustering enables us to realize operating efficiencies and economic synergies, such as the sharing of management, accounting, news, advertising and production functions. In addition, we seek to increase operating cash flows at acquired newspapers by reducing labor costs, page width of the newspapers, and overall improved cost management. Clustering also enables management to maximize revenues by selling advertising into newspapers owned by us in contiguous markets. As a result of clustering, we believe that our newspapers are able to obtain higher operating margins than they would otherwise be able to achieve on a stand-alone basis. The California Newspapers Partnership is an extension of this strategy.

     TARGETED MARKETING PROGRAMS. Through a strong local presence and active community relations, we are able to develop and implement marketing programs that maximize our advertising revenues. We utilize research, demographic studies and zoning (marketing directed to a particular sub-segment of a local area) to develop marketing programs that meet the unique needs of specific advertisers.

     LOCAL NEWS LEADERSHIP. Our newspapers generally have the largest local news gathering resources in their markets. As a result of emphasizing local news, our newspapers generally are able to generate reader loyalty and create franchise value. Because of our provision of local news is a unique product in our markets, our newspapers satisfy the demands of both our readers and advertisers.

     HIGH QUALITY EDITORIAL CONTENT AND PRESENTATION. Our newspapers are committed to editorial excellence, by providing the proper mix of local and national news to effectively serve the needs of their local markets. Our newspapers often receive awards for excellence in various editorial categories in their respective regions and circulation categories. In fiscal year 2000, The Denver Post won a Pulitzer Prize for its editorial coverage. In addition, our newspapers are generally produced on modern offset presses and are designed to attract readers through attractive layouts and color enhancements.

     CIRCULATION GROWTH. We believe that circulation growth is essential to the creation of long-term franchise value at our newspapers. Accordingly, we have and will continue to make significant investments in telemarketing and promotional campaigns to increase circulation and readership. We have also established management incentive programs, which reward our publishers for circulation growth, at each of their daily newspapers. As a result of our commitment to circulation growth, we are one of the few newspaper groups, which has consistently grown circulation over the last several years, excluding the effects of acquisitions.

     COST CONTROL. We emphasize cost control with a particular focus on managing staffing requirements. At newspapers with collective bargaining units, management strives to enter into long-term agreements with minimal annual increases. In addition, we further control labor costs through investments in state-of-the-art production equipment that improves production quality and increases efficiency. We are equally focused on newsprint cost control. Each of our newspapers benefits from discounted newsprint costs we obtain as the seventh largest newspaper group in the United States. We purchase newsprint from several suppliers under arrangements resulting in what we believe are some of the most favorable newsprint prices in the industry. We have entered into fixed price newsprint contracts and newsprint swaps expiring over the next six months to eight years, as well as newsprint purchasing arrangements with certain of our other suppliers which delay the adverse effect of newsprint price increases. Based on expected newsprint utilization at MediaNews, approximately 49% of our annual newsprint consumption for fiscal 2001 will be covered by fixed price contracts and/or newsprint swaps.

     To further control newsprint costs while improving customer satisfaction, we became the first newspaper company in the United States to convert all of our newspapers to a 50-inch web width, which reduced the width of a single newspaper page to 12.5 inches from either 13.5 inch or 13.75 inch page widths. These conversions have permanently reduced our newsprint consumption in excess of 8% over levels prior to conversion.

     STRATEGIC INVESTMENTS. To take advantage of the increasing use of the World Wide Web and its advertising growth opportunities, MediaNews established MediaNews Technologies ("MNT") to develop and maintain websites for each of our daily newspapers. MNT has developed websites that provide an online editorial presence and full online classified services for each of our daily newspapers. We have also made strategic investments in AdOne, Employment Wizard and Mortgage Rate Watch to expand the online features provided to our customers as is more fully described below. Although we believe that providing an online product is important to broaden the reach of our newspapers and ultimately increase our revenues through value added services, we believe that almost all of our customers still prefer the newspaper in a printed form. By being the leading, and in certain instances the sole, provider of local news in most of our markets, we believe that our newspapers are well positioned to respond to and benefit from changes in the way in which advertising, news and information are delivered to customers in the future. Our online newspapers can be found at www.newschoice.com.

     We have also made strategic investments in other media beginning with our acquisition of two radio stations in Graham, Texas, which are operated in conjunction with our weekly newspaper published in Graham. In addition, we recently purchased the CBS television affiliate and a radio station in Anchorage, Alaska.

     In January 1999, MediaNews, the Hearst Corporation, E.W. Scripps, Donrey Media Group and Advance Publications each acquired a 20.0% interest in AdOne LLC, which was formed to acquire the assets of AdOne Classified Network, Inc. ("AdOne") and its consumer website, abracat.com, a fully searchable classified advertising database. In July 1999, Belo Corporation, Journal Register Company, Lee Enterprises, Media General, Morris Communications Corporation and Pulitzer, Inc. each made a equity investment in AdOne LLC, reducing our interest to 11.4%. AdOne now has classified listings from approximately 496 daily and weekly newspapers, which includes newspapers in 43 of the top 50 markets in the United States. At June 30, 2000, AdOne's database averaged 13 million new classified ads each month. AdOne's abracat.com is also the classified content provider for Lycos, a portal/web search site. We believe AdOne is solidly positioned to play a leading role in the rapidly expanding online classified market place.

     In August 1999, we acquired an 80% interest in Employment Specialist, LLC. We re-launched the website under the name Employment Wizard in December 1999. Employment Wizard is an internet based application tool that allows jobseekers and employers to search job opportunities and resumes for the best match. The resume and candidate search programs contain a list of 27,000 job occupations along with a description of these occupations. Careful selection of the most applicable job title ensures that both the jobseeker and employer find an exact match. The database currently contains 275,000 classified recruitment ads from participating newspapers, and 62,000 resumes. By the end of October 2000, 72 newspapers will be using Employment Wizard as their internet employment vertical, 33 of which are not owned or controlled by MediaNews. Employment advertising represents an important revenue stream at our newspapers, and with the acquisition of Employment Wizard, we are able to integrate the best of newspaper and internet functionality for users and advertisers.

     In July 1999, we invested in Mortgage Rate Watch, www.mortgageratewatch.com. Mortgage Rate Watch provides mortgage brokers with access to their target customer-home buyers and home owners seeking to refinance existing loans. Mortgage Rate Watch allows home owners and buyers to shop mortgage rates of area mortgage brokers online and analyze various loan structuring options. Once a broker has been selected the borrower is connected to the mortgage brokers website and can complete a loan application online. We are currently in the process of combining Mortgage Rate Watch with See It Buy It, which will provide us with a buyer and seller internet real estate vertical. See It Buy It provides realtors and others the service of video taping real estate, allowing potential buyers to view the video of real estate online through streaming video. See It Buy It also provides realtors with the ability to make custom brochures with clips from the videos. Upon completion of the combination of Mortgage Rate Watch and See It Buy It in October 2000, MediaNews will own 80% of the new entity.

     We may, from time to time, make strategic or targeted acquisitions and dispositions. We continually review newspaper acquisition candidates that we believe are under performing in terms of operating cash flows but have an established history of strong readership, advertiser loyalty and are available at attractive prices. Acquisitions will only be made in circumstances in which we believe that the acquisition will contribute to our overall growth strategy and reduce leverage in the short term. We will also continue to make small investments in online and other electronic media companies that compliment our existing newspapers or our other electronic media investments.

PAID CIRCULATION

     The following table sets forth paid circulation of each of our daily newspapers:

                                                                                        Paid Circulation at
                                                                                          March 31, 2000
                                                                              ----------------------------------------
                                                                                    Daily                Sunday
                                                                              ------------------    ------------------
MediaNews Newspapers:
   Denver Post, CO.........................................................             413,730               558,560
   LA Daily News, CA.......................................................             200,798               212,484
   Long Beach Press-Telegram, CA...........................................             104,655               118,770
   Charleston Newspapers, WV...............................................              93,323                97,980
   York, PA................................................................              84,464                93,701
   Bridgeport, CT(1).......................................................              79,048                89,760
   Lowell, MA..............................................................              52,608                56,033
   Pittsfield, MA..........................................................              30,871                34,890
   Las Cruces, NM..........................................................              22,736                24,596
   Lebanon, PA.............................................................              21,355                21,304
   Hanover, PA.............................................................              21,093                21,381
   Fitchburg, MA...........................................................              18,107                18,551
   Council Bluffs, IA......................................................              17,474                21,841
   Farmington, NM..........................................................              17,414                19,057
   Eastern Colorado Publishing Company, CO.................................              12,982                    --
   Brattleboro, VT.........................................................              10,840                11,856
   North Adams, MA.........................................................               7,285                 8,205
   Bennington, VT..........................................................               7,851                    --
   Deming Headlight, NM....................................................               3,850                    --
                                                                                      ---------             ---------
     Subtotal..............................................................           1,220,484             1,408,969

California Newspapers Partnership:
   ANG Newspapers, CA......................................................             217,338               177,879
   San Gabriel Valley Newspaper Group, CA..................................             120,562               122,420
   San Bernardino, CA......................................................              77,672                85,089
   Ontario, CA.............................................................              67,982                74,838
   Chico/Oroville, CA......................................................              33,570                28,164
   Eureka, CA..............................................................              19,048                20,711
   Vallejo, CA.............................................................              20,723                22,130
   Woodland, CA............................................................               9,652                 9,905
   Lompoc, CA..............................................................               7,983                 8,155
   Ukiah, CA...............................................................               7,480                 7,723
   Red Bluff, CA...........................................................               6,996                    --
   Redlands, CA............................................................               6,985                 7,023
                                                                                      ---------             ---------
     Subtotal..............................................................             595,991               564,037

     Total.................................................................           1,816,475             1,973,006
                                                                                      =========             =========

     (1) Closing scheduled for October 1, 2000.

NEWSPAPER PROPERTIES

     The following is a description of our newspapers and the markets in which they circulate as of the date of this report. The map on the back cover reflects our clustering strategy.

     DENVER. The Denver Post is our largest daily newspaper and, we believe, one of the most respected newspapers in its region. On May 11, 2000, MediaNews and E.W. Scripps, owner of the Denver Rocky Mountain News agreed to operate The Denver Post and the Denver Rocky Mountain News under the terms of a joint operating agreement (JOA), subject to approval from the United State Justice Department. We currently expect the JOA to be approved in calendar year 2000.

     LOS ANGELES NEWSPAPER GROUP. The Los Angeles Newspaper Group ("LANG") is located in Los Angeles County, California, and publishes nine daily newspapers. The Los Angeles Newspaper Group consists of the Daily News, the Press-Telegram, which are owned by MediaNews and newspapers owned by the California Newspapers Partnership, which include the San Gabriel Valley Newspaper Group, San Bernardino, Ontario, Redlands and Lompoc are described below under "California Newspapers Partnership". These newspapers cover the San Fernando Valley region of Los Angeles, Long Beach, Pasadena, West Covina, Whittier, San Bernardino, Ontario, Redlands and Lompoc, California, respectively. The Los Angeles Newspaper Group also publishes several weekly newspapers, in addition to those published by the San Gabriel Valley Newspaper Group including the Star Watch, El Economico and Vecinos Del Valle (Spanish language newspapers), which are distributed in and around the Los Angeles Newspaper Group markets.

     CHARLESTON. Charleston Newspapers, is a joint venture which publishes Charleston Daily Mail, Charleston Gazette and, on Sunday, the Charleston Gazette-Mail in Charleston, West Virginia under the terms of a JOA. Under the terms of the JOA, all operations, other than news and editorial are controlled by the joint venture. We are responsible for maintaining the editorial staff and producing the editorial content for the Charleston Daily Mail.

     YORK. York Newspaper Company, a partnership owned 57.5% by York Newspaper, Inc. ("YNI"), a wholly owned subsidiary of MediaNews, publishes The York Dispatch, the York Sunday News and The York Daily Record in York, Pennsylvania, approximately 30 miles south of Harrisburg, Pennsylvania. These newspapers are published under the terms of a JOA. Under the terms of the JOA, all operations, other than news and editorial, are controlled by the partnership. YNI maintains its own editorial staff and produces the editorial content of both The York Dispatch and the York Sunday News. The York Newspaper Company also publishes the Weekly Record each Tuesday.

     BRIDGEPORT. The Connecticut Post is located in Bridgeport, Connecticut, and publishes a morning newspaper seven days a week and is distributed primarily in Fairfield County, the most affluent county in the United States. The Connecticut Post also publishes the Westport News, Fairfield Citizen-News, Darien New-Review, and the Norwalk Citizen-News, weekly newspapers distributed in Fairfield County and surrounding areas. We expect to complete the acquisition of the Connecticut Post in October 2000.

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

     FITCHBURG. The Sentinel & Enterprise is located in Fitchburg, Massachusetts, approximately 40 miles northwest of Boston, Massachusetts, and approximately 30 miles west of Lowell, Massachusetts, and publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. The Sentinel & Enterprise also publishes nine weekly newspapers: North County Leader, The Weekender Plus, The Independent, Pepperell Free Press, Townsend Times, Groton Landmark, Harvard Hillside, The Public Spirit and the Shirley Oracle, which are distributed in and around areas surrounding Fitchburg and Nashoba, Massachusetts.

     COUNCIL BLUFFS. The Daily Nonpareil is located in Council Bluffs, Iowa, which is adjacent to Omaha, Nebraska, on the Missouri River. The Daily Nonpareil publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. The Daily Nonpareil also publishes The Valley News Today, a morning paper published five days a week distributed in and around Shenandoah, Iowa. In addition, The Daily Nonpareil also publishes nine weekly newspapers: The Midlands Shopper Guide, Ad-Visor, Essex Independent, Dennison Bulletin, Dennison Review, Meat Empire Saving Guide, Valley News Life, Weekly Time and Clarinda Herald-Journal, which are distributed in the areas surrounding Council Bluffs, Shenandoah, and Dennison, Iowa. We have announced our intentions to seek strategic alternatives for Council Bluffs, which may include selling the newspapers.

     FARMINGTON. The Daily Times is located in Farmington, New Mexico approximately 160 miles northwest of Albuquerque, New Mexico and publishes a morning newspaper seven days a week. The Daily Times also publishes San Juan Sun and the Four Corners Business Journal, weekly newspapers.

     EASTERN COLORADO PUBLISHING COMPANY. Eastern Colorado publishes the Fort Morgan Times, the Journal-Advocate and the Lamar Daily News, daily newspapers published in Fort Morgan, Sterling and Lamar, Colorado. Each of these daily newspapers also publishes a weekly newspaper, which includes the Morgan Times Review, J.A. Shopper and the Tri-State Trader. These weekly newspapers are distributed free in and around each of the daily newspaper's geographic markets. Eastern Colorado also publishes the Akron News Reporter, Brush News-Tribune, The Burlington Record, The Plains Dealer, The Estes Park Trail Gazette and Julesburg Advocate, paid weekly newspapers distributed in Akron, Brush, Burlington, Estes Park and Julesburg, Colorado.

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

     DEMING. The Deming Headlight is located in Deming, New Mexico, approximately 60 miles west of Las Cruces, New Mexico, and publishes a morning newspaper Monday through Friday.

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

CALIFORNIA NEWSPAPERS PARTNERSHIP

     The California Newspapers Partnership includes the following newspaper properties:

     ANG NEWSPAPERS. ANG Newspapers is headquartered in Oakland, California, and publishes six morning newspapers. ANG Newspapers consists of the Oakland Tribune, The Daily Review, Tri-Valley Herald, The Argus, Alameda Times-Star and San Mateo County Times. All the newspapers except the San Mateo County Times also publish a Sunday newspaper. These newspapers cover the city of Oakland, California, and affluent suburban markets located immediately south, southeast and southwest of Oakland in Alameda County and San Mateo County. ANG Newspapers also publishes The Alameda Accent, San Bruno Herald, Daly City Record and Brisbane Bee, Times Weekend, Millbrae Recorder-Progress, The Wave, The Pacifica Tribune, The Milpitas Post, The Freemont Bulletin, The Berryessa Sun and The Coastside Chronicle on Saturday.

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

     Advertising revenue includes RETAIL (local and national department stores, specialty shops and other retailers), NATIONAL (national advertising accounts), and CLASSIFIED advertising (employment, automotive, real estate and personals). The contributions of Retail, National, Classified and Circulation revenue to total revenues for fiscal years 2000, 1999, and 1998 were as follows:

                                                     MediaNews Group,            Garden State Newspapers
                                                   Inc. & Subsidiaries             Inc. & Subsidiaries
                                                   ---------------------    -----------------------------------
                                                    Fiscal Year Ended          Fiscal Years Ended June 30,
                                                      June 30, 2000              1999                1998
                                                   ---------------------    ---------------     ---------------
     Retail.....................................                    39%                40%                 39%
     National...................................                     6                  4                   4
     Classified.................................                    36                 33                  33
     Circulation................................                    16                 20                  21
     Other......................................                     3                  3                   3
                                                                   ---                ---                 ---

                                                                   100%               100%                100%
                                                                   ===                ===                 ===

NEWSPRINT

     Newsprint is one of the largest costs of producing a newspaper. We buy newsprint from several suppliers under arrangements, resulting in what we believe are some of the most favorable long-term newsprint prices in the industry. In fiscal years 2000, 1999 and 1998, we consumed approximately 293,000, 140,000, and 103,000 tons of newsprint, respectively, and, during the same periods, incurred newsprint expense of approximately $147.2 million, $75.1 million, and $56.3 million, respectively. Newsprint expense as a percentage of revenue for fiscal year 2000, 1999 and 1998 was 15.7%, 12.8%, and 12.5%, respectively. Newsprint expense in fiscal year 2000 increased primarily as a result of the consolidation of The Denver Post and the inclusion of a full year of the California Newspapers Partnership. Newsprint expense as a percentage of revenue increased primarily as a result of The Denver Post. Metro newspapers in competitive markets, such as The Denver Post, typically have lower circulation rates and lower advertising rates per thousand distribution than our market dominant suburban newspapers. See "Near Term Outlook" on page 25 for additional information on of newsprint pricing.

EMPLOYEE RELATIONS

     We employ approximately 6,785 full-time and 2,154 part-time employees, of which approximately 2,431 are unionized. There has never been a strike or work stoppage against any of our newspapers during our ownership, and we believe that our relations with our employees are generally good.

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

COMPETITION

     Each of our newspapers compete for advertising revenue to varying degrees with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. Our suburban and small city daily newspapers are the dominant local news and information source, with strong name recognition in their market and no direct competition from similar daily newspapers published in their markets. However, as with most suburban small city daily newspapers, some circulation competition exists from larger daily newspapers, which are usually published in nearby metropolitan areas. With the exception of Denver, we believe larger daily newspapers with circulation in our newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. Our daily newspapers capture the largest share of local advertising as a result of their direct coverage of the market. In addition, we believe advertisers generally regard newspaper advertising as a more effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. We may from time to time compete with other companies, which have greater financial resources than us.

     The Denver Post currently competes with the Denver Rocky Mountain News, which is owned by the E. W. Scripps Company. Competition for newspaper advertising in Denver is largely based upon circulation, reader demographics and price. As previously discussed, we have agreed to operate The Denver Post with the Denver Rocky Mountain News under the terms of a JOA, subject to approval from the United States Department of Justice.

ELECTRONIC MEDIA

     Many newspaper companies are now publishing news and other content on the World Wide Web. In addition, there are many sites on the World Wide Web, which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment and automotive classified.

     Due to many issues associated with advertising on the World Wide Web, such as fragmentation and lack of agreement or meaningful research on how to measure viewers and penetration levels, we do not see advertisers making a significant commitment to advertise on the World Wide Web in the near future. However, as the issues mentioned above are resolved, advertising on the World Wide Web is expected to grow to meaningful levels. Accordingly, we have invested and will continue to invest in our on-line strategy, which should allow us to capture our share of the advertising dollars spent on the World Wide Web.

     MediaNews Technologies ("MNT"), MediaNews' electronic publishing division, is responsible for developing and maintaining a website for each of our daily newspapers. In addition, MNT has and is continuing to develop strategic alliances to enhance content, functionality and delivery, such as our investments in AdOne, See It Buy It, and Employment Wizard. We believe the design, functionality, and content of our websites has attracted viewers that continually return to our website(s) for news and information, a key for advertisers. All of our newspapers currently on-line can be located at www.newschoice.com.

ITEM 2. PROPERTY

     Our production facilities are, in most cases, complete newspaper and office facilities. The principal operating facilities owned by us are located in Denver, Sterling, Fort Morgan and Lamar, Colorado; San Mateo, Union City, West Covina, Long Beach, Woodland Hills, Valencia, Eureka, San Bernardino, Ontario, Chico, Vallejo, Woodland, Lompoc, Ukiah, Fort Bragg, and Red Bluff, California; Council Bluffs, Denison and Shenandoah, Iowa; York, Hanover and Lebanon, Pennsylvania; Pittsfield, North Adams, Lowell, Ayer and Fitchburg, Massachusetts; Las Cruces, Deming and Farmington, New Mexico; Bennington and Brattleboro, Vermont; Graham, Texas; and Charleston, West Virginia. Certain facilities located in Denver, Colorado; Oakland, Pasadena and Pleasanton, California are operated under long-term leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Class A Common Stock is not registered and has no established trading market and is not widely held. As of September 26, 2000, there were 27 shareholders of record.

     MediaNews has never paid a dividend on its common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. In addition, our long-term debt agreements contain covenants, which among other things restrict the payment of dividends to our shareholders.

ITEM 6. SELECTED FINANCIAL DATA

                                           MediaNews Group,
                                          Inc. & Subsidiaries          Garden State Newspapers, Inc. & Subsidiaries
                                          -------------------   ------------------------------------------------------------
                                           Fiscal Year Ended                     Fiscal Years Ended June 30,
                                             June 30, 2000           1999           1998            1997            1996
                                          -------------------   ------------    ------------    ------------    ------------
                                                                                   (Dollars in thousands)
INCOME STATEMENT DATA(a),(c):
Revenues
   Advertising ...........................       $    770,476   $    440,734    $    345,169    $    255,238    $    209,201
   Circulation ...........................            148,217        113,515          93,620          51,264          42,770
   Other .................................             28,608         15,936          14,421          11,583           7,596
                                                 ------------   ------------    ------------    ------------    ------------
Total Revenues ...........................            947,301        570,185         453,210         318,085         259,567

Cost of Sales ............................            320,095        182,544         150,202         112,476         104,590
Selling, General and Administrative ......            441,832        253,506         197,872         130,458         105,125
Depreciation and Amortization ............             63,263         44,572          39,279          25,119          22,270
Interest Expense .........................             75,758         56,765          45,629          32,239          27,662
Equity Income in JOA .....................              3,481          2,582              --              --              --
Gain on Sale of Newspaper Properties .....            117,621             --          31,829          30,575           8,291
Minority Interest ........................             34,092         12,295           6,192           5,800           4,064
Income (Loss) Before Income Taxes
   And Extraordinary Items ...............            124,976         10,030          34,392          34,577            (752)
Net Income (Loss) ........................            130,383           (822)         29,600          24,739           1,260

OTHER FINANCIAL DATA:
Capital Expenditures .....................       $     25,505   $     13,005    $     11,397    $      9,973    $     16,480
Cash Flow from:
   Operating Activities ..................             96,181         61,891          63,441          39,040          13,067
   Investing Activities ..................            118,144        (70,670)       (208,740)       (149,794)         (1,501)
   Financing Activities ..................            (74,438)        10,332         137,633         115,699         (23,913)

EBITDA, net of minority interest(b) ......            141,077        116,042          98,115          68,590          44,722
EBITDA, from unconsolidated JOA ..........              4,881          3,279              --              --              --
                                                 ------------   ------------    ------------    ------------    ------------
Total EBITDA available ...................            145,958        119,321          98,115          68,590          44,722

BALANCE SHEET DATA:
Total Assets .............................       $  1,138,892   $    846,454    $    656,979    $    432,295    $    258,279
Long-Term Debt and Capital Leases,
   net of cash and Minority Interest
   in Long-Term Debt .....................            683,880        758,937         520,430         346,540         211,474
Other Long-Term Liabilities and
   Obligations ...........................             17,633          7,543           6,479           5,092           7,728
Total Shareholders' Equity (Deficit) .....                939       (150,901)         33,547           3,947         (20,792)

----------
(Footnotes on the following page)

(Footnotes from proceeding page)


(a) Revenues and operating expenses are affected by the following acquisition and disposition transactions. The revenue numbers provided below are from the actual fiscal year results of operations of the respective newspapers since the date of acquisition or prior to their disposition.

(I) On August 31, 1995, we acquired substantially all the assets used in the publication of The Berkshire Eagle, Bennington Banner and Brattleboro Reformer, daily newspapers published in Pittsfield, Massachusetts; Bennington and Brattleboro, Vermont, respectively, for approximately $34.6 million. These newspapers contributed approximately $21.6 million of revenues in fiscal year 1996.

(II) On March 10, 1996, we acquired substantially all the assets used in the publication of the San Mateo County Times, a daily newspaper, and five weekly newspapers published in San Mateo County, California, for approximately $15.0 million. These newspapers contributed approximately $4.0 million of revenue to the Company in fiscal 1996.

(III) On May 1, 1996, we sold the common stock of the Johnstown Tribune Publishing Company, which publishes The Tribune-Democrat and two weekly newspapers, distributed in and around Johnstown, Pennsylvania, for $50.6 million. The sale resulted in a pre-tax gain of approximately $8.3 million. These newspapers contributed approximately $14.9 million of revenues in fiscal 1996 prior to its sale and approximately $17.4 million in fiscal 1995. In connection with the sale of the Johnstown Tribune Publishing Company described above, the Company acquired the North Adams Transcript and the Bridgeton News, daily newspapers published in North Adams, Massachusetts, and Bridgeton, New Jersey, respectively. These newspapers contributed revenue of approximately $1.2 million in fiscal 1996.

(IV) On October 31, 1996, we acquired substantially all the assets used in the publication of the Pasadena Star-News, San Gabriel Valley Tribune, Whittier Daily News, Times-Standard and The Evening Sun, daily newspapers distributed primarily in Pasadena, West Covina, Whittier and Eureka, California, and Hanover, Pennsylvania, respectively, and seven weekly newspapers distributed in and around these same cities, for a total of approximately $130.0 million. These newspapers contributed $45.9 million of revenue to in fiscal year 1997.

(V) On February 13, 1997, we sold substantially all the assets used in the publication of the Potomac News and two weekly publications for $48.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $30.6 million, net of selling expenses. These newspapers contributed approximately $7.5 million of revenues in fiscal year 1997 prior to their sale and approximately $12.0 million in fiscal year 1996.

(VI) On February 28, 1997, we acquired substantially all the assets used in the publication of the Sentinel & Enterprise, Lebanon Daily News and The Daily Nonpareil, daily newspapers located in Fitchburg and Leominster, Massachusetts; Lebanon, Pennsylvania; and Council Bluffs, Iowa, respectively, and five weekly newspapers distributed in and around the same cities, for a total of approximately $51.2 million in cash. These newspapers combined contributed approximately $7.9 million of revenue in fiscal year 1997.

(VII) On July 31, 1997, we acquired substantially all the assets used in the publication of The Sun, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for approximately $60.8 million. The Sun contributed $22.3 million of revenue in fiscal 1998.

(VIII) On December 5, 1997, we sold substantially all the assets used in the publication of the North Jersey Herald & News and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses. These newspapers contributed $16.2 million of revenues prior to the sale and $36.2 million in fiscal year 1997.

(IX) On December 16, 1997, we acquired substantially all the assets used in the publication of the Press-Telegram, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash. Proceeds from the sale of the North Jersey Herald & News were used to fund the acquisition. This newspaper contributed approximately $22.7 million of revenue in fiscal year 1998.

(X) On January 29, 1998, we acquired substantially all the assets used in the publication of the Daily News, a daily newspaper published in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million. This newspaper contributed approximately $36.9 million of revenue in fiscal year 1998.

(XI) On May 1, 1998, we acquired substantially all the assets used in the publication of the Valley News Today, a morning newspaper published five times a week in Shenandoah Iowa, and seven weekly publications distributed primarily in Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash, plus covenants not to compete with a discounted value of $0.6 million. These newspapers contributed approximately $0.7 million of revenue in fiscal year 1998.

(XII) On May 11, 1998 we acquired substantially all the assets used in the publication of The Tri-City Weekly, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash, plus a covenant not to compete with a discounted value of $0.5 million. This newspaper contributed approximately $0.4 million of revenue in fiscal year 1998.

(XIII) On August 22, 1998 we acquired for approximately $47.0 million, a 50% interest in Charleston Newspapers, a joint venture, which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening), six days a week and the Sunday Gazette-Mail, under the terms of a JOA. This newspaper contributed approximately $16.0 million of revenue in fiscal year 1999.

(XIV) Effective October 1, 1998 we acquired substantially all of the assets used in the publication of the Daily Times, a morning newspaper published in Farmington, New Mexico for cash and discounted notes with the prior owners. This newspaper contributed approximately $5.0 million of revenue in fiscal year 1999.


(Footnotes continued on following page)

(Footnotes continued from proceeding page)


(XV) On March 31, 1999, through our wholly owned subsidiary, West Coast MediaNews LLC, we formed the California Newspaper Partnership with Donrey Newspapers LLC ("Donrey") and the Sun Company of San Bernardino California ("Gannett"). We contributed ANG Newspapers, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers, which includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka, California in exchange for a 58.8% partnership interest. The Donrey and Gannett newspapers contributed to the partnership, added approximately $31.6 million of revenue in fiscal year 1999.

(XVI) In fiscal year 2000, MediaNews and Garden State merged with MediaNews as the surviving entity and the successor issuer to Garden State Newspapers, Inc. MediaNews owns 80% of the Denver Post Corporation, accordingly the Denver Post becomes part of the consolidated financial statements.

(XVII) Effective July 31, 1999, the California Newspapers Partnership sold the assets of The Hemet News and Moreno Valley Times for pre-tax gain of approximately $3.3 million. These newspapers contributed approximately $0.4 million and $0.4 million to revenue in fiscal year 1999 and 2000, respectively.

(XVIII) Effective October 1, 1999 and January 1, 2000, the California Newspapers Partnership, a subsidiary of MediaNews purchased a shopper in Ukiah, California and a weekly newspaper in Milpitas, California, respectively. The purchase price included cash and future payments under covenants not to compete. These weekly newspapers contributed approximately $1.4 million to revenue in fiscal year 2000.

(XIX) Effective October 31, 1999, we acquired substantially all of the assets used in the publication of the Deming Headlight, a morning newspaper published in Deming, New Mexico, for approximately $2.0 million cash.

(XX) Effective March 1, 2000, we acquired substantially all the assets used in the publication of six weekly newspapers and three monthly publications, distributed in and around Ayer, Massachusetts. The purchase price of approximately $4.2 million, included cash, a note payable and future payments under covenants not to compete. These weekly newspapers contributed approximately $0.8 million to revenue in fiscal year 2000.

(XXI) Effective May 26, 2000, we acquired the stock of Northern Television, Inc. KTVA, a CBS affiliate broadcasting in Anchorage, Alaska, for approximately $7.0 million in cash and assumed debt. KTVA contributed $0.3 million to revenue in fiscal year 2000.

(XXII) Effective June 30, 2000, we sold substantially all of the assets used in the publication of The Express Times, in Easton Pennsylvania; the Gloucester County Times, in Woodbury, New Jersey; Today's Sunbeam, in Salem, New Jersey; The Bridgeton News, in Bridgeton, New Jersey and our North Jersey weekly newspapers for $145.0 million in cash, plus and adjustment for working capital. We recognized a pre-tax gain on the sale of approximately $114.3 million, net of selling expense. These newspapers contributed approximately $55.0 million and $53.3 million of revenue in fiscal years 2000 and 1999, respectively.

(b) EBITDA, NET OF MINORITY INTEREST is calculated by deducting from total revenues: cost of sales, selling and general and administrative expense and minority interest in EBITDA from the California Newspapers Partnership, York Newspaper Company and the Denver Post Corporation. Although EBITDA, net of minority interest is not a measure of performance calculated in accordance with GAAP, we believe that EBITDA, net of minority interest is an indicator and measurement of its leverage capacity and debt service ability. EBITDA, net of minority interest should not be considered as a measure of profitability, liquidity or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in our Consolidated Financial Statements or any other GAAP measure as an indicator of our performance.

(c) York Newspapers, Inc. and Charleston Publishing Company, subsidiaries of the Company, participate in joint operating agencies. A joint operating agency performs the production, sales, distribution and administrative functions for each subsidiary and another newspaper publishing company under joint operating agreements ("JOA"). The Company had previously included its pro-rata portion of the revenues and expenses generated by the operations of the JOA's on a line-by-line basis in its consolidated statements of operations. However, the Financial Accounting Standards Board issued EITF 00-1, effective for periods ending June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. EITF 00-1 also requires that all previously reported financial statements be reclassified to conform with the current year presentation. Accordingly, all prior year financial statements have been restated. See Note 3 to the Consolidated Financial Statements for additional discussion on the effect of no longer using pro-rata consolidation to account for the Company's JOA's.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following analysis of the financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of MediaNews Group, Inc. and the notes thereto appearing elsewhere herein.

OVERVIEW

     We are in the business of owning and operating daily and weekly newspapers. In addition, we own 3 small radio stations and a television station (CBS affiliate) in Anchorage, Alaska; however the results of these operations are insignificant to us, requesting less than one half of one percent of revenue. Our newspapers derive their revenues primarily from advertising and circulation. Our primary operating expenses (before depreciation and amortization) are employee salaries, newsprint, marketing, and distribution.

     Since MediaNews' and its predecessor companies inception, we have made several leveraged acquisitions. A majority of the value of the assets acquired was allocated to intangible assets, principally subscriber accounts and goodwill, which we believe are generally the most valuable assets of a newspaper. As a result of the amortization expense associated with these intangible assets, interest expense associated with acquisition indebtedness, debt fees and make whole premiums, we had accumulated a significant deficit since our inception. The current year operations and gain on the sale of newspapers substantially eliminates this deficit.

BASIS OF PRESENTATION

     As a result of the reorganization previously discussed, the consolidated financial statements dated June 30, 2000 include the consolidated results of operations of MediaNews and its subsidiaries, which includes the Denver Post Corporation and the operations of the company formerly known as Garden State Newspapers, Inc. and subsidiaries ("Garden State"). The financial statement data for June 30, 1999 and 1998, included in this Form 10-K, only includes Garden State.

     Since July 1, 1997, we have completed several strategic transactions that have significantly affected our financial condition and results of operations. The following is a summary of these transactions.

     Fiscal 2000 Transactions

     Effective July 31, 1999, a subsidiary of our California Newspapers Partnership, sold the assets of The Hemet News and Moreno Valley Times for a pre-tax gain of approximately $3.3 million. A portion of the proceeds from the sale were used to purchase the California Newspapers Partnership newspaper assets described below. The remaining cash was distributed to the partners in the California Newspapers Partnership.

     Effective October 1, 1999 and January 1, 2000, California Newspapers Partnership, purchased a shopper in Ukiah, California and a weekly newspaper in Milpitas, California, respectively. The purchase price of approximately $2.7 million included cash and future payments under covenants not to compete.

     Effective October 31, 1999, we acquired substantially all of the assets used in the publication of the Deming Headlight, a morning newspaper published in Deming, New Mexico, for approximately $2.0 million cash.

     Effective March 1, 2000, we acquired substantially all the assets used in the publication of six weekly newspapers and three monthly publications, distributed in and around Ayer, Massachusetts. The purchase price of approximately $4.2 million, included cash, a note payable and future payments under covenants not to compete.

     Effective May 26, 2000, we acquired the stock of Northern Television, Inc., which operates KTVA, a CBS affiliate, in Anchorage, Alaska, for approximately $7.0 million, including assumed debt. Subsequent to the acquisition, Northern Television was renamed the Alaska Broadcasting Company. In addition, we exchanged a note payable assumed in the transaction for 5% of Alaska Broadcasting Company's common stock.

     Effective June 30, 2000, we sold substantially all of the assets used in the publication of The Express Times, in Easton Pennsylvania; the Gloucester County Times, in Woodbury, New Jersey; Today's Sunbeam, in Salem, New Jersey; the Bridgeton News, in Bridgeton, New Jersey and our North Jersey weekly newspapers for $145.0 million in cash, plus an adjustment for working capital of approximately $4.8 million. We recognized a pre-tax gain on the sale of approximately $114.3 million, net of selling expenses.

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

     Effective October 1, 1998, we acquired substantially all of the assets used in the publication of the Daily Times, a morning newspaper published in Farmington, New Mexico, for cash and discounted notes with the prior owners.

     On March 31, 1999, through our wholly owned subsidiary, West Coast MediaNews LLC, we formed the California Newspaper Partnership with Donrey Newspapers LLC ("Donrey") and the Sun Company of San Bernardino California ("Gannett"). We contributed ANG Newspapers, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers, which includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka, California; and all the weekly publications published by these daily newspapers in exchange for a 58.8% partnership interest. Donrey contributed ten daily newspapers and two non-daily newspapers, located in California, most of which are located in close proximity to our newspaper publications, in exchange for a 28.5% partnership interest. Gannett contributed the San Bernardino County Sun in exchange for a 12.7% partnership interest.

     Fiscal 1998 Transactions

     On May 11, 1998, we acquired substantially all the assets used in the publication of the Tri-City Weekly, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $0.5 million.

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

RESULTS OF OPERATIONS

     Set forth below is certain summary historical financial data for fiscal 2000, 1999 and 1998, in each case including the percentage change between fiscal years.

                                           Summary Historical Financial Data
                                                (Dollars in thousands)
                                      MediaNews      Garden State     Garden State
                                    Group, Inc. &  Newspapers, Inc. Newspapers, Inc.
                                    Subsidiaries    & Subsidiaries   & Subsidiaries
                                    -------------  ---------------- ----------------
                                               Fiscal Years Ended June 30,                 Fiscal Years Ended June 30,
                                    -------------------------------------------------   ---------------------------------
                                         2000             1999              1998        2000 vs. 1999      1999 vs. 1998
                                    --------------   --------------    --------------   --------------     --------------
Total Revenues ..................   $      947,301   $      570,185    $      453,210             66.1%              25.8%

Cost of Sales ...................          320,095          182,544           150,202             75.4               21.5
Selling, General and
Administrative ..................          441,832          253,506           197,872             74.3               28.1
Depreciation and Amortization ...           63,263           44,572            39,279             41.9               13.5
Interest Expense ................           75,758           56,765            45,629             33.5               24.4
Other ...........................            8,387           13,055            11,473            (35.7)              13.8
                                    --------------   --------------    --------------   --------------     --------------
   Total Costs and Expenses .....          909,335          550,442           444,455             65.2               23.8

Equity income in JOA ............            3,481            2,582                --             34.8              100.0

Net Income (Loss) ...............   $      130,383   $         (822)   $       29,600              (a)             (102.8%)

     (a)      Not meaningful

SUMMARY SUPPLEMENTAL PRO FORMA FINANCIAL DATA

     The following summary supplemental pro forma financial data presents the results of operations of our investments in the York Newspapers Company and the Charleston Newspapers, both operated under JOA's, using pro-rata consolidation for all periods presented. Prior to the Financial Accounting Standards Board issuing EITF 00-1, we presented the results of our JOA interests using pro-rata consolidation. See Notes 2 and 3 of the Consolidated Financial Statements for additional discussion.

    THE INFORMATION IN THE FOLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11
                               OF REGULATION S-X


                                                    Pro-Forma Data
                                                (Dollars in thousands)
                                      MediaNews      Garden State     Garden State
                                    Group, Inc. &  Newspapers, Inc. Newspapers, Inc.
                                    Subsidiaries    & Subsidiaries   & Subsidiaries
                                    -------------  ---------------- ----------------
                                               Fiscal Years Ended June 30,                 Fiscal Years Ended June 30,
                                    -------------------------------------------------   ---------------------------------
                                         2000             1999              1998        2000 vs. 1999      1999 vs. 1998
                                    --------------   --------------    --------------   --------------     --------------

Total Revenues ..................   $      948,664   $      568,637    $      436,726             66.8%              30.2%

Cost of Sales ...................          322,272          183,845           145,418             75.3               26.4
Selling, General and
Administrative ..................          444,481          254,923           193,193             74.4               32.0
Depreciation and Amortization ...           63,820           44,825            38,857             42.4               15.4
Interest Expense ................           75,489           56,479            45,311             33.7               24.6
Other ...........................            8,706           13,014            11,384            (33.1)              14.3
                                    --------------   --------------    --------------   --------------     --------------
   Total Costs and Expenses .....          914,768          553,086           434,163             65.4               27.4

Net Income (Loss) ...............   $      130,383   $         (822)   $       29,600              (a)             (102.8%)

     (a)      Not meaningful

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

REVENUES

     Revenues increased $377.1 million or 66.1% in the fiscal year 2000 as compared to fiscal year 1999. The increase in revenue was primarily attributable to the October 1, 1998 acquisition of the Daily Times published in Farmington, New Mexico; the consolidation of the Denver Post, and including a full year of operations of the California Newspapers Partnership ("CNP") as compared to three months of CNP operations in fiscal year 1999. Excluding the acquisition of the Daily Times, the consolidation of The Denver Post and the effects of CNP, our remaining newspaper operations ("same newspaper basis") had a 5.4% increase in operating revenues in fiscal year 2000. Advertising revenues at existing newspapers increased by approximately 6.5%, driven by continued growth in all advertising categories.

COST OF SALES

     Cost of sales increased $137.6 million or 75.4% in fiscal year 2000 compared to fiscal year 1999. The aforementioned acquisition, consolidation of the Denver Post and CNP caused the majority of the cost of sales increase in fiscal year 2000. Excluding these transactions, cost of sales decreased 2.5%.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $188.3 million or 74.3% in fiscal year 2000 as compared to fiscal year 1999. The acquisition discussed above, consolidation of the Denver Post and CNP caused the majority of the SG&A expense increase in fiscal year 2000. Excluding these transactions, SG&A expense increased approximately 10.5%. Excluding corporate, SG&A expense increased approximately 8.0%. The increase in SG&A at the newspapers is primarily associated with increases in advertising and circulation expenditures, which are primarily related to ongoing efforts to increase advertising lineage and total paid circulation. Increases in the number of online content and sales staff at each newspaper has also contributed to the increase in newspaper SG&A. We have also increased our spending at corporate in the current fiscal year, as we continue to develop our internet sales, improve and maintain our newspaper websites, increase the number of internet vertical products being sold by the newspapers (including the consolidation of Employment Wizard startup costs), and support the addition of CNP. While SG&A expense has increased as a result of CNP, the increase is more than offset by management fees paid to us by CNP, the effect of which is reflected as a reduction in minority interest expense.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $18.7 million in fiscal year 2000 as compared to the same period of fiscal year 1999. The aforementioned acquisition, consolidation of the Denver Post and CNP caused the majority of the increase in depreciation and amortization expense.

INTEREST EXPENSE

     Interest expense increased $19.0 million in fiscal year 2000 as compared to the same period of fiscal year 1999. Interest expense increased as a result of a $259.4 million increase in average debt outstanding, primarily associated with acquisitions, debt repurchase and the inclusion of debt related to the Denver Post and MediaNews (f.k.a. Affiliated Newspapers Investments, Inc.), which was not previously part of Garden State's consolidation debt. The increase in average debt was offset by a 43 basis point reduction in the weighted average interest rate of all debt outstanding.

OTHER EXPENSE

     Adjusted other expense increased approximately $1.7 million in the fiscal year 2000 after excluding a $1.5 million loss on the sale of land and building formerly used in the operations of ANG Newspapers, as compared to the same period in fiscal year 1999 after excluding $7.8 million of debt issuance costs incurred in conjunction with our $200.0 million bond offering and a new $350.0 bank credit facility in fiscal year 1999. The current year increase was caused primarily by the recognition of losses on our equity investment in AdOne (a non cash loss), legal fees associated with corporate reorganization and an increase in other long-term liabilities associated with the accretion of the cost to repurchase an option held by a third party to acquire one of our newspapers. The holder of the option cannot exercise the option prior to January 2003 and may hold the option until 2010.

EQUITY INCOME IN JOA

     The equity in income in JOA is our share of the net income from the operations of the Charleston Newspapers JOA. The increase in equity in income in JOA is due primarily to the inclusion of a full year of operations in fiscal year 2000, compared to ten months in fiscal year 1999. In addition, the year over year operation of the Charleston Newspaper JOA improved in fiscal year 2000.

NET INCOME

     We reported adjusted net income of approximately $15.6 million for fiscal year 2000, after excluding our share of the gains on sales of newspaper properties of approximately $116.3 million and a $1.5 million loss on the sale of land and buildings in CNP, compared to an adjusted net income of $14.0 million in fiscal year 1999, after excluding the extraordinary loss of $6.4 million and $8.4 million of debt issuance cost as described above. The increase in adjusted net income is primarily attributable to a $12.1 million increase in operating profit, net of minority interest in operating profit, a $9.9 million reduction in income tax expense as a result of recognizing the benefit of net operating losses previously subject to valuation allowances and a $0.9 million increase in equity income in the Charleston Newspapers JOA. These increases in income were partially offset by a $19.0 million increase in interest expense and a $2.2 million increase in adjusted other expense previously discussed.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

REVENUES

     Revenues increased $117.0 million or 25.8% in fiscal year 1999 as compared to fiscal year 1998. The increase in revenue was primarily attributable to the July 31, 1997 acquisition of The Sun; the December 16, 1997 acquisition of the Press-Telegram; the January 29, 1998 acquisition of the Daily News; the October 1, 1998 acquisition of the Daily Times; and the March 31, 1999 formation of CNP. The increase in revenue was partially offset by the sale of the North Jersey Herald & News on December 5, 1997. Excluding the acquisition and disposition transactions, the Company's remaining newspaper operations ("same newspaper basis") combined posted a $8.5 million increase in operating revenues for fiscal year 1999. The increase in operating revenue was driven by a 4.3% increase in advertising revenue from continued growth in classified, retail, national and preprint advertising.

COST OF SALES

     Cost of sales increased $32.3 million or 21.5% in fiscal year 1999 compared to fiscal 1998. The aforementioned acquisitions caused the majority of the increase in cost of sales in fiscal year 1999. On a same newspaper basis, cost of sales decreased approximately $0.5 million or approximately 0.4% due to lower newsprint prices. Excluding the effects of newsprint, cost of sales increased by $1.7 million or 2.5%.

SELLING, GENERAL AND ADMINISTRATIVE

     SG&A expenses increased $55.6 million or 28.1% in fiscal year 1999 as compared to fiscal year 1998. The aforementioned acquisitions caused the majority of the increase in SG&A. On a same newspaper basis, SG&A expense increased $7.0 million or 4.5%. The increase in SG&A expense is associated with increases in advertising expenditures, which were primarily related to ongoing efforts to increase advertising lineage combined with an increase in corporate overhead primarily associated with our continuing investment in our online newspaper products and content. Excluding corporate overhead and management fees, SG&A at existing newspapers increased $5.2 million or 3.4%.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $5.3 million in fiscal year 1999 as compared to the same period of fiscal year 1998. The aforementioned acquisitions and CNP caused the majority of the increase in depreciation and amortization expense.

INTEREST EXPENSE

     Interest expense increased $11.1 million in fiscal year 1999 as compared to the same period of fiscal year 1998. Interest expense increased primarily as a result of a $149.2 million increase in average debt outstanding, the majority of which is associated with acquisitions, debt repurchase premiums and debt expenses. The increase in average debt was offset by a 55 basis point reduction in the weighted average cost of debt, primarily associated with our refinancing activity.

OTHER EXPENSE

     Other expense increased $1.6 million in fiscal year 1999 as compared to fiscal year 1998. The increase is attributable to the Company incurring $7.8 million of debt issuance costs in fiscal year 1999, associated with the issuance of $200.0 million of 8.625% Senior Subordinated Notes and a $350.0 million bank credit facility in fiscal 1999 as compared to fiscal year 1998 debt issuance costs of $7.3 million. Fiscal year 1998 debt issuance cost was associated with the $300.0 million of 8.75% Senior Subordinated Notes issued in October 1997. Fiscal year 1999 expense also increased approximately $1.7 million, as a result of fees and expenses incurred to establish CNP and certain legal costs associated with settling lawsuits.

EXTRAORDINARY LOSS

     In fiscal year 1999, we repurchased $100.0 million face value of our 12% Senior Subordinated Secured Notes and Shareholder Notes at a premium of approximately $10.8 million. The premiums, net of income taxes, were recorded as an extraordinary loss. Based on our borrowing rates, the repurchase significantly reduces our total future interest expense as these notes were at rates substantially above market.

NET INCOME

     We recorded adjusted net income of approximately $13.3 million in fiscal year 1999, after excluding the extraordinary loss of $6.4 million (net of taxes) and $7.7 million of debt issuance costs as described above, compared to fiscal year 1998 adjusted net income of $5.1 million after excluding the gain on sale of newspapers and $7.3 million of debt issuance costs as described above. The increase in adjusted net income of $8.2 million is primarily attributable to a $23.8 million increase in operating profit and a $2.6 million increase in equity in income from the Charleston JOA, offset by a $6.1 million minority interest charge and the previously discussed $11.1 million increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of liquidity are, existing cash and other working capital, cash flow provided from operating activities and the borrowing capacity under our credit agreement. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. We may, from time to time, increase our newsprint inventories in anticipation of price increases. In general, our receivables have been collected on a timely basis.

JUNE 30, 2000 COMPARED TO JUNE 30, 1999

     Net cash flows from operating activities were approximately $96.2 million and $61.9 million for years ended June 30, 2000 and 1999, respectively. The $34.3 million increase in cash flow from operating activities was primarily the result of the $51.2 million increase in EBITDA for the year ended June 30, 2000, compared to the same period of the prior year. The increase in EBITDA was partially offset by a $0.7 million change in operating assets and liabilities, excluding interest and income taxes payable, due to timing differences, $12.4 million increase in cash interest paid, a $2.2 million increase in other expense related to operations and a $1.0 million increase in income taxes paid.

     Net cash flows from investing activities were $118.1 million and ($70.7) million for the ended June 30, 2000 and 1999, respectively. The $188.8 million increase was primarily the result of our spending a net $59.7 million on acquisitions in fiscal year 1999 compared to a net $139.7 million in proceeds from purchasing and selling newspaper properties in fiscal year 2000. The decrease in net acquisition spending was partially offset, by a $12.5 million increase in capital spending primarily associated with the completion of year 2000 projects, land acquisitions and building improvements associated with the ANG Newspaper relocation, web width reduction at CNP and the addition of a press line at the Denver Post, which was built, in conjunction with a long-term contract to print and deliver the New York Times. The new press line at the Denver Post was financed under a sale lease back agreement. A substantial portion of the current year increase in capital spending relates to CNP and the Denver Post. In addition, while 100% of capital spending for CNP is included in the statement of cash flows while 41.2% was funded by the minority partners through a reduction in distributions paid to minority partners. Distributions from the Charleston Newspapers JOA also increased $1.9 million.

Net cash flows from financing activities were ($74.4) million and $10.3 million for the years ended June 30, 2000 and 1999, respectively. The reduction of approximately $84.7 million was primarily attributable to our paying down a net $33.3 million of long-term debt and other liabilities in fiscal 2000, compared to a net borrowing of $226.3 million in fiscal 1999. The majority of the 1999 borrowings were made in conjunction with the previously discussed acquisitions and to fund debt repurchases in our 1999 fiscal fourth quarter. Fiscal year 1999 also included $18.6 million of borrowings and disbursements used for debt prepayment premiums and issuance cost. We also paid a $183.6 million dividend paid to MediaNews to fund the repurchase of MediaNews' debt prior to the reorganization previously discussed. We also increased distributions to our minority interest partners by $25.4 million in fiscal year 2000.

JUNE 30, 1999 COMPARED TO JUNE 30, 1998

     Net cash flows from operating activities were approximately $61.9 million and $63.4 million for fiscal years ended June 30, 1999 and 1998, respectively. The $1.5 million decrease in cash flow from operating activities was primarily the result of a $29.0 million increase in operating profit, excluding depreciation and amortization expense in fiscal year 1999, compared to the prior year, and a $10.4 million decrease in cash tax expense. These increases were offset by a $29.5 million decrease in the change in operating assets and liabilities and a $9.9 million increase in cash interest expense.

     Net cash flows from investing activities were ($70.7) million and ($208.7) million for fiscal years ended June 30, 1999 and 1998, respectively. The $138.0 million change was primarily the result of our spending a net $59.7 million on acquisitions in fiscal year 1999 compared to $197.3 million in fiscal year 1998. Distribution from the Charleston Newspapers JOA of $2.0 million also contributed to the change.

     Net cash flows from financing activities were $10.3 million and $137.6 million for fiscal years ended June 30, 1999 and 1998, respectively. The change of approximately $127.3 million was primarily attributable to our paying a $183.6 million dividend to our parent, which was used to repurchase their Senior Discount Debentures. We also increased the payments to our minority partners by $8.3 million. These uses of funds were offset by a $76.0 million increase in net borrowings in fiscal year 1999, compared to fiscal year 1998. A $11.3 million increase in debt issuance and repurchase premium also contributed to the change.

CAPITAL EXPENDITURES

     We have a capital expenditure plan (not including business acquisitions), which includes normal maintenance capital expenditures of approximately $7.0 million and other projects totaling approximately $14.0 million for fiscal 2001. Approximately $3.5 million of these expenditures will be paid by minority partners. Non-maintenance expenditures during fiscal 2001, include computer hardware and software upgrades for editorial, classified and circulation systems, some of which are necessary to capitalize on clustering efficiencies, building a new printing plant to consolidate certain printing in New England, new phone systems and production and mailroom equipment. Management reviews the capital expenditure plan periodically and modifies it as required to meet our current business needs. Capital expenditures related to these projects are expected to be funded either through available cash or borrowings under our bank credit agreement.

LIQUIDITY

     Based upon current and expected future operating results, we believe that we will have sufficient cash flows from operations to fund scheduled payment of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. In addition to cash flows from operations, we have approximately $60.0 million available under our bank credit facility after funding the acquisition of the Connecticut Post, which should be more than sufficient to fund unanticipated needs.

     We may, from time to time, consider strategic or targeted newspaper acquisitions and dispositions. In the event an acquisition opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to us to the extent current resources are insufficient.

NEAR TERM OUTLOOK

OPERATING RESULTS

     The operating results of MediaNews are expected to decline in the first half of fiscal year 2001, as compared to the same period of the prior year. The decline is primarily the result of strategic decisions made in the second half of fiscal year 2000, in conjunction with the pending JOA transaction, which substantially increased operating expenses at The Denver Post. The increased spending in Denver primarily relates to increased newsprint and distribution costs associated with aggressive circulation growth plans, which were initiated prior to the announcement of the JOA and continue to date. Increased spending associated with newsprint volumes is being compounded by significantly higher newsprint prices. Because the JOA has yet to be implemented and due to the circulation reporting lag, there is little incremental revenue associated with increased volumes. We believe this current increase in spending at The Denver Post, is a one-time investment in the future of our newspaper operations in the Denver market.

NEWSPRINT PRICES

     North American newsprint suppliers have implemented a $50 per metric ton price increase for 30 pound newsprint effective September 1, 2000. After the price increase, North American 30 pound newsprint will average $610 per metric ton for large newsprint buyers. To minimize the influence of newsprint price fluctuations, we have entered into fixed price newsprint contracts and newsprint swap agreements, which expire over the next six months to eight years. The weighted average price for newsprint under both the fixed price newsprint contracts and newsprint swaps for fiscal year 2001 is $563 per metric ton. Approximately 49% of our fiscal year 2001 newsprint consumption is expected to be purchased under fixed price agreements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued FAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. The standard, which must be adopted by July 1, 2000, will not have a material effect on our financial position or its results of operations. Under the new standard, newsprint forward contracts will be recorded at fair value and changes in the value of the contracts will be initially reported as a separate component of comprehensive income and reclassified into earnings when the newsprint is consumed.

     The Emerging Issues Task Force reached a consensus on Issue 00-2 - Accounting for Web Site Development Costs at its March 2000 meeting. The consensus requires capitalization of certain costs incurred in the development of internet sites. We currently capitalizes the cost of computer hardware and software used in the operation of its internet sites; however, all other development costs, such as graphics and other design costs, have been expensed as incurred. We will adopt Issue 00-2 effective beginning of July 1, 2000. The effect on our results of operations is expected to be immaterial.

MARKET RISK

                                                                       Interest Rate Sensitivity
                                                                 Principal Amount by Expected Maturity
                                                                          Year Ended June 30,
                                                                        (Dollars in thousands)
                                   2001         2002         2003         2004         2005      Thereafter      Total       2000
                                ----------   ----------   ----------   ----------   ----------   ----------   ----------  ----------
LIABILITIES
Long-Term Debt, including
   Current Portion

Fixed Rate ...................          --           --           --           --           --   $  443,000   $  443,000  $  443,000
Average Interest Rate ........       10.59%       10.59%       10.59%       10.59%       10.59%       10.59%

Variable Rate ................          --           --           --   $   31,950   $  100,000   $  100,000   $  231,950  $  231,950
Average Interest Rate ........        8.31%        8.31%        8.31%        8.31%        8.31%        8.31%

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

     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include the following: (1) costs or difficulties related to the integration of businesses acquired by us (including clustering) may be greater than expected; (2) unanticipated increases may occur in financing and other costs, such as newsprint or labor costs; (3) general economic or business conditions, either nationally or in the regions in which we conduct business, may be less favorable than expected; and (4) competition, including from other newspapers, other traditional forms of advertising and newer forms made possible by the internet and otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is filed as a separate part of this report (see page 33).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles as of June 30, 2000, and a brief account of the business experience of each person who is a director, executive officer or other significant employee of the Company.

   NAME                                            AGE       TITLE
   -------------------------------------------     ---       --------------------------------------------------------------
   Richard B. Scudder........................       87       Chairman of the Board and Director
   William Dean Singleton....................       49       Vice Chairman, President, Chief Executive Officer and Director
   Joseph J. Lodovic, IV.....................       39       Executive Vice President and Chief Financial Officer
   Anthony F. Tierno.........................       55       Executive Vice President and Chief Operating Officer
   E. Michael Fluker.........................       63       Senior Vice President, Administration
   Ronald A. Mayo............................       38       Vice President Finance/Controller
   Michael C. Bush...........................       45       Vice President Operations
   James L. McDougald........................       46       Treasurer
   Jean Scudder..............................       46       Director
   Howell E. Begle, Jr.......................       56       Director

     Each director is elected annually and serves until the next annual meeting of shareholders or until his successor is duly elected and qualified. The directors of MediaNews are not compensated for their service as directors. They do, however, receive reimbursement of expenses incurred from the attendance at Board of Directors meetings. The executive officers of MediaNews are appointed by and serve at the pleasure of the Board of Directors.

BUSINESS EXPERIENCE

     RICHARD B. SCUDDER has served as Chairman of the Board and a Director of MediaNews since 1985.

     WILLIAM DEAN SINGLETON has served as Vice Chairman, President, Chief Executive Officer and a Director of MediaNews since 1985.

     JOSEPH J. LODOVIC, IV, has served as Executive Vice President and Chief Financial Officer of MediaNews since November 1993. Prior thereto, he served as Vice President and Treasurer of MediaNews from 1989 to 1993. Mr. Lodovic has been with MediaNews since 1987.

     ANTHONY F. TIERNO has served as Executive Vice President and Chief Operating Officer of MediaNews since November 1993. Prior thereto, he served as Vice President of MediaNews' eastern United States operations from 1987 to 1993. Mr. Tierno has been with MediaNews since its inception in 1985.

     E. MICHAEL FLUKER has served as Senior Vice President, Administration, for MediaNews since November 1993. Prior thereto, he served as Executive Vice President and Chief Financial Officer of MediaNews from 1989 to November 1993.

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

     JAMES L. MCDOUGALD has served as Treasurer since September 1994. Prior thereto, he was Controller for MediaNews from 1988 to 1994.

     JEAN SCUDDER has served as a Director of MediaNews since July 1998. Ms. Scudder is the daughter of Richard B. Scudder.

     HOWELL E. BEGLE, JR. has served as a Director of MediaNews since November 1996. Mr. Begle is of Counsel to Verner, Liipfert, Bernhard, McPherson and Hand, chartered, which law firm is counsel of MediaNews and its affiliates.

ITEM 11. EXECUTIVE COMPENSATION

     Our business and affairs, prior to the reorganization in fiscal year 2000 were managed by an affiliate pursuant to the terms of a management agreement. The affiliate allocated its expenses as management fees to us and other affiliates based on the amount of time and resources devoted to each company. See "Certain Relationships and Related Transactions -- Management Services". Messrs. Singleton and Lodovic have significant additional compensation, which has been allocated to other affiliates and therefore does not appear in 1998 and 1999 compensation. The following table sets forth the cash compensation paid or payable to Mr. Singleton and any executive officer whose direct or allocated cash compensation exceeded $100,000 for services rendered to the Company in fiscal 2000.

                                                                     Annual Compensation               All Other
   Name and Principal Position                 Fiscal Year        Salary            Bonus            Compensation
   ---------------------------------------     -----------      ----------       -----------         ------------
   William Dean Singleton(a)                      2000          $  748,500       $   350,000         $     50,566
   Vice Chairman, President and                   1999             360,000           100,000               23,400
   Chief Executive Officer...............         1998             360,000           250,000                7,394

   Joseph J. Lodovic IV(a), (b)                   2000          $  489,800       $   450,000          $     9,188
   Executive Vice President,                      1999             211,500           105,000                3,416
   Chief Financial Officer...............         1998             181,500           140,000                3,078

   Anthony F. Tierno                              2000          $  350,000       $   150,000         $     12,215
   Executive Vice President                       1999             275,880            80,000               13,702
   & Chief Operating Officer.............         1998             225,000            60,000               10,310

                                                  2000          $  180,000        $   22,500         $     10,100
   Michael C. Bush                                1999             164,810            40,000               10,591
   Vice President Operations.............         1998             133,050            35,000                7,049

   Ronald A. Mayo(c)
   Vice President Finance/Controller.....         2000          $  176,100        $   50,000          $     5,087

----------
     (a) Fiscal year 1999 and 1998 represents compensation paid directly by Garden State or allocated to Garden State as management fees. In fiscal year 2000, 1999 and 1998, these officers also received significant compensation that was charged to other affiliates.

     (b) Mr. Lodovic's fiscal year 2000 bonus includes a bonus earned in accordance with his employment agreement discussed below and a bonus that was earned as of December 1999, under a plan that was in effect prior to his employment agreement. Future bonuses are earned in accordance with the employment agreement.

     (c) Mr. Mayo's compensation did not qualify for inclusion in fiscal year 1999 and 1998.

EMPLOYMENT AGREEMENTS

     None of our executive officers have an employment agreement with us except Messrs. Singleton and Lodovic. Under the terms of Mr. Singleton's Employment Agreement, which was amended and renewed effective March 15, 2000 ("Mr. Singleton's Employment Agreement"), Mr. Singleton is entitled to receive cash compensation at an annual rate of not less than $771,000, subject to annual adjustment of not less than 5% by the board of directors. In addition, Mr. Singleton is entitled to receive a bonus of up to $200,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such fiscal year. Other discretionary bonuses may be paid which are not part of his Employment Agreement, if approved by the board of directors. Mr. Singleton's employment agreement expires on December 31, 2009, but will be automatically renewed for successive one-year terms unless Mr. Singleton gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. Mr. Singleton's Employment Agreement contains a five-year non-compete covenant for all counties and geographical areas in which newspapers are owned or circulated by us or its subsidiaries (currently or in the future). Under the terms of Mr. Lodovic's Employment Agreement with us, which was entered into effective March 15, 2000, Mr. Lodovic is entitled to receive cash compensation at an annual rate of not less than $504,600, subject to annual adjustment of not less than 5% by the board of directors. In addition, Mr. Lodovic is also entitled to receive a bonus of up to $200,000 for each fiscal year based on a comparison of our actual profits of the Company to budgeted profits during such year. Other discretionary bonuses may also be paid which are not part of his employment agreement, if approved by the board of directors. Mr. Lodovic's employment agreement expires by its terms on December 31, 2009. Mr. Lodovic's Employment Agreement entitles him to participate in any stock options, stock ownership or similar plan which we may adopt in the future relative to any of our executives. It also entitles Mr. Lodovic, upon termination of his employment under certain circumstances, to put to us at a price not to exceed 100% of the then fair market value all shares of any class of equity securities which he owns. The price payable under the put is equal to a percentage of fair market value, which increases up to 100% on December 31, 2009. We also have a call under Mr. Lodovic's Employment Agreement to acquire such shares, upon termination of his employment under certain circumstances, at a price not to exceed 100% of their then fair market value. Neither the put nor the call can be exercised if it causes a default under any credit agreement existing at that time. Nor, can any stock be put until our leverage ratio, as defined, is below 3:1.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Decisions regarding annual compensation of executives other than Messrs. Singleton and Lodovic are made by Mr. Singleton and Mr. Lodovic. In addition, our board of directors is responsible for approving Mr. Singleton's and Mr. Lodovic's Employment Agreements, including their compensation. The board of directors of MediaNews does not have a compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The authorized capital stock of MediaNews consists of 3,000,000 shares of Class A common stock, $.001 par value, 2,314,346 shares of which are issued of which 2,298,346 are outstanding and 16,000 are held in treasury (collectively the "MediaNews Common Stock"), MediaNews has not declared or paid any cash dividends on its common stock in the past and does not intend to do so in the foreseeable future. Our long-term debt agreements limit our ability to pay such dividends.

     The following table sets fourth the number and percentage of shares of MediaNews' common stock currently issued and outstanding and beneficially owned by (i) each person known to MediaNews to be the beneficial owner of more than 5.0% of any class of MediaNews' equity securities; (ii) each executive officer is defined in Item 402(a)(3) of Section 229.402(a)(3) of Regulations S-K; and
(iii) all directors and executive officers of MediaNews as a group.


                                                          Amount and Nature of       Percentage of
                                                         Beneficial Ownership(a)      Ownership of
                                                          Class A Common Stock    Class A Common Stock
                                                         -----------------------  --------------------
   William Dean Singleton(c), (l), (m)..............                  254,859                  11.00%
   Howell E. Begle, Jr. (b), (d), (l)...............               786,426.50                  33.99%
   Patricia Robinson(b), (e), (l)...................               786,426.50                  33.99%
   Joseph J. Lodovic, IV(f).........................                   58,199                   2.51%
   Jean L. Scudder(g), (k)..........................               384,125.12                  16.60%
   Charles Scudder(h), (k)..........................               260,321.37                  11.25%
   Elizabeth A. Difani(h), (i), (k).................               219,073.45                   9.47%
   Carolyn Miller(h), (j), (k)......................               177,825.56                   7.68%
   All directors and executives as a group(n).......                2,140,770                  92.50%

----------

     (a) Beneficial ownership is determined in accordance with the rules of the Commission. Except as indicated by footnote, the persons named in the tables above have sole voting and investment power with respect to all shares of capital stock indicated as beneficially owned by them. None of such shares is known by MediaNews to be shares with respect to which the beneficial owner has the right to acquire such shares.

     (b) The address of each such person is: c/o Howell E. Begle, Jr., Trustee, 901 15th Street, N.W., Suite 700, Washington, D.C. 20005. Mr. Begle is Of Counsel to the law firm of Verner, Liipfert, McPherson and Hand, Chartered, which law firm is counsel to the Company.

     (c) These shares are held by a revocable trust for the benefit of the children of Mr. Singleton (the "Singleton Revocable Trust"), for which trust Mr. Begle and Mr. Singleton are trustees. Mr. Singleton disclaims any beneficial ownership in the shares held in the Singleton Revocable Trust.

     (d) Includes all shares for which Mr. Begle has sole voting power under the Singleton Family Voting Trust Agreement for MediaNews (the "Singleton Family Voting Trust Agreement for MediaNews) and shared investment power, as a trustee for an irrevocable trust for the benefit of Mr. Singleton's children (the Singleton Irrevocable Trust). Also includes all shares of common stock held by the Singleton Revocable Trust for which Mr. Begle is a trustee.

     (e) These shares are held by the Singleton Irrevocable Trust for which Ms. Robinson serves as a trustee and as to which she has shared investment power. Ms. Robinson is Mr. Singleton's sister.

     (f) Legal ownership of 50% of such shares is held by the Singleton Family Voting Trust. Legal ownership of the remaining 50% of such shares is held by the Scudder Family Voting Trust.

(Footnotes continued on following page)

     (Footnotes continued from preceding page)

     (g) Includes 123,743.75 shares of common stock held by a trust for the benefit of two of Ms. Scudder's nephews, for which trust Ms. Scudder serves as the sole trustee. Also includes 74,504 shares of common stock held for the benefit of Ms. Scudder's son, Benjamin Fulmer, for which Ms. Scudder also serves as the sole trustee. Does not include the shares held by Charles Scudder, Elizabeth Difani, as custodian for certain of her minor children, or Carolyn Miller, as custodian for certain of her minor children, with respect to which Ms. Scudder has sole voting power pursuant to the Scudder Family Voting Trust Agreement for MediaNews (the "Scudder Family Voting Trust Agreement").

     (h) Sole voting power with respect to these shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

     (i) Ms. Difani holds these shares as custodian for certain of her minor children. Sole voting power with respect to these shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

     (j) Ms. Miller holds those shares as custodian for certain of her minor children. Sole voting power with respect to these shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

     (k) The address of each person is: c/o Jean L. Scudder, 193 Old Kents Hill Road, Readfield, Maine 04355.

     (l)  Indicates shared voting power.

     (m)  Indicates shared investment power.

     (n) No directors or officers of MediaNews beneficially own any shares in MediaNews except Mr. Singleton, Ms. Scudder, Mr. Begle, Ms. Robinson and Mr. Lodovic. See note (d) and (f) above.

SCUDDER FAMILY VOTING TRUST AGREEMENT FOR MEDIANEWS

     The children of Richard B. Scudder, Charles A. Scudder, Carolyn S. Miller, Elizabeth H. Difani and Jean L. Scudder, and Joseph J. Lodovic, IV have entered into the Scudder Family Voting Trust Agreement for MediaNews (the "Scudder Family Voting Trust") in accordance with which all shares of Class A Common Stock of MediaNews held by Charles Scudder, Caroline Miller, Elizabeth A. Difani, Jean L. Scudder and Joseph J. Lodovic, IV, were transferred to the Scudder Family Voting Trust for MediaNews. Under the Scudder Family Voting Trust for MediaNews, Jean L. Scudder (the "Scudder Trustee") exercises all voting rights (subject to the consent of shareholders holding 50% of the common stock held by the Scudder Family voting Trust for MediaNews on such matters as election of directors, mergers, dissolution or reorganization of MediaNews, sale, exchange or pledge of all or substantially all of the assets of MediaNews and acquisition or divestiture by MediaNews of any newspaper venture) and substantially all other rights to which such shareholders would otherwise be entitled until January 31, 2010, subject to extension by written agreement of one or more beneficiaries of the Scudder Family Voting Trust Agreement for MediaNews and the Scudder Trustee.

SINGLETON FAMILY VOTING TRUST AGREEMENT FOR MEDIANEWS

     The Singleton Irrevocable Trust, the Singleton Family Revocable Trust and Joseph J. Lodovic, IV have entered into the Singleton Family Voting Trust Agreement for MediaNews (the "Singleton Family Voting Trust Agreement for MediaNews") in accordance with which all shares of Class A common stock of MediaNews held by the Singleton Irrevocable Trust and Joseph J. Lodovic, IV were transferred to the Singleton Family Voting Trust for MediaNews and the shares of Class A common stock of the Company held by the Singleton Revocable Trust will be transferred to the Singleton Family Voting Trust for MediaNews upon the death or incapacity of Mr. Singleton. Under the Singleton Family Voting Trust Agreement for MediaNews, the Singleton Trustee exercises all voting and substantially all other rights to which such shareholders would otherwise be entitled until January 31, 2010, subject to extension by written agreement of one or more beneficiaries of the Singleton Family Voting Trust Agreement for MediaNews.

MEDIANEWS SHAREHOLDERS' AGREEMENT

     The Singleton Revocable Trust, the Singleton Family Voting Trust for MediaNews, the Scudder Family Voting Trust for MediaNews, certain of the beneficiaries of such trusts, Joseph J. Lodovic, IV and MediaNews entered into a Shareholders' Agreement (the "MediaNews Shareholders' Agreement") which provides, among other things, that action by the Board of Directors with respect to such matters as the declaration of dividends, redemption of capital stock, certain capital expenditures, mergers or consolidation, incurring indebtedness requires the unanimous approval of all Directors then serving on the Board of Directors or approval by the holders of 75% of the shares of common stock entitled to vote on such matters.

     The MediaNews Shareholders' Agreement also provides that until the earlier of (i) the date on which none of our 8 3/4% Senior Subordinated Notes due October 1, 2009 or its 8 5/8% Senior Subordinated Notes due July 1, 2011 are outstanding, or (ii) when MediaNews Leverage Ratio is less than 3:1, no shareholder may sell, transfer, pledge or otherwise encumber their shares, nor their interest in their shares, of MediaNews common stock to any third party, except certain permitted transfers to family members and other shareholders, without the consent of all the shareholders of MediaNews or unless all shares of MediaNews common stock then outstanding are sold in a single transaction or a contemplated sale to a third party. If any shareholder desires to sell or transfer his shares to MediaNews or the other shareholders without an identified third party buyer, then such shareholder may offer to sell his shares to MediaNews at fair market value determined by appraisal, or if MediaNews declines to purchase such shares, such shareholder may offer to sell his shares to MediaNews at fair market value determined by appraisal, or if MediaNews declines to purchase such shares, such shareholder may offer to sell his shares to the remaining shareholders at fair market value.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES

     Prior to July 1, 1999, we had engaged an affiliate to operate and manage the business and affairs of our newspapers under the terms of a management agreement. However, as previously discussed, since July 1, 1999 these management services have been performed directly by MediaNews. The affiliate, which is owned entirely by Messrs. Singleton and Scudder, also managed other affiliated newspapers. Pursuant to the management agreement, the affiliate allocated its expenses as management fees to each company it manages based on the amount of time and resources devoted to that company. The weighted average of the salary allocations was then used to apportion general overhead of the affiliate, such as office rent and related operating expenses.

     MediaNews is party to a consulting agreement, renewable annually, with Mr. Scudder, which requires annual payments of $250,000.

     Prior to July 1, 1999, we reimbursed the affiliated management company for expenses incurred directly by them on our behalf, which are not included in the management fee. For fiscal 1999 and 1998, we paid approximately $3.2 million and $2.8 million, respectively, in management fees. Management fees charged by the affiliated have been included in selling, general and administrative expenses. We believe that the management fees paid are not greater than the costs we would expect to bear to obtain these services elsewhere or provide by ourselves.

     MediaNews entered into a management agreement with the California Newspapers Partnership, providing us with a management fee of 1.25% of revenues and thereby reducing the total corporate overhead of MediaNews.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

     1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditors is filed as a part of this Report (see page 33).

     2.  Financial Statement Schedules

         The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements and Schedules Covered by Report of Independent Auditors is filed as part of the Report (see page
         33).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

     3.  Exhibits

         The Exhibits listed in the accompanying index to exhibits are filed as a part of this annual report. (See page 33).

     (b) Reports on Form 8-K

         The Company filed a Form 8-K on July 14, 2000, regarding the sale of substantially all the assets of The Express Times, The Gloucester County Times, Today's Sunbeam, the Bridgeton News and our New Jersey weekly newspapers to Penn Jersey Advance, Inc., and the proposed purchase of all assets of The Connecticut Post, from Thomson Newspapers, Inc., on October 1, 2000, which included the unaudited financial statements and unaudited pro forma financial information for the year end June 30, 1999 and the nine month period end March 31, 2000.

                              MEDIANEWS GROUP, INC.
                         ITEMS 8, AND 14(a)(1) AND (2)

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                    COVERED BY REPORT OF INDEPENDENT AUDITORS

     The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:


                                                                                                                  PAGE
                                                                                                                  ----
Report of Independent Auditors..............................................................................       34
Consolidated Balance Sheets as of June 30, 2000 and 1999....................................................       35
Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2000, 1999 and 1998...............       37
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the
Fiscal Years Ended June 30, 2000, 1999 and 1998.............................................................       38
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2000, 1999 and 1998...............       39
Notes to Consolidated Financial Statements..................................................................       40

     The following financial statement schedule of the registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

Schedule II         Valuation and Qualifying Accounts.......................................................       55

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
MediaNews Group, Inc.


     We have audited the accompanying consolidated balance sheets of MediaNews Group, Inc. and subsidiaries (successor to Garden State Newspapers, Inc. and subsidiaries) as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaNews Group, Inc. and subsidiaries (successor to Garden State Newspapers, Inc. and subsidiaries) at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with accepted accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for its joint operating agreement to comply with the requirements of Emerging Issues Task Force Bulletin 00-1.



                               ERNST & YOUNG LLP

Denver, Colorado
September 15, 2000

                           CONSOLIDATED BALANCE SHEETS

                                                                                      MediaNews Group,    Garden State Newspapers,
                                                                                     Inc. & Subsidiaries    Inc. & Subsidiaries
                                                                                     -------------------- ------------------------
                                                                                        June 30, 2000           June 30, 1999
                                                                                     -------------------- ------------------------
                                                                                                   (In thousands)
                               ASSETS
CURRENT ASSETS
   Cash and cash equivalents ......................................................  $            144,632   $              4,745
   Trade accounts receivable, less allowance for doubtful accounts
     of $9,910 and $8,334 at June 30, 2000 and 1999, respectively .................               103,429                 72,695
   Receivable from affiliates .....................................................                    --                  2,202
   Other receivables ..............................................................                 5,115                  2,576
   Inventories of newsprint and supplies ..........................................                19,708                  9,951
   Prepaid expenses and other assets ..............................................                 6,245                  4,791
   Income taxes receivable ........................................................                    --                  3,016
                                                                                     --------------------   --------------------
     TOTAL CURRENT ASSETS .........................................................               279,129                 99,976

PROPERTY, PLANT AND EQUIPMENT
   Land ...........................................................................                28,300                 25,917
   Buildings and improvements .....................................................               124,451                 94,394
   Machinery and equipment ........................................................               369,032                256,069
                                                                                     --------------------   --------------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT ..........................................               521,783                376,380
   Less accumulated depreciation and amortization .................................               157,011                 83,930
                                                                                     --------------------   --------------------
     NET PROPERTY, PLANT AND EQUIPMENT ............................................               364,772                292,450

OTHER ASSETS
   Investment in JOA ..............................................................                10,499                 10,783
   Subscriber accounts, less accumulated amortization of $76,705 and $68,084 at
     June 30, 2000 and 1999, respectively .........................................               110,414                127,075
   Excess of cost over fair value of net assets acquired, less accumulated amortization of $34,917 and $26,319 at
     June 30, 2000 and 1999, respectively .........................................               317,575                286,022
   Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $27,486 and
     $23,704 at June 30, 2000 and 1999, respectively ..............................                10,292                 16,175
   Net pension assets .............................................................                32,787                  4,902
   Other ..........................................................................                13,424                  9,071
                                                                                     --------------------   --------------------
     TOTAL OTHER ASSETS ...........................................................               494,991                454,028
                                                                                     --------------------   --------------------

TOTAL ASSETS ......................................................................  $          1,138,892   $            846,454
                                                                                     ====================   ====================



                 See notes to consolidated financial statements.

                                                                                       MediaNews Group,    Garden State Newspapers,
                                                                                     Inc. & Subsidiaries      Inc. & Subsidiaries
                                                                                     -------------------   ------------------------
                                                                                        June 30, 2000            June 30, 1999
                                                                                     -------------------   ------------------------
                                                                                             (In thousands, except share data)
                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Trade accounts payable .......................................................... $            24,409   $                  8,417
   Accrued employee compensation ...................................................              23,355                     15,612
   Accrued interest ................................................................              17,594                     11,639
   Other accrued liabilities .......................................................              16,879                     20,186
   Unearned income .................................................................              25,632                     19,627
   Income taxes ....................................................................               3,232                         --
   Current portion of long-term debt and obligations under capital leases...........              18,611                      8,555
                                                                                     -------------------   ------------------------
 TOTAL CURRENT LIABILITIES .........................................................             129,712                     84,036

OBLIGATIONS UNDER CAPITAL LEASES ...................................................              16,538                      7,416

LONG-TERM DEBT .....................................................................             811,659                    750,581

OTHER LIABILITIES ..................................................................              17,633                      7,543

DEFERRED INCOME TAXES ..............................................................              27,345                     18,370

MINORITY INTEREST ..................................................................             135,066                    129,409

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $0.001 and $1.00 per share; at June 30, 2000 and
     1999, respectively; 3,000,000 and 1,000 shares authorized and 2,298,346 and
     1,000 shares issued and outstanding at June 30, 2000 and 1999,
     respectively ..................................................................                   2                          1
   Additional paid-in capital ......................................................               3,631                         --
   Deficit .........................................................................                (694)                  (150,902)
Common stock in treasury, at cost, 16,000 shares at June 30, 2000 ..................              (2,000)                        --
                                                                                     -------------------   ------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ...............................................                 939                   (150,901)
                                                                                     -------------------   ------------------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ............................... $         1,138,892   $                846,454
                                                                                     ===================   ========================



                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     MediaNews Group,     Garden State Newspapers,
                                                    Inc. & Subsidiaries     Inc. & Subsidiaries
                                                    Year Ended June 30,  Fiscal Years Ended June 30,
                                                    -------------------  ---------------------------
                                                           2000              1999           1998
                                                    -------------------  ------------   ------------
                                                                     (In thousands)
REVENUES
   Advertising ...................................  $           770,476  $    440,734   $    345,169
   Circulation ...................................              148,217       113,515         93,620
   Other .........................................               28,608        15,936         14,421
                                                    -------------------  ------------   ------------
     TOTAL REVENUES ..............................              947,301       570,185        453,210

COSTS AND EXPENSES
   Cost of sales .................................              320,095       182,544        150,202
   Selling, general and administrative ...........              441,832       253,506        197,872
   Depreciation and amortization .................               63,263        44,572         39,279
   Interest expense ..............................               75,758        56,765         45,629
   Other (net) ...................................                8,387        13,055         11,473
                                                    -------------------  ------------   ------------
     TOTAL COSTS AND EXPENSES ....................              909,335       550,442        444,455

EQUITY INCOME IN JOA .............................                3,481         2,582             --

GAIN ON SALE OF NEWSPAPER PROPERTIES .............              117,621            --         31,829

MINORITY INTEREST ................................               34,092        12,295          6,192
                                                    -------------------  ------------   ------------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY LOSS ........................              124,976        10,030         34,392
INCOME TAX BENEFIT (EXPENSE) .....................                5,407        (4,474)        (4,792)
                                                    -------------------  ------------   ------------

INCOME BEFORE EXTRAORDINARY LOSS .................              130,383         5,556         29,600

EXTRAORDINARY LOSS
   (net of taxes of $4,409 as of June 30, 1999) ..                   --        (6,378)            --
                                                    -------------------  ------------   ------------

NET INCOME (LOSS) ................................  $           130,383  $       (822)  $     29,600
                                                    ===================  ============   ============

NET INCOME (LOSS) PER COMMON SHARE:                                        Pro Forma      Pro Forma
                                                                         ------------   ------------
Net income (loss) before extraordinary loss ......  $             56.40  $       3.48   $      18.55
Extraordinary loss ...............................                   --         (3.99)            --
                                                    -------------------  ------------   ------------
Net income (loss) per common share ...............  $             56.40  $       (.51)  $      18.55
                                                    ===================  ============   ============
Weighted average number of
  shares outstanding basic and diluted ...........            2,311,679     1,596,022      1,596,022
                                                    ===================  ============   ============



                 See notes to consolidated financial statements

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                               TOTAL
                                    COMMON          ADDITIONAL                             TREASURY         SHAREHOLDERS'
                                     STOCK        PAID-IN CAPITAL        (DEFICIT)           STOCK         EQUITY (DEFICIT)
                                ----------------  ----------------   ----------------   ----------------   ----------------
                                                                      (In thousands)
BALANCE AT JUNE 30, 1997 .....  $              1  $         78,570   $        (74,624)  $             --   $          3,947
   Net Income ................                --                --             29,600                 --             29,600
                                ----------------  ----------------   ----------------   ----------------   ----------------
BALANCE AT JUNE 30, 1998 .....                 1            78,570            (45,024)                --             33,547
   Loss ......................                --                --               (822)                --               (822)
   Dividends to Parent .......                --           (78,570)          (105,056)                --           (183,626)
                                ----------------  ----------------   ----------------   ----------------   ----------------
BALANCE AT JUNE 30, 1999 .....                 1                --           (150,902)                --           (150,901)
   Garden State merger with
     MediaNews ...............                 1             3,631             19,825                 --             23,457
   Treasury Stock ............                --                --                 --             (2,000)            (2,000)
   Net Income ................                --                --            130,383                 --            130,383
                                ----------------  ----------------   ----------------   ----------------   ----------------
BALANCE AT JUNE 30, 2000 .....  $              2  $          3,631   $           (694)  $         (2,000)  $            939
                                ================  ================   ================   ================   ================



                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           MediaNews Group,      Garden State Newspapers,
                                                         Inc. & Subsidiaries       Inc. & Subsidiaries
                                                         Year Ended June 30,   Fiscal Years Ended June 30,
                                                         -------------------   ---------------------------
                                                                 2000              1999           1998
                                                         -------------------   ------------   ------------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................  $           130,383   $       (822)  $     29,600
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation .....................................               33,497         18,247         17,032
     Amortization .....................................               29,766         26,325         22,194
     Gain on sale of newspaper assets .................             (116,839)           (87)       (31,429)
     Provision for losses on accounts receivable ......               10,859          7,559          4,728
     Amortization of debt discount ....................                3,811          4,147          2,937
     Debt issue cost and repurchase premiums ..........                   --         18,620          7,287
     Minority interests ...............................               34,092         12,295          6,192
     Equity investment in JOA .........................               (3,481)        (2,582)            --
     Deferred income tax (benefit) expense ............              (12,299)         4,138         (1,520)
     Deferred pension assets ..........................               (2,802)          (606)            --
     Change in operating assets and liabilities:
       Accounts receivable ............................              (16,277)       (17,259)         1,071
       Inventories ....................................                 (203)          (170)         3,862
       Prepaid expenses and other assets ..............                1,100         (1,370)         1,989
       Accounts payable and accrued liabilities .......               (1,315)        (1,399)        (6,305)
       Unearned income ................................               (2,689)          (273)          (408)
       Change in other assets and liabilities, net ....                8,578         (4,872)         6,211
                                                         -------------------   ------------   ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES ..............               96,181         61,891         63,441

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from equity investment in JOA ........                3,900          2,000             --
   Sale of newspaper property and other assets ........              153,000          1,334         43,030
   Business acquisitions ..............................              (13,251)       (60,999)      (240,373)
   Purchase of machinery and equipment ................              (25,505)       (13,005)       (11,397)
                                                         -------------------   ------------   ------------
NET CASH FLOWS FROM INVESTING ACTIVITIES ..............              118,144        (70,670)      (208,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt .........................               60,838        469,793        490,988
   Reduction of long-term debt and other liabilities ..              (94,158)      (243,513)      (340,670)
   Dividends paid to parent ...........................                   --       (183,626)            --
   Distributions paid to minority interest ............              (39,118)       (13,702)        (5,398)
   Debt issuance cost and repurchase premiums .........                   --        (18,620)        (7,287)
   Repurchase of common stock .........................               (2,000)            --             --
                                                         -------------------   ------------   ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES ..............              (74,438)        10,332        137,633
                                                         -------------------   ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......              139,887          1,553         (7,666)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........                4,745          3,192         10,858
                                                         -------------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ..............  $           144,632   $      4,745   $      3,192
                                                         ===================   ============   ============



                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: REORGANIZATION AND BASIS OF PRESENTATION

     As a result of a corporate reorganization, as is more fully described below, MediaNews Group, Inc. (the "Company" or "MediaNews") formerly known as Affiliated Newspapers Investments, Inc., became the successor issuer to Garden State Newspapers, Inc., pursuant to Rule 15d-5, under the Securities Act of 1933.

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

     o On September 1, 1999, Garden State Newspapers, Inc. was merged into MediaNews, with MediaNews as the surviving corporation.

BASIS OF PRESENTATION

     As a result of the reorganization described above, the consolidated financial statements dated June 30, 2000, included the consolidated results of operations of MediaNews and its subsidiaries, which includes the Denver Post Corporation and the operations of the company formerly known as Garden State Newspapers, Inc. and subsidiaries ("Garden State"). The financial statement data for June 30, 1999 and the years ended June 30, 1999 and 1998, included in this 10-K, only includes Garden State. All significant intercompany accounts and transactions were eliminated upon consolidation.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION

     The June 30, 2000 consolidated financial statements include the accounts of MediaNews and its subsidiaries. All inter-company accounts have been eliminated.

RECLASSIFICATION

     Certain prior year balances have been reclassified in order to conform to current reporting classifications.

JOINT OPERATING AGENCIES

     York Newspapers, Inc. and Charleston Publishing Company, subsidiaries of the Company, participate in joint operating agencies in York, PA and Charleston, WV. A joint operating agency performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement ("JOA"). Editorial control continues to be separate and outside of a joint operating agency. The Company had previously included its pro-rata portion of the revenues and expenses generated by the operations of its JOA's on a line-by-line basis in its consolidated statements of operations, in addition to the editorial expenses related to its newspapers operated under the JOA. However, the Financial Accounting Standards Board issued EITF 00-1, (Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures) effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. EITF 00-1 also requires that all previously reported financial statements be reclassified to conform with the current year presentation. See Note 3 for additional discussion on the effect of no longer using pro-rata consolidation to account for the Company's JOA's.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INCOME TAXES

     The Company accounts for income taxes utilizing the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities.

ADVERTISING COSTS

     The Company expenses all advertising cost as incurred. Advertising costs included in the Consolidated Statement of Operations for the fiscal year ended June 30, 2000, were approximately $7.4 million.

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

REVENUE RECOGNITION

     Advertising revenue is recognized when advertisements are published or aired. Subscription revenue is recognized on a pro-rata basis over the term of the subscription.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

     Earnings per share for fiscal years 1999 and 1998, have been restated to give effect to the merger of Garden State into MediaNews as if the merger occurred effective July 1, 1997. The pro forma weighted average outstanding shares at June 30, 1999 and 1998 are based on the historical number of shares of tracking stock issued by MediaNews, which are attributable to Garden State and its subsidiaries.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued FAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. The standard, which must be adopted by July 1, 2000, will not have a material effect on the Company's financial position or its results of operations. Under the new standard, newsprint forward contracts will be recorded at fair value and changes in the value of the contracts will be initially reported as a separate component of comprehensive income and reclassified into earnings when the newsprint is consumed.

     The Emerging Issues Task Force reached a consensus on Issue 00-2 - Accounting for Web Site Development Costs at its March 2000 meeting. The consensus requires capitalization of certain costs incurred in the development of internet sites. The Company currently capitalizes the cost of computer hardware and software used in the operation of its internet sites; however, all other development costs, such as graphics and other design costs, have been expensed as incurred. The Company will adopt Issue 00-2 effective beginning of July 1, 2000. The effect on the Company's results of operations is expected to be immaterial.

NOTE 3: JOINT OPERATING AGREEMENTS

     Effective March 1990, York Newspapers, Inc. ("YNI") entered into a general partnership; York Newspaper Company (the "Agency"), with York Daily Record, Inc. ("YDR"). YNI, YDR and the Agency entered into a joint operating agreement ("JOA") under which the Agency is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. The Agency publishes The York Dispatch, a daily evening paper, The York Daily Record, a daily morning paper, and the York Sunday News. YNI has a 57.5% interest in the Agency and is the controlling partner. The operations of the Agency are consolidated with those of the Company, with a minority interest reflected for YDR's interest in the Agency. The operating results of the Agency does not include all of the editorial costs, associated with the publication of The York Daily Record.

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

     On August 22, 1998, Charleston Publishing Company, a wholly owned subsidiary of MediaNews, acquired a 50% interest in Charleston Newspapers, a joint venture, which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening) six days a week and the Sunday Gazette-Mail, under the terms of a JOA. The acquisition included rights to the masthead of the Charleston Daily Mail; thus, the Company is responsible for the editorial content of the Charleston Daily Mail. The Company's 50% interest in the joint venture and the intangible assets acquired have been recorded at their estimated fair market value as of the date of acquisition. The excess of cost over fair market value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 and 8 years, respectively. The amortization of these intangible assets is not included in the results of operations of the Charleston Newspapers JOA as they are owned separately by MediaNews. The Company accounts for its investment in Charleston Newspapers using the equity method of accounting.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's equity investment in Charleston Newspapers totaled approximately $10.5 million and $10.8 million at June 30, 2000 and 1999, respectively. Charleston Newspapers and/or the Agency made cash distributions to the Company in the amount of $14.5 million, $10.9 million and $7.3 million in fiscal years 2000, 1999 and 1998, respectively.

     The Company is not currently responsible for any liabilities of the Agency or Charleston Newspapers, contingent or otherwise. Management believes that the Agency and Charleston Newspapers are well capitalized and do not anticipate the Agency or Charleston Newspapers requiring any capital contributions in the near future.

NOTE 4: INVESTMENT IN PARTNERSHIPS

     On March 31, 1999, through our wholly owned subsidiary, West Coast MediaNews LLC, we formed the California Newspaper Partnership with Donrey Newspapers LLC ("Donrey") and The Sun Company of San Bernardino California ("Gannett"). We contributed ANG Newspapers, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers, which includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka, California; and all the weekly publications published by these daily newspapers in exchange for a 58.8% partnership interest. Donrey contributed ten daily newspapers and two non-daily newspapers, located in California, most of which are located in close proximity to our California newspaper publications, in exchange for a 28.5% partnership interest. Gannett contributed the San Bernardino County Sun in exchange for a 12.7% partnership interest. Effective October 1, 2000, Gannett agreed to contribute the Marin County Independent Journal (see additional discussion in Recent Events).

     The Company contributed debt of $6.6 million to the California Newspapers Partnership. However, in accordance with the partnership agreement, the Company remains liable for the debt. All principal and interest payments associated with this debt are charged to the MediaNews capital account at the California Newspapers Partnership as a distribution. Approximately $3.3 million of principal and interest payments were made in fiscal year 2000 by the partnership on behalf of the Company.

     The California Newspapers Partnership is governed by a management committee. The management committee consists of seven members. MediaNews is entitled to appoint four of the members on the management committee, Donrey is entitled to appoint two, and Gannett is entitled to appoint one. Decisions of the management committee are by majority vote, except that unanimous votes are required for certain extraordinary actions, including asset transfers or sales, asset acquisitions, incurrence of debt and certain material changes in the partnership business.

     The California Newspapers Partnership contains transfer of interests restrictions. None of the partners are able to transfer their interests before January 1, 2004 and, after that date, transfers may be made only subject to the "right of first offer" of the remaining partners to effect the purchase of the transferring partner's interest. In addition, where no partner exercises its right of first offer, any sale of a partner's interest must include the right for the remaining partners to "tag-along" and sell its interest to the third-party buyer at the same price. After January 1, 2005, MediaNews has the right to require the other partners to sell their interests to any third party to which MediaNews sells its interest.

     Donrey and Gannett each have the separate right to "put" their interest in the partnership to the other two partners at fair market value. Donrey and Gannett can exercise these put rights anytime after January 1, 2005 and 2003, respectively. Upon notification of the put and obtaining a valuation of the partnership interest, the remaining partners have two years to complete the purchase.

     The minority interest liability reflects the fair market value of the net assets contributed to the California Newspapers Partnership by Donrey and Gannett, plus minority interest earnings, net of distributions. The California Newspaper Partnership made cash distributions to the Company in the amount of $41.3 and $10.3 million in fiscal year 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

     Fiscal 2000

     Effective October 1, 1999 and January 1, 2000, the California Newspapers Partnership, purchased a shopper in Ukiah, California and a weekly newspaper in Milpitas, California, respectively. The purchase price of approximately $2.7 million, included cash and future payments under covenants not to compete.

     Effective October 31, 1999, the Company acquired substantially all of the assets used in the publication of the Deming Headlight, a morning newspaper published in Deming, New Mexico, for approximately $2.0 million cash. The newspaper has daily paid circulation of approximately 3,850.

     Effective March 1, 2000, the Company acquired substantially all the assets used in the publication of six weekly newspapers and three monthly publications, distributed in and around Ayer, Massachusetts. The purchase price of approximately $4.2 million, included cash, a note payable and future payments under covenants not to compete.

     Effective May 26, 2000, the Company acquired the stock of Northern Television, Inc. (KTVA, a CBS affiliate), a broadcasting company in Anchorage, Alaska, for approximately $7.0 million in cash, including assumed debt. Subsequent to the acquisition Northern Television was renamed the Alaska Broadcasting Company. In addition, the Company exchanged a note payable assumed in the transaction for 5% of Alaska Broadcasting Company's common stock.

     These acquisitions have been accounted for as purchases; accordingly, the consolidated financial statements include the operations of the acquired operations from the date of each acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value. The estimated fair market value of assets acquired reflects management's current best estimate; however, are subject to change in the final allocation of purchase price. The excess of cost over fair market value of net assets acquired, intangible assets related to subscriber lists and FCC licenses are being amortized on a straight line basis over 40 years, 15 years, and the remaining life of the FCC licenses, respectively.

     Fiscal 1999

     On August 22, 1998, the Company acquired a 50% interest in Charleston Newspapers for approximately $47.0 million. Charleston Newspapers is a joint venture, which publishes the Charleston Gazette, (morning) and Charleston Daily Mail (evening), six days a week and the Sunday Gazette-Mail, under the terms of a Joint Operating Agreement (JOA). (See Note 3)

     Effective October 1, 1998, the Company acquired substantially all of the assets used in the publication of the Daily Times, a morning newspaper published in Farmington, New Mexico, for cash and discounted notes with the prior owners.

     On March 31, 1999, one of the Company's subsidiaries, West Coast MediaNews LLC, formed the California Newspaper Partnership with Donrey Newspapers LLC ("Donrey") and the Sun Company of San Bernardino, California ("Gannett"). See
Note 4.

     Fiscal 1998

     On May 11, 1998, the Company acquired substantially all the assets used in the publication of the Tri-City Weekly, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash plus a covenant not to compete with the prior owners with a discounted value of approximately $0.5 million.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DISPOSITIONS

     Fiscal 2000

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

     Effective June 30, 2000, the Company sold substantially all of the assets used in the publication of The Express Times, in Easton, Pennsylvania; the Gloucester County Times, in Woodbury, New Jersey; Today's Sunbeam, in Salem, New Jersey; the Bridgeton News, in Bridgeton, New Jersey and the North Jersey weekly newspapers (the "Disposition Transaction") for $145.0 million in cash, plus an adjustment for working capita of approximately $4.8 million. The Company recognized a pre-tax gain on the sale of approximately $114.3, net of selling expenses.

     Fiscal 1998

     On December 5, 1997, the Company sold substantially all the assets used in the publication of the North Jersey Herald & News and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses.

NOTE 6: LONG-TERM DEBT

LONG-TERM DEBT

     MediaNews assumed all debt, which was previously issued by Garden State, when the two companies were merged in September 1999.

     Long-term debt consisted of the following at each year end:

                                                              MediaNews Group,     Garden State Newspapers
                                                            Inc. & Subsidiaries      Inc. & Subsidiaries
                                                            -------------------    -----------------------
                                                               June 30, 2000             June 30, 1999
                                                            -------------------    -----------------------
                                                                             (In thousands)
   Bank Credit Facility............................    (I)  $           231,950    $               164,450
   Various Notes, payable through December, 2002...   (II)               31,121                     32,650
   8.75% Senior Subordinated Notes, due 2009.......  (III)              300,204                    300,269
   8.625% Senior Subordinated Notes, due 2011......   (IV)              199,171                    199,106
   9.00% Subordinated Promissory Note..............    (V)               58,258                     53,999
   York Newspaper Company's debt...................   (VI)                7,901                      8,615
                                                            -------------------    -----------------------
                                                                        828,605                    759,089
   Less current portion of long-term debt..........                      16,946                      8,508
                                                            -------------------    -----------------------
                                                            $           811,659    $               750,581
                                                            ===================    =======================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     I. On June 30, 1999, the Company entered into a seven year, amended and restated Bank Credit Facility ("Bank Credit Facility"), which provides for borrowings up to $350.0 million, including $15.0 million that can be used for standby letters of credit. Borrowings under the Bank Credit Facility bear interest at rates based upon, at the Company's option, Eurodollar or prime rates plus a spread based on MediaNews' leverage ratio. Borrowing margins for prime and Eurodollar borrowings vary from 0.875% to 0.125% and 2.125% to 1.00%, respectively. Interest on prime borrowings is payable quarterly in arrears. Interest on Eurodollar borrowings is due at the end of each interest rate contract or quarterly, if the interest rate contract exceeds three months. In addition to interest, the Company pays an annual commitment fee of 0.5% to 0.25% on the unused portion of the commitment based on the Company's leverage ratio. In conjunction with the Bank Credit Facility, the Company paid $3.0 million of fees and expenses, of which Garden State charged $2.2 million of debt issuance cost to other expense in fiscal year 1999. The remaining debt issuance costs were charged to the Denver Post in conjunction with its borrowings under the Bank Credit Facility as discussed below. The Bank Credit Facility requires a mandatory $75.0 million reduction in the credit commitment on September 30, 2003 and quarterly reductions of $25.0 million beginning December 31, 2003, with a final reduction on June 30, 2006. The Bank Credit Facility is secured by a pledge of capital stock of the Company's subsidiaries.

               As of June 30, 1999, Garden State had borrowed approximately $164.5 million under the Bank Credit Facility and MediaNews borrowed approximately $100.4 million under a special provision of the Bank Credit Facility, which provided MediaNews with a loan to purchase an additional 20% interest in the Denver Post and refinance their debt. As a result of refinancing the Denver Post debt, the Denver Post entered into a note payable with MediaNews. The borrowings under this loan are secured by stock of the Denver Post. As of June 30, 2000 the Denver Post had $64.0 million outstanding under its note with MediaNews. The Bank Credit Facility contains a number of covenants that, among other things, restrict our ability and our subsidiaries' ability to dispose of assets, incur additional indebtedness, pay dividends or make capital contributions, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations. In addition, the Bank Credit Facility requires compliance with certain cash flow ratios, senior debt to operating cash flow, operating cash flow to pro forma debt service and operating cash flow to fixed charges.

     II. In connection with various acquisitions, the Company's subsidiaries have issued notes payable to prior owners and assumed certain debt obligations. The notes payable and other debt obligations bear interest at rates ranging from 0% to 6%. The notes bearing interest at below market rates were discounted at rates ranging from 9% to 12.0%. The majority of these notes and other debt obligations are unsecured obligations of the Company.

     III. In October 1997 and February 1998, Garden State issued in the aggregate $300.0 million of Senior Subordinated Notes due 2009. These notes bear interest at 8.75% payable semi-annually, in arrears, on April 1 and October 1. The 8.75% Senior Subordinated Notes were issued at a slight premium, resulting in net proceeds to the Company of approximately $300.0 million, excluding related debt issuance cost. Interest accruing on the 8.75% Senior Subordinated Notes is payable semi-annually in arrears on October 1 and April 1. No principal payments are required until October 1, 2009, at which time the outstanding principal amount is due and payable. The 8.75% Senior Subordinated Notes are subordinated and junior in right of payment to obligations under the current Bank Credit Facility. The 8.75% Senior Subordinated Notes are general unsecured obligations of the Company ranking pari passu in right of payment with the 8.625% Senior Subordinated Notes and all other future senior subordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company, which is made expressly junior thereto.

     IV. In the third quarter of fiscal year 1999, Garden State issued $200.0 million of 8.625% Senior Subordinated Notes due 2011. Interest accruing on the 8.625% Senior Subordinated Notes is payable semi-annually, in arrears on January 1 and July 1. The indebtedness evidenced by the 8.625% Senior Subordinated Notes are subordinated and junior in right of payment to obligations

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               under the current Bank Credit Facility. No principal payments are required until July 1, 2011, at which time all outstanding principal and interest is due and payable. The 8.625% Senior Subordinated Notes are general unsecured obligations of the Company ranking pari passu in right of payment with the existing 8.75% Senior Subordinated Notes.

     V. The Company entered into a subordinated note purchase agreement pursuant to which it issued a $47.6 million, 9.0% Subordinated Promissory Note (the "Promissory Note") due January 31, 2010. Interest accruing on the Promissory Note is payable quarterly, provided that on each interest payment date occurring on or prior to December 31, 2002, we may elect to defer payment of any or all accrued and unpaid interest. However, in calendar years 2000, 2001 and 2002, we must pay the lesser of $3.0 million or all accrued and unpaid interest due in such year. The Promissory Note is subordinated and junior in right of payment to the Bank Credit Facility and senior subordinated debt. No scheduled principal payments are required until January 31, 2010, at which time the outstanding principal amount is due and payable.

     VI. York Newspaper Company has a revolving credit note and a term bank loan totaling $6.2 million at June 30, 2000, which are due and payable on October 11, 2000. York Newspaper Company also has a $1.7 million promissory note, which requires monthly payments through October 2025. The obligations are secured by the assets of York Newspaper Company and are non-recourse to MediaNews.

     Maturities of long-term debt as of June 30, 2000, for the five fiscal years ending June 30, 2005 and thereafter, are shown below.

                                                                              June 30,
                                                                          --------------
                                                                          (In thousands)
              2001................................................         $     16,946
              2002................................................                8,637
              2003................................................               10,192
              2004................................................               39,085
              2005................................................              107,018
              Thereafter..........................................              646,727
                                                                           ------------
                                                                           $    828,605
                                                                           ============

     Interest paid during the fiscal years ended June 30, 2000, 1999 and 1998 was approximately $66.0 million, $53.6 million and $37.6 million, respectively. Approximately $0.3 million of interest was capitalized during the fiscal year ended June 30, 2000.

     Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company and its subsidiaries totaling approximately $1.0 million as of June 30, 2000. In addition, the Company issued approximately $1.4 million of additional letters of credit in support of its obligations under non-compete agreements entered into in connection with the August 31, 1995, acquisition.

     The fair market value of the 8.625% Senior Subordinated Notes and the 8.75% Senior Subordinated Notes at June 30, 2000 was approximately $176.0 million and $267.0 million, respectively. The carrying value of the Company's long-term debt, which has interest rates tied to prime or LIBOR, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate its fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price net of remaining original issue discounts, if applicable.

DEBT REFINANCING

     In fiscal year 1999, Garden State repurchased its 12% Senior Subordinated Secured Notes ("12% Notes") due 2004. The Company paid approximately $8.9 million in repurchase premiums and consent payments associated with the early extinguishments of this debt, which has been recorded as an extraordinary loss, net of income tax benefits.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On June 17, 1999, the Company repurchased notes payable to certain shareholders of MediaNews for $5.1 million. These notes had been discounted at 13.5% and were scheduled to mature on June 30, 2006. The early redemption of these notes resulted in an extraordinary loss of approximately $1.9 million.

     On March 16, 1999, Garden State issued $200.0 million of 8.625% Senior Subordinated Notes due 2011. Proceeds from the sale of these notes, along with borrowing under the Bank Credit Facility, were used to repay existing bank debt, repurchase notes payable to MediaNews shareholders and pay a dividend to MediaNews. The dividend was paid to MediaNews in order to fund MediaNews' repurchase of its Senior Discount Debentures. In conjunction with the issuance of the 8.625% Senior Subordinated Notes, the Company paid approximately $5.6 million of debt issuance cost, which were charged to expense in fiscal year 1999. These costs have been included in other expense in the accompanying Consolidated Statement of Operations.

     On October 1, 1997 and February 12, 1998, Garden State issued $250.0 million and $50.0 million, respectively, of 8.75% Senior Subordinated Notes due 2009. In conjunction with the issuance of the 8.75% Senior Subordinated Notes, the Company paid approximately $7.3 million of fees and expenses. The Company charged the $7.3 million of debt issuance cost to fiscal year 1998 expense.

NOTE 7: LEASES

     The California Newspapers Partnership and the Denver Post lease assets under capital leases. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets as follows:

                                            MediaNews Group,    Garden State Newspapers,
                                          Inc. & Subsidiaries      Inc. & Subsidiaries
                                          -------------------   ------------------------
                                             June 30, 2000            June 30, 1999
                                          -------------------   ------------------------
                                                         (In thousands)
    Building ...........................  $             6,934   $                  6,934
    Machinery and equipment ............               17,481                         --
    Accumulated amortization ...........               (8,851)                    (2,273)
                                          -------------------   ------------------------
    Assets under capital leases, net ...  $            15,564   $                  4,661
                                          ===================   ========================

     The Company and its subsidiaries also leases certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $8.3 million, $2.6 million and $2.3 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows:

                                                              Capital       Operating
    Fiscal Years Ending                                       Leases          Leases
    -------------------                                     -----------    ------------
                                                                   (In thousands)
    2001..................................................  $     3,276    $      6,586
    2002..................................................        2,936           5,673
    2003..................................................        2,666           4,975
    2004..................................................        2,694           4,540
    2005..................................................        2,334           1,803
    Thereafter............................................       18,472           5,491
                                                            -----------    ------------
    Total minimum lease payments..........................       32,378    $     29,068
                                                                           ============
    Less amount representing interest.....................       14,253
                                                            -----------
    Present value of net future lease payments............  $    18,125
                                                            ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: EMPLOYEE BENEFIT PLANS

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

     The Denver Post also sponsors two noncontributory defined benefit pension plans which cover substantially all their employees other than certain union employees covered by multi-employer pension plans under collective bargaining agreements. The plan covering salaried and management employees provides benefits based on employees' years of service and compensation during the years immediately preceding retirement. The plan covering certain union employees provides benefits of stated amounts based on length of service. The Denver Post also sponsors post-retirement health care and life insurance plans that provide certain union employees and their spouses with varying amounts of subsidized medical coverage upon retirement and, in some instances, continued life insurance benefits until age 65, if the employee retires prior to age 65.

     The Company's funding policy for all plans is to make the minimum annual contributions required by the Employee Retirement Income Security Act of 1974.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of net periodic pension and other defined benefit plans for the Company as of June 30 each year are as follows:

                                                                              Pension Plans                       Other Benefits
                                                            -----------------------------------------------    -------------------
                                                              MediaNews Group,     Garden State Newspapers,      MediaNews Group,
                                                            Inc. & Subsidiaries       Inc. & Subsidiaries      Inc. & Subsidiaries
                                                            -------------------    ------------------------    -------------------
                                                                    2000                     1999                      2000
                                                            -------------------    ------------------------    -------------------
CHANGE IN BENEFIT OBLIGATION
  Benefit Obligation at Beginning of Year ................  $            86,067    $                 45,027    $             3,261
  Service Cost ...........................................                2,113                         190                     45
  Interest Cost ..........................................                6,237                       3,054                    236
  Amendments .............................................                  791                          --                     --
  Actuarial (loss) gain ..................................               (5,756)                     (1,399)                  (211)
  Benefits Paid ..........................................               (5,253)                     (2,749)                  (219)
                                                            -------------------    ------------------------    -------------------
  Benefit Obligation at End of Year ......................  $            84,199    $                 44,123    $             3,112
                                                            ===================    ========================    ===================

CHANGE IN PLAN ASSETS
  Fair Value of Plan Assets at Beginning of
  Year ...................................................  $           122,560    $                 48,464    $                --
  Actual Return on Plan Assets ...........................               15,300                       3,471                     --
  Company Contributions ..................................                   --                          --                    219
  Benefits Paid ..........................................               (5,253)                     (2,749)                  (219)
                                                            -------------------    ------------------------    -------------------
  Fair value of Plan Assets at End of Year................  $           132,607    $                 49,186    $                --
                                                            ===================    ========================    ===================

  Funded Status ..........................................  $            48,408    $                  5,063    $            (3,112)
  Unrecognized Net Actuarial (gain)/loss .................              (19,285)                       (161)                (1,542)
  Unrecognized Prior Service Cost ........................                3,664                          --                    (13)
                                                            -------------------    ------------------------    -------------------
  Prepaid (Accrual) Benefit Cost .........................  $            32,787    $                  4,902    $            (4,667)
                                                            ===================    ========================    ===================

ASSUMPTIONS AS OF JUNE 30
  Discount Rate ..........................................                  8.0%                       7.50%                   8.0%
  Expected Return on Plan Assets .........................          8.0% - 10.0%                 8.0% - 8.5%                    --
  Rate of Compensation Increase ..........................                  5.0%                        4.0%                    --

COMPONENTS OF NET PERIODIC BENEFIT COST
  Service Cost ...........................................  $             2,113    $                    189    $                45
  Interest Cost ..........................................                6,237                       3,054                    235
  Expected Return on Plan Assets .........................              (11,139)                     (3,849)                    --
  Amortization of Deferral ...............................                  (13)                         --                   (170)
                                                            -------------------    ------------------------    -------------------
  Net Periodic (Benefit) Cost ............................  $            (2,802)   $                   (606)   $               110
                                                            ===================    ========================    ===================


     Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                                            1-Percentage      1-Percentage
                                                           Point Increase    Point Decrease
                                                           --------------    --------------
Effect on total of service & interest cost components....  $       28,000    $     (28,000)
Effect on postretirement benefit obligation..............  $      280,000    $    (280,000)


     The July 1, 2000 assumed health care trend rate was 5.0%. The Company's policy is to fund the cost of providing postretirement health care and life insurance benefits when they are entitled to be received.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER RETIREMENT PLANS

     The Company and several of its newspaper properties participate in retirement/savings plans and, in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. The majority of the Company's full-time employees are covered by one of these plans. Total expense for these plans for the companies presented in each fiscal years ended June 30, 2000, 1999 and 1998, was approximately $4.5 million, $1.9 million, and $2.2 million, respectively.

     One of the Company's subsidiaries has also accrued $1.0 million for early retirement incentives, which consist of supplemental retirement benefits for certain employees who retire between the age of sixty-two and sixty-five. The supplemental retirement benefits consist of cash payments to supplement the retiree's pension.

NOTE 9: INCOME TAXES

     The income tax provision (benefit) for each of the three years ended June 30, 2000, 1999 and 1998, consists of the following:

                             MediaNews Group,      Garden State Newspapers,
                           Inc. & Subsidiaries       Inc. & Subsidiaries
                           -------------------   ---------------------------
                                   2000              1999           1998
                           -------------------   ------------   ------------
                                             (In thousands)
      Current:
        State ...........  $             5,820   $       (437)  $      2,592
        Federal .........                1,072         (3,633)         3,720
      Deferred:
        State ...........               (4,912)           984          1,062
        Federal .........               (7,387)         7,560         (2,582)
                           -------------------   ------------   ------------
      Net provision .....  $            (5,407)  $      4,474   $      4,792
                           ===================   ============   ============

     A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement earnings before income taxes for the three years ended June 30, 2000, 1999 and 1998 is as follows:

                                                           MediaNews Group,       Garden State Newspapers,
                                                         Inc. & Subsidiaries        Inc. & Subsidiaries
                                                         -------------------    ---------------------------
                                                                2000                1999           1998
                                                         -------------------    ------------   ------------
                                                                           (In thousands)
      Statutory Federal income tax rate ...............                   35%             35%            35%
       Effect of:
          State income tax net of federal benefit .....                    1               4              7
          Utilization of net operating losses .........                  (25)              1            (22)
          Book/tax basis difference associated with
            acquisitions and non-deductible
            acquisition costs .........................                   (1)              2              1
          1031 Exchange ...............................                  (14)             --             (6)
          Other, net ..................................                   --               3             (1)
                                                         -------------------    ------------   ------------
      Financial statement effective tax rate ..........                   (4)%            45%            14%
                                                         ===================    ============   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Components of the long-term deferred tax assets and liabilities as of June 30, 2000 and 1999 are as follows:

                                                    MediaNews Group,    Garden State Newspapers,
                                                  Inc. & Subsidiaries     Inc. & Subsidiaries
                                                         2000                     1999
                                                  -------------------   ------------------------
                                                                   (In thousands)
     Deferred tax assets:
     Net operating losses and other credits ....  $            33,204   $                 19,340
     Deferred employee compensation ............                4,137                      2,971
     Notes payable .............................                5,418                      5,903
     Other .....................................                2,253                      6,666
                                                  -------------------   ------------------------
                                                               45,012                     34,880

     Valuation allowance .......................               (8,000)                    (9,200)
                                                  -------------------   ------------------------
     Deferred tax assets .......................               37,012                     25,680

     Deferred tax liabilities:
     Fixed assets ..............................               30,442                     14,018
     Intangibles ...............................               18,357                     20,148
     Partnership interests .....................                5,286                      8,934
     Pension assets ............................               10,254                        350
     Other .....................................                   18                        600
                                                  -------------------   ------------------------
     Deferred tax liabilities ..................               64,357                     44,050
                                                  -------------------   ------------------------

     Net deferred tax liabilities ..............  $            27,345   $                 18,370
                                                  ===================   ========================

     In fiscal year 2000, the Company generated Federal taxable income that was offset by operating loss carryforwards. However, since the Federal tax laws do not allow the Company to completely offset taxable income with loss carryforwards, the Company did incur alternative minimum tax, which can be carried forward as a credit to future taxes payable.

     The increase in the net deferred tax liability is primarily the result of consolidating the operations of the Denver Post Corporation in fiscal year 2000. MediaNews recognized a current year tax benefit primarily as a result of reduction in the deferred tax valuation allowances for the former Garden State and MediaNews. The deferred tax valuation allowance was reduced as a result of utilizing NOL's to offset the gain on the Disposition Transaction and the anticipated taxable gain on the $60.0 million payment to be made by E. W. Scripps in conjunction with the formation of the Denver JOA. The NOL's being utilized in these transactions were previously subject to valuation allowances because of the uncertainty of their use before expiration.

     At June 30, 2000, the Company has approximately $87 million of net operating loss carryforwards for tax reporting purposes available to offset its future taxable income, which expire in 2005 through 2019 and $3 million of alternative minimum tax credit carryforwards.

     The Company made state and federal income tax payments of approximately $1.0 million, $0.1 million and $9.0 million during fiscal years 2000, 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: RELATED PARTY TRANSACTIONS

     Prior to fiscal year 2000, an unconsolidated affiliate provided management services to the Company and its subsidiaries. Management fees charged by the affiliate for fiscal years June 30, 1999 and 1998 were $3.2 million and $2.8 million, respectively. Management fees have been included in selling, general and administrative expense. Effective July 1, 1999, MediaNews began providing these services directly.

NOTE 11: COMMITMENTS AND CONTINGENCIES

     MediaNews has entered into newsprint swap hedge agreements covering 75,000 metric tons of newsprint, which expire over the next seven to eight years. MediaNews uses the agreements to reduce the Company's exposure to the uncertainty of future newsprint price fluctuations. Settlements are made on a monthly or quarterly basis, and vary based on the difference between the fixed contract price and the price as published in the Paper Trader (also known as the RISI index). The weighted average fixed price of newsprint under the agreements is $592 per metric ton. MediaNews accounts for amounts received or paid under these agreements as an adjustment to newsprint expense. MediaNews also participates in fixed price contracts, which expire over the next six months to eight years. Under these contracts, the Company currently purchases 116,000 metric tons of newsprint at a weighted average price of approximately $541 per metric ton.

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

     In fiscal year 1998, in exchange for $2.4 million, the Company granted a option to a third party to purchase substantially all the assets used in the publication of a certain newspaper beginning in 2003 and expiring in 2010 at the newspaper's fair market value. The holder of the option can also require the Company to repurchase the option anytime beginning in 2003 through 2010, based on a fixed formula. As of June 30, 2000, the estimated cost of repurchasing the option is approximately $26.0 million. The estimated cost of repurchasing this option is being accreted over the life of the option agreement. If the option holder has not exercised the option by the twelfth anniversary of the option grant, the Company must repurchase the option based on the same fixed formula.

     One of the Company's employees has the right, under certain circumstances, to put their shares of common stock to the Company, if the shares have not been registered on a national or international securities exchange. The Company has the right to call this employee's shares of common stock in the Company if the employee is terminated under certain circumstances. The price of the put and the call is based on the fair market value of the stock, excluding any adjustment for minority interest.

NOTE 12: TREASURY STOCK

     On April 7, 2000, the Company repurchased 16,000 shares of its common stock at $125.0 per share, for a total purchase price of $2.0 million. The repurchased shares represent less than 1.0% of the Company's outstanding shares and are held in treasury.

NOTE 13: RECENT EVENTS

     On May 11, 2000, MediaNews and E.W. Scripps Company ("Scripps"), owner of the Denver Rocky Mountain News, agreed to form the Denver Newspaper Agency L.L.C. (the "Agency"), which will be owned 50% by MediaNews and 50% by Scripps. The Agency, to be operated under a joint operating agreement, will be responsible for all business functions for the Denver Rocky Mountain News and The Denver Post, including advertising and circulation sales, production and distribution. News and editorial functions at The Denver Post and the Denver Rocky Mountain News will remain completely separate from the Agency. The formation of the Agency requires the approval of the United States Department of Justice. On September 8, 2000, the Department of Justice, Antitrust Division issued a report to the Attorney General recommending approval of the agreement without a hearing.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Upon formation of the Agency, MediaNews and Scripps will each contribute substantially all of their operating assets used in the publication of The Denver Post and the Denver Rocky Mountain News. Scripps will also pay MediaNews a one time cash payment of $60.0 million to reach its 50% share in the Agency. The Agency will be governed by a four person board, with MediaNews and Scripps each appointing two members.

     The Company agreed to acquire substantially all the assets used in the publication of the Connecticut Post, a morning newspaper published in Bridgeport, Connecticut. The assets will be purchased for approximately $200.0 million in cash, net of working capital. The newspaper has daily and Sunday circulation of approximately 79,000 and 90,000, respectively. Closing is expected to occur on October 1, 2000. Proceeds from the Disposition Transaction on June 30, 2000 and borrowings under the Company's Bank Credit Facility will be used to fund the acquisition. Reinvesting the proceeds from the Disposition Transaction allows the Company to defer, for federal income tax purposes, a portion of the gain from the Disposition Transaction.

     The California Newspapers Partnership and Gannett have agreed to Gannett's contribution of the Independent Journal, published in Marin, California, to the California Newspapers Partnership. The contribution is expected to be made as of October 1, 2000. As a result of the contribution, MediaNews, Donrey and Gannett's interest in the partnership will be 54.23%, 26.28% and 19.49%, respectively, effective with the contribution. Until such contribution, MediaNews will continue to hold a 58.5% interest in the partnership. The Independent Journal will be operated in conjunction with the ANG Newspaper Group.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                 (in thousands)


                                              Balance at    Additions                                      Balance at
                                             Beginning of  Charged to      Net          Acquisitions         End of
                                                Period     Expense Net  Deductions   (Dispositions), Net     Period
                                             ------------  -----------  ----------   -------------------   ----------
MEDIANEWS GROUP, INC. AND SUBSIDIARIES
YEAR ENDED JUNE 30, 2000
  Reserves and allowances
   deducted from asset accounts:

Allowance for doubtful
   Accounts ...............................  $      8,334  $    10,859  $   11,531   $         2,248       $    9,910


GARDEN STATE NEWSPAPERS, INC.
YEAR ENDED JUNE 30, 1999
  Reserves and allowances
   deducted from asset accounts:

Allowance for doubtful
   Accounts ...............................  $      6,370  $     8,149  $    6,842   $           657       $    8,334


GARDEN STATE NEWSPAPERS, INC.
YEAR ENDED JUNE 30, 1998
  Reserves and allowances
   deducted from asset accounts:

Allowance for doubtful
   Accounts ...............................  $      4,350  $     4,728  $    3,735   $         1,027       $    6,370



                 See notes to consolidated financial statements.

     EXHIBIT
     NUMBER      DESCRIPTION

     4.1*        -Form of Indenture dated as of March 16, 1999 (the "Indenture")
                  between Garden State Newspapers, Inc., as Issuer, and The Bank of New York, as Trustee

     4.2*        -Form of Garden State Newspapers, Inc.'s 8-5/8% Senior
                  Subordinated Notes due 2011, Series A (contained in the Indenture filed as Exhibit 4.1)

     4.3*        -Form of Garden State Newspapers, Inc.'s 8-5/8% Senior
                  Subordinated Notes due 2011, Series B, the "Exchange Note" (contained in the Indenture filed as Exhibit 4.1)

     5.0*        -Opinion of Verner, Liipfert, Bernhard, McPherson & Hand

     10.1*       -$350.0 million amended and restated credit agreement dated as of June 30, 1999 among Garden State Newspapers, Inc., the Banks listed therein, the Guarantors listed therein and the various agents listed therein and Which is herein referred to as the new credit agreement

     10.2*       -Employment agreement dated March 15, 2000 between MediaNews
                  Services and Joseph J. Lodovic, IV

     10.3*       -Employment Agreement dated March 15, 2000, between MediaNews
                  Services and William Dean Singleton

     10.4*       -Joint Operating Agreement dated January 13, 1989, among York
                  Daily Record, Inc., York Newspapers, Inc., and The York Newspapers Company

     10.5*       -Consulting Agreement dated November 16, 1993, between J. Allan
                  Meath and Garden State Newspapers, Inc.

     10.6*       -Asset Purchase Agreement dated July 31, 1995, by and among EPC
                  Holding, Inc., The Eagle Publishing Company, Reformer Publishing Corporation, Middletown Press Publishing Corporation, and Eagle Street Realty Trust, as Sellers, and New England Newspapers, Inc., Brattleboro Publishing Company, Connecticut Newspapers, Inc. and Pittsfield Publications, Inc., as Purchasers

     10.7*       -Asset Purchase Agreement dated July 31, 1995, by and among
                  Banner Publishing Corporation and Eagle Street Realty Trust, as Sellers, and New England Newspapers, Inc. and North Eastern Publishing Company, as Purchasers

     10.8*       -Asset Purchase Agreement by and among Lowell Sun Publishing
                  Company and Lowell Sun Realty Company (Sellers), Garden State Newspapers, Inc. (Purchaser), and John H. Costello, Jr., Alexander S. Costello, Thomas F. Costello, Charlotte E. LaPierre and Dana Biadi (Guarantors), relating to the Acquisition of The Sun and The Sunday Sun dated July 31, 1997

     10.9*       -Asset Purchase and Sale Agreement by and between Tower Media,
                  Inc., as Seller; Jack Kent Cooke Incorporated, as Guarantor; and Garden State Newspapers, Inc., as Purchaser, dated as of December 1, 1997

     10.10*      -Indenture dated as of October 1, 1997, between Garden State
                  Newspapers, Inc. and The Bank of New York, as Trustee, for the issuance of up to $300,000,000 of Series A & B 8-3/4% Senior Subordinated Notes due 2009

     10.11*      -Subordinated Note Purchase Agreement between Garden State
                  Newspapers, Inc. and Greenco, Inc. dated as of January 30,
                  1998

     10.12*      -Note Purchase Agreement dated February 6, 1998, by and among
                  Garden State Newspapers, Inc. and the Initial Purchasers of $50,000,000 of 8-3/4 Notes due 2009

     10.13*      -Purchase Agreement dated March 10, 1999, by and among Garden
                  State Newspapers, Inc. and the Initial Purchasers of $200,000,000 of 8-5/8% Notes due 2011

     10.14*      -Partnership Agreement of California Newspapers Partnership, a
                  Delaware General Partnership, by and among West Coast MediaNews LLC, Donrey Newspapers LLC, the Sun Company of San Bernardino, California and MediaWest-SBC, Inc. dated March 31, 1999

     10.15*      -Contribution Agreement dated March 3, 1999 by and among Garden
                  State Newspapers, Inc., Alameda Newspapers, Inc., V&P Publishing, Inc., Internet Media Publishing, Inc., DR Partners, MediaWest-SBC, Inc. and The Sun Company of San Bernardino, California

     10.16*      -Third Amended and Restated Shareholders' Agreement dated as of
                  June 30, 1999 among the shareholders of Denver Newspapers,
                  Inc.

     10.17*      -Tax Agreement dated as of June 30, 1999 among the Shareholders of Denver Newspapers, Inc. (now known as The Denver Post Corporation)

     10.18*      -Asset Purchase Agreement dated June 30, 2000 between Penn
                  Jersey Advance, Inc. and MediaNews Group, Inc. and its wholly owned subsidiaries, Long Beach Publishing Company, Easton Publishing Company, South Jersey Newspapers Company and Internet Media Publishing, Inc.

     10.19*      -Asset Purchase Agreement dated as of July 10, 2000 among
                  Thomson Newspapers, Inc., Thomson Newspapers Licensing Corporation, TN Customer Holding LLC and MediaNews Group, Inc.

     12.1*       -Computation of Ratio Earnings to Fixed Charges

     21.1        -Subsidiaries of Registrant

     27          -Financial Data Schedule

                 *Previously Filed

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            MEDIANEWS GROUP, INC.


Date: September 26, 2000               By: /s/ Joseph J. Lodovic, IV
                                          ----------------------------
                                          Joseph J. Lodovic, IV
                                          Executive Vice President and
                                          Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:


                 SIGNATURE                                         TITLE                                DATE
---------------------------------------------    -------------------------------------------    ---------------------


         /s/ William Dean Singleton              Vice Chairman, President, Chief Executive
---------------------------------------------  Officer and Director (Chief Executive Officer)    September 26, 2000
          (William Dean Singleton)


         /s/ Joseph J. Lodovic, IV                   Executive Vice President and Chief
---------------------------------------------    Financial Officer (Chief Financial Officer)     September 26, 2000
          (Joseph J. Lodovic, IV)


           /s/ Richard B. Scudder                                 Director                       September 26, 2000
---------------------------------------------
            (Richard B. Scudder)


              /s/ Jean Scudder                                    Director                       September 26, 2000
---------------------------------------------
               (Jean Scudder)


             /S/ Ronald A. Mayo                    Vice President Finance and Controller
---------------------------------------------          (Principal Accounting Officer)            September 26, 2000
              (Ronald A. Mayo)

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER      DESCRIPTION
     --------    -----------
     4.1*        -Form of Indenture dated as of March 16, 1999 (the "Indenture")
                  between Garden State Newspapers, Inc., as Issuer, and The Bank
                  of New York, as Trustee

     4.2*        -Form of Garden State Newspapers, Inc.'s 8-5/8% Senior
                  Subordinated Notes due 2011, Series A (contained in the
                  Indenture filed as Exhibit 4.1)

     4.3*        -Form of Garden State Newspapers, Inc.'s 8-5/8% Senior
                  Subordinated Notes due 2011, Series B, the "Exchange Note"
                  (contained in the Indenture filed as Exhibit 4.1)

     5.0*        -Opinion of Verner, Liipfert, Bernhard, McPherson & Hand

     10.1*       -$350.0 million amended and restated credit agreement dated as of June 30, 1999 among Garden State Newspapers, Inc., the
                  Banks listed therein, the Guarantors listed therein and the various agents listed therein and Which is herein referred to as the new credit agreement

     10.2*       -Employment agreement dated March 15, 2000 between MediaNews
                  Services and Joseph J. Lodovic, IV

     10.3*       -Employment Agreement dated March 15, 2000, between MediaNews
                  Services and William Dean Singleton

     10.4*       -Joint Operating Agreement dated January 13, 1989, among York
                  Daily Record, Inc., York Newspapers, Inc., and The York
                  Newspapers Company

     10.5*       -Consulting Agreement dated November 16, 1993, between J. Allan
                  Meath and Garden State Newspapers, Inc.

     10.6*       -Asset Purchase Agreement dated July 31, 1995, by and among EPC
                  Holding, Inc., The Eagle Publishing Company, Reformer
                  Publishing Corporation, Middletown Press Publishing
                  Corporation, and Eagle Street Realty Trust, as Sellers, and
                  New England Newspapers, Inc., Brattleboro Publishing Company,
                  Connecticut Newspapers, Inc. and Pittsfield Publications,
                  Inc., as Purchasers

     10.7*       -Asset Purchase Agreement dated July 31, 1995, by and among
                  Banner Publishing Corporation and Eagle Street Realty Trust,
                  as Sellers, and New England Newspapers, Inc. and North Eastern
                  Publishing Company, as Purchasers

     10.8*       -Asset Purchase Agreement by and among Lowell Sun Publishing
                  Company and Lowell Sun Realty Company (Sellers), Garden State
                  Newspapers, Inc. (Purchaser), and John H. Costello, Jr.,
                  Alexander S. Costello, Thomas F. Costello, Charlotte E.
                  LaPierre and Dana Biadi (Guarantors), relating to the
                  Acquisition of The Sun and The Sunday Sun dated July 31, 1997

     10.9*       -Asset Purchase and Sale Agreement by and between Tower Media,
                  Inc., as Seller; Jack Kent Cooke Incorporated, as Guarantor;
                  and Garden State Newspapers, Inc., as Purchaser, dated as of
                  December 1, 1997

     10.10*      -Indenture dated as of October 1, 1997, between Garden State
                  Newspapers, Inc. and The Bank of New York, as Trustee, for the
                  issuance of up to $300,000,000 of Series A & B 8-3/4% Senior
                  Subordinated Notes due 2009

     10.11*      -Subordinated Note Purchase Agreement between Garden State
                  Newspapers, Inc. and Greenco, Inc. dated as of January 30,
                  1998

     10.12*      -Note Purchase Agreement dated February 6, 1998, by and among
                  Garden State Newspapers, Inc. and the Initial Purchasers of
                  $50,000,000 of 8-3/4 Notes due 2009

     10.13*      -Purchase Agreement dated March 10, 1999, by and among Garden
                  State Newspapers, Inc. and the Initial Purchasers of
                  $200,000,000 of 8-5/8% Notes due 2011

     10.14*      -Partnership Agreement of California Newspapers Partnership, a
                  Delaware General Partnership, by and among West Coast
                  MediaNews LLC, Donrey Newspapers LLC, the Sun Company of San
                  Bernardino, California and MediaWest-SBC, Inc. dated March 31,
                  1999

     10.15*      -Contribution Agreement dated March 3, 1999 by and among Garden
                  State Newspapers, Inc., Alameda Newspapers, Inc., V&P
                  Publishing, Inc., Internet Media Publishing, Inc., DR
                  Partners, MediaWest-SBC, Inc. and The Sun Company of San
                  Bernardino, California

     10.16*      -Third Amended and Restated Shareholders' Agreement dated as of
                  June 30, 1999 among the shareholders of Denver Newspapers,
                  Inc.

     10.17*      -Tax Agreement dated as of June 30, 1999 among the Shareholders of Denver Newspapers, Inc. (now known as The Denver Post
                  Corporation)

     10.18*      -Asset Purchase Agreement dated June 30, 2000 between Penn
                  Jersey Advance, Inc. and MediaNews Group, Inc. and its wholly owned subsidiaries, Long Beach Publishing Company, Easton
                  Publishing Company, South Jersey Newspapers Company and
                  Internet Media Publishing, Inc.

     10.19*      -Asset Purchase Agreement dated as of July 10, 2000 among
                  Thomson Newspapers, Inc., Thomson Newspapers Licensing
                  Corporation, TN Customer Holding LLC and MediaNews Group, Inc.

     12.1*       -Computation of Ratio Earnings to Fixed Charges

     21.1        -Subsidiaries of Registrant

     27          -Financial Data Schedule

                 *Previously Filed