Form 10-Q
period 2000-09-30
GARDEN STATE NEWSPAPERS INC
filed 2000-11-14
CIK 918944

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

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

===============================================================================

                         INDEX TO MEDIANEWS GROUP, INC.
          REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000


    Item No.                                                                                                Page
    --------                                                                                                ----
                         PART 1 - FINANCIAL INFORMATION
        1          Financial Statements                                                                      3

        2          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                 3



                          PART II - OTHER INFORMATION

        1          Legal Proceedings                                                                         3

        2          Changes in Securities                                                                     3

        3          Defaults Upon Senior Securities                                                           3

        4          Submission of Matters to a Vote of Security Holders                                       3

        5          Other Information                                                                         4

        6          Exhibits and Reports on Form 8-K                                                          4

                                     PART I

ITEM 1: FINANCIAL STATEMENTS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 5 of this Form 10-Q.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 5 of this Form 10-Q.



                                    PART II

ITEM 1: LEGAL PRECEEDINGS

The Company is involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

ITEM 2: CHANGES IN SECURITIES

There were no changes in the rights of security holders during the quarter for which this report is filed.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

27 - Financial Data Schedule.

Reports on Form 8-K

On July 14, 2000, the Company filed an 8K regarding the pending purchase of the Connecticut Post and the sale of the Express Times, the Gloucester County Times, Today's Sunbeam, the Bridgeton News and the Company's North Jersey weekly group. The 8K also included pro forma financial statements giving effect to these acquisition and disposition transactions.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MEDIANEWS GROUP, INC.


Dated: November 13, 2000          By: /s/ Joseph J. Lodovic, IV
       -----------------              -----------------------------------------
                                      Joseph J. Lodovic, IV
                                      Executive Vice President,
                                      Chief Financial Officer and
                                      Duly Authorized Officer of Registrant

                              MEDIANEWS GROUP, INC
                         Index to Financial Information

                                                                          Page
                                                                          ----
ITEM 1: FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets................................  6
     Unaudited Condensed Consolidated Statements of Operations............  8
     Unaudited Condensed Consolidated Statements of Cash Flows............  9
     Notes to Unaudited Condensed Consolidated Financial Statements....... 10


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS............................... 13


                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)       Restated
                                                                          September 30,      June 30,
                              ASSETS                                          2000             2000
                                                                           ----------       ----------
                                                                                 (In thousands)
CURRENT ASSETS
Cash and cash equivalents .............................................    $  145,791       $  144,632
Accounts receivable, less allowance for doubtful accounts
   of $10,260 and $9,910 at September 30, 2000
   and June 30, 2000, respectively ....................................       117,735          108,544
Inventories of newsprint and supplies .................................        20,722           19,708
Prepaid expenses and other assets .....................................         5,711            6,245
                                                                           ----------       ----------
   TOTAL CURRENT ASSETS ...............................................       289,959          279,129

PROPERTY, PLANT AND EQUIPMENT
Land ..................................................................        28,300           28,300
Buildings and improvements ............................................       123,222          124,451
Machinery and equipment ...............................................       375,739          369,032
                                                                           ----------       ----------
   TOTAL PROPERTY, PLANT AND EQUIPMENT ................................       527,261          521,783
Less accumulated depreciation and amortization ........................       165,209          157,011
                                                                           ----------       ----------
   NET PROPERTY, PLANT AND EQUIPMENT ..................................       362,052          364,772

OTHER ASSETS
Investment in newspaper partnerships ..................................        10,750           10,499
Subscriber accounts, less accumulated amortization of
   $81,116 and $76,705 at September 30, 2000 and June 30, 2000,
   respectively .......................................................       106,003          110,414
Excess of cost over fair value of net assets acquired, less
   accumulated amortization of $36,412 and $34,917 at
   September 30, 2000 and June 30, 2000, respectively .................       316,080          317,575
Covenants not to compete and other indentifiable intangible
   assets, less accumulated amortization of $28,827 and $27,486 at
   September 30, 2000 and June 30, 2000, respectively .................         9,101           10,292
Other .................................................................        46,900           46,211
                                                                           ----------       ----------
   TOTAL OTHER ASSETS .................................................       488,834          494,991

   TOTAL ASSETS .......................................................    $1,140,845       $1,138,892
                                                                           ==========       ==========

       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             (UNAUDITED)          RESTATED
                                                                            SEPTEMBER 30,         JUNE 30,
          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                        2000                2000
                                                                            ------------        -----------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
CURRENT LIABILITIES
Trade accounts payable....................................................   $    23,604        $    22,409
Accrued liabilities.......................................................        59,770             63,060
Unearned income...........................................................        24,487             25,632
Current portion of long-term debt and obligations under capital leases....        17,012             18,611
                                                                             -----------        -----------
   TOTAL CURRENT LIABILITIES..............................................       124,873            129,712

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES.......................       841,037            828,197

OTHER LIABILITIES.........................................................        18,840             18,288

DEFERRED INCOME TAXES.....................................................        24,819             27,345

MINORITY INTEREST.........................................................       135,713            135,066

SHAREHOLDERS' DEFICIT
Common stock, par value $0.001 per share; at September 30, 2000 and
   June 30, 2000, respectively; 3,000,000 shares authorized and
   2,298,346 shares issued and outstanding at September 30, 2000 and
   June 30, 2000, respectively............................................             2                  2
Additional paid in capital................................................         3,631              3,631
Accumulated other comprehensive loss......................................          (834)              (655)
Deficit...................................................................        (5,236)              (694)
Common stock in treasury, at cost, 16,000 shares..........................        (2,000)            (2,000)
                                                                             -----------        -----------
   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)...................................        (4,437)               284
                                                                             -----------        -----------


   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)...................   $ 1,140,845        $ 1,138,892
                                                                             ===========        ===========

       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  RESTATED
                                                                  2000              1999
                                                              -----------        -----------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
REVENUES
   Advertising...........................................     $   179,931        $   184,243
   Circulation...........................................          34,180             37,835
   Other.................................................           8,288              5,942
                                                              -----------        -----------
      TOTAL REVENUES.....................................         222,399            228,020

COSTS AND EXPENSES
   Cost of sales.........................................          82,742             81,817
   Selling, general and administrative...................         103,144            102,097
   Depreciation and amortization.........................          15,444             15,507
   Interest expense......................................          18,518             18,815
   Other (net)...........................................           1,385                581
                                                              -----------        -----------
      TOTAL COSTS AND EXPENSES...........................         221,233            218,817

EQUITY INCOME IN JOA.....................................             441                810

GAIN ON SALE OF NEWSPAPER PROPERTIES.....................              --              3,323

MINORITY INTEREST........................................           7,349              9,508
                                                              -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES........................          (5,742)             3,828

INCOME TAX BENEFIT (EXPENSE).............................           1,200               (330)
                                                              -----------        -----------
NET INCOME (LOSS)........................................     $    (4,542)       $     3,498
                                                              ===========        ===========
NET INCOME (LOSS) PER COMMON SHARE:

   Net income (loss) per common share....................     $     (1.98)       $      1.51
                                                              ===========        ===========
   Weighted average number of shares outstanding.........       2,298,346          2,314,346
                                                              ===========        ===========


       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                                              RESTATED
                                                                              2000             1999
                                                                           ---------        ---------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .....................................................  $  (4,542)       $   3,498
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization .......................................     15,444           15,507
    Provision for losses on accounts receivable .........................      2,364            2,968
    Amortization of debt discount .......................................        855            1,031
    Net gain on sale of newspaper assets ................................         (2)          (3,298)
    Equity income in JOA ................................................       (441)            (810)
    Change in defined benefit plan assets ...............................       (602)            (585)
    Deferred income tax benefit .........................................     (2,900)            (253)
    Minority interest ...................................................      7,349            9,508
    Change in operating assets and liabilities ..........................    (14,917)          (8,801)
                                                                           ---------        ---------
       NET CASH FLOWS FROM OPERATING ACTIVITIES .........................      2,608           18,765

CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions from equity investment in JOA .........................        300              775
    Sale of newspaper properties ........................................         --            8,000
    Cash acquired in acquisition ........................................         --              856
    Purchase of machinery and equipment (net) ...........................     (5,458)          (4,442)
                                                                           ---------        ---------
       NET CASH FLOWS FROM INVESTING ACTIVITIES .........................     (5,158)           5,189

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt ..........................................     18,993           10,365
    Reduction of long-term debt and other liabilities ...................     (8,584)         (12,905)
    Distributions paid to minority interest .............................     (6,700)          (4,591)
                                                                           ---------        ---------
       NET CASH FLOWS FROM FINANCING ACTIVITIES .........................      3,709           (7,131)

CHANGE IN CASH AND CASH EQUIVALENTS .....................................      1,159           16,823

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................    144,632            4,745
                                                                           =========        =========
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................  $ 145,791        $  21,568
                                                                           =========        =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid .......................................................  $  16,871        $  10,106
                                                                           =========        =========
    Income taxes paid ...................................................  $   2,929        $      41
                                                                           =========        =========

       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Quarterly Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in MediaNews Group, Inc.'s ("MediaNews") Annual Report on Form 10-K for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

Joint Operating Agencies

     York Newspaper, Inc. and Charleston Publishing Company, subsidiaries of the Company, participate in joint operating agencies in York, PA and Charleston, WV, respectively. A joint operating agency performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement ("JOA"). Editorial control of the newspapers continues to be separate and outside of a joint operating agency. The Company had previously included in its consolidated financial statements, its pro-rata share of the revenues and expenses generated by the operations of its JOA's on a line-by-line basis, in addition to the editorial expenses related to its newspapers operated under the JOA. However, the Financial Accounting Standards Board issued EITF 00-1, (Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures) effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and constructive industries. EITF 00-1 also requires that all previously reported financial statements be reclassified to conform with the current presentation. York Newspapers, Inc. has a controlling interest in the York JOA and, accordingly, the September 30, 1999 financial statements have been restated to consolidate the results of the York JOA with those of the Company. The September 30, 1999 financial statements have also been restated to reflect the Company's investment in the Charleston JOA under the equity method of accounting. See Note 3 of the June 30, 2000 Notes to Consolidated Financial Statements for additional discussion.

Change in Accounting Principle

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards SFAS No. 130, (Reporting Comprehensive Income). SFAS No. 130 requires the disclosure of comprehensive income, which includes, in addition to net income, other comprehensive income consisting of unrealized gains and losses, which are not previously included in the traditional income statement. While the Company adopted SFAS No. 130 on July 1, 1998, it did not have any items of comprehensive income until it adopted SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) on July 1, 2000. Under SFAS No. 133, the Company's newsprint forward contracts are recorded at fair value and changes in the value of the contract net of income taxes is reported in comprehensive income. For purposes of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes. Newsprint consumed under these contracts is reflected in retained earnings in the period of use. The Company has restated the prior period financial statements, presented herein, to conform with the current presentation. A reconciliation of net income (loss) to comprehensive income
(loss) is as follows:


                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------
                                                        2000           1999
                                                      -------        -------
Net income (loss), as reported ....................   $(4,542)       $ 3,498
Other comprehensive income (loss), net of taxes ...      (179)           893
                                                      -------        -------
   Total comprehensive income (loss) ..............   $(4,721)       $ 4,391
                                                      =======        =======

Reclassification

     Certain balances for the quarter ended September 30, 1999 have been restated to conform with current classification.

Income Taxes

     The effective income tax rate varies from the federal statutory rate primarily because of the non-deductibility of certain expenses and the utilization of net operating losses that were previously subject to valuation allowances.

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

NOTE 2: LONG TERM DEBT

     The following table sets forth the approximate expected scheduled maturities of long-term debt of the Company for the fiscal years indicated, excluding capital leases and the impact of the acquisitions and dispositions described in Note 3, Recent Events, (in thousands):

               2001............     $    9,201
               2002............          8,597
               2003............          7,698
               2004............         54,178
               2005............        107,075
               Thereafter......        645,631
                                      --------
                                    $  832,380

     The acquisition and disposition transactions described in Note 4 increased the Company's long-term debt by a net of $24.7 million subsequent to September 30, 2000.

NOTE 3: RECENT EVENTS

Business Acquisition

     Effective October 1, 2000, the Company acquired substantially all of the assets used in the publication of the Connecticut Post, a morning newspaper published in Bridgeport, Connecticut, for approximately $200.0 million in cash, net of working capital. The newspaper has daily and Sunday paid circulation of approximately 79,000 and 90,000, respectively. Proceeds of approximately $145.0 million from the sale of newspapers on June 30, 2000 and borrowing under the Company's bank credit facility were used to fund the acquisition.

     Effective October 1, 2000, the Company acquired substantially all of the assets used in the publication of Breckenridge American, a bi-weekly newspaper and radio stations, KLXK and KROO, located in Breckenridge, Texas for approximately $1.0 million in cash.

     Effective October 1, 2000, Gannett contributed the Independent Journal, published in Marin, California, to the California Newspapers Partnership. Effective with the contribution, MediaNews, Donrey and Gannett's interest in the California Newspapers Partnership were adjusted to 54.23%, 26.28% and 19.49%, respectively. Prior to the contribution, MediaNews held a 58.5% interest in the partnership. The Independent Journal will be operated in conjunction with the ANG Newspaper Group.

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3: RECENT EVENTS (CONTINUED)

     These acquisitions will be accounted for as purchases; accordingly, the Consolidated Financial Statements will include the operations of the acquisitions from the date of acquisition.

Disposition

     Effective October 31, 2000, the Company sold substantially all the assets used in the publication of the Daily Nonpareil, in Council Bluffs, Iowa and the related daily and weekly newspapers located in the Southwestern Iowa cluster, in exchange for $32.0 million in cash and substantially all the assets of the Current-Argus, a daily newspaper located in Carlsbad, New Mexico, plus adjustments for working capital. The Current-Argus has daily and Sunday circulation of approximately 8,400 and 8,700, respectively. The sale resulted in an estimated pre tax gain of approximately $24.7 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OPERATING RESULTS

Set forth below is certain summary historical financial data for quarter ended September 30, 2000 and 1999, including the percentage change between quarters.





                       SUMMARY HISTORICAL FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)


                                              MEDIANEWS GROUP, INC. & SUBSIDIARIES
                                         --------------------------------------------
                                                THREE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------
                                            2000             1999       2000 VS. 1999
                                         ---------        ---------     -------------
Total Revenues .......................   $ 222,399        $ 228,020          (2.5)%
Cost of Sales ........................      82,742           81,817           1.1
Selling, General and Administrative...     103,144          102,097           1.0
Depreciation and Amortization ........      15,444           15,507          (0.4)
Interest Expense .....................      18,518           18,815          (1.6)
Other ................................       1,385              581         138.4
                                         ---------        ---------       -------
   Total Costs and Expenses ..........     221,233          218,817           1.1
Equity income in JOA .................         441              810         (45.6)
Net Income (Loss) ....................   $  (4,542)       $   3,498        (229.8)%
                                         =========        =========       =======

SUMMARY SUPPLEMENTAL PRO FORMA FINANCIAL DATA

         The following summary supplemental pro forma financial data presents the results of operations of our investments in the York Newspapers Company and the Charleston Newspapers, both operated under JOA's, using pro-rata consolidation for all periods presented. Prior to the Financial Accounting Standards Board issuing EITF 00-1, we presented the results of our JOA interests using pro-rata consolidation. See Note 1 of the Unaudited Condensed Consolidated Financial Statements for additional discussion.

  THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11 OF
                                REGULATION S-X






                                             MEDIANEWS GROUP, INC. & SUBSIDIARIES
                                         ------------------------------------------
                                               THREE MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------------
                                            2000             1999     2000 VS. 1999
                                         ---------        ---------   -------------
                                                   (DOLLARS IN THOUSANDS)
Total Revenues .......................   $ 222,508        $ 228,368       (2.6)%
Cost of Sales ........................      83,529           82,525        1.2
Selling, General and Administrative...     103,573          102,388        1.2
Depreciation and Amortization ........      15,622           15,568        0.3
Interest Expense .....................      18,449           18,750       (1.6)
Other ................................       1,471              885       66.2
                                         ---------        ---------       ----
   Total Costs and Expenses ..........     222,644          220,116        1.1
Net Income (Loss) ....................   $  (4,542)       $   3,498     (229.8)%
                                         =========        =========       ====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Three Months Ended September 30, 2000 and 1999

Revenues

     Revenues decreased $5.6 million or 2.5% in the first quarter of fiscal year 2001 as compared to the same quarter of fiscal year 2000. The decrease in revenue was primarily attributable to the June 30, 2000, sale of the Express-Times, the Gloucester County Times, Today's Sunbeam, The Bridgeton News and the North Jersey Weekly Newspaper Group. Excluding newspaper dispositions, the Company's remaining newspaper operations ("existing newspapers") posted a $7.1 million or 3.3% increase in operating revenues for the first quarter of fiscal year 2001. National and classified revenues at the existing newspapers increased by 8.0% and 7.5%, respectively. However, these increases were offset in part by a 1.5% decrease in retail advertising. The Company's Southern California newspapers experienced the majority of the retail advertising decrease, which was largely due to decreases in spending by the entertainment industry in promoting films. The Company's internet revenue increased $1.0 million, while circulation revenue declined $1.3 million. Circulation revenue decreased as a result of the Company selling a larger number of discount subscriptions in order to grow circulation volumes.

Cost of Sales

     Cost of sales increased $0.9 million or 1.1% in the first quarter of fiscal year 2001 compared to the same quarter of fiscal year 2000. Excluding the aforementioned dispositions the cost of sales increased 5.9%. The majority of this increase in cost of sales was caused by newsprint price increases. Excluding newspaper dispositions, newsprint consumption for the quarter ended September 30, 2000 and 1999 was flat, while the average cost per ton of newsprint consumed during these same periods increased approximately 9%.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses increased $1.1 million or 1.0% in the first quarter of fiscal year 2001 as compared to the same quarter of fiscal year 2000. Excluding the aforementioned dispositions, SG&A expense increased 7.4% in the first quarter of fiscal year 2001. The increase in SG&A is primarily associated with increased circulation delivery and order solicitation expenses at the Denver Post. Daily and Sunday circulation at the Denver Post for the quarter ended September 30, 2000, compared to the same period for the prior year, increased 9.9% and 12.2%, respectively.

Other Expense

     Other expense increased approximately $0.8 million in the first quarter of fiscal year 2001 as compared to the same quarter of fiscal year 2000. The majority of the increase is due to increases in the Company's equity losses in its investment in AdOne and one time spending associated with the Denver Newspaper Agency ("DNA") planning. DNA expenses primarily related to transition team payroll and consulting expenses related to integration planning.

EBITDA

     EBITDA adjusted for minority interest decreased $7.4 million or 21.9%. The majority of the decrease was due to the aforementioned dispositions, increases in operating expenses at The Denver Post in conjunction with the pending JOA transaction and increased newsprint prices. The negative impacted of the dispositions discussed above is expected to reverse in the second quarter of fiscal year 2001 as annual EBITDA of the Connecticut Post (acquired October 1,
2000) is expected to substantially exceed the EBITDA of the aforementioned dispositions. Excluding the Denver Post, the Company's remaining newspapers EBITDA was flat with the same quarter of the prior year. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, the Company believes that EBITDA is an indicator and measurement of its leverage capacity and debt service ability.

Net Income

     MediaNews Group recorded a loss of approximately $4.5 million in the first quarter of fiscal year 2001 compared to an adjusted net income of $1.5 million in the first quarter of fiscal year 2000 after excluding the Company's share of the gain on sale of a CNP newspaper property of approximately $2.0 million. The decrease in adjusted net income is primarily attributable to a $8.0 million decrease in operating profit resulting from the aforementioned dispositions and strategic spending at the Denver

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Three Months Ended September 30, 2000 and 1999 (continued)

Post. These declines were partially offset by a $1.5 million reduction in income tax expense. Also contributing to the decrease in net income was the negative arbitrage on the approximately $145.0 million of cash from the aforementioned disposition transaction, which was held in trust in the first quarter of fiscal year 2001, awaiting reinvestment in the Connecticut Post to complete the tax deferred exchange of newspapers.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash flows from operating activities were approximately $2.6 million and $18.8 million for the three months ended September 30, 2000 and 1999, respectively. The $16.2 million decrease in cash flow from operating activities was primarily the result of the $7.4 million decrease in EBITDA, adjusted for minority interests, for the three months ended September 30, 2000, compared to the same period of the prior year, combined with a $6.1 million change in operating assets and liabilities due to timing differences.

     Net cash flows from investing activities were ($5.2) million and $5.2 million for the three months ended September 30, 2000 and 1999, respectively. The $10.4 million decrease was primarily the result of a $8.0 million decrease in proceeds from the sale of newspapers combined with increased spending of $1.0 million on purchases of machinery and equipment. In fiscal year 2001 the majority of the increase in capital spending is in conjunction with the pending JOA in Denver.

     Net cash flows from financing activities were $3.7 million and ($7.1) million for the three months ended September 30, 2000 and 1999, respectively. The change of approximately $10.8 million was primarily attributable to the Company paying down a net $10.4 million of long-term debt in the first three months of fiscal 2001, compared to borrowing of $2.5 million in fiscal 2000. The $1.2 million increase in distributions to minority interest also contributed to the change.

Liquidity

     Based upon current and expected future operating results, management believes that the Company will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. As of the date of this report, MediaNews has approximately $65.0 million available for future borrowings under its bank credit agreement, net of approximately $2.5 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise.

NEAR TERM OUTLOOK

Newsprint Prices

     Effective September 1, 2000, North American newsprint suppliers increased the price of 30 pound newsprint by $50 per metric ton. Currently, North American 30 pound newsprint is averaging $610 per metric ton for large newsprint buyers. To minimize the influence of newsprint price fluctuations, MediaNews has entered into fixed price newsprint contracts and newsprint Swap agreements. The weighted average price for newsprint under both the fixed price newsprint contracts and the newsprint swap, for fiscal 2001, is $563 per metric ton. Approximately 49% of our fiscal year 2001 consumption is expected to be purchased under these contracts.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION
------               -----------
  27                 Financial Data Schedule