Form 10-Q
period 2000-12-31
GARDEN STATE NEWSPAPERS INC
filed 2001-02-14
CIK 918944

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                For the quarterly period ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

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
           REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANAYLISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated. Potential risks and uncertainties that could adversely affect the Company's ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising (b) an economic downturn in some or all of the Company's principal newspaper markets that may lead to decreased circulation or decreased local or national advertising (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors (d) an increase in newsprint costs over the level anticipated (e) labor disputes which may cause revenue declines or increased labor costs (f) acquisitions of new businesses or dispositions of existing businesses (g) increases in interest or financing costs and (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet.

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

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
27 - Financial Data Schedule.

Reports on Form 8-K

No reports on Form 8K were filed during the quarter ended December 31, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MEDIANEWS GROUP, INC.


Dated: February 13, 2001      By: /s/Ronald A. Mayo
       -----------------          -----------------
                                  Ronald A. Mayo
                                  Vice President and Chief Financial Officer and
                                  Duly Authorized Officer of Registrant

                              MEDIANEWS GROUP, INC
                         Index to Financial Information

                                                                            Page
                                                                            ----

ITEM 1: FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets................................   6
     Unaudited Condensed Consolidated Statements of Operations............   8
     Unaudited Condensed Consolidated Statements of Cash Flows............   9
     Notes to Unaudited Condensed Consolidated Financial Statements.......  10


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................  13

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           (Unaudited)     (Restated)
                                                                           December 31,     June 30,
                                                                               2000           2000
                                                                           ------------   ------------
                                                                                 (In thousands)
                                             ASSETS

CURRENT ASSETS
Cash and cash equivalents ..............................................   $      7,217   $    144,632
Accounts receivable, less allowance for doubtful accounts
     of $12,880 and $9,910 at December 31, 2000
     and June 30, 2000, respectively ...................................        132,296        108,544
Inventories of newsprint and supplies ..................................         22,167         19,708
Prepaid expenses and other assets ......................................          6,014          6,245
                                                                           ------------   ------------
     TOTAL CURRENT ASSETS ..............................................        167,694        279,129

PROPERTY, PLANT AND EQUIPMENT
Land ...................................................................         28,319         28,300
Buildings and improvements .............................................        126,424        124,451
Machinery and equipment ................................................        384,189        369,032
                                                                           ------------   ------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT ...............................        538,932        521,783
Less accumulated depreciation and amortization .........................        170,256        157,011
                                                                           ------------   ------------
     NET PROPERTY, PLANT AND EQUIPMENT .................................        368,676        364,772

OTHER ASSETS
Investment in newspaper partnerships ...................................         11,541         10,499
Subscriber accounts, less accumulated amortization of
     $84,094 and $76,705 at December 31, 2000 and June 30, 2000,
     respectively ......................................................        111,471        110,414
Excess of cost over fair value of net assets acquired, less
     accumulated amortization of $40,278 and $34,917 at
     December 31, 2000 and June 30, 2000, respectively .................        503,635        317,575
Covenants not to compete and other indentifiable intangible
     assets, less accumulated amortization of $28,523 and $27,486 at
     December 31, 2000 and June 30, 2000, respectively .................          9,359         10,292
Other ..................................................................         47,923         46,211
                                                                           ------------   ------------
     TOTAL OTHER ASSETS ................................................        683,929        494,991




     TOTAL ASSETS ......................................................   $  1,220,299   $  1,138,892
                                                                           ============   ============

       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             (Unaudited)      (Restated)
                                                                             December 31,      June 30,
                                                                                 2000            2000
                                                                             ------------    ------------
                                                                          (In thousands, except share data)
                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable ...................................................   $     27,221    $     22,409
Accrued liabilities ......................................................         62,541          63,060
Unearned income ..........................................................         25,944          25,632
Current portion of long-term debt and obligations under capital leases ...         12,540          18,611
                                                                             ------------    ------------
     TOTAL CURRENT LIABILITIES ...........................................        128,246         129,712

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES ......................        858,733         828,197

OTHER LIABILITIES ........................................................         19,550          18,288

DEFERRED INCOME TAXES ....................................................         55,328          27,345

MINORITY INTEREST ........................................................        144,288         135,066

SHAREHOLDERS' DEFICIT
Common stock, par value $.001 per share; 3,300,000 shares authorized
     and 2,298,346 shares issued and outstanding .........................              2               2
Additional paid in capital ...............................................          3,631           3,631
Accumulated other comprehensive loss .....................................         (1,309)           (655)
Retained earnings (deficit) ..............................................         13,830            (694)
Common stock in treasury, at cost, 16,000 shares .........................         (2,000)         (2,000)
                                                                             ------------    ------------
     TOTAL SHAREHOLDERS' EQUITY ..........................................         14,154             284
                                                                             ------------    ------------


     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................   $  1,220,299    $  1,138,892
                                                                             ============    ============



       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended December 31,    Six Months Ended December 31,
                                                              2000             1999             2000             1999
                                                                            (Restated)                        (Restated)
                                                         --------------   --------------   --------------   --------------
                                                                         (In thousands, except share data)

REVENUES
     Advertising .....................................   $      212,920   $      200,541   $      392,851   $      384,784
     Circulation .....................................           40,222           37,528           74,402           75,363
     Other ...........................................           10,578            6,318           18,866           12,260
                                                         --------------   --------------   --------------   --------------
        TOTAL REVENUES ...............................          263,720          244,387          486,119          472,407

COSTS AND EXPENSES
     Cost of sales ...................................           92,234           86,440          174,976          168,258
     Selling, general and administrative .............          112,738          104,208          215,882          206,304
     Depreciation and amortization ...................           17,403           15,594           32,847           31,101
     Interest expense ................................           20,477           18,857           38,995           37,672
     Other (net) .....................................            4,078            2,930            5,464            3,509
                                                         --------------   --------------   --------------   --------------
        TOTAL COSTS AND EXPENSES .....................          246,930          228,029          468,164          446,844

EQUITY INCOME IN JOA .................................            1,246            1,138            1,687            1,948

GAIN ON SALE OF NEWSPAPER PROPERTIES .................           23,629               --           23,629            3,323

MINORITY INTEREST ....................................           11,755            9,764           19,103           19,272
                                                         --------------   --------------   --------------   --------------

INCOME BEFORE INCOME TAXES ...........................           29,910            7,732           24,168           11,562

INCOME TAX EXPENSE ...................................           10,844            1,698            9,644            2,028
                                                         --------------   --------------   --------------   --------------

NET INCOME ...........................................   $       19,066   $        6,034   $       14,524   $        9,534
                                                         ==============   ==============   ==============   ==============




NET INCOME PER COMMON SHARE:

Net income per common share ..........................   $         8.30   $         2.63   $         6.33   $         4.15
                                                         ==============   ==============   ==============   ==============
Weighted average number of shares outstanding ........        2,298,346        2,298,346        2,298,346        2,298,346
                                                         ==============   ==============   ==============   ==============




    See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended December 31,
                                                                       2000            1999
                                                                                    (Restated)
                                                                   ------------    -------------
                                                                          (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................   $     14,524    $      9,534
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization ..............................         32,791          31,101
    Provision for losses on accounts receivable ................          5,536           5,612
    Amortization of debt discount ..............................          1,676           1,990
    Net gain on sale of newspaper assets .......................        (23,480)         (1,714)
    Equity income in JOA .......................................         (1,687)         (1,948)
    Change in defined benefit plan assets ......................         (1,205)         (1,170)
    Deferred income tax expense ................................          7,517             665
    Minority interest ..........................................         19,103          19,272
    Change in operating assets and liabilities .................        (16,830)        (23,401)
                                                                   ------------    ------------
       NET CASH FLOWS FROM OPERATING ACTIVITIES ................         37,945          39,941

CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions from equity investment in JOA ................            710           1,825
    Sale of newspaper properties ...............................         32,000           8,000
    Business Acquisition .......................................       (206,931)         (3,200)
    Purchase of machinery and equipment (net) ..................        (11,622)        (13,975)
                                                                   ------------    ------------
       NET CASH FLOWS FROM INVESTING ACTIVITIES ................       (185,843)         (7,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt .................................         95,278          27,158
    Reduction of long-term debt and other liabilities ..........        (73,447)        (51,074)
    Distributions paid to minority interest ....................        (11,348)        (10,945)
                                                                   ------------    ------------
       NET CASH FLOWS FROM FINANCING ACTIVITIES ................         10,483         (34,861)

CHANGE IN CASH AND CASH EQUIVALENTS ............................       (137,415)         (2,270)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............        144,632           4,745
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................   $      7,217    $      2,475
                                                                   ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid ..............................................   $     38,376    $     31,489
                                                                   ============    ============
    Income taxes paid ..........................................   $      6,184    $        159
                                                                   ============    ============


           See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Quarterly Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in MediaNews Group, Inc.'s ("MediaNews") Annual Report on Form 10-K for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

Joint Operating Agencies

     As of December 31, 2000, York Newspaper, Inc. and Charleston Publishing Company, subsidiaries of the Company, in York, PA and Charleston, WV, respectively, were the only two subsidiaries that participated in joint operating agencies ("JOA"). Beginning on January 23, 2001, The Denver Post Company will be accounted for as a JOA in accordance with EITF 00-1 which requires the equity method of accounting.

     A joint operating agency performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a JOA. Editorial control of newspapers in a JOA continues to be separate and outside of a joint operating agency. The Company had previously included in its consolidated financial statements its pro-rata share of the revenues and expenses generated by the operations of its JOA's on a line-by-line basis, in addition to the editorial expenses related to its newspapers operated under its JOA. However, the Financial Accounting Standards Board issued EITF 00-1, (Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures) effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and constructive industries. EITF 00-1 also requires that all previously reported financial statements be reclassified to conform with the current presentation. York Newspapers, Inc. has a controlling interest in the York JOA and, accordingly, the December 31, 1999 financial statements have been restated to consolidate the results of the York JOA with those of the Company. The December 31, 1999 financial statements have also been restated to reflect the Company's investment in the Charleston JOA under the equity method of accounting. See Note 3 of the June 30, 2000 Notes to Consolidated Financial Statements for additional discussion.

Change in Accounting Principle

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards SFAS No. 130, (Reporting Comprehensive Income). SFAS No. 130 requires the disclosure of comprehensive income, which includes, in addition to net income, other comprehensive income consisting of unrealized gains and losses, which are not previously included in the traditional income statement. While the Company adopted SFAS No. 130 on July 1, 1998, it did not have any items of comprehensive income until it adopted SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) on July 1, 2000. Under SFAS No. 133, the Company's newsprint swap contracts are recorded at fair value and changes in the value of the contract net of income taxes is reported in comprehensive income. For purposes of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes. Newsprint consumed under these contracts is reflected in retained earnings in the period of use. The Company has restated the prior period financial statements, presented herein, to conform with the current presentation. A reconciliation of net income to comprehensive income (loss) is as follows:

                                                      Three Months Ended December 31,      Six Months Ended December 31,
                                                      --------------------------------   --------------------------------
                                                           2000              1999             2000              1999
                                                      --------------    --------------   --------------    --------------

Net income, as reported ...........................   $       19,066    $        6,034   $       14,524    $        9,534
Other comprehensive income (loss), net of taxes ...             (476)              655             (654)            1,547
                                                      --------------    --------------   --------------    --------------
     Total comprehensive income (loss) ............   $       18,590    $        6,689   $       13,870    $       11,081
                                                      ==============    ==============   ==============    ==============

Reclassification

     Certain balances for the three and six month periods ended December 31, 1999 have been restated to conform with current classification.

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Income Taxes

The effective income tax rate varies from the federal statutory rate primarily because of the non-deductibility of certain expenses.

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

NOTE 2: LONG TERM DEBT

     On January 2, 2001, MediaNews entered into an amended and restated credit agreement that provided for a $125.0 million term loan (subsequently increased to $150.0 million, on February 8, 2001), in addition to MediaNews' existing $350.0 million Bank Credit Facility. Borrowings under the term loan bear interest at rates based upon, at the Company's option, Eurodollar or prime rates plus a spread, based on MediaNews' leverage ratio. Term loan borrowing margins for Eurodollar and prime borrowing vary from 2.375% to 1.5% and 1.125% to 0.25%, respectively. During the first six months of the term loan the Eurodollar and prime borrowings margins are set at 2.375% and 1.125%, respectively. The term loan requires quarterly installments as follows: $15.0 million on September 30 and December 31, 2003, $9.375 million on March 31, 2004 through December 31, 2005 and $11.25 million on March 31, 2006 through December 31, 2006. Borrowing margins under the existing $350.0 million credit facility remain unchanged and are 25 to 50 basis points lower than the term loan.

     The following table sets forth the approximate expected scheduled maturities of long-term debt of the Company for the fiscal years indicated, excluding capital leases, the impact of the acquisitions and Denver JOA and the acquisition of Kearns-Tribune, LLC, as described in Note 4, Recent Events, (in thousands):

      2001 ......................................    $ 10,991
      2002 ......................................       9,621
      2003 ......................................       7,434
      2004 ......................................      69,367
      2005 ......................................     109,793
      Thereafter ................................     646,660
                                                     --------
                                                     $853,866
                                                     ========

     The acquisition and Denver JOA payment received described in Note 4 increased the Company's net long-term debt by a net of approximately $133.0 million subsequent to December 31, 2000.

NOTE 3: ACQUISITIONS AND DISPOSITIONS

Business Acquisition

     Effective October 1, 2000, the Company acquired substantially all of the assets used in the publication of the Connecticut Post, a morning newspaper published in Bridgeport, Connecticut, for approximately $194.0 million in cash, net of working capital and post closing adjustments. The newspaper has daily and Sunday paid circulation of approximately 79,000 and 90,000, respectively. Proceeds of approximately $145.0 million from the sale of newspapers on June 30, 2000 and borrowing under the Company's bank credit facility were used to fund the acquisition.

     Effective October 1, 2000, the Company acquired substantially all of the assets used in the publication of Breckenridge American, a bi-weekly newspaper and radio stations, KLXK and KROO, located in Breckenridge, Texas for approximately $1.0 million.

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

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 3: ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Disposition

     Effective October 31, 2000, the Company sold substantially all the assets used in the publication of the Daily Nonpareil, in Council Bluffs, Iowa and the related daily and weekly newspapers located in the Southwestern Iowa cluster, in exchange for $32.0 million in cash and substantially all the assets of the Current-Argus, a daily newspaper located in Carlsbad, New Mexico, valued at approximately $7.0 million, plus adjustments for working capital. The Current-Argus has daily and Sunday circulation of approximately 8,400 and 8,700, respectively. The sale resulted in a pre tax gain of approximately $23.6 million.

The acquisitions above were accounted for as purchases; accordingly, the Unaudited Condensed Consolidated Financial Statements include the operations of the acquisitions from the date of acquisition.

NOTE 4: RECENT EVENTS

     On January 2, 2001, MediaNews purchased the stock of Kearns-Tribune, LLC for $200.0 million in cash. Kearns-Tribune, LLC owns the masthead of The Salt Lake Tribune and a 50% interest in the Newspaper Agency Corporation ("NAC"). The NAC is operated under the terms of a JOA between Kearns-Tribune, LLC and the Deseret Publishing Company. Under the terms of the JOA, the NAC is responsible for performing all the business functions of The Salt Lake Tribune and the Deseret News, including advertising and circulation sales, production and distribution. News and editorial related to The Salt Lake Tribune are completely separate from the NAC and are the sole responsibility of Kearns-Tribune, LLC. While Kearns-Tribune, LLC owns 50% of the NAC, net income of the JOA is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company. The acquisition of Kearns-Tribune, LLC will be accounted for as a purchase, accordingly the results of its operation will be included in the consolidated financial statements of MediaNews beginning January 2, 2001.

     On January 22, 2001, MediaNews Group and E.W. Scripps Company ("Scripps"), owner of The Rocky Mountain News, completed the formation of the Denver Newspaper Agency (the "Agency"). Upon formation of the Agency, MediaNews and Scripps each contributed substantially all of their operating assets used in the publication of The Denver Post and The Rocky Mountain News to the Agency. In addition to the assets contributed to the Agency, Scripps paid MediaNews $60.0 million to obtain a 50% interest in the Agency. MediaNews will recognize a gain on the payment from Scripps in its third fiscal quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATING RESULTS

Results of Operations

Set forth below is certain summary historical financial data for three and six month periods ended December 31, 2000 and 1999, including the percentage change.

                                                                        Summary Historical Financial Data
                                                                             (Dollars in thousands)

                                                 Three Months Ended December 31,                   Six Months Ended December 31,
                                         -------------------------------------------     ------------------------------------------
                                             2000          1999        2000 vs. 1999        2000           1999       2000 vs. 1999
                                         -----------    -----------    -------------     -----------    -----------   -------------

Total Revenues .......................   $   263,720    $   244,387              7.9%    $   486,119    $   472,407             2.9%

Cost of Sales ........................        92,234         86,440              6.7         174,976        168,258             4.0
Selling, General and Adminstrative ...       112,738        104,208              8.2         215,882        206,304             4.6
Depreciation and Amortization ........        17,403         15,594             11.6          32,847         31,101             5.6
Interest Expense .....................        20,477         18,857              8.6          38,995         37,672             3.5
Other ................................         4,078          2,930             39.3           5,464          3,509            55.7
                                         -----------    -----------    -------------     -----------    -----------   -------------
   Total Costs and Expenses ..........       246,930        228,029              8.3         468,164        446,844             4.8

Equity Income in JOA .................         1,246          1,138              9.5           1,687          1,948           (13.4)

Net Income ...........................   $    19,066    $     6,034            216.0%    $    14,524    $     9,534            52.3%
                                         ===========    ===========    =============     ===========    ===========   =============

EBITDA ...............................        58,748         53,739              9.3          95,261         97,845             2.6
Minority Interest EBITDA .............       (15,349)       (12,355)            24.2         (25,436)       (22,892)           11.1
Unconsolidated EBITDA for JOA's ......         1,287          1,395             (7.7)          2,152          2,503           (14.0)
                                         -----------    -----------    -------------     -----------    -----------   -------------
   Net EBITDA Available ..............   $    44,686    $    42,779              4.5     $    71,977    $    77,456            (7.1)
                                         ===========    ===========    =============     ===========    ===========   =============

NOTE: Net EBITDA Available represents the EBITDA available to us after deducting EBITDA related to minority interest and adding the EBITDA of our unconsolidated JOA. Net EBITDA available is the same under the Summary Supplement Pro Forma Financial Data presented below.

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

                                                                   Summary Historical Financial Data
                                                                         (Dollars in thousands)

                                               Three Months Ended December 31,              Six Months Ended December 31,
                                         -----------------------------------------    ------------------------------------------
                                             2000         1999       2000 vs. 1999        2000          1999       2000 vs. 1999
                                         -----------   -----------   -------------    -----------   -----------   --------------

Total Revenues .......................   $   263,415   $   244,566             7.7%   $   485,923   $   472,934              2.7%
Cost of Sales ........................        92,992        87,141             6.7        176,521       169,666              4.0
Selling, General and Adminstrative ...       112,740       104,347             8.0        216,313       206,735              4.6
Depreciation and Amortization ........        17,434        15,626            11.6         33,056        31,194              6.0
Interest Expense .....................        20,413        18,790             8.6         38,862        37,540              3.5
Other ................................         4,034         3,214            25.7          5,505         4,094             34.4
                                         -----------   -----------   -------------    -----------   -----------   --------------
   Total Costs and Expenses ..........       247,613       229,118             8.1        470,257       449,229              4.7

Net Income ...........................   $    19,066   $     6,034           216.0%   $    14,524   $     9,534             52.3%
                                         ===========   ===========   =============    ===========   ===========   ==============

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Three Months Ended December 31, 2000 and 1999

Revenues

     Revenues increased $19.3 million or 7.9% in the second quarter of fiscal year 2001 as compared to the same quarter of fiscal year 2000. The increase in revenue was primarily attributable to the acquisition of the Connecticut Post on October 1, 2000, the October 31, 2000 acquisition of Carlsbad and the October 1, 2000 addition of Marin to the California Newspaper Partnership. These acquisitions were offset in part by the June 30, 2000, sale of the Express-Times, the Gloucester County Times, Today's Sunbeam, The Bridgeton News and the North Jersey Weekly Newspaper Group and the October 31, 2000 sale of Council Bluffs. Excluding newspaper acquisitions and dispositions, our remaining newspaper operations ("existing newspapers") posted a $9.1 million or 4.0% increase in operating revenues for the second quarter of fiscal year 2001. National and classified revenues at the existing newspapers increased by 1.8% and 5.4%, respectively. However, these increases were offset in part by a 2.3% decrease in retail advertising. Certain of our Southern California newspapers experienced the majority of the retail advertising decrease. Our internet revenue increased approximately $1.1 million, while circulation revenue declined 1.2%. The circulation revenue decrease is primarily due to temporary declines in volume at certain of our Southern California newspapers, as a result of a strategy to replace higher churn short term circulation orders with longer term more profitable circulation. This strategy also produces current and long term circulation expense savings.

Cost of Sales

     Cost of sales increased $5.8 million or 6.7% in the second quarter of fiscal year 2001 compared to the same quarter of fiscal year 2000. Excluding the aforementioned acquisitions and dispositions the cost of sales increased 3.8%. The majority of this increase in cost of sales was caused by newsprint price increases. Excluding newspaper acquisitions and dispositions, newsprint consumption for the quarter ended December 31, 2000 and 1999 was down 3.6%, while the average cost per metric ton of newsprint consumed during these same periods increased approximately 11.8%.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses increased $8.5 million or 8.2% in the second quarter of fiscal year 2001 as compared to the same quarter of fiscal year 2000. Excluding the aforementioned acquisitions and dispositions, SG&A expense increased 5.7% in the second quarter of fiscal year 2001. The increase in SG&A is primarily associated with increased circulation delivery cost at the Denver Post and increased advertising commissions in the California Newspaper Partnership, driven by their advertising revenue growth.

Other Expense

     Other expense increased approximately $1.1 million in the second quarter of fiscal year 2001 as compared to the same quarter of fiscal year 2000. The majority of the increase is due to one time spending associated with the Denver Newspaper Agency ("DNA") planning. The DNA expenses are primarily related to transition team payroll and consulting fees related to integration planning in anticipation of the Denver JOA.

EBITDA

     Total EBITDA increased $5.0 million or 9.3% while EBITDA adjusted for minority interest increased $1.9 million or 4.5%. The majority of the increase in EBITDA was due to the aforementioned acquisitions, which was partially offset by the dispositions described above and increases in operating expenses at The Denver Post associated with the then pending JOA transaction. EBITDA at existing newspapers increased 1.2%; however, after excluding the Denver Post and the effect of newsprint increases EBITDA at our existing newspapers increased 8.8%. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, the Company believes that EBITDA is an indicator and measurement of its leverage capacity and debt service ability.

Net Income

     MediaNews Group recorded adjusted net income of approximately $4.0 million in the second quarter of fiscal year 2001, after excluding the after tax gain on sale of Council Bluffs, compared to net income of $6.0 million in the second quarter of fiscal year 2000. The decrease in adjusted net income is primarily attributable to a $0.6 million increase in income tax expense, excluding income taxes associated with the Council Bluffs sale; a $1.6 million increase in interest expense as a result of a 50 basis point increase in the average interest rate and a $1.1 million increase in other expense, as discussed above. These increases in expenses were offset by a $0.8 million increase in operating profit, net of minority interest.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Six Months Ended December 31, 2000 and 1999

Revenues

     Revenues increased $13.7 million or 2.9% in the first six months of fiscal year 2001 as compared to the same period of fiscal year 2000. The increase in revenue was primarily attributable to the October 1, 2000 acquisition of the Connecticut Post, the October 31, 2000 acquisition of Carlsbad, and the October 1, 2000 addition of Marin to the California Newspaper Partnership. The increases from acquisitions were offset in part by the June 30, 2000, sale of the Express-Times, the Gloucester County Times, Today's Sunbeam, The Bridgeton News and the North Jersey Weekly Newspaper Group and the October 31, 2000 sale of Council Bluffs. Excluding newspaper acquisitions and dispositions, our existing newspaper operations posted a $15.9 million or 3.6% increase in operating revenues for the six month period of fiscal year 2001. National and classified revenues at the existing newspapers increased by 4.5% and 6.5%, respectively. However, these increases were offset in part by a 3.2% decrease in retail advertising. Certain of our Southern California newspapers experienced the majority of the retail advertising decrease. The Company's internet revenue increased $2.1 million, while circulation revenue declined 2.5%. The circulation revenue decrease is primarily due to temporary declines in circulation volume at certain of our Southern California newspapers as a result of strategy to replace higher churn short term circulation orders with longer term more profitable circulation. This strategy also produces current and long-term circulation expense savings.

Cost of Sales

     Cost of sales increased $6.7 million or 4.0% in the first six months of fiscal year 2001 compared to the same period in fiscal year 2000. Excluding the aforementioned acquisitions and dispositions, cost of sales increased 4.8%. The majority of this increase in cost of sales was caused by newsprint price increases. Excluding newspaper acquisitions and dispositions, newsprint consumption for the six months ended December 31, 2000 and 1999 declined 3.0%, while the average cost per metric ton of newsprint consumed during these same periods increased approximately 10.6%.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses increased $9.6 million or 4.6% in the six months of fiscal year 2001 as compared to the same six month period of fiscal year 2000. Excluding the aforementioned acquisitions and dispositions, SG&A expense increased 6.6% in the second six month period of fiscal year 2001. The increase in SG&A is primarily associated with increased circulation delivery cost at the Denver Post and increased in advertising commissions in the California Newspaper Partnership associated with their advertising revenue growth.

Other Expense

     Other expense increased approximately $2.0 million in the six months of fiscal year 2001 as compared to the same quarter of fiscal year 2000. The majority of the increase is due to increases in our equity losses in our investment in AdOne and one time spending associated with the Denver Newspaper Agency ("DNA") planning. The DNA expenses are primarily related to transition team payroll and consulting fees related to integration planning in anticipation of the Denver JOA.

EBITDA

     Total EBITDA decreased $2.6 million or 2.6%, while EBITDA adjusted for minority interest decreased $5.5 million or 7.1%. The majority of the decrease was due to the June 30, 2000, disposition since the proceeds from the sale were not reinvested in the Connecticut Post until October 1, 2000. Also contributing to the decrease were increases in operating expenses at The Denver Post in conjunction with the then pending JOA transaction and increased newsprint prices, which was only offset in part by the aforementioned acquisitions. Excluding the Denver Post, our existing newspapers EBITDA was up 1.4%; however, excluding the Denver Post and the effect of newsprint, increases, EBITDA at our existing newspapers increased 3.1%. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, the Company believes that EBITDA is an indicator and measurement of its leverage capacity and debt service ability.

Net Income

     MediaNews Group recorded an adjusted loss of approximately $0.5 million in the first six months of fiscal year 2001, after excluding the after tax gain on sale of Council Bluffs, compared to an adjusted net income of $7.5 million in the second quarter of fiscal year 2000, after excluding the Company's share of the gain on sale of a CNP newspaper property of approximately $2.0 million. The decrease in adjusted net income is primarily attributable to a $5.4 million decrease in operating profit, net of minority interest, primarily as a result of dispositions, strategic spending at the Denver Post and newsprint price increases; a $1.3 million increase in interest expense as a result of a 33 basis point increase in the average interest rate and a $2.0 million increase in other expense discussed above.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND LIQUIDITY

     Net cash flows from operating activities were approximately $37.9 million and $39.9 million for the six months ended December 31, 2000 and 1999, respectively. The $2.0 million decrease in cash flow from operating activities was primarily the result of the $5.5 million decrease in EBITDA adjusted for minority interests and a $3.5 million increase in tax payments net of accruals for the six months ended December 31, 2000, compared to the same period of the prior year. These decreases were offset by a $6.6 million decrease in the change in operating assets and liabilities due to timing differences.

     Net cash flows from investing activities were ($185.8) million and ($7.4) million for the six months ended December 31, 2000 and 1999, respectively. The $178.4 million change was primarily the result of the $200.0 million acquisition of the Connecticut Post, offset by a net $24.0 million increase in proceeds from the sale of newspapers.

     Net cash flows from financing activities were $10.5 million and ($34.9) million for the six months ended December 31, 2000 and 1999, respectively. The change of approximately $45.4 million was primarily attributable to our borrowing a net $21.8 million of long term debt in fiscal 2001 compared to paying down a net $23.9 million in fiscal 2000. The increase in borrowings in fiscal year 2001 is associated with acquisitions. The $0.4 million increase in distributions to minority interest also contributed to the change.

Liquidity

     Based upon current and expected future operating results, we believe that we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. As of the date of this report, we have approximately $61.5 million available for future borrowings under our bank credit agreement, net of approximately $2.5 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise.

NEAR TERM OUTLOOK

Newsprint Prices

     North American newsprint suppliers announced a $50 per metric ton price increase for 30 pound newsprint to be effective March 1, 2001. We are uncertain as to whether all or a portion of the price increase will become effective, due to uncertainty about future newsprint demand, resulting from the recent decline in newspaper advertising lineage and more newspapers now being produced using the smaller 50 inch web width. If the price increase is fully implemented, North American 30 pound newsprint will average $660 per metric ton for large newsprint buyers. To minimize the influence of newsprint price fluctuations, we have entered into fixed price newsprint contracts and newsprint swap agreements for approximately 141,000 metric tons of newsprint in fiscal year 2001. The weighted average price for newsprint under both the fixed price newsprint contracts and the newsprint swap, for fiscal 2001, is $563 per metric ton.