Form 10-Q
period 2001-03-31
GARDEN STATE NEWSPAPERS INC
filed 2001-05-15
CIK 918944

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

                  For the quarterly period ended March 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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


       Registrant's telephone number, including area code: (303) 563-6360
                                                          ---------------

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

                         INDEX TO MEDIANEWS GROUP, INC.
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001


     Item No.                                                                                                              Page
   -------------                                                                                                       ------------
                                                    PART 1 - FINANCIAL INFORMATION

         1           Financial Statements                                                                                   3

         2           Management's Discussion and Analysis of Financial Condition and Results of Operations                  3


                                                      PART II - OTHER INFORMATION

         1           Legal Proceedings                                                                                      3

         2           Changes in Securities                                                                                  4

         3           Defaults Upon Senior Securities                                                                        4

         4           Submission of Matters to a Vote of Security Holders                                                    4

         5           Other Information                                                                                      4

         6           Exhibits and Reports on Form 8-K                                                                       4

                                     PART I
--------------------------------------------------------------------------------

ITEM 1: FINANCIAL STATEMENTS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 5 of this Form 10-Q.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                     PART II
--------------------------------------------------------------------------------

ITEM 1: LEGAL PROCEEDINGS

On December 1, 2000, Salt Lake Tribune Publishing Company ("Salt Lake Publishing") brought a lawsuit and moved for a preliminary injunction against MediaNews Group, Inc. ("MediaNews"), AT&T Corporation, and AT&T Broadband, LLP. That lawsuit is now pending in the United States District Court for the District of Utah as case number 2:00 CV 936 C. Salt Lake Publishing. The manager of the Salt Lake Tribune, a newspaper owned by MediaNews' wholly-owned subsidiary Kearns-Tribune, LLC ("Kearns LLC"), sought to prevent MediaNews from acquiring Kearns LLC from AT&T Broadband, LLP. The district court denied the preliminary injunction motion by order dated December 15, 2000, and MediaNews acquired Kearns LLC on January 2, 2001. Salt Lake Publishing currently seeks specific performance of a certain Management Agreement and a certain Option Agreement between Kearns LLC and Salt Lake Publishing, both of which are dated July 31, 1997, as well as both compensatory and punitive damages for alleged breaches of those agreements. Salt Lake Publishing filed a second motion for a preliminary injunction claiming that actions taken by Kearns LLC after its acquisition by MediaNews breached the Management and Option Agreements. That motion sought to restore certain Salt Lake Publishing employees to certain director and officer positions from which they were removed, and to suspend the implementation of various amendments to a Joint Operating Agreement between Kearns LLC and the Deseret News Publishing Company ("Deseret Publishing"), the publisher of the Deseret News, the other party to the Joint Operating Agreement. The District Court granted Salt Lake Publishing's motion in substantial part by order dated February 21, 2001. This order is currently on appeal in the United States Court of Appeals for the Tenth Circuit. Salt Lake Publishing has sought leave from the district court to file a second amended complaint that would include contract, tort, and antitrust claims relating to the Management, Option, and Joint Operating Agreements.

On April 9, 2001, Deseret Publishing brought a lawsuit against Kearns LLC and Salt Lake Publishing that is now pending in the Second Judicial District Court, Davis County, State of Utah as case number 010700147. Deseret Publishing seeks declarations that the Management and Option Agreements are unenforceable and injunctive relief concerning those agreements.

Both lawsuits involve the question of whether or not the Option Agreement, which purports to provide Salt Lake Publishing with an option to purchase certain assets related to the Salt Lake Tribune in July 2002 at the then fair market price, is enforceable. We believe that the current fair market value of those assets is significantly in excess of what we paid for them, and that this will likely also be the case in July 2002, the option exercise date. Accordingly, although we are not in a position at this time to comment on the likely outcome of the litigation, we do not believe that the litigation will materially affect our financial condition. The cost of defending these lawsuits may be substantial. We expect to capitalize, as a part of the acquisition, the costs associated with the lawsuits over the management and option agreements.

The Company is involved in other litigation arising in the ordinary course of business, none of which is expected to result in material loss.

--------------------------------------------------------------------------------

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

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None.

Reports on Form 8-K

On January 11, 2001, we filed a Form 8K regarding the acquisition of Kearns-Tribune, LLC.


                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MEDIANEWS GROUP, INC.


Dated:  May 14, 2001                   By: /s/Ronald A. Mayo
      -----------------------             -------------------------------------
                                            Ronald A. Mayo
                                            Vice President and Chief Financial
                                            Officer and Duly Authorized Officer
                                            of Registrant

                              MEDIANEWS GROUP, INC
                         Index to Financial Information

                                                                                                                          Page
                                                                                                                       ----------
ITEM 1: FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets..................................................................                6
     Unaudited Condensed Consolidated Statements of Operations..............................................                8
     Unaudited Condensed Consolidated Statements of Cash Flows..............................................                9
     Notes to Unaudited Condensed Consolidated Financial Statements.........................................               10


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..............................................................................               14

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)     (Restated)
                                                                                March 31,      June 30,
                                     ASSETS                                       2001           2000
                                                                              ------------   ------------
                                                                                    (In thousands)
CURRENT ASSETS
Cash and cash equivalents .................................................   $      3,089   $    144,632
Accounts receivable, less allowance for doubtful accounts
     of $10,627 and $9,910 at March 31, 2001
     and June 30, 2000, respectively ......................................         79,792        108,544
Inventories of newsprint and supplies .....................................         14,133         19,708
Prepaid expenses and other assets .........................................          5,882          6,245
                                                                              ------------   ------------
     TOTAL CURRENT ASSETS .................................................        102,896        279,129

PROPERTY, PLANT AND EQUIPMENT
Land ......................................................................         25,318         28,300
Buildings and improvements ................................................         99,028        124,451
Machinery and equipment ...................................................        288,737        369,032
                                                                              ------------   ------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT ..................................        413,083        521,783
Less accumulated depreciation and amortization ............................        111,276        157,011
                                                                              ------------   ------------
     NET PROPERTY, PLANT AND EQUIPMENT ....................................        301,807        364,772

OTHER ASSETS
Investment in newspaper partnerships ......................................        316,330         43,542
Subscriber accounts, less accumulated amortization of
     $87,047 and $76,705 at March 31, 2001 and June 30, 2000,
     respectively .........................................................        101,601        110,414
Excess of cost over fair value of net assets acquired, less
     accumulated amortization of $41,742 and $33,388 at
     March 31, 2001 and June 30, 2000, respectively .......................        484,347        284,532
Covenants not to compete and other indentifiable intangible
     assets, less accumulated amortization of $29,656 and $27,486 at
     March 31, 2001 and June 30, 2000, respectively .......................          8,226         10,292
Other .....................................................................         50,911         46,211
                                                                              ------------   ------------
     TOTAL OTHER ASSETS ...................................................        961,415        494,991


     TOTAL ASSETS .........................................................   $  1,366,118   $  1,138,892
                                                                              ============   ============



       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              (Unaudited)      (Restated)
                                                                                March 31,       June 30,
                      LIABILITIES AND SHAREHOLDERS' EQUITY                        2001            2000
                                                                              ------------    ------------
                                                                            (In thousands, except share data)
CURRENT LIABILITIES
Trade accounts payable ....................................................   $     11,757    $     22,409
Accrued liabilities .......................................................         69,105          63,060
Unearned income ...........................................................         26,335          25,632
Current portion of long-term debt and obligations under capital leases ....         10,098          18,611
                                                                              ------------    ------------
     TOTAL CURRENT LIABILITIES ............................................        117,295         129,712

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES .......................        995,267         828,197

OTHER LIABILITIES .........................................................         22,244          18,288

DEFERRED INCOME TAXES .....................................................         59,123          27,345

MINORITY INTEREST .........................................................        144,715         135,066

SHAREHOLDERS' EQUITY
Common stock, par value $.001 per share; 3,000,000 shares authorized
     and 2,298,346 shares issued and outstanding ..........................              2               2
Additional paid in capital ................................................          3,631           3,631
Accumulated other comprehensive loss ......................................         (2,142)           (655)
Retained earnings (deficit) ...............................................         27,983            (694)
Common stock in treasury, at cost, 16,000 shares ..........................         (2,000)         (2,000)
                                                                              ------------    ------------
     TOTAL SHAREHOLDERS' EQUITY ...........................................         27,474             284
                                                                              ------------    ------------


     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................   $  1,366,118    $  1,138,892
                                                                              ============    ============



       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended March 31,   Nine Months Ended March 31,
                                                             2001            2000            2001           2000
                                                                          (Restated)                     (Restated)
                                                          ------------   ------------    ------------   ------------
                                                                       (In thousands, except share data)
REVENUES
     Advertising ......................................   $    141,928   $    182,662    $    534,779   $    567,446
     Circulation ......................................         35,053         36,667         109,455        112,030
     Other ............................................          8,205          7,036          27,071         19,296
                                                          ------------   ------------    ------------   ------------
        TOTAL REVENUES ................................        185,186        226,365         671,305        698,772

COSTS AND EXPENSES
     Cost of sales ....................................         71,842         83,059         246,818        251,317
     Selling, general and administrative ..............         89,732        108,173         305,614        314,477
     Depreciation and amortization ....................         16,148         14,621          48,995         45,722
     Interest expense .................................         21,930         18,416          60,924         56,087
     Other (net) ......................................          6,224            653          11,689          4,161
                                                          ------------   ------------    ------------   ------------
        TOTAL COSTS AND EXPENSES ......................        205,876        224,922         674,040        671,764

EQUITY INCOME (LOSS) IN JOAs ..........................          5,199           (135)          6,886          1,813

GAIN ON SALE OF NEWSPAPER ASSETS ......................         52,019             --          75,648          3,323

MINORITY INTEREST .....................................         13,488          6,891          32,591         26,163
                                                          ------------   ------------    ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES .....................         23,040         (5,583)         47,208          5,981

INCOME TAX EXPENSE (BENEFIT) ..........................          8,887           (567)         18,531          1,461
                                                          ------------   ------------    ------------   ------------

NET INCOME (LOSS) .....................................   $     14,153   $     (5,016)   $     28,677   $      4,520
                                                          ============   ============    ============   ============


NET INCOME (LOSS) PER COMMON SHARE:

     Net income (loss) per common share ...............   $       6.16   $      (2.18)   $      12.48   $       1.97
                                                          ============   ============    ============   ============
     Weighted average number of shares outstanding ....      2,298,346      2,298,346       2,298,346      2,298,346
                                                          ============   ============    ============   ============



       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Nine Months Ended March 31,
                                                                            2001          2000
                                                                                       (Restated)
                                                                         ----------    ----------
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .......................................................   $   28,677    $    4,520
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ..................................       46,019        46,551
      Provision for losses on accounts receivable ....................        7,786         8,812
      Amortization of debt discount ..................................        2,454         2,931
      Net gain on sale of newspaper assets ...........................      (75,648)       (1,671)
      Equity income in JOAs ..........................................       (6,886)       (1,813)
      Change in defined benefit plan assets ..........................       (1,807)       (1,613)
      Deferred income tax expense ....................................       11,312           315
      Minority interest ..............................................       32,591        26,163
      Change in operating assets and liabilities .....................       (9,380)      (14,715)
                                                                         ----------    ----------
         NET CASH FLOWS FROM OPERATING ACTIVITIES ....................       35,118        69,480

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from equity investment in JOAs ...................       20,516         3,025
      Sale of newspaper assets .......................................      100,183         8,000
      Business Acquisitions ..........................................     (419,476)       (6,300)
      Purchase of machinery and equipment (net) ......................      (17,221)      (22,920)
                                                                         ----------    ----------
         NET CASH FLOWS FROM INVESTING ACTIVITIES ....................     (315,998)      (18,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of long-term debt .....................................      319,897        41,397
      Reduction of long-term debt and other liabilities ..............     (156,152)      (64,892)
      Distributions paid to minority interest ........................      (24,408)      (30,514)
                                                                         ----------    ----------
         NET CASH FLOWS FROM FINANCING ACTIVITIES ....................      139,337       (54,009)

CHANGE IN CASH AND CASH EQUIVALENTS ..................................     (141,543)       (2,724)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................      144,632         4,745
                                                                         ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $    3,089    $    2,021
                                                                         ==========    ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Interest paid ..................................................   $   56,467    $   44,331
                                                                         ==========    ==========
      Income taxes paid ..............................................   $   10,041    $      750
                                                                         ==========    ==========



       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Quarterly Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in MediaNews Group, Inc.'s ("MediaNews" or the "Company") Annual Report on Form 10-K for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

Joint Operating Agencies

     York Newspaper, Inc., Charleston Publishing Company, Kearns-Tribune, LLC, and beginning January 23, 2001 The Denver Post Corporation, are subsidiaries of the Company, which operate in York, PA, Charleston, WV, Salt Lake City, UT, and Denver, CO, respectively, participate in joint operating agencies ("JOA").

     A JOA performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a Joint Operating Agreement. Editorial control of newspapers in a Joint Operating Agreement continues to be separate and outside of a JOA. Prior to June 30, 2000 the Company had previously included in its consolidated financial statements its pro-rata share of the revenues and expenses generated by the operations of its JOA's on a line-by-line basis, in addition to the editorial expenses related to its newspapers operated under its JOA. However, the Financial Accounting Standards Board issued EITF 00-1, (Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures) effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and constructive industries. EITF 00-1 also requires that all previously reported financial statements be reclassified to conform with the current presentation.

     York Newspapers, Inc. has a controlling interest in the York JOA and, accordingly, the March 31, 2000 financial statements have been restated to consolidate the results of the York JOA with those of the Company. The March 31, 2000 financial statements have also been restated to reflect the Company's investment in the Charleston JOA under the equity method of accounting. See Note 3 of the June 30, 2000 Notes to Consolidated Financial Statements in the Company's Form 10K for additional discussion.

     The Company consolidates its investment in Kearns-Tribune, LLC; however, its corresponding investment in the Newspaper Agency Corporation (JOA), is accounted for under the equity method. Prior to January 23, 2001, the Company consolidated the results of operation of The Denver Post Corporation. However, as a result of the Denver JOA, all functions handled by the Denver Newspaper Agency in conjunction with the Denver JOA are accounted for under the equity method beginning January 23, 2001. The Company continues to consolidate its editorial and other non-JOA expenses related to The Denver Post and the operations of its subsidiary, Eastern Colorado Publishing Company, comprised of several small daily and weekly newspapers.

Reclassification

     Certain balances for the three and nine month periods ended March 31, 2000 and the year ended June 30, 2000, have been reclassified to conform with current classification.

Income Taxes

The effective income tax rate varies from the federal statutory rate primarily because of state income taxes and the non-deductibility of certain expenses.

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

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Change in Accounting Principle

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards SFAS No. 130, (Reporting Comprehensive Income). SFAS No. 130 requires the disclosure of comprehensive income, which includes, in addition to net income, other comprehensive income consisting of unrealized gains and losses, which are not previously included in the traditional income statement. While the Company adopted SFAS No. 130 on July 1, 1998, it did not have any items of comprehensive income until it adopted SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) on July 1, 2000. Under SFAS No. 133, the Company's newsprint swap contracts are recorded at fair value and changes in the value of such contracts net of income taxes is reported in comprehensive income. For purposes of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes. Newsprint consumed under these contracts is reflected in retained earnings in the period of use. The Company has restated the prior period financial statements, presented herein, to conform with the current presentation. A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

                                                          Three Months Ended March 31,    Nine Months Ended March 31,
                                                          ----------------------------    ----------------------------
                                                              2001            2000            2001            2000
                                                          ------------    ------------    ------------    ------------
Net income (loss), as reported ........................   $     14,153    $     (5,016)   $     28,677    $      4,520
Other comprehensive income (loss), net of taxes .......           (833)          1,964          (1,487)          3,511
                                                          ------------    ------------    ------------    ------------
     Total comprehensive income (loss) ................   $     13,320    $     (3,052)   $     27,190    $      8,031
                                                          ============    ============    ============    ============

NOTE 2: LONG TERM DEBT

     On January 2, 2001, MediaNews entered into an amended and restated credit agreement that provided for a $125.0 million term loan (subsequently increased to $150.0 million, on February 8, 2001), in addition to MediaNews' existing $350.0 million Bank Credit Facility. Borrowings under the term loan bear interest at rates based upon, at the Company's option, Eurodollar or prime rates plus a spread, based on MediaNews' leverage ratio. Term loan borrowing margins for Eurodollar and prime borrowing vary from 2.375% to 1.5% and 1.125% to .25%, respectively. During the first six months of the term loan the Eurodollar and prime borrowings margins are set at 2.375% and 1.125%, respectively. The term loan requires quarterly installments as follows: $15.0 million on September 30 and December 31, 2003, $9.375 million on March 31, 2004 through December 31, 2005 and $11.25 million on March 31, 2006 through December 31, 2006. Borrowing margins under the existing $350.0 million credit facility remain and are 25 to 50 basis points lower than the term loan.

     The following table sets forth the approximate expected scheduled maturities of long-term debt of the Company for the fiscal years indicated, excluding capital leases (in thousands):

2001..............................................   $ 14,757
2002..............................................      8,933
2003..............................................      6,687
2004..............................................    211,660
2005..............................................    107,082
Thereafter                                            648,931
                                                     --------
                                                     $998,050
                                                     ========

NOTE 3: ACQUISITIONS AND DISPOSITIONS

Business Acquisitions

     Effective October 1, 2000, the Company acquired substantially all of the assets used in the publication of the Connecticut Post, a morning newspaper published in Bridgeport, Connecticut, for approximately $194.0 million in cash, net of working capital and post closing adjustments. The newspaper has daily and Sunday paid circulation of approximately 79,000 and 90,000, respectively. Proceeds of approximately $145.0 million from the sale of newspapers on June 30, 2000 and borrowings under the Company's bank credit facility were used to fund the acquisition.

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Business Acquisitions (continued)

     Effective October 1, 2000, the Company acquired substantially all of the assets used in the publication of Breckenridge American, a bi-weekly newspaper and radio stations, KLXK and KROO, located in Breckenridge, Texas for approximately $1.0 million.

     Effective October 1, 2000, Gannett contributed the Independent Journal, published in Marin, California, to the California Newspapers Partnership. Effective with the contribution, MediaNews, Donrey and Gannett's interest in the California Newspapers Partnership were adjusted to 54.23%, 26.28% and 19.49%, respectively. Prior to the contribution, MediaNews held a 58.5% interest in the partnership. The Independent Journal is operated in conjunction with the ANG Newspaper Group, and has daily and Sunday circulation of approximately 38,000 and 39,000, respectively.

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

     Effective February 1, 2001, the California Newspaper Partnership purchased substantially all of the assets used in the publications of the Lake County Record Bee, Clearlake Observer-American, Willits News, Penny Saver, and Bee-Smart Shopper, located in and around Lakeport, California, for approximately $7.3 million in cash, net of working capital.

     Effective March 31, 2001, MediaNews purchased substantially all of the assets used in the publication of Alamogordo Daily News, a daily newspaper published in Alamogordo, New Mexico, for $9.5 million in cash, net of working capital. The newspaper has daily and Sunday circulation of approximately 7,200 and 8,300, respectively.

     These acquisitions have been accounted for as purchases; accordingly, the consolidated financial statements include the operations of the acquired businesses from the date of each acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value. The estimated fair market value of assets acquired reflects management's current best estimate; however, are subject to change in the final allocation of purchase price. The excess of cost over fair market value of net assets acquired and intangible assets related to subscriber lists are being amortized on a straight line basis over 40 years and 8 to 15 years, respectively.

Other

     On January 23, 2001, MediaNews Group and E.W. Scripps Company ("Scripps"), owner of The Rocky Mountain News, completed the formation of the Denver Newspaper Agency (the "Agency"). Upon formation of the Agency, MediaNews and Scripps each contributed substantially all of their operating assets used in the publication of The Denver Post and The Rocky Mountain News to the Agency. In addition to the assets contributed to the Agency, Scripps paid MediaNews $60.0 million to obtain a 50% interest in the Agency. MediaNews has recognized a gain on the payment from Scripps in the third fiscal quarter of approximately $46.7 million, net of expenses.

Disposition

     Effective October 31, 2000, the Company sold substantially all the assets used in the publication of the Daily Nonpareil, in Council Bluffs, Iowa and the related daily and weekly newspapers located in the Southwestern Iowa cluster, in exchange for $32.0 million in cash and substantially all the assets of the Current-Argus, a daily newspaper located in Carlsbad, New Mexico, valued at approximately $7.0 million, plus adjustments for working capital. The Current-Argus has daily and Sunday circulation of approximately 8,400 and 8,700, respectively. The sale resulted in a pre-tax gain of approximately $23.6 million.

     Effective January 31, 2001, the California Newspaper Partnership sold substantially all of the assets used in the publication of The Lompoc Record in Lompoc, California for approximately $8.0 million in cash, net of working capital. The sale resulted in a pre-tax gain of approximately $5.3 million. Proceeds from this sale were used to purchase the assets in Lakeport, California.

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: RECENT EVENTS

     On April 18, 2001, the Company, and its subsidiary Alaska Broadcasting Company, which operates KTVA, a CBS affiliate, in Anchorage, Alaska, entered into a Shared Services Agreement and a Joint Sales Agreement with GOCOM Holdings, which owns KTBY, an Anchorage, Alaska Fox affiliate.

     The Company has entered into an agreement to acquire substantially all of the assets used in the publication of The Ruidoso News, a bi-weekly newspaper published in Lincoln County, New Mexico for approximately $3.8 million in cash, net of working capital. The acquisition is expected to close on May 31, 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATING RESULTS

Results of Operations

Set forth below is certain summary historical financial data for three and nine month periods ended March 31, 2001 and 2000, including the percentage change.

                        Summary Historical Financial Data
                             (Dollars in thousands)

                                                  Three Months Ended March 31,                  Nine Months Ended March 31,
                                           -----------------------------------------     -----------------------------------------
                                              2001          2000       2001 vs. 2000        2001          2000       2001 vs. 2000
                                           ----------    ----------    -------------     ----------    ----------    -------------
Total Revenues .........................   $  185,186    $  226,365            (18.2)%   $  671,305    $  698,772             (3.9)%

Cost of Sales ..........................       71,842        83,059            (13.5)       246,818       251,317             (1.8)
Selling, General and Adminstrative .....       89,732       108,173            (17.0)       305,614       314,477             (2.8)
Depreciation and Amortization ..........       16,148        14,621             10.4         48,995        45,722              7.2
Interest Expense .......................       21,930        18,416             19.1         60,924        56,087              8.6
Other ..................................        6,224           653            853.1         11,689         4,161            180.9
                                           ----------    ----------    -------------     ----------    ----------    -------------
   Total Costs and Expenses ............      205,876       224,922             (8.5)       674,040       671,764              0.3

Equity Income (loss) in JOA ............        5,199          (135)         3,951.1          6,886         1,813            279.8

Net Income (Loss) ......................   $   14,153    $   (5,016)           382.2%    $   28,677    $    4,520            534.5%
                                           ==========    ==========    =============     ==========    ==========    =============

EBITDA .................................       23,612        35,133            (32.8)       118,873       132,978            (10.6)
Minority Interest EBITDA ...............       (8,158)       (9,312)            12.4        (33,594)      (32,205)            (4.3)
Unconsolidated EBITDA for JOA's ........        8,516         1,112            665.8         10,669         3,617            195.0
                                           ----------    ----------    -------------     ----------    ----------    -------------
   Net EBITDA Available ................   $   23,970    $   26,933            (11.0)    $   95,948    $  104,390             (8.1)
                                           ==========    ==========    =============     ==========    ==========    =============

NOTE: Net EBITDA Available represents the EBITDA available to us after deducting EBITDA related to minority interest and adding the EBITDA of our unconsolidated JOAs. Net EBITDA available is the same under the Summary Supplement Pro Forma Financial Data presented below.

Summary Supplemental Pro Forma Financial Data

The following summary supplemental pro forma financial data presents the results of operations of our investments in JOAs using pro-rata consolidation. Results of York Newspapers Company and the Charleston Newspapers, both operated under JOAs, reflect pro-rata consolidation for all periods presented. Beginning January 23, 2001, The Denver Post Corporation began to operate under the Denver Newspaper Agency JOA. Kearns-Tribune LLC, which owns interest in the Newspaper Agency Corporation JOA, was acquired January 2, 2001. See Note 1 of the unaudited condensed consolidated financial statements for additional discussion of the accounting for JOAs by the Company.

   THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11
                 OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

                        Summary Historical Financial Data
                             (Dollars in thousands)

                                                 Three Months Ended March 31,                Nine Months Ended March 31,
                                           ----------------------------------------    ---------------------------------------
                                              2001         2000       2001 vs. 2000       2001         2000      2001 vs. 2000
                                           ----------   ----------    -------------    ----------   ----------   -------------
Total Revenues .........................   $  241,325   $  227,159              6.2%   $  727,248   $  700,094             3.9%

Cost of Sales ..........................       95,382       83,998             13.6       271,903      253,663             7.2
Selling, General and Adminstrative .....      115,432      108,593              6.3       331,745      315,328             5.2
Depreciation and Amortization ..........       19,291       15,628             23.4        52,347       46,823            11.8
Interest Expense .......................       21,937       18,350             19.5        60,799       55,891             8.8
Other ..................................        6,158          932            560.7        11,663        5,025           132.1
                                           ----------   ----------    -------------    ----------   ----------   -------------
   Total Costs and Expenses ............      258,200      227,501             13.5       728,457      676,730             7.6

Net Income .............................   $   14,153   $   (5,016)           382.2%   $   28,677   $    4,520           534.5%
                                           ==========   ==========    =============    ==========   ==========   =============

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

Revenues

     Revenues decreased $41.2 million or 18.2% in the third quarter of fiscal year 2001 as compared to the same quarter of fiscal year 2000. The decrease in revenue was primarily attributable to the June 30, 2000, sale of the Express-Times, the Gloucester County Times, Today's Sunbeam, The Bridgeton News and the North Jersey Weekly Newspaper Group, the October 31, 2000 sale of Council Bluffs and the change in accounting caused by the Denver JOA, beginning January 23, 2001. The newspaper sales and the change in accounting caused by the Denver JOA were offset in part by the October 1, 2000 acquisition of The Connecticut Post, the October 31, 2000 acquisition of Carlsbad, New Mexico and the October 1, 2000 addition of Marin to the California Newspaper Partnership. Excluding newspaper acquisitions, dispositions, and the Denver Post, our remaining newspaper operations ("existing newspapers") posted a $7.6 million or 5.1% decrease in operating revenues for the third quarter of fiscal year 2001. Certain of our Southern California newspapers experienced the majority of the advertising decrease. The circulation revenue also decreased approximately $1.5 million primarily due to temporary declines in volume at certain of our Southern California newspapers, as a result of a strategy to replace higher churn short term circulation orders with longer term more profitable circulation. This strategy also produces current and long term circulation expense savings. In addition, most of the newspapers in Southern California implemented single copy and home delivery price increases in March and April of 2001 to grow circulation revenue. Partially offsetting these revenue declines, was a $0.9 million increase in internet revenue.

Cost of Sales

     Cost of sales decreased $11.2 million or 13.5% in the third quarter of fiscal year 2001 compared to the same quarter of fiscal year 2000. Excluding the aforementioned acquisitions, dispositions, and The Denver Post, cost of sales decreased 1.1%. The majority of the decrease in cost of sales was caused by a reduction in production expense as a result of a decrease in advertising lineage, partially offset by the increase in newsprint expense. Excluding newspaper acquisitions, dispositions, and The Denver Post, newsprint consumption for the quarter ended March 31, 2001 compared to 2000 was down 8.9%, while the average cost per metric ton of newsprint consumed during these same periods increased approximately 23.5%.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses decreased $18.4 million or 17.0% in the third quarter of fiscal year 2001 as compared to the same quarter of fiscal year 2000. Excluding the aforementioned acquisitions, dispositions, and The Denver Post, SG&A expense decreased approximately 1% in the third quarter of fiscal year 2001. The decrease in SG&A is primarily associated with reduced advertising expense caused by the decrease in advertising revenue and expense cuts implemented as a result of a decline in operating revenue.

Other Expense

     Other expense increased approximately $5.6 million in the third quarter of fiscal year 2001 as compared to the same quarter of fiscal year 2000. The increase is due to one time spending associated with the Denver JOA planning prior to and immediately subsequent to its implementation. The DNA expenses are primarily related to transition team payroll and consulting fees related to integration planning in anticipation of the Denver JOA. We also incurred $1.3 million of bank fees and legal costs associated with the $150.0 million term loan entered into in January 2001.

EBITDA

     Total EBITDA decreased $11.5 million or 32.8% while EBITDA adjusted for minority interest and JOAs decreased $3.0 million or 11.0%. The decrease in EBITDA was due in part to the aforementioned dispositions, which was partially offset by the acquisitions described above and increases in operating expenses at The Denver Post prior to the formation of the JOA on January 23, 2001. EBITDA at existing newspapers after excluding the Denver Post prior to implementation of the JOA on January 23, 2001, decreased 20.9%. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, we believe that EBITDA is an indicator and measurement of our leverage capacity and debt service ability.

Net Income

     MediaNews Group recorded adjusted loss of approximately $26.1 million in the third quarter of fiscal year 2001, after excluding the gains on sale of newspaper assets, net of minority interest of approximately $40.3 million, compared to a loss of $5.0 million for the same period of fiscal year 2000. The increase in adjusted loss is primarily attributable to a $9.5 million increase in income tax expense associated with asset sales; a $3.5 million increase in interest expense as a result of a $170.0 million increase in the average debt outstanding primarily from acquisitions, a $5.6 million increase in other expense, as discussed above and a $7.9 million decrease in operating profit, net of minority interest. These decreases were offset by a $5.3 million increase in equity income in JOAs.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Nine Months Ended March 31, 2001 and 2000

Revenues

     Revenues decreased $27.5 million or 3.9% in the first nine months of fiscal year 2001 as compared to the same period of fiscal year 2000. The decrease in revenue was primarily attributable to the June 30, 2000, sale of the Express-Times, the Gloucester County Times, Today's Sunbeam, The Bridgeton News and the North Jersey Weekly Newspaper Group, the October 31, 2000 sale of Council Bluffs, and the change in accounting for the Denver JOA beginning January 23, 2001. The newspaper sales and the change in accounting caused by the Denver JOA were offset in part by the October 1, 2000 acquisition of the Connecticut Post, the October 31, 2000 acquisition of Carlsbad, New Mexico and the October 1, 2000 addition of Marin to the California Newspaper Partnership. Excluding newspaper acquisitions, dispositions, and The Denver Post, our existing newspaper operations posted a $4.3 million or 0.9% increase in operating revenues for the nine month period of fiscal year 2001. National, classified and preprint revenues at the existing newspapers increased by 1.9%, 4.5% and 3.8%, respectively. The Company's internet revenue increased $1.5 million. However, these increases were offset in part by a 5.2% decrease in retail advertising. Certain of our Southern California newspapers experienced the majority of the retail advertising decrease. Circulation revenue also declined 3.5%, primarily due to temporary declines in circulation volume at certain of our Southern California newspapers as a result of strategy to replace higher churn short term circulation orders with longer term more profitable circulation. This strategy also produces current and long-term circulation expense savings. The majority of our newspapers in Southern California also implemented single copy and home delivery price increases in March and April to grow circulation revenue.

Cost of Sales

     Cost of sales decreased $4.5 million or 1.8% in the first nine months of fiscal year 2001 compared to the same period in fiscal year 2000. Excluding the aforementioned acquisitions, dispositions, and The Denver Post, cost of sales increased 1.2%. The majority of this increase in cost of sales was caused by newsprint price increases. Excluding newspaper acquisitions, dispositions, and The Denver Post, newsprint consumption for the nine months ended March 31, 2001 and 2000 declined 6.2%, while the average cost per metric ton of newsprint consumed during these same periods increased approximately 14.8%.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses decreased $8.9 million or 2.8% in the first nine months of fiscal year 2001 as compared to the same nine month period of fiscal year 2000. Excluding the aforementioned acquisitions, dispositions, and The Denver Post, SG&A expense increased 3.4%. The increase in SG&A is primarily associated with increased advertising commissions in the California Newspaper Partnership associated with their advertising revenue growth in the first half of fiscal year 2001 and increased costs in the internet operation associated with revenue.

Other Expense

     Other expense increased approximately $7.5 million in the nine months of fiscal year 2001 as compared to the same quarter of fiscal year 2000. The majority of the increase is due to increases in our equity losses in our investment in AdOne, $1.3 million in bank fees and legal costs associated with the $150.0 million term loan entered into in January 2001 and one time spending associated with the Denver JOA planning prior to its implementation. The Denver JOA expenses were primarily related to transition team payroll and consulting fees related to integration planning in anticipation of the Denver JOA.

EBITDA

     Total EBITDA decreased $14.1 million or 10.6%, while EBITDA adjusted for minority interest and JOAs decreased $8.4 million or 8.1%. The decrease was due in part to the June 30, 2000, disposition since the proceeds from the sale were not reinvested in the Connecticut Post until October 1, 2000. Also contributing to the decrease were increases in operating expenses at The Denver Post in conjunction with the then pending JOA transaction and increased newsprint prices, which were only offset in part by the aforementioned acquisitions. Excluding the Denver Post, our existing newspapers' EBITDA was down 4.9%, generally due to soft revenue growth and substantially higher newsprint prices. EBITDA represents total revenues less cost of sales and selling, general and administrative expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, we believe that EBITDA is an indicator and measurement of our leverage capacity and debt service ability.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Net Income

     MediaNews Group recorded an adjusted loss of approximately $35.2 million in the first nine months of fiscal year 2001, after excluding the gain on sale of Council Bluffs and the sale of other newspaper assets, net of minority interest, of $63.9 million, compared to an adjusted net income of $2.6 million in the first nine months of fiscal year 2000, after excluding the Company's share of the gain on sale of a CNP newspaper property of approximately $1.4 million. The increase in adjusted loss was primarily attributable to a $13.4 million decrease in operating profit, net of minority interest, primarily as a result of dispositions, strategic spending at the Denver Post and newsprint price increases; a $4.8 million increase in interest expense as a result of a $58.3 million increase in the average borrowings outstanding associated with acquisitions, a $7.5 million increase in other expense discussed above, and a $17.1 million increase in income taxes associated with asset sales. These decreases were offset in part by a $5.1 million increase in equity from JOAs.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash flows from operating activities were approximately $35.1 million and $69.5 million for the nine months ended March 31, 2001 and 2000, respectively. The $34.4 million decrease in cash flow from operating activities was primarily the result of the $15.5 million decrease in EBITDA adjusted for minority interests, a $9.3 million increase in tax payments and a $12.4 million increase in interest and other expenses for the nine months ended March 31, 2001, compared to the same period of the prior year. These decreases were offset by a $5.3 million decrease in the change in operating assets and liabilities due to timing differences and the Denver JOA. Cash flow from operations has also been negatively impacted because cash from The Denver Post is now included in investing activities instead of operations.

     Net cash flows from investing activities were ($316.0) million and ($18.2) million for the nine months ended March 31, 2001 and 2000, respectively. The $297.8 million change was primarily the result of the $399.0 million acquisition of the Connecticut Post, and Kearns-Tribune, LLC, offset by a net $92.2 million increase in proceeds from the sale of newspapers and the $60.0 million payment from Scripps in conjunction with the Denver JOA.

     Net cash flows from financing activities were $139.3 million and ($54.0) million for the nine months ended March 31, 2001 and 2000, respectively. The change of approximately $193.3 million was primarily attributable to our borrowing a net $163.7 million of long term debt in fiscal 2001 compared to paying down a net $23.5 million in fiscal 2000. The increase in borrowings in fiscal year 2001 is associated with acquisitions. The $6.1 million decrease in distributions to minority interest also contributed to the change.

Liquidity

     Based upon current and expected future operating results, we believe that we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. As of March 31, 2001, we have approximately $93.4 million available for future borrowings under our bank credit agreement, net of approximately $2.2 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise.

NEAR TERM OUTLOOK

Newsprint Prices

     North American newsprint suppliers announced a $50 per metric ton price increase for 30 pound newsprint to be effective March 1, 2001. In April, the majority of North American newsprint suppliers announced they were rolling back the March 1, 2001 announced increase by $25 per metric ton. We are uncertain as to whether all or a portion of the remaining $25 price increase will become effective, due to continuing uncertainty about future newsprint demand, resulting from the recent decline in newspaper advertising lineage and more newspapers now being produced using the smaller 50 inch web width. If the price increase is fully implemented, North American 30 pound newsprint will average $635 per metric ton for large newsprint buyers. To minimize the influence of newsprint price fluctuations, we have entered into fixed price newsprint contracts and newsprint swap agreements at a weighted average price of approximately $592 metric tons, representing approximately one third of all MediaNews newsprint usage, assuming our pro rata share of JOA newsprint consumption.