Form 10-K405
period 2001-06-30
GARDEN STATE NEWSPAPERS INC
filed 2001-09-19
CIK 918944

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number
                                              ------------

                              MEDIANEWS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware
(State or other jurisdiction of incorporation or organization)                        22-2675173
                                                                       (I.R.S. Employer Identification Number)
                1560 Broadway, Denver, Colorado
           (Address of principal executive offices)                                      80202
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

Class of Voting Stock and Number of Shares Held by
       Non-Affiliates at September 18, 2001           Market Value Held by Non-Affiliates
--------------------------------------------------    -----------------------------------
 Class A                           157,576 shares                 Unavailable


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

                                                         Number of Shares
                                                         ----------------
               Class A Common Stock                          2,298,346

     Documents Incorporated by Reference: NONE

                                     PART I

ITEM 1. BUSINESS

GENERAL

     MediaNews Group, Inc. ("MediaNews" or "the Company") is the successor issuer to Garden State Newspapers, Inc. MediaNews and its predecessor companies were founded in March 1985 by William Dean Singleton and Richard B. Scudder. We are the seventh largest newspaper company in the United States in terms of circulation, and we control 46 market dominant daily and approximately 80 non-daily newspapers in ten states (including suburban markets in close proximity to the San Francisco Bay area, Los Angeles, New York, Baltimore and Boston). We also own metropolitan daily newspapers in Denver and Salt Lake City. Our principal sources of revenue are print advertising and circulation. Other sources of revenue include commercial printing and electronic advertising. Our newspapers had a combined daily and Sunday paid circulation of approximately 1,829,000 and 2,593,000, respectively, as of March 31, 2001.

     We have grown primarily through strategic acquisitions and partnerships in markets, which we believe, have above average growth potential and to a lesser extent through internal growth. Our main acquisition focus is on newspaper markets contiguous to our own, allowing us to realize certain operating synergies. We refer to this strategy as "clustering". A majority of our newspapers are located in regional clusters, allowing them to achieve higher operating margins through efficient use of labor and equipment and by providing opportunities to sell advertising into other newspapers we own nearby. We occasionally divest newspaper properties when they no longer fit our cluster strategy or when we believe the property's value to us has been maximized. This strategy has enabled us to reinvest sale proceeds in newspaper properties that are available at attractive prices and can be clustered, which has allowed us to achieve greater revenue and EBITDA growth than we otherwise would have been able to achieve.

     Our newspapers are geographically diverse and generally positioned in markets with limited direct competition for local newspaper advertising. We believe our newspaper markets, taken as a whole, have above average population and sales growth potential. Most suburban and small city daily newspapers, such as a majority of the newspapers we own, have leading or sole distribution in the market areas served by the newspaper. Start-ups of new daily newspapers in suburban markets with pre-existing local newspapers are rare. Suburban newspapers address the specific needs of the community by publishing a broad spectrum of local news as well as advertiser-specific editions which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities the local newspaper provides a combination of social and economic services in a way that only it can provide, making it attractive for both consumers and advertisers.

     Sizeable weekly newspapers are generally found in and around metropolitan areas in addition to smaller towns and cities. Suburban weeklies, such as the weekly newspapers operated by our divisions, ANG Newspapers, Los Angeles Newspaper Group, and the Connecticut Post, have several advantages over metropolitan dailies, including (1) a lower cost structure, (2) the ability to publish only on their most profitable days such as one midweek and one weekend day, and (3) the ability to more effectively exploit zoned advertising. Zoned advertising provides a means for small merchants, individuals, and other local advertisers to advertise solely in their own local market at a cost lower than that of a full-run metropolitan daily newspaper. Thus, the typical suburban weekly newspaper has a broader advertiser base and does not rely to the same degree as a metropolitan daily on major retailers for advertising revenues. A majority of our weekly newspapers are distributed in markets where we own and distribute daily newspapers. This strategy allows us to achieve greater market penetration and eliminate or reduce the threat of direct-mail competition in many of our markets.

INDUSTRY BACKGROUND

     Newspaper publishing is the oldest and largest segment of the media industry. We believe the focus on local news has allowed newspapers to remain the dominant medium for local advertising, accounting for over 40% of all local media advertising expenditures in the United States in calendar year 2000. In calendar year 2000, newspaper advertising expenditures in the United States reached an all time high of approximately $48.7 billion, representing a compounded annual growth rate of 6.2% since 1995. Newspapers continue to be viewed as the best medium for retail advertising, which emphasizes the price of goods, in contrast to television, which is generally used for image advertising.

     Readers of newspapers tend to be more highly educated and have higher incomes than non-newspaper readers. For instance, 62% of college graduates and 65% of households with income greater than $75,000 are reported to read a daily newspaper. Management believes that newspapers continue to be the most cost-effective means for advertisers to reach this highly targeted demographic group.

     Total morning daily and Sunday circulation has increased nationally from
29.4 million and 54.7 million in 1980 to 46.8 million and 59.4 million in 2000, respectively. Total reported daily circulation, including evening editions, however, declined nationally from 62.2 million in 1980 to 55.8 million in 2000. This decrease can be directly attributed to the national decline in the circulation of evening newspapers, which is reported to have decreased from 32.8 million in 1980 to 9.0 million in 2000. The decline in evening newspaper circulation is the result of most evening newspapers' inability to compete with existing morning newspapers in the same market. Many evening newspapers have converted to morning newspapers or ceased publishing altogether. Circulation statistics for suburban daily newspapers are not published separately from circulation statistics for daily newspapers as a whole. Reliable circulation statistics for weekly newspapers are not available.

     Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which makes up approximately 40% of newspaper advertising revenues, is the most sensitive to economic improvements or slowdowns as it is affected by employment trends, real estate transactions and automotive sales.

SIGNIFICANT TRANSACTIONS IN FISCAL YEAR 2001

                                                                                               APPROXIMATE              PURCHASE
ACQUISITIONS:                                 EFFECTIVE DATE             LOCATION              CIRCULATION                PRICE
-------------                                 --------------             --------              -----------              --------

Connecticut Post                              October 1, 2000         Bridgeport, CT           78,000 Daily          $194.0 million
                                                                                               89,000 Sunday

Breckenridge American and radio stations      October 1, 2000        Breckenridge, TX           3,700 Bi-weekly      $  1.0 million
  KLXK and KROO

Marin Independent Journal(1)                  October 1, 2000           Marin, CA              40,000 Daily          $           --
                                                                                               40,000 Sunday

Current-Argus(2)                             October 31, 2000          Carlsbad, NM             8,200 Daily          $  7.0 million
                                                                                                8,400 Sunday

Kearns Tribune, LLC and the Salt Lake                                                      (Salt Lake Tribune)
Tribune, a JOA(3)                             January 2, 2001       Salt Lake City, UT        136,000 Daily          $200.0 million
                                                                                              160,000 Sunday
                                                                                              (Combined JOA)
                                                                                              200,000 Daily
                                                                                              230,000 Sunday

Lake County Record-Bee (daily),              February 1, 2001          Lakeport, CA           6,300 Daily only       $  7.3 million
  Clearlake Observer-American,                                                                   Bi-weekly
  Willits News, Penny Slaver, and                                                               & Shoppers
  Bee Smart Shopper(4)

Alamogordo Daily News                         March 31, 2001          Alamogordo, NM            7,200 Daily          $  9.5 million
                                                                                                8,300 Sunday

The Ruidoso News                               May 31, 2001            Ruidoso, NM              6,200 Bi-weekly      $  3.8 million


                                                                                                                         GAIN ON
DISPOSITIONS:                                 EFFECTIVE DATE             LOCATION                SALE PRICE            DISPOSITION
-------------                                 --------------             --------                ----------            -----------

Daily Nonpareil(2)                           October 31, 2000       Council Bluffs, IA          $39.0 million        $ 23.6 million
The Lompoc Record(5)                         January 31, 2001           Lompoc, CA              $ 8.0 million        $  4.6 million


(1) Gannett, Inc. contributed the Marin Independent Journal to the California Newspapers Partnership. Effective with the contribution, MediaNews, Donrey Newspapers, LLC and Gannett's interests in the California Newspapers Partnership were adjusted to 54.23%, 26.28% and 19.49%, respectively. Prior to the contribution, MediaNews held a 58.8% interest in the partnership.

(2) In connection with our sale of the Daily Nonpareil, we received $32.0 million in cash and substantially all of the assets of the Current-Argus, a daily newspaper located in Carlsbad, New Mexico.

(3) We purchased the stock of Kearns-Tribune, LLC. Kearns-Tribune, LLC owns the masthead of the Salt Lake Tribune and a 50% equity interest and a 58% profit distribution interest in the Newspaper Agency Corporation ("NAC"). The NAC is operated under the terms of a JOA between Kearns-Tribune, LLC and the Deseret News Publishing Company. When we acquired Kearns-Tribune, LLC, the NAC had substantial cash and cash equivalents, of which $7.3 million was distributed to us shortly after the acquisition. This distribution from the NAC, and the remaining cash on hand, had the effect of reducing the acquisition price of Kearns-Tribune, LLC to approximately $192.0 million.

(4)  Purchased by the California Newspapers Partnership.

(5)  Owned by the California Newspapers Partnership.

     DENVER NEWSPAPER AGENCY. On January 23, 2001, MediaNews, owner of The Denver Post, and E.W. Scripps Company ("Scripps"), owner of the Rocky Mountain News, began the operations of the Denver Newspaper Agency LLP ("DNA"), operating under its Joint Operating Agreement ("JOA"). DNA is responsible for all business functions for The Denver Post and the Rocky Mountain News, including advertising and circulation sales, production and distribution. The news and editorial functions at The Denver Post and the Rocky Mountain News remain completely separate from DNA. We are responsible for the editorial staff and producing the news and editorial content of The Denver Post. The Denver Post and the Rocky Mountain News are published five days a week as morning editions with the Rocky Mountain News being published exclusively on Saturday and The Denver Post exclusively on Sundays.

     In forming DNA, MediaNews and Scripps each contributed substantially all of their operating assets used in the publication of The Denver Post and the Rocky Mountain News to DNA. In addition to the assets contributed to DNA, Scripps also paid MediaNews $60.0 million to obtain its 50% share in DNA. We recognized a gain of approximately $46.7 million, net of expenses, on the payment from Scripps.

     The DNA is governed by a four person board. MediaNews and Scripps each appointed two members and MediaNews appointed the chairman of DNA for the first four year term. DNA was created under the provisions of the Newspaper Preservation Act of 1970, which allows two newspapers to combine business functions under a Joint Operating Agreement.

OPERATING STRATEGY

     Our strategy is to increase revenues and cash flows through geographic clustering and internal growth. The key components of our long-term internal growth strategy are targeted marketing programs, local news leadership, high quality editorial content and presentation, circulation growth, cost control, internet delivery of news and advertising and strategic partnerships/convergence combining the newspaper with radio, television and the internet to deliver news and advertising. These strategies are more fully described below.

     GEOGRAPHIC CLUSTERING. We have acquired and assembled newspapers, and may continue to acquire newspapers, in contiguous markets. We refer to this strategy as "clustering". Clustering enables us to realize operating efficiencies and economic synergies, such as the sharing of management, accounting, newsgathering, advertising and production functions. In addition, we seek to increase operating cash flows at acquired newspapers by reducing labor costs, page width of the newspapers, and overall improved cost management. Clustering also enables management to maximize revenues by selling advertising into newspapers owned by us in contiguous markets. As a result of clustering, we believe that our newspapers are able to obtain higher operating margins than they would otherwise be able to achieve on a stand-alone basis. The California Newspapers Partnership is an extension of this strategy.

     TARGETED MARKETING PROGRAMS. Through a strong local presence and active community relations, we are able to develop and implement marketing programs that maximize our advertising revenues. We utilize research, demographic studies and zoning (marketing directed to a particular sub-segment of a local area) to develop marketing programs that meet the unique needs of specific advertisers.

     LOCAL NEWS LEADERSHIP. We are dedicated to being the leaders in providing high quality local news. Our newspapers generally have the largest local newsgathering resources in their markets. We believe local news coverage is key to our success. Providing high quality local and regional news makes us unique in our markets. Our newspapers include local editorials, letters to the editors, local sports, weekend sections, highlights of people in the community, in addition to national and international news. With the timeliness and availability of national and world news on television, we believe that providing in-depth local news is invaluable and sets us apart from other news sources, generating reader loyalty and increasing franchise value. Statistics have shown newspapers that focus on local news and content are able to achieve greater market penetration. Additionally, our ongoing involvement in the communities in which we operate not only strengthens our relationships with these communities but also offers our advertisers a superior product for promoting their goods and services.

     HIGH QUALITY EDITORIAL CONTENT AND PRESENTATION. Our newspapers are committed to editorial excellence by providing the proper mix of local and national news to effectively serve the needs of their local markets. In addition, our newspapers are generally produced on modern offset presses and are designed to visually attract readers through attractive layouts and color enhancements. The majority of our newspapers receive awards annually for excellence in various editorial categories in their respective regions and circulation size. During 2000, The Denver Post achieved the highest award for editorial excellence winning a Pulitzer Prize for its coverage of the Columbine High School tragedy. Our other newspapers have received numerous awards from state press associations as well as other peer organizations for their editorial content, local news and sports coverage, and photography.

     CIRCULATION GROWTH. We believe that circulation growth is essential to the creation of long-term franchise value at our newspapers. Accordingly, we have and will continue to make significant investments in promotional and telemarketing campaigns to increase circulation and readership. Our management incentive programs are also designed to reward our publishers for circulation growth, at each of their daily newspapers. We continue to balance our commitment to circulation growth with circulation profit by instituting programs that target the replacement of higher churn short-term circulation orders with longer term, more profitable circulation. This strategy has produced current and long-term circulation profits but may at times decrease circulation volumes in the short-term.

     COST CONTROL. We emphasize cost control with a particular focus on managing staffing requirements. At newspapers with collective bargaining unions, management strives to enter into long-term agreements with minimal annual increases. In addition, we further control labor costs through investments in state-of-the-art production equipment that improve production quality and increases efficiency. We are equally focused on newsprint cost control. Each of our newspapers benefits from discounted newsprint pricing we obtain as the seventh largest newspaper group in the United States. We purchase newsprint from several suppliers under arrangements resulting in what we believe are some of the most favorable newsprint prices in the industry. We have also entered into fixed price newsprint contracts and newsprint swaps, which expire periodically beginning December 31, 2002 through December 31, 2009, as well as newsprint purchasing arrangements with certain of our other suppliers, which delay the adverse effect of newsprint price increases. Based on expected newsprint utilization at MediaNews, including our pro-rata share from the unconsolidated JOAs, approximately 55% of our annual newsprint consumption for fiscal 2002 will be covered by fixed price contracts and newsprint swaps.

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

     INTERNET. To take advantage of the increasing use of the internet and its advertising growth opportunities, we established MediaNews Group interactive ("MNGi"), formerly known as MediaNews Technologies, to develop and maintain websites for each of our daily newspapers. MNGi has developed websites that provide an online editorial presence and full online classified services for each of our daily newspapers. We have also made strategic investments related to our internet strategy in AdOne, Employment Wizard and Mortgage Rate Watch to expand the online features provided to our customers as is more fully described below. Although we believe that providing an online product is important to broaden the reach of our newspapers and ultimately increase our revenues by upselling value added services for our advertisers, we believe that almost all of our customers still prefer the newspaper in a printed form. By being the leading, and in certain instances the sole, provider of local news in most of our markets, we believe that our newspapers are well positioned to respond to and benefit from changes in the way in which advertising, news and information are delivered to customers in the future. Our online newspapers can be found at www.newschoice.com.

     In January 1999, MediaNews, the Hearst Corporation, E.W. Scripps, Donrey Media Group and Advance Publications each acquired a 20.0% interest in AdOne LLC, which was formed to acquire the assets of AdOne Classified Network, Inc. ("AdOne") and its consumer website, abracat.com, a fully searchable classified advertising database. In July 1999, Belo Corporation, Journal Register Company, Lee Enterprises, Media General, Morris Communications Corporation and Pulitzer, Inc. each made an equity investment in AdOne LLC, reducing our interest to approximately 12.1%. AdOne currently provides software tools and hosting services for daily and weekly newspapers throughout the United States, providing tools and services that enable local publishers to focus on successfully extending their classified franchise online. AdOne currently has classified listings from approximately 379 daily and weekly newspapers, which includes newspapers in 43 of the top 50 markets in the United States. At June 30, 2001, AdOne's database averaged 13 million new classified ads each month. In June 2001, AdOne's network was the third highest trafficked network with over 12 million page views. Additionally, AdOne's abracat.com is the classified content provider for Lycos, a portal/web search site. We believe AdOne is solidly positioned to play a leading role in the rapidly expanding online classified marketplace.

     In August 1999, we acquired an 80% interest in Employment Specialists, LLC. We re-launched the website under the name Employment Wizard in December 1999. In June 2001, Employment Specialists, LLC merged with CareerSite, www.careersite.com, which has reduced our interest in Employment Specialists, LLC to approximately 40%. The combination of Employment Wizard and CareerSite provided each company with superior resources to continue to develop and sell internet based application tools that allow jobseekers and employers to search job opportunities and resumes for the best match. Employment Wizard has one of the most powerful and robust employment tools allowing more job seekers and employers to find exact matches. Employment Wizard currently hosts over 150 different e-recruitment sites that support over 40,000 registered advertisers, contains over 250,000 current jobs, supports almost 900,000 registered candidates and serves over 750,000 unique visitors per month. As of June 30, 2001, approximately 80 newspapers are using Employment Wizard as their internet employment vertical, 50 of which are not owned or controlled by MediaNews. Employment advertising is an important revenue stream at our newspapers, and with our investment in Employment Specialists, we are able to integrate and provide the best of newspaper and internet functionality for users and advertisers.

     Mortgage Rate Watch provides various video promotion services to participating realtors and newspaper affiliates. Operating under the name "See It Buy It" (www.seeitbuyit.com), this company provides realtors: the service of video photography of real estate for sale; the conversion of photo shoots into online home tours with full video streaming; and production of brochures, street signs, direct mail pieces, and other items used by realtors in the home sales process. Our newspapers re-sell this service to their realtor customers. In addition, newspapers use the service to gather full video clips of schools, parks, downtown and other public areas, for use on their web sites.

     STRATEGIC PARTNERSHIPS/CONVERGENCE. We have also made strategic investments in other media outlets beginning with our acquisition of our radio stations in and around Graham, Texas, which are operated in conjunction with our weekly newspapers published in and around Graham. In addition, we own the CBS television affiliate and a radio station in Anchorage, Alaska, which is now operated in conjunction with the Fox affiliate in Anchorage under the terms of a Joint Sales Agreement and a Shared Services Agreement.

     Several of our newspapers are currently working with Employment Television, Inc. to produce television shows exclusively focused on employment advertising. This illustrates how newspaper content can be leveraged across multiple platforms (in this case, print, television and internet) to create multimedia packages. While our share of revenue under this multimedia package is currently only a few million dollars, it is growing rapidly.

     As the digital age continues to evolve and FCC rules and regulations change, we will continue to explore ways to leverage our content across multiple platforms with an eye toward profitable new revenue streams. We will continue to develop strategic partners, such as Employment Television, Inc. to assist in the development of this strategy in a cost efficient manner.

     We may, from time to time, make strategic or targeted acquisitions and dispositions. We continually review newspaper acquisition candidates that we believe are under-performing in terms of operating cash flows but have an established history of strong readership, advertiser loyalty and are available at attractive prices. Acquisitions will only be made in circumstances in which we believe that the acquisition will contribute to our overall growth strategy and/or reduce leverage in the short term. We will also continue to make small investments in internet and other electronic media companies and enter into partnerships that complement our existing newspapers or our other electronic media investments.

PAID CIRCULATION

     The following table sets forth paid circulation of each of our daily newspapers. The JOA data reflects only our newspapers' share of the combined circulation:

                                                                                       Paid Circulation at
                                                                                         March 31, 2001
                                                                                 ------------------------------
                                                                                    Daily            Sunday
                                                                                 ------------      ------------
MediaNews Newspapers:
      The Denver Post, Denver, CO (JOA) ......................................        364,451(a)        970,934(a)
      Daily News, Los Angeles, CA ............................................        190,010           200,419
      Salt Lake Tribune, Salt Lake City, UT (JOA) ............................        135,619           161,488
      Long Beach, CA .........................................................         99,372           110,033
      The York Dispatch and York Sunday News, York, PA (JOA) .................         40,606            93,738
      Charleston Daily Mail and Sunday Gazette-Mail, Charleston, WV (JOA) ....         38,152            93,729
      Bridgeport, CT .........................................................         78,455            88,510
      Lowell, MA .............................................................         52,629            55,817
      Pittsfield, MA .........................................................         31,126            35,572
      Las Cruces, NM .........................................................         22,753            25,363
      Lebanon, PA ............................................................         21,408            21,338
      Hanover, PA ............................................................         19,731            21,107
      Farmington, NM .........................................................         17,521            19,148
      Fitchburg, MA ..........................................................         17,208            17,593
      Eastern Colorado Publishing Company, CO ................................         12,576                --
      Brattleboro, VT ........................................................         11,150            12,212
      Carlsbad, NM ...........................................................          8,157             8,401
      Bennington, VT .........................................................          7,569                --
      Alamogordo, NM .........................................................          7,178             8,347
      North Adams, MA ........................................................          7,055                --
      Deming, NM .............................................................          3,673                --
                                                                                 ------------      ------------
         Subtotal ............................................................      1,186,399         1,943,749

California Newspapers Partnership:
      ANG Newspapers, Northern CA ............................................        279,018           278,700
      San Gabriel Valley Newspaper Group, CA .................................        108,869           110,153
      San Bernardino, CA .....................................................         75,435            83,752
      Ontario, CA ............................................................         68,003            75,143
      Chico/Oroville, CA .....................................................         33,599            33,175
      Vallejo, CA ............................................................         20,880            22,178
      Eureka, CA .............................................................         18,826            20,728
      Woodland, CA ...........................................................          9,778            10,038
      Ukiah, CA ..............................................................          7,665             7,779
      Red Bluff, CA ..........................................................          7,039                --
      Redlands, CA ...........................................................          6,968             7,116
      Lakeport, CA ...........................................................          6,339                --
                                                                                 ------------      ------------
         Subtotal ............................................................        642,419           648,762
                                                                                 ------------      ------------

         Total ...............................................................      1,828,818         2,592,511
                                                                                 ============      ============

(a) At March 31, 2001, The Denver Post and the Rocky Mountain News were both still being published seven days a week. Beginning the weekend of April 7, 2001, the newspapers began publishing five days a week as morning editions, with the Rocky Mountain News being published exclusively on Saturday and The Denver Post exclusively on Sunday under the terms of the JOA. Prior to the formation of the JOA, a portion of our customers purchased both The Denver Post and the Rocky Mountain News. As a result of the exclusive Saturday and Sunday newspapers, such duplicative circulation was eliminated and the combined circulation of the JOA has declined.

NEWSPAPER PROPERTIES

     The following is a description of our newspapers and the markets in which they circulate as of the date of this report. The map on the back cover reflects our clustering strategy.

     DENVER. The Denver Post is our largest daily newspaper and, we believe, one of the most respected newspapers in its region. On January 23, 2001, the formation of the Denver Newspaper Agency ("DNA") was completed and The Denver Post and the Rocky Mountain News began to operate under the terms of a JOA. Under the terms of the JOA, all operations, other than news and editorial are controlled by DNA. We are responsible for the editorial staff and producing the news and editorial content of The Denver Post. The Denver Post and the Rocky Mountain News are each published five days a week as morning editions, with the Rocky Mountain News being published exclusively on Saturday and The Denver Post exclusively on Sunday.

     SALT LAKE CITY. The Newspaper Agency Corporation ("NAC"), a partnership owned 50% by Kearns-Tribune, LLC a wholly owned subsidiary of MediaNews, publishes the Salt Lake Tribune and the Deseret News under the terms of a JOA. Net income of the NAC is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company. The NAC controls all business functions other than news and editorial for both newspapers. Kearns-Tribune, LLC is responsible for the editorial staff producing the news and editorial content of the Salt Lake Tribune. The Salt Lake Tribune and the Deseret News are each published seven days a week with the Salt Lake Tribune as a morning edition and the Deseret News as an evening edition.

     LOS ANGELES NEWSPAPER GROUP. The Los Angeles Newspaper Group ("LANG") is located in Los Angeles County, California, and publishes eight daily newspapers. LANG consists of the Daily News, the Press-Telegram, which are owned by MediaNews and newspapers owned by the California Newspapers Partnership, which include the San Gabriel Valley Newspaper Group, San Bernardino, Ontario, and Redlands and are described below under "California Newspapers Partnership". These newspapers cover the San Fernando Valley region of Los Angeles, Long Beach, Pasadena, West Covina, Whittier, San Bernardino, Ontario, and Redlands, California. LANG also publishes several weekly newspapers, in addition to those published by the San Gabriel Valley Newspaper Group, including the Star Watch, El Economico and Vecinos Del Valle (Spanish language newspapers), which are distributed in and around the Los Angeles Newspaper Group markets.

     CHARLESTON. Charleston Newspapers, is a joint venture operated under the terms of a JOA and publishes the Charleston Daily Mail (evening), the Charleston Gazette (morning) six days a week, and the Sunday Gazette-Mail, on Sunday in Charleston, West Virginia. All operations, other than news and editorial are controlled by the joint venture, and profits are split equally. We are responsible for maintaining the editorial staff and producing the editorial content for the Charleston Daily Mail.

     YORK. York Newspaper Company, a partnership owned 57.5% by York Newspapers, Inc. ("YNI"), a wholly owned subsidiary of MediaNews, publishes The York Dispatch, the York Sunday News and the York Daily Record in York, Pennsylvania, approximately 30 miles south of Harrisburg, Pennsylvania and 50 miles north of Baltimore, Maryland. These newspapers are published under the terms of a JOA. All operations, other than news and editorial, are controlled by the partnership. YNI maintains its own editorial staff and produces the news and editorial content of both The York Dispatch and the York Sunday News. The York Dispatch (evening) and the York Daily Record (morning) are published five days a week with the York Daily Record published exclusively on Saturday and the York Sunday News, exclusively on Sunday. The York Newspaper Company also publishes the Weekly Record each Tuesday.

     BRIDGEPORT. The Connecticut Post is located in Bridgeport, Connecticut and publishes a morning newspaper seven days a week, distributed primarily in and around Fairfield County, Connecticut, one of the most affluent counties in the United States. The Connecticut Post also publishes the Westport News, Fairfield Citizen-News, Darien News-Review, and the Norwalk Citizen-News, weekly newspapers distributed in Fairfield County and surrounding areas.

     LOWELL. The Sun is located in Lowell, Massachusetts, approximately 30 miles north of Boston, and publishes an evening newspaper five days a week and morning editions on Saturday and Sunday.

     PITTSFIELD. The Berkshire Eagle is located in Pittsfield, Massachusetts, approximately 30 miles southeast of Albany, New York, and publishes a morning newspaper seven days a week. The Berkshire Eagle also publishes a weekly newspaper, The Eagle Shopper.

     LAS CRUCES. The Las Cruces Sun-News is located in Las Cruces, New Mexico, approximately 45 miles north of El Paso, Texas, and publishes a morning newspaper seven days a week. The Las Cruces Sun-News also publishes the Voz del Valle, a weekly Spanish language newspaper, and The Shopping Times, a weekly shopper.

     LEBANON. The Lebanon Daily News is located in Lebanon, Pennsylvania, approximately 35 miles northeast of York, Pennsylvania. The Lebanon Daily News publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. The Lebanon Daily News also publishes the Palm Advertiser, a weekly newspaper, which is distributed in and around Lebanon, Pennsylvania.

     HANOVER. The Evening Sun is located in Hanover, Pennsylvania, approximately 20 miles southwest of York, Pennsylvania. The Evening Sun publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. The Evening Sun also publishes a weekly newspaper, The Community Sun.

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

     FARMINGTON. The Daily Times is located in Farmington, New Mexico approximately 160 miles northwest of Albuquerque, New Mexico and publishes a morning newspaper seven days a week. The Daily Times also publishes the San Juan Sun and the Four Corners Business Journal, both weekly newspapers.

     EASTERN COLORADO PUBLISHING COMPANY. Eastern Colorado Publishing Company ("Eastern Colorado") publishes the Fort Morgan Times, the Journal-Advocate and the Lamar Daily News, daily newspapers published in Fort Morgan, Sterling and Lamar, Colorado. Each of these daily newspapers also publishes a weekly newspaper, which includes the Morgan Times Review, J.A. Shopper and the Tri-State Trader. These weekly newspapers are distributed free in and around each of the daily newspapers' geographic markets. Eastern Colorado also publishes the Akron News Reporter, Brush News-Tribune, The Burlington Record, The Plains Dealer, The Estes Park Trail Gazette and Julesburg Advocate, paid weekly newspapers distributed in Akron, Brush, Burlington, Estes Park and Julesburg, Colorado.

     BRATTLEBORO. The Brattleboro Reformer is located in Brattleboro, Vermont, approximately 65 miles east of Albany, New York, and publishes a morning newspaper seven days a week. The Brattleboro Reformer also publishes The Town Crier, a weekly shopper.

     CARLSBAD. The Current-Argus is located in Carlsbad, New Mexico, approximately 210 miles south of Las Cruces, New Mexico. The Current-Argus publishes a morning newspaper six days a week (excluding Monday).

     NORTH ADAMS. The North Adams Transcript is located in North Adams, Massachusetts, approximately 30 miles east of Albany, New York, and publishes an evening newspaper six days a week (excluding Sunday).

     BENNINGTON. The Bennington Banner is located in Bennington, Vermont, approximately 35 miles east of Albany, New York, and publishes a morning newspaper five days a week and a weekend edition. The Bennington Banner also publishes the Manchester Journal, a paid weekly newspaper distributed on Wednesdays in Manchester, Vermont, and The Bennington Shopper, a free weekly shopper.

     DEMING. The Deming Headlight is located in Deming, New Mexico, approximately 60 miles west of Las Cruces, New Mexico, and publishes a morning newspaper Monday through Friday.

     ALAMOGORDO. The Alamogordo Daily News is located in Alamogordo, New Mexico, approximately 100 miles northeast of El Paso, Texas and 65 miles east of Las Cruces. The Alamogordo Daily News publishes an evening newspaper Monday through Friday and a Sunday edition.

     GRAHAM. The Graham Leader is located in Graham, Texas, approximately 90 miles northwest of Fort Worth, Texas. The Graham Leader is a biweekly newspaper with total paid circulation of approximately 9,000. Graham Newspapers also publishes the Lake Country Sun, the Lake Country Shopper, and The Olney Enterprise each Thursday; the Jacksboro Gazette-News and The Jack County Herald, weekly newspapers, published each Monday and Thursday, respectively; and the Breckenridge American, a bi-weekly newspaper located nearby in Breckenridge, Texas.

CALIFORNIA NEWSPAPERS PARTNERSHIP

     The California Newspapers Partnership includes the following newspaper properties:

     ANG NEWSPAPERS. ANG Newspapers is headquartered in Oakland, California, and publishes seven morning newspapers. ANG Newspapers consists of the Oakland Tribune, The Daily Review, Tri-Valley Herald, The Argus, Alameda Times-Star, San Mateo County Times, and the Marin Independent Journal. All the newspapers except the San Mateo County Times also publish a Sunday newspaper. These newspapers cover the city of Oakland, California, and affluent suburban markets located immediately south, southeast and southwest of Oakland in Alameda County, Marin and San Mateo County. ANG Newspapers also publishes The Alameda Accent, San Bruno Herald, Daly City Record and Brisbane Bee, Times Weekend, Millbrae Recorder-Progress, The Wave, The Pacifica Tribune, The Milpitas Post, The Fremont Bulletin, The Berryessa Sun and The Coastside Chronicle on Saturday.

     SAN GABRIEL VALLEY NEWSPAPER GROUP. The San Gabriel Valley Newspaper Group, is located in West Covina, California, approximately 10 miles east of Los Angeles California, and publishes three morning daily newspapers, the Pasadena Star-News, San Gabriel Valley Tribune, and Whittier Daily News. These newspapers cover the cities of Pasadena, West Covina and Whittier, California. The San Gabriel Valley Newspaper Group also publishes the Highlander Newspapers, Cheers, Class Force, Pasadena Commerce, The Real Estate Weekly, The Star, Whittier Review, and The Shopper, weekly newspapers distributed in and around these same cities.

     SAN BERNARDINO. The San Bernardino County Sun, is located next to and west of Ontario. The San Bernardino County Sun publishes a morning newspaper seven days a week.

     ONTARIO. The Inland Valley Daily Bulletin is located in Ontario, California, adjacent to West Covina and the San Gabriel Valley Newspaper Group. The Inland Valley Daily Bulletin publishes a morning newspaper seven days a week.

     CHICO/OROVILLE. The Enterprise-Record is located in Chico, California, approximately 150 miles northeast of San Francisco. The Enterprise-Record publishes a morning newspaper seven days a week in Chico and publishes an Oroville edition, The Mercury-Register, six mornings a week (excluding Sunday).

     EUREKA. The Times-Standard is located in Eureka, California, approximately 250 miles north of San Francisco, and publishes a morning newspaper seven days a week. The Times-Standard also publishes three weekly newspapers, Times-Standard Plus, On The Market, and Tri-City Weekly, which are distributed in and around the areas surrounding Eureka, California.

     VALLEJO. The Times-Herald is located in Vallejo California, approximately 40 miles north of Oakland, California and publishes a morning newspaper seven days a week.

     WOODLAND. The Daily Democrat is located in Woodland, California, approximately 50 miles from Vallejo and 100 miles from Chico, California. The Daily Democrat publishes an evening newspaper seven days a week.

     LAKEPORT. The Lake County Record-Bee is located in Lakeport, California, approximately 120 miles from north of San Francisco. The Lake County Record-Bee publishes a morning newspaper five days a week (excluding Sunday and Monday). The Lake County Record-Bee also publishes weekly newspapers and shoppers including the Clearlake Observer-American, Willits News, Penny Slaver, and Bee-Smart Shopper, all distributed in and around Lakeport, California.

     UKIAH. The Ukiah Daily Journal is located in Ukiah, California, approximately 110 miles north of San Francisco and 140 miles south of Eureka, California. The Ukiah Daily Journal publishes an evening newspaper six days a week (excluding Saturday).

     RED BLUFF. The Daily News is located in Red Bluff, California, approximately 40 miles north of Chico, California and publishes an evening newspaper six days a week (excluding Sunday).

     REDLANDS. The Redlands Daily Facts is located in southern San Bernardino County and publishes an evening newspaper six days a week (excludes Saturday).

ADVERTISING AND CIRCULATION REVENUES

     Advertising revenues are the largest component of a newspaper's revenues followed by circulation revenues. Advertising rates at each newspaper are established based upon market size, circulation, readership, demographic makeup of the market, and the availability of alternative advertising media in the marketplace. While circulation revenue is not as significant as advertising revenue, circulation trends can impact the decisions of advertisers and advertising rates.

     Advertising revenue includes RETAIL (local and national department stores, specialty shops, preprinted advertising circulars and other local retailers), NATIONAL (national advertising accounts), and CLASSIFIED advertising (employment, automotive, real estate, private party and personals). The contributions of Retail, National, Classified and Circulation revenue to total revenues for fiscal years 2001, 2000, and 1999 were as follows:

                                                                   Garden State
                                       MediaNews Group,              Newspapers
                                     Inc. & Subsidiaries        Inc. & Subsidiaries
                                 ----------------------------   -------------------
                                               Fiscal Years Ended June 30,
                                 --------------------------------------------------
                                     2001            2000              1999
                                 ------------    ------------   -------------------
Retail .......................             39%             39%               40%
National .....................              6               6                 4
Classified ...................             34              36                33
Circulation ..................             17              16                20
Other ........................              4               3                 3
                                 ------------    ------------      ------------
                                          100%            100%              100%
                                 ============    ============      ============

NEWSPRINT

     Newsprint is one of the largest costs of producing a newspaper. We buy newsprint from several suppliers under arrangements, resulting in what we believe are some of the most favorable long-term newsprint prices in the industry. We also own, through Kearns-Tribune, LLC, a 6% interest in Ponderay Newsprint Company. During fiscal years 2001, 2000, and 1999, we consumed approximately 226,000, 293,000, and 140,000 tons of newsprint, respectively, and, during the same periods, incurred newsprint expense of approximately $126.0 million, $147.2 million, and $75.1 million, respectively. Newsprint expense as a percentage of revenue from our newspaper operations for fiscal years 2001, 2000 and 1999 was approximately 14.9%, 15.7%, and 12.8%, respectively. Newsprint expense in fiscal year 2001 decreased primarily due to the formation of DNA on January 23, 2001. Prior to the formation of DNA, The Denver Post's newsprint expense was consolidated in our results. Now the operations of DNA are accounted for under the equity method. In addition, because The Denver Post, prior to the JOA, had lower circulation rates and lower advertising costs per thousand of distribution than other metro markets of similar size and our market dominant suburban newspapers, our newsprint expense as a percentage of revenue was greater in prior year. See "Near Term Outlook" on page 26 for additional information on of newsprint pricing.

EMPLOYEE RELATIONS

     We employ at our consolidated entities and unconsolidated JOAs approximately 8,500 full-time and 2,700 part-time employees, of which approximately 3,600 are unionized. There has never been a strike or work stoppage against any of our newspapers during our ownership, and we believe that our relations with our employees are generally good.

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

COMPETITION

     Each of our newspapers compete for advertising revenue to varying degrees with magazines, radio, television and cable television, as well as with some weekly publications, direct mail and other advertising media, including electronic media. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. Our suburban and small city daily newspapers are the dominant local news and information source, with strong name recognition in their market and no direct competition from similar daily newspapers published in their markets. However, as with most suburban small city daily newspapers, some circulation competition exists from larger daily newspapers, which are usually published in nearby metropolitan areas.

     We believe larger metro daily newspapers with circulation in our newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. Our daily newspapers capture the largest share of local advertising as a result of their direct coverage of the suburban market by providing our reader with local stories and information that major metropolitan newspapers are unable or unwilling to provide. In addition, we believe advertisers generally regard newspaper advertising as a more effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. We may from time to time compete with other companies which have greater financial resources than us.

ELECTRONIC MEDIA

     Many newspaper companies are now publishing news and other content on the internet. In addition, there are many sites on the internet, which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment, real estate and automotive classified.

     Due to many issues associated with advertising on the internet, such as fragmentation and lack of agreement or meaningful research on how to effectively measure viewers and penetration levels, we do not see advertisers making a significant commitment to advertise on the internet in the near future. Only after the issues mentioned above are resolved do we expect advertising on the internet to grow to meaningful levels. Accordingly, we have invested and will continue to invest in our online strategy, which we believe will allow us to capture our share of the advertising dollars spent on the internet now and in the future.

     MNGi, MediaNews' electronic publishing division, is responsible for developing and maintaining a website for each of our daily newspapers. In the fourth quarter of fiscal year 2001, MNGi began the installation of a state of the art internet publishing system. MNGi also continues to develop strategic alliances to enhance content, functionality and delivery of advertising and information over the internet. In addition, we have made strategic investments in AdOne, Mortgage Rate Watch/See It Buy It, and Employment Specialists, each of which is an integral part of our online strategy. We believe the design, functionality, and content of our websites have attracted viewers that continually return to our websites for news and information, a key for advertisers. Our online newspapers can be found at www.newschoice.com.

ITEM 2. PROPERTY

     Our production facilities are, in most cases, complete newspaper production and office facilities, but also include television and radio stations. The principal operating facilities we own are located in Denver, Sterling, Fort Morgan and Lamar, Colorado; Salt Lake City, Utah; San Mateo, Union City, Marin, West Covina, Long Beach, Woodland Hills, Valencia, Eureka, San Bernardino, Ontario, Chico, Vallejo, Woodland, Lakeport, Fort Bragg, and Red Bluff, California; York, Hanover and Lebanon, Pennsylvania; Pittsfield, North Adams, Lowell, Ayer and Fitchburg, Massachusetts; Bridgeport, Connecticut; Las Cruces, Carlsbad, Alamogordo, and Farmington, New Mexico; Bennington and Brattleboro, Vermont; Graham and Breckenridge, Texas; Anchorage, Alaska; and Charleston, West Virginia. Certain facilities located in Denver, Colorado; Oakland, Pasadena and Pleasanton, California are operated under long-term leases. With the formation of DNA in Denver, the Denver long-term lease obligations were transferred to DNA.

     We believe that all of our properties are generally well maintained, in good condition and suitable for current operations. Our equipment is adequately insured.

ITEM 3. LEGAL PROCEEDINGS

     In December 2000, Salt Lake Tribune Publishing Company ("Salt Lake Publishing") brought a lawsuit and moved for a preliminary injunction against MediaNews, AT&T Corporation, and AT&T Broadband, LLC. That lawsuit is now pending in the United States District Court for the District of Utah as case number 2:00 CV 936. Salt Lake Publishing, the manager of the Salt Lake Tribune, a newspaper owned by our wholly owned subsidiary Kearns-Tribune, LLC ("Kearns LLC"), initially moved to prevent MediaNews from acquiring Kearns LLC from AT&T Broadband, LLC. The district court denied the preliminary injunction motion by order dated December 15, 2000, and we acquired Kearns LLC on January 2, 2001. Salt Lake Publishing filed a second motion for a preliminary injunction claiming that actions taken by Kearns LLC after its acquisition by MediaNews breached a certain Management Agreement and a certain Option Agreement between Kearns, LLC and Salt Lake Publishing, both of which are dated July 31, 1997. That motion sought to restore certain Salt Lake Publishing employees to certain director and officer positions at the Newspaper Agency

Corporation from which they were removed, and to suspend the implementation of various amendments to a Joint Operating Agreement between Kearns LLC and the Deseret News Publishing Company ("Deseret Publishing"), the publisher of the Deseret News, the other party to the Joint Operating Agreement. The District Court granted Salt Lake Publishing's motion in part by order dated February 21, 2001. This order is currently on appeal in the United States Court of Appeals for the Tenth Circuit. Salt Lake Publishing has amended its complaint several times and currently asserts against MediaNews and Kearns, LLC various claims, including claims for breaches of contract, tort claims and claims for declaratory and injunctive relief -- all filed relating to the Management, Option, and Joint Operating Agreements. Salt Lake Publishing seeks, among other things, both compensatory and punitive damages. Salt Lake Publishing recently requested leave to file a fourth amended complaint, which would not significantly change the current complaint as it relates to MediaNews.

     On April 9, 2001, Deseret Publishing brought a lawsuit against Kearns LLC and Salt Lake Publishing that is now pending in the Second Judicial District Court, Davis County, State of Utah as case number 010700147. Deseret Publishing seeks, among other things, declaratory and injunctive relief as to the meaning and enforceability of the Management, Option and Joint Operating Agreements. In particular, Deseret Publishing seeks a declaration that the Management Agreement is unenforceable to the extent that it purports to authorize Salt Lake Publishing to take certain required or permitted actions under the Joint Operating Agreement on behalf of Kearns LLC.

     This litigation with Salt Lake Publishing involves, among other things, the enforceability of the Option Agreement, which purports to provide Salt Lake Publishing with an option to purchase certain assets related to the Salt Lake Tribune in July 2002 at the then fair market price. Our financial advisers have advised us that the current fair market value of those assets is significantly in excess of what we paid for them. Accordingly, although we are not in a position at this time to comment on the likely outcome of the litigation, we do not believe that the litigation will materially affect our financial condition in a negative way. The cost of defending these lawsuits may be substantial. The estimated costs associated with the State of Utah lawsuit, case number 010700147, have been capitalized as acquisition costs through purchase accounting, as the events, which ultimately brought this lawsuit, preceded our acquisition of Kearns LLC.

     The Company is involved in other litigation arising in the ordinary course of business. In our opinion, the outcome of these legal proceedings will not have a material adverse impact on our financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Class A Common Stock is not registered and has no established trading market and is not widely held. As of September 18, 2001, there were 25 shareholders of record.

     We have never paid a dividend on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. In addition, our long-term debt agreements contain covenants, which among other things restrict the payment of dividends to our shareholders.

ITEM 6. SELECTED FINANCIAL DATA

                                                        MediaNews Group,
                                                      Inc. & Subsidiaries       Garden State Newspapers Inc. & Subsidiaries(c)
                                                 ----------------------------   ----------------------------------------------
                                                                         Fiscal Years Ended June 30,
                                                 ----------------------------------------------------------------------------
                                                     2001            2000           1999(b)         1998(b)         1997(b)
                                                 ------------    ------------    ------------    ------------    ------------
                                                                            (Dollars in Thousands)

INCOME STATEMENT DATA(a):
Revenues
     Advertising .............................   $    673,678    $    769,976    $    440,734    $    345,169    $    255,238
     Circulation .............................        144,236         148,194         113,515          93,620          51,264
     Other ...................................         35,272          28,936          15,936          14,421          11,583
                                                 ------------    ------------    ------------    ------------    ------------
Total Revenues ...............................        853,186         947,106         570,185         453,210         318,085


Cost of Sales ................................        313,409         339,660         182,544         150,202         112,476
Selling, General and Administrative ..........        382,549         421,981         253,506         197,872         130,458
Depreciation and Amortization ................         64,480          62,438          43,884          39,279          25,119
Interest Expense .............................         82,241          75,758          56,765          45,629          32,239
Equity Income in Unconsolidated JOAs .........         10,344           2,656           1,894              --              --
Gain on Sale of Newspaper Properties .........         74,255         117,621              --          31,829          30,575
Minority Interest ............................         40,927          34,092          12,295           6,192           5,800
Income Before Income Taxes
     and Extraordinary Items .................         39,271         124,976          10,030          34,392          34,577
Net Income (Loss) ............................         25,227         130,383            (822)         29,600          24,739


OTHER FINANCIAL DATA:
Capital Expenditures .........................   $     19,611    $     25,505    $     13,005    $     11,397    $      9,973
Cash Flow from:
     Operating Activities ....................         42,764          96,181          61,891          63,441          39,040
     Investing Activities ....................       (306,620)        118,144         (70,670)       (208,740)       (149,794)
     Financing Activities ....................        126,373         (74,438)         10,332         137,633         115,699

EBITDA(d) ....................................   $    157,228    $    185,465    $    134,135    $    105,136    $     75,151
Minority Interest EBITDA(d) ..................        (45,647)        (44,298)        (14,939)         (7,021)         (6,561)
Combined EBITDA of Unconsolidated JOAs(d) ....         25,568           4,881           3,279              --              --
                                                 ------------    ------------    ------------    ------------    ------------
EBITDA Available to Company(d) ...............   $    137,149    $    146,048    $    122,475    $     98,115    $     68,590
                                                 ------------    ------------    ------------    ------------    ------------

BALANCE SHEET DATA:
Total Assets .................................   $  1,388,732    $  1,138,892    $    846,454    $    656,979    $    432,295
Long-Term Debt and Capital Leases, net of
     cash and Minority Interest in Long-Term
     Debt ....................................        991,373         683,932         758,937         520,430         346,540
Other Long-Term Liabilities and
     Obligations .............................         23,420          17,633           7,543           6,479           5,092
Total Shareholders' Equity (Deficit) .........         22,737             939        (150,901)         33,547           3,947

----------
  (Footnotes on the following page)

(Footnotes from preceding page)

(a) Revenues and operating expenses are affected by the following significant acquisition and disposition transactions. The revenue numbers provided below are from the actual fiscal year results of operations of the respective newspapers since the date of acquisition or prior to their disposition.

     FISCAL YEAR 2001

     o Effective October 1, 2000, we acquired all of the assets used in the publication of the Connecticut Post, a morning newspaper published in Bridgeport, Connecticut for approximately $194.0 million, net of capital of approximately $5.0 million. This newspaper contributed approximately $48.9 million of revenue in fiscal year 2001.

     o Effective October 1, 2000, The Sun Company of San Bernardino California ("Gannett") contributed the Marin Independent Journal, published in Marin, California, to the California Newspapers Partnership. Effective with the contribution, MediaNews, Donrey Newspapers LLC ("Donrey") and Gannett's interests in the California Newspapers Partnership were adjusted to 54.23%, 26.28% and 19.49%, respectively. Prior to the contribution, MediaNews held a 58.8% interest in the partnership. This newspaper contributed approximately $22.5 million to revenue in fiscal year 2001.

     o Effective October 31, 2000, we sold substantially all the assets used in the publication of the Daily Nonpareil, in Council Bluffs, Iowa and the related daily and weekly newspapers located in the Southwestern Iowa cluster, in exchange for $32.0 million in cash and substantially all the assets of the Current-Argus, a daily newspaper located in Carlsbad, New Mexico, valued at approximately $7.0 million. The sale resulted in a pre-tax gain of approximately $23.6 million. The newspapers in the Southwestern Iowa cluster contributed approximately $4.0 million in revenue in fiscal year 2001 prior to the sale and approximately $11.5 million in fiscal year 2000. The Carlsbad newspaper contributed approximately $2.0 million in revenue in fiscal year 2001.

     o Effective January 2, 2001, we purchased the stock of Kearns-Tribune, LLC for $200.0 million. Kearns-Tribune, LLC owns the masthead of the Salt Lake Tribune and a 50% interest in the Newspaper Agency Corporation ("NAC"). Net income of the NAC is distributed 58% to Kearns-Tribune LLC and 42% to the Deseret News Publishing Company. The NAC publishes the Salt Lake Tribune (morning) and the Deseret News (evening) under the terms of a JOA between Kearns-Tribune, LLC and the Deseret News Publishing Company. We account for our investment in the NAC under the equity method.

     o Effective January 23, 2001, MediaNews Group and E.W. Scripps Company, owner of the Rocky Mountain News, began the operations of the Denver Newspaper Agency. Upon formation of the DNA, MediaNews and Scripps each contributed substantially all of their operating assets used in the publication of The Denver Post and the Rocky Mountain News to DNA. In addition to the assets contributed to DNA, Scripps also paid MediaNews $60.0 million to obtain its 50% interest in the DNA. We recognized a pre-tax gain on the payment from Scripps of approximately $46.7 million. Prior to formation of the DNA, The Denver Post contributed approximately $139.7 million in revenue in fiscal 2001 and approximately $242.5 million in fiscal 2000. Our total revenues have declined because we no longer consolidate the operations of The Denver Post that were transferred to DNA. Our investment in DNA is accounted for under the equity method.

     o Effective January 31, 2001, the California Newspapers Partnership sold substantially all of the assets used in the publication of The Lompoc Record in Lompoc, California for approximately $8.0 million, resulting in a pre-tax gain of approximately $4.6 million. This newspaper contributed approximately $1.8 million in revenue in fiscal year 2001 prior to the sale and approximately $2.8 million in fiscal year 2000.

     o Effective February 1, 2001, the California Newspapers Partnership purchased substantially all of the assets used in the publications of the Lake County Record-Bee, Clearlake Observer-American, Willits News, Penny Slaver, and Bee-Smart Shopper, located in and around Lakeport, California, for approximately $7.3 million. These publications contributed approximately $1.7 million in revenue in fiscal year 2001.

     o Effective March 31, 2001, we purchased substantially all of the assets used in the publication of Alamogordo Daily News, a daily newspaper published in Alamogordo, New Mexico, for $9.5 million. This newspaper contributed approximately $0.6 million in revenue in fiscal year 2001.

     o Effective May 31, 2001, we acquired substantially all of the assets used in the publication of The Ruidoso News, a bi-weekly newspaper published in Ruidoso, New Mexico for approximately $3.8 million. This newspaper contributed approximately $0.1 million in revenue in fiscal year 2001.

     FISCAL YEAR 2000

     o In fiscal year 2000, MediaNews and Garden State merged, with MediaNews as the surviving entity and the successor issuer to Garden State Newspapers, Inc. MediaNews, which owns 80% of the Denver Post Corporation, has been consolidated with the operations of MediaNews effective July 1, 1999.

     o Effective July 31, 1999, the California Newspapers Partnership sold the assets of The Hemet News and Moreno Valley Times for pre-tax gain of approximately $3.3 million. These newspapers each contributed approximately $0.4 million to revenue in fiscal year 2000 and 1999, respectively.

     o Effective October 1, 1999 and January 1, 2000, the California Newspapers Partnership purchased a shopper in Ukiah, California and a weekly newspaper in Milpitas, California, respectively, for approximately $2.7 million. These weekly newspapers contributed approximately $1.4 million to revenue in fiscal year 2000.

     o Effective October 31, 1999, we acquired substantially all of the assets used in the publication of the Deming Headlight, a morning newspaper published in Deming, New Mexico, for approximately $2.0 million cash. This newspaper contributed approximately $0.7 million in revenue during 2000.

     o Effective March 1, 2000, we acquired substantially all the assets used in the publication of six weekly newspapers and three monthly publications, distributed in and around Ayer, Massachusetts, for approximately $4.2 million. These weekly newspapers contributed approximately $0.8 million to revenue in fiscal year 2000.

     o Effective May 26, 2000, we acquired the stock of Northern Television, Inc. KTVA, a CBS affiliate broadcasting in Anchorage, Alaska, for approximately $7.0 million. KTVA contributed $0.3 million to revenue in fiscal year 2000.

     (Footnotes continued on following page)

     (Footnotes continued from preceding page)

     o Effective June 30, 2000, we sold substantially all of the assets used in the publication of The Express Times, in Easton, Pennsylvania; the Gloucester County Times, in Woodbury, New Jersey; Today's Sunbeam, in Salem, New Jersey; The Bridgeton News, in Bridgeton, New Jersey and our North Jersey weekly newspapers for $145.0 million. We recognized a pre-tax gain on the sale of approximately $114.3 million. These newspapers contributed approximately $55.0 million and $53.3 million of revenue in fiscal years 2000 and 1999, respectively.

     FISCAL YEAR 1999

     o Effective August 22, 1998 we acquired a 50% interest in Charleston Newspapers, for approximately $47.0 million, a joint venture, which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening), six days a week and the Sunday Gazette-Mail, under the terms of a JOA. We account for our investment in Charleston Newspapers under the equity method.

     o Effective October 1, 1998 we acquired substantially all of the assets used in the publication of the Daily Times, a morning newspaper published in Farmington, New Mexico for approximately $14.9 million. This newspaper contributed approximately $5.0 million of revenue in fiscal year 1999.

     o Effective March 31, 1999, through our wholly owned subsidiary, West Coast MediaNews LLC, we formed the California Newspapers Partnership with Donrey Newspapers LLC ("Donrey") and the Sun Company of San Bernardino California ("Gannett"). We contributed ANG Newspapers, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers Group, which includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka, California in exchange for a 58.8% partnership interest. The Donrey and Gannett newspapers contributed to the partnership added approximately $31.6 million of revenue in fiscal year 1999.

     FISCAL YEAR 1998

     o Effective July 31, 1997, we acquired substantially all the assets used in the publication of The Sun, an evening newspaper published in Lowell, Massachusetts, for approximately $60.8 million. This newspaper contributed $22.3 million of revenue in fiscal 1998.

     o Effective December 5, 1997, we sold substantially all the assets used in the publication of the North Jersey Herald & News and sixteen weekly publications for $43.0 million. We recognized a pre-tax gain on the sale of approximately $31.8 million. These newspapers contributed $16.2 million of revenues prior to the sale in fiscal year 1998.

     o Effective December 16, 1997, we acquired substantially all the assets used in the publication of the Press-Telegram, a daily newspaper published in Long Beach, California, for approximately $38.2 million. This newspaper contributed approximately $22.7 million of revenue in fiscal year 1998.

     o Effective January 29, 1998, we acquired substantially all the assets used in the publication of the Daily News, a daily newspaper published in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million. This newspaper contributed approximately $36.9 million of revenue in fiscal year 1998.

     o Effective May 1, 1998, we acquired substantially all the assets used in the publication of the Valley News Today, a morning newspaper published five times a week in Shenandoah Iowa, and seven weekly publications distributed primarily in Shenandoah and Dennison, Iowa, for approximately $5.7 million. These newspapers contributed approximately $0.7 million of revenue in fiscal year 1998.

     o Effective May 11, 1998 we acquired substantially all the assets used in the publication of The Tri-City Weekly, a weekly newspaper published in Eureka, California for approximately $3.1 million. This newspaper contributed approximately $0.4 million of revenue in fiscal year 1998.

(b) CHANGE IN ACCOUNTING PRINCIPLE. Effective June 15, 2000, the Financial Accounting Standards Board issued EITF Issue 00-1, which required us to change our method of accounting for JOAs from pro-rata consolidation to:
     (i) consolidation for the JOAs we control, and (ii) the equity method for the JOAs we do not control. Accordingly, fiscal year 1999, 1998 and 1997 financial statements have been reclassified to reflect this change in accounting. Our JOAs new for fiscal year 2001 are both accounted for under the equity method.

(c) CORPORATE REORGANIZATION. During fiscal year 1999 and 2000 we underwent a corporate reorganization, whereby, MediaNews Group, Inc. (MediaNews) became the successor issuer to Garden State Newspapers, Inc. The reorganization included our June 30, 1999 purchase of an additional 20% interest in the Denver Post Corporation, bringing our total ownership interest in the Denver Post Corporation to 80%. In addition, the Denver Post Shareholder Agreement was modified, giving us control of the Denver Post Corporation board of directors. Accordingly, effective June 30, 1999, the Denver Post Corporation became a consolidated subsidiary. Additionally, on September 1, 1999, Garden State Newspapers, Inc. was merged into MediaNews, with MediaNews as the surviving corporation. As a result of this reorganization, the consolidated financial statement data for fiscal years 2001 and 2000 include the consolidated results of MediaNews and its subsidiaries (including the Denver Post Corporation, parent company for The Denver Post and Eastern Colorado Publishing Company). The consolidated financial statement data for fiscal years 1999, 1998 and 1997 include Garden State Newspapers, Inc. information only.

(d) EBITDA AND EBITDA AVAILABLE TO COMPANY. EBITDA and EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. EBITDA and EBITDA Available to Company should not be considered as a measure of profitability, liquidity or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in our consolidated financial statements or any other GAAP measure as an indicator of our performance.

     EBITDA is calculated by deducting cost of sales, selling and general and administrative expense from total revenues. EBITDA Available to Company is calculated by: (i) reducing EBITDA by the minority's interest in the EBITDA generated from the California Newspapers Partnership, York Newspaper Company, and the Denver Post Corporation, our less than 100% owned consolidated subsidiaries; and (ii) increasing EBITDA by our combined proportionate share of the EBITDA generated by our unconsolidated JOAs, in Denver, Salt Lake City and Charleston.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following analysis of the financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of MediaNews Group, Inc. and the notes thereto appearing elsewhere herein.

OVERVIEW

     We are in the business of owning and operating daily and weekly newspapers and websites related thereto. In addition, we own radio stations in Graham and Breckenridge, Texas and Anchorage, Alaska. We also own a CBS affiliate television station in Anchorage, Alaska. However the combined results of these non-newspaper operations are insignificant to us, comprising less than 0.5% of our consolidated revenue. Our newspapers derive their revenues primarily from advertising and circulation. Our primary operating expenses (before depreciation and amortization) are employee salaries, newsprint, marketing, and distribution.

     Since our inception, we have grown primarily through acquisitions, some of which are leveraged. A large portion of the value of the assets acquired in these transactions are attributable to intangible assets, principally subscriber accounts, mastheads and goodwill, which we believe are generally the most valuable assets of a newspaper. As a result amortization expense associated with these intangible assets, interest expense associated with acquisition indebtedness, debt fees and make whole premiums, we have historically operated at a loss or near break-even levels (before factoring in the gain from the sale of newspaper properties).

BASIS OF PRESENTATION

     As a result of the reorganization previously discussed, the consolidated financial statements dated June 30, 2001 and 2000 include the consolidated results of operations of MediaNews and its subsidiaries, which includes The Denver Post Corporation and the operations of the company formerly known as Garden State Newspapers, Inc. and subsidiaries ("Garden State"). The financial statement data for June 30, 1999, included in this Form 10-K, only includes Garden State.

     Since July 1, 1998, we have completed several strategic transactions that have significantly affected our financial condition and results of operations. The following is a summary of these transactions.

     Fiscal 2001 Transactions

     Effective October 1, 2000, we acquired all of the assets used in the publication of the Connecticut Post, a morning newspaper published in Bridgeport, Connecticut for approximately $194.0 million in cash, net of working capital of approximately $5.0 million and post closing adjustments. Proceeds of approximately $145.0 million from the sale of newspapers on June 30, 2000 and borrowings under our bank credit facility were used to fund the acquisition.

     Effective October 1, 2000, Gannett contributed the Marin Independent Journal, published in Marin, California, to the California Newspapers Partnership. Effective with the contribution, MediaNews, Donrey and Gannett's interests in the California Newspapers Partnership were adjusted to 54.23%, 26.28% and 19.49%, respectively. Prior to the contribution, MediaNews held a 58.8% interest in the partnership. The Marin Independent Journal is operated in conjunction with the ANG Newspapers.

     Effective October 31, 2000, we sold substantially all the assets used in the publication of the Daily Nonpareil, in Council Bluffs, Iowa and the related daily and weekly newspapers located in the Southwestern Iowa cluster, in exchange for $32.0 million in cash and substantially all the assets of the Current-Argus, a daily newspaper published in Carlsbad, New Mexico, valued at approximately $7.0 million, plus adjustments for working capital. The sale resulted in a pre-tax gain of approximately $23.6 million.

     Effective January 2, 2001, we purchased the stock of Kearns-Tribune, LLC for approximately $192.0 million, net of cash on hand at the Newspaper Agency Corporation ("NAC"), $7.3 million of which was distributed to us shortly after the acquisition. Kearns-Tribune, LLC owns the masthead of the Salt Lake Tribune and a 50% interest in the NAC. The NAC is operated under the terms of a JOA between Kearns-Tribune, LLC and the Deseret News Publishing Company, which publishes the Deseret News. While Kearns-Tribune, LLC owns 50% of the NAC, net income of the JOA is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Fiscal 2001 Transactions (continued)

     Effective January 23, 2001, MediaNews Group and E.W. Scripps Company ("Scripps"), owner of the Rocky Mountain News, completed the formation of the Denver Newspaper Agency ("DNA"). Upon formation of DNA, MediaNews and Scripps each contributed substantially all of their operating assets used in the publication of The Denver Post and the Rocky Mountain News to DNA. In addition to the assets contributed to DNA, Scripps paid MediaNews $60.0 million to obtain its 50% interest in the Agency. We have recognized a gain of approximately $46.7 million, net of expenses, on the payment from Scripps.

     Effective January 31, 2001, the California Newspapers Partnership sold substantially all of the assets used in the publication of The Lompoc Record in Lompoc, California for approximately $8.0 million in cash, net of working capital. The sale resulted in a pre-tax gain of approximately $4.6 million. Proceeds from this sale were used to purchase the assets in Lakeport, California discussed below.

     Effective February 1, 2001, the California Newspapers Partnership purchased substantially all of the assets used in the publications of the Lake County Record-Bee, Clearlake Observer-American, Willits News, Penny Slaver, and Bee-Smart Shopper, all of which are located in and around Lakeport, California, for approximately $7.3 million in cash, net of working capital.

     Effective March 31, 2001, we purchased substantially all of the assets used in the publication of Alamogordo Daily News, a daily newspaper published in Alamogordo, New Mexico, for $9.5 million in cash, net of working capital.

     Effective May 31, 2001, we acquired substantially all of the assets used in the publication of The Ruidoso News, a bi-weekly newspaper published in Ruidoso, New Mexico for approximately $3.8 million in cash, net of working capital.

     Fiscal 2000 Transactions

     Effective July 31, 1999, the California Newspapers Partnership sold the assets of The Hemet News and Moreno Valley Times for a pre-tax gain of approximately $3.3 million. A portion of the proceeds from the sale was used to purchase the California Newspapers Partnership newspaper assets described below. The remaining cash was distributed to the partners in the California Newspapers Partnership.

     Effective October 1, 1999 and January 1, 2000, California Newspapers Partnership purchased The Hometown Shopper in Ukiah, California and a weekly newspaper the Milpitas Post, in Milpitas, California, respectively. The purchase price of approximately $2.7 million included cash and future payments under covenants not to compete.

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

     Fiscal 1999 Transactions

     Effective August 22, 1998, we acquired a 50% interest in Charleston Newspapers for approximately $47.0 million. Charleston Newspapers is a joint venture, which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening), six days a week and the Sunday Gazette-Mail, under the terms of a JOA. The acquisition included rights to the masthead of the Charleston Daily Mail. The news and editorial functions are completely separate from the JOA and thus, we are responsible for the editorial content of the Charleston Daily Mail.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Fiscal 1999 Transactions (continued)

     Effective October 1, 1998, we acquired substantially all of the assets used in the publication of the Daily Times, a morning newspaper published in Farmington, New Mexico, for approximately $14.9 million in cash and discounted notes with the prior owners.

     Effective March 31, 1999, through our wholly owned subsidiary, West Coast MediaNews LLC, we formed the California Newspapers Partnership with Donrey Newspapers LLC ("Donrey") and the Sun Company of San Bernardino California ("Gannett"). We contributed ANG Newspapers, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers, which includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka, California; and all the weekly publications published by these daily newspapers in exchange for a 58.8% partnership interest. Donrey contributed ten daily newspapers and two non-daily newspapers, located in California, most of which are located in close proximity to our newspaper publications, in exchange for a 28.5% partnership interest. Gannett contributed the San Bernardino County Sun in exchange for a 12.7% partnership interest. The properties comprising the California Newspapers Partnership and the related partners' interests have changed to reflect the fiscal 2001 contribution of Marin to the Partnership.

RESULTS OF OPERATIONS

     Set forth below is certain summary historical financial data for fiscal years ended 2001, 2000, and 1999, in each case including the percentage change between fiscal years.

                                                                     Summary Historical Financial Data
                                                                           (Dollars in thousands)

                                                    MediaNews Group, Inc.       Garden State
                                                       & Subsidiaries         Newspapers, Inc.
                                                ----------------------------  ----------------
                                                        Fiscal Years Ended June 30,                    Fiscal Years Ended June 30,
                                                ----------------------------------------------       ------------------------------
                                                    2001            2000            1999(a)          2001 vs. 2000    2000 vs. 1999
                                                ------------    ------------     -------------       -------------    -------------

Total Revenues ..............................   $    853,186    $    947,106     $    570,185                (9.9)%           66.1%

Cost of Sales ...............................        313,409         339,660          182,544                (7.7)            86.1
Selling, General and Administrative .........        382,549         421,981          253,506                (9.3)            66.5
Depreciation and Amortization ...............         64,480          62,438           43,884                 3.3             42.3
Interest Expense ............................         82,241          75,758           56,765                 8.6             33.5
Other .......................................         14,908           8,478           13,055                75.8            (35.1)
                                                ------------    ------------     ------------        ------------     ------------
   Total Costs and Expenses .................        857,587         908,315          549,754                (5.6)            65.2

Equity Income in Unconsolidated JOAs ........         10,344           2,656            1,894               289.5             40.2

Minority Interest ...........................         40,927          34,092           12,295                20.0            177.3

Net Income (Loss) ...........................         25,227         130,383             (822)              (80.7)             (b)

EBITDA ......................................   $    157,228    $    185,465     $    134,135               (15.2)%           38.3%
Minority Interest EBITDA(c) .................        (45,647)        (44,298)         (14,939)                3.0            196.5
Combined EBITDA of Unconsolidated JOAs(d) ...         25,568           4,881            3,279               423.8             48.9
                                                ------------    ------------     ------------        ------------     ------------
   EBITDA Available to Company ..............   $    137,149    $    146,048     $    122,475                (6.1)%           19.2%
                                                ------------    ------------     ------------        ------------     ------------

     (a) Effective June 15, 2000, the Financial Accounting Standards Board issued EITF Issue 00-1, which required us to change our method of accounting for JOAs from pro-rata consolidation to: (i) consolidation for the JOAs we control, and (ii) the equity method for the JOAs we do not control. Accordingly, the fiscal year 1999 data above has been reclassified to reflect this change in accounting. While all periods presented above reflect this change in accounting, fiscal year 2001 comparisons are difficult since The Denver Post operations, after formation of DNA on January 23, 2001, are no longer consolidated and are now included in Equity Income in Unconsolidated JOAs as explained in footnote (d). However, editorial expenses of The Denver Post continue to be reflected in cost of sales, reducing our operating margins.

     (b)  Not meaningful.

     (c) Includes minority interest in EBITDA of the California Newspapers Partnership, the Denver Post Corporation and York Newspaper Company.

     (d) Includes our proportionate share of EBITDA from JOAs in Denver, Salt Lake City, and Charleston.

     SUMMARY SUPPLEMENTAL PRO FORMA FINANCIAL DATA

     The following summary supplemental pro forma financial data presents the results of operations of our JOA investments using pro-rata consolidation. Our JOAs include York Newspaper Company, and Charleston Newspapers for all periods presented, The Denver Newspaper Agency since inception, and the Newspaper Agency Corporation (Salt Lake City) since acquisition. Prior to the Financial Accounting Standards Board issuing EITF 00-1, we presented the results of our JOA operations using pro-rata consolidation. See Note 3 of the consolidated financial statements for additional discussion of the accounting for our JOAs.

   THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11 OF
                  REGULATION S-X FOR PRO FORMA FINANCIAL DATA

                                                               Pro Forma Financial Data
                                                                (Dollars in thousands)

                                            MediaNews Group, Inc.       Garden State
                                                & Subsidiaries        Newspapers, Inc.
                                        ----------------------------  ----------------
                                                   Fiscal Years Ended June 30,             Fiscal Years Ended June 30,
                                        ---------------------------------------------     ------------------------------
                                            2001            2000             1999         2001 vs. 2000    2000 vs. 1999
                                        ------------    ------------     ------------     -------------    -------------

Total Revenues ......................   $    979,208    $    948,508     $    568,637               3.2%            66.8%

Cost of Sales .......................        367,295         342,764          183,845               7.2             86.4
Selling, General and Administrative..        436,993         423,741          254,923               3.1             66.2
Depreciation and Amortization .......         72,890          63,820           44,825              14.2             42.4
Interest Expense ....................         82,161          75,489           56,479               8.8             33.7
Other ...............................         21,027           8,798           13,014             139.0            (32.4)
                                        ------------    ------------     ------------      ------------     ------------
   Total Costs and Expenses .........        980,366         914,612          553,086               7.2             65.4

Minority Interest ...................         30,596          26,541            5,521              15.3            380.7

Net Income (Loss) ...................         25,227         130,383             (822)            (80.7)             (a)

EBITDA ..............................   $    174,920    $    182,003     $    129,869              (3.9)%           40.1%
Minority Interest EBITDA(b) .........        (37,771)        (35,955)          (7,394)              5.1            386.3
                                        ------------    ------------     ------------      ------------     ------------
   EBITDA Available to Company ......   $    137,149    $    146,048     $    122,475              (6.1)%           19.2%
                                        ============    ============     ============      ============     ============

     (a)  Not meaningful.

     (b) Includes minority interest in EBITDA of the California Newspapers Partnership and the Denver Post Corporation.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2001 AND 2000

REVENUES

     Revenues decreased $93.9 million or 9.9% in fiscal year 2001 as compared to fiscal year 2000. The decrease in revenues was primarily attributable to the January 23, 2001 formation of the DNA, after which we no longer consolidate the results of The Denver Post, the sale of our Southwestern Iowa newspaper cluster, including the Daily Nonpareil, in Council Bluffs, Iowa, and our other fiscal year 2001 dispositions previously discussed. These decreases were offset in part by an increase in revenues related to our fiscal year 2001 acquisitions, including our October 1, 2000 acquisition of the Connecticut Post, the October 1, 2000 contribution of Marin to the California Newspapers Partnership and our smaller New Mexico and California acquisitions that were completed in fiscal year 2001. Excluding newspaper acquisitions, dispositions, and the formation of the DNA, our remaining newspaper operations ("existing newspapers") experienced a $6.0 million or 1.0% decrease in revenues in fiscal year 2001. National advertising and classified advertising revenues remained relatively flat for the year as a whole (second half decreases offset first half increases), while retail advertising revenues and circulation revenues experienced decreases of 2.7% and 3.0%, respectively. The majority of the decrease in these two revenue categories came from our southern California newspapers. The decrease in retail advertising revenues is due to the economic slowdown that has been experienced throughout the United States; however, the effects of the downturn in the economy hit southern California earlier in fiscal year 2001 than the rest of our operations. The decrease in circulation revenues was primarily due to temporary declines in circulation volume at certain of our southern California newspapers as a result of our strategy to replace higher churn, short-term circulation orders with more profitable, long-term circulation. This strategy has produced both short-term and long-term circulation expense savings but at times may decrease circulation volumes in the short-term. In an effort to grow circulation revenues, the majority of our southern California newspapers also implemented single copy and home delivery price increases in the fourth quarter of fiscal year 2001. In addition to the changes described above, revenue from our internet operations in fiscal 2001 has increased $3.2 million as compared to fiscal year 2000.

COST OF SALES

     Cost of sales decreased $26.3 million or 7.7% in fiscal year 2001 compared to fiscal year 2000. The aforementioned acquisitions, dispositions, and formation of the DNA, were responsible for the majority of this change. Cost of sales, excluding these transactions increased $1.1 million or 0.5%. The majority of this increase in cost of sales was caused by newsprint price increases. On an existing newspapers basis, our fiscal year 2001 newsprint consumption declined by approximately 6.3% as compared to fiscal year 2000, while the average cost per metric ton of newsprint consumed during these same periods increased approximately 11.9%.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses decreased $39.4 million or 9.3% in fiscal year 2001 as compared to fiscal year 2000. The aforementioned acquisitions, dispositions, and formation of the DNA, were responsible for the majority of this change. SG&A, excluding these transactions, increased $3.4 million or 1.2%. The increase in SG&A on a existing newspapers basis is primarily the result of increased advertising commissions in the California Newspapers Partnership associated with their substantial advertising revenue growth in the first half of fiscal year 2001 and increased costs associated with the growth experienced in our internet operations. These cost increases have been partially offset by cost reductions related to the circulation strategy discussed above and cost cutting measures we put in place in the second half of fiscal year 2001 to reduce expenses.

INTEREST EXPENSE

     Interest expense increased $6.5 million in fiscal year 2001 as compared to fiscal year 2000. Interest expense increased as a result of an $82.3 million, or 9.5%, increase in average debt outstanding, primarily associated with acquisitions, net of proceeds from dispositions. The increase in average debt was offset by a 100 basis point reduction in the weighted average cost of debt, primarily associated with changes in short-term interest rates in fiscal year 2001.

OTHER EXPENSE

     Other expense increased approximately $6.4 million in fiscal year 2001 as compared to fiscal year 2000. The majority of the increase is due to increases in equity losses from our investment in AdOne, $1.3 million in bank fees and legal costs associated with the $150.0 million term loan entered into in January 2001, and the non-recurring costs associated with the formation of the DNA. The DNA expenses were primarily related to transition team payroll and consulting fees related to integration planning in anticipation of the Denver JOA. An additional component of other expense is the ongoing accretion of the cost to repurchase an option held by a third party to acquire one of our newspapers. The holder of the option cannot exercise the option prior to January 2003 and may hold the option until 2010.

EQUITY INCOME IN UNCONSOLIDATED JOAS

     Equity income in unconsolidated JOAs represents our share of the net income from our unconsolidated JOA operations, which as of June 30, 2001 includes Charleston Newspapers, the Denver Newspaper Agency, and the Newspaper Agency Corporation (NAC) in Salt Lake City. The $7.7 million increase in equity income in unconsolidated JOAs in fiscal year 2001 compared to fiscal year 2000 is due primarily to the January 23, 2001 formation of DNA and the January 2, 2001 acquisition of our interest in NAC. The increase associated with the addition of DNA and NAC were partially offset by a decrease in the results of operations of Charleston Newspapers in fiscal year 2001 compared to fiscal year 2000 caused by the advertising slowdown in the second half of the year.

EBITDA

     EBITDA Available to Company (inclusive of our share of JOAs and exclusive of minority interest) declined $8.9 million or 6.1% in fiscal year 2001 as compared to fiscal year 2000. Approximately $9.6 million of the decrease in EBITDA Available to Company is due to a decrease in EBITDA, net of minority interest, from the Denver Post. EBITDA at the Denver Post decreased primarily as a result of implementing a strategy, prior to our agreement to form the Denver JOA in May 2000, in which The Denver Post sought to grow circulation volumes by selling low priced long-term circulation orders. The result was a large growth in circulation volumes, newsprint and delivery cost, with little revenue to offset the substantial cost increase. Also contributing to the decrease in The Denver Post EBITDA was the fact that integration efforts under the JOA did not get under way until April 2001, and once it did, the economic downturn in Denver eroded much of the cost savings initially achieved in the JOA. EBITDA Available to Company from our existing newspapers (other than The Denver Post), decreased $10.3 million as a result of the previously discussed decrease in revenues and increase in newsprint expense. These decreases in EBITDA Available to Company were partially offset by the $10.9 million net increase in EBITDA associated with the previously discussed acquisition and disposition transactions and the contribution of Marin to the California Newspapers Partnership. EBITDA Available to Company is not a measure of performance recognized under GAAP. However, we believe it is an indicator and measurement of our leverage capacity and debt service ability. EBITDA Available to Company is calculated by: (i) reducing EBITDA by the minority's interest in the EBITDA generated from the California Newspapers Partnership, York Newspaper Company, and the Denver Post Corporation, our less than 100% owned consolidated subsidiaries; and (ii) increasing EBITDA by our combined proportionate share of the EBITDA generated by our unconsolidated JOAs, in Denver, Salt Lake City, and Charleston.

NET INCOME

     We reported an adjusted loss of approximately $38.3 million for fiscal year 2001, after excluding the $23.6 million gain on sale of Council Bluffs, the $46.7 million gain from the payment from Scripps and the $4.6 million gain on the sale of Lompoc, net of minority interest. This compares to an adjusted net income of $15.6 million in fiscal year 2000, after excluding our share of the gains on sales of newspaper properties of approximately $116.3 million and a $1.5 million loss on the sale of land and buildings in California Newspapers Partnership ("CNP"). The increase in adjusted loss was primarily attributable to a $29.6 million decrease in operating profit, net of minority interest, primarily as a result of dispositions, the formation of DNA, the economic slowdown which affected our revenues, newsprint price increases, a $6.3 million increase in interest expense, a $6.4 million increase in other expense discussed above, and a $19.0 million increase in income taxes associated with asset sales. These decreases were offset in part by a $7.7 million increase in equity income in unconsolidated JOAs.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

REVENUES

      Revenues increased $376.9 million or 66.1% in the fiscal year 2000 as compared to fiscal year 1999. The increase in revenue was primarily attributable to the October 1, 1998 acquisition of the Daily Times published in Farmington, New Mexico; the consolidation of The Denver Post, and including a full year of operations of the CNP as compared to three months of CNP operations in fiscal year 1999. Excluding the acquisition of the Daily Times, the consolidation of The Denver Post and the effects of CNP, existing newspaper operations had a 5.4% increase in operating revenues in fiscal year 2000. Advertising revenues at existing newspapers increased by approximately 6.5%, driven by continued growth in all advertising categories.

COST OF SALES

      Cost of sales increased $157.1 million or 86.1% in fiscal year 2000 compared to fiscal year 1999. The aforementioned fiscal year 2000 acquisition, consolidation of The Denver Post and CNP caused the majority of the cost of sales increase in fiscal year 2000. Excluding these transactions, cost of sales decreased 2.5%.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased $168.5 million or 66.5% in fiscal year 2000 as compared to fiscal year 1999. The fiscal year 2000 acquisition discussed above, consolidation of The Denver Post and CNP caused the majority of the SG&A expense increase in fiscal year 2000. Excluding these transactions, SG&A expense increased approximately 10.5%. Excluding corporate, SG&A expense increased approximately 8.0%. The increase in SG&A at the newspapers is primarily associated with increases in advertising and circulation expenditures, which were primarily related to ongoing efforts to increase advertising lineage and total paid circulation. Increases in the number of online content and sales staff at each newspaper has also contributed to the increase in newspaper SG&A. We also increased our spending at corporate during fiscal year 2000, as we continued to develop our internet sales, improve and maintain our newspaper websites, increase the number of internet vertical products being sold by the newspapers, and support the addition of CNP. While SG&A expense increased during 2000 as a result of CNP, the increase was more than offset by management fees paid to us by CNP, the effect of which is reflected as a reduction in minority interest expense.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $18.6 million in fiscal year 2000 as compared to of fiscal year 1999. The aforementioned acquisition, consolidation of The Denver Post and CNP caused the majority of the increase in depreciation and amortization expense.

INTEREST EXPENSE

     Interest expense increased $19.0 million in fiscal year 2000 as compared to the same period of fiscal year 1999. Interest expense increased as a result of a $259.4 million increase in average debt outstanding, primarily associated with acquisitions, debt repurchase and the inclusion of debt related to The Denver Post and MediaNews, which was not previously part of Garden State's consolidation debt. The increase in average debt was offset by a 43 basis point reduction in the weighted average interest rate of all debt outstanding.

OTHER EXPENSE

     Adjusted other expense increased approximately $1.7 million in the fiscal year 2000 after excluding a $1.5 million loss on the sale of land and building formerly used in the operations of ANG Newspapers, as compared to fiscal year 1999 after excluding $7.8 million of debt issuance costs incurred in conjunction with our $200.0 million bond offering and a new $350.0 bank credit facility in fiscal year 1999. The fiscal year 2000 increase was caused primarily by the recognition of losses on our equity investment in AdOne (a non-cash loss), legal fees associated with corporate reorganization and an increase in other long-term liabilities associated with the accretion of the cost to repurchase an option held by a third party to acquire one of our newspapers. The holder of the option cannot exercise the option prior to January 2003 and may hold the option until 2010.

EQUITY INCOME IN UNCONSOLIDATED JOA

     The equity in income in unconsolidated JOA is our share of the net income from the operations of the Charleston Newspapers JOA. The increase in equity in income in JOA is due primarily to the inclusion of a full year of operations in fiscal year 2000 compared to ten months in fiscal year 1999. In addition, the year over year operation of the Charleston Newspaper JOA improved in fiscal year 2000.

NET INCOME

     We reported adjusted net income of approximately $15.6 million for fiscal year 2000, after excluding our share of the gains on sales of newspaper properties of approximately $116.3 million and a $1.5 million loss on the sale of land and buildings in CNP compared to an adjusted net income of $14.0 million in fiscal year 1999, after excluding the extraordinary loss of $6.4 million and $8.4 million of debt issuance cost as described above. The increase in adjusted net income is primarily attributable to a $12.1 million increase in operating profit, net of minority interest in operating profit, a $9.9 million reduction in income tax expense as a result of recognizing the benefit of net operating losses previously subject to valuation allowances and a $0.9 million increase in equity income in the Charleston Newspapers JOA. These increases in income were partially offset by a $19.0 million increase in interest expense and a $2.2 million increase in adjusted other expense as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of liquidity are, existing cash and other working capital, cash flow provided from operating activities, distributions from JOAs and the borrowing capacity under our credit agreement. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. We, from time to time, increase our newsprint inventories in anticipation of price increases. In fourth quarter of our fiscal year 2001, we built newsprint inventories in anticipation of the then announced price

JUNE 30, 2001 COMPARED TO JUNE 30, 2000

increase to delay the impact of the price increase. Since the price increase was not implemented, we have reduced our newsprint inventory in the first quarter of fiscal year 2002. In general, our receivables have been collected on a timely basis.

     Net cash flows from operating activities were approximately $42.8 million and $96.2 million for fiscal years ended June 30, 2001 and 2000, respectively. The $53.4 million decrease in cash flows from operating activities was primarily the result of a $28.2 million decrease in EBITDA in fiscal year 2001, compared to the prior year, a $10.6 million increase in cash tax expense, and a $5.6 million change in the net operating assets and liabilities, excluding income taxes payable. While current year EBITDA has decreased, distributions from our unconsolidated JOAs increased $34.2 million. Because our unconsolidated JOAs are accounted for as equity investments, their contribution to our cash flows is shown in investing activities.

     Net cash flows from investing activities were ($306.6) million and $118.1 million for fiscal years ended June 30, 2001 and 2000, respectively. The $424.7 million change was primarily the result of our spending a net $325.1 million on acquisitions net of proceeds from dispositions and the $60.0 million payment from Scripps in fiscal year 2001 compared to net proceeds of $139.7 million from acquisitions and disposition transactions in fiscal year 2000. This decrease was partially offset by the aforementioned $34.2 million increase in distributions from unconsolidated JOAs.

     Net cash flows from financing activities were $126.4 million and ($74.4) million for fiscal years ended June 30, 2001 and 2000, respectively. The increase is attributable to a $166.1 million increase in our net borrowings during fiscal year 2001, primarily associated with acquisitions, compared to fiscal year 2000 when we had a net debt paydown of $33.3 million.

JUNE 30, 2000 COMPARED TO JUNE 30, 1999

     Net cash flows from operating activities were approximately $96.2 million and $61.9 million for fiscal years ended June 30, 2000 and 1999, respectively. The $34.3 million increase in cash flow from operating activities was primarily the result of the $51.3 million increase in EBITDA for the year ended June 30, 2000 compared to the prior year. The increase in EBITDA was partially offset by a $0.7 million change in operating assets and liabilities, excluding interest and income taxes payable, due to timing differences, $12.4 million increase in cash interest paid, a $2.2 million increase in other expense related to operations and a $1.0 million increase in income taxes paid.

     Net cash flows from investing activities were $118.1 million and ($70.7) million for the fiscal years ended June 30, 2000 and 1999, respectively. The $188.8 million increase was primarily the result of our spending a net $59.7 million on acquisitions in fiscal year 1999 compared to a net $139.7 million in proceeds from purchasing and selling newspaper properties in fiscal year 2000. The decrease in net acquisition spending was partially offset, by a $12.5 million increase in capital spending primarily associated with the completion of year 2000 projects, land acquisitions and building improvements associated with the ANG Newspapers relocation, web width reduction projects at CNP and the addition of a press line at The Denver Post, which was built in conjunction with a long-term contract to print and deliver the New York Times. The new press line at The Denver Post was financed under a sale lease back agreement. A substantial portion of the fiscal year 2000 increase in capital spending relates to CNP and The Denver Post. In addition, while 100% of capital spending for CNP is included in the statement of cash flows, 41.2% was funded by the minority partners through a reduction in distributions paid to minority partners. Distributions from the Charleston Newspapers JOA also increased $1.9 million.

     Net cash flows from financing activities were ($74.4) million and $10.3 million for the fiscal years ended June 30, 2000 and 1999, respectively. The reduction of approximately $84.7 million was primarily attributable to our paying down a net $33.3 million of long-term debt and other liabilities in fiscal 2000, compared to a net borrowing of $226.3 million in fiscal 1999. The majority of the 1999 borrowings were made in conjunction with the previously discussed acquisitions and to fund debt repurchases during fiscal year 1999. Fiscal year 1999 also included $18.6 million of borrowings and disbursements used for debt prepayment premiums and issuance cost. We also paid a $183.6 million dividend paid to MediaNews to fund the repurchase of MediaNews' debt prior to the reorganization previously discussed. We also increased distributions to our minority interest partners by $25.4 million in fiscal year 2000.

CAPITAL EXPENDITURES

     Our capital expenditure plan for fiscal year 2002 for wholly owned subsidiaries (not including business acquisitions) provides for normal maintenance capital expenditures of approximately $7.7 million and other capital projects totaling approximately $8.1 million. Capital expenditures planned for both maintenance and capital projects in fiscal year 2002 for non-wholly owned subsidiaries are approximately $27.3 million; the majority of these expenditures are planned for one-time capital projects at DNA and the California Newspapers Partnership. Approximately $12.7 million of capital expenditures for non-wholly owned subsidiaries will be paid by our partners. Non-maintenance expenditures during fiscal 2002, include computer hardware and software upgrades for editorial, classified and circulation systems, some of which are necessary to capitalize on clustering efficiencies, building a new printing plant to consolidate certain printing in New England (currently on hold) and consolidation of Las Cruces and Alamogordo press and mailroom operations. Management will review the capital expenditure plan throughout the year and will modify it as required to meet our current business needs. Capital expenditures related to these projects are expected to be funded either through available cash or borrowings under our bank credit agreement.

LIQUIDITY

     Based upon current and expected future operating results, we believe that we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. In addition to cash flows from operations, we have approximately $91.5 million available under our bank credit facility, which should be more than sufficient to fund unanticipated needs.

     We may, from time to time, consider strategic or targeted newspaper acquisitions and dispositions. In the event an acquisition opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to us to the extent current resources are insufficient.

NEAR TERM OUTLOOK

NEWSPRINT PRICES

     North American newsprint suppliers continue to take downtime in an attempt to more closely match supply with the declining demand from newspaper publishers. Despite having announced a price increase in March to $650 a metric ton for 30 pound newsprint, the September price benchmark North American 30 pound newsprint will average $565 per metric ton. In spite of the reported benchmark price, larger buyers of newsprint are currently reporting spot market purchases of newsprint at prices below $500 per metric ton from domestic and foreign suppliers. To minimize the influence of newsprint price fluctuations, we have entered into fixed price newsprint contracts and newsprint swap agreements, which expire periodically beginning December 31, 2002 through December 31, 2009. The weighted average price for newsprint under both the fixed price newsprint contracts and newsprint swaps for fiscal year 2002 is $596 per metric ton. Approximately 55% of our fiscal year 2002 newsprint consumption, including our pro-rata share from our unconsolidated JOAs, is expected to be purchased under fixed price agreements and newsprint swaps.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard, which we adopted effective July 1, 2000, did not have a material effect on our financial position or our results of operations. Under the new standard, our interest rate and newsprint swaps are recorded at fair value and changes in the value of the contracts are initially reported as a separate component of comprehensive income and reclassified into earnings when the interest expense is incurred and the newsprint is consumed.

     During 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-1, Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures, effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. Prior to our adoption of EITF 00-1, we accounted for all of our JOA operations using the pro-rata consolidation method. Upon adoption of EITF 00-1, effective June 30, 2000, we began accounting for our unconsolidated JOA investments under the equity method. Accordingly, we now report our share of our unconsolidated JOA operations as a single net amount in our consolidated statement of operations under the financial statement line item "Equity Income in Unconsolidated JOAs". Our investments in unconsolidated JOAs are included in the consolidated balance sheet under the financial statement line item "Investment in Unconsolidated JOAs". In accordance with EITF 00-1, all previously reported financial statements have been reclassified to conform to the new reporting classification requirements.

     During 2000, the EITF reached a consensus on Issue 00-2, Accounting for Web Site Development Costs. The consensus requires capitalization of certain costs incurred in the development of internet sites. Our adoption of EITF 00-2, effective July 1, 2000, did not have a material effect on our financial position or our results of operations.

     In June 2001, FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, collectively the "Statements." SFAS No. 141 requires business combinations initiated after June 30, 2001 to use the purchase method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, although early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided no interim financial statements have been issued. Under the new Statements, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We will adopt the Statements effective July 1, 2001. Historically, we have accounted for our business combinations using the purchase method of accounting and, under SFAS No. 141, will continue to do so. The adoption of SFAS No. 142 will have a material impact on our results from operations, as shown in the table below. Had SFAS No. 142 been in effect for our fiscal years 2001, 2000, and 1999, our results of operations on a pro forma basis would have been as follows:

                                                                                             Garden State
                                                              MediaNews Group, Inc. &         Newspapers,
                                                                    Subsidiaries          Inc. & Subsidiaries
                                                            ---------------------------   -------------------
                                                                       Years Ended June 30,
                                                            ----------------------------------------------
                                                                2001           2000               1999
                                                            ------------   ------------       ------------
                                                                 (In thousands, except per share data)


Previously reported net income (loss) ...................   $     25,227   $    130,383       $       (822)
Amortization-goodwill and indefinite lived intangibles ..         14,655          9,140              7,514
                                                            ------------   ------------       ------------
Net income under SFAS No. 142 ...........................   $     39,882   $    139,523       $      6,692
                                                            ------------   ------------       ------------
Earnings per share under SFAS No. 142 ...................   $      17.35   $      60.36       $       4.19
                                                            ------------   ------------       ------------

MARKET RISK

     The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

     We enter into interest rate swap agreements to reduce our exposure to the uncertainty of short-term interest rate fluctuations associated with our bank debt. These interest rate swap agreements are designated with a notional principal balance and generally have terms of 90 days. The amounts reflected in the table below represent the interest rate swaps that we were committed to as of June 30, 2001, all of which terminate effective October 1, 2001. We have also subsequently entered into two additional series of 90-day interest rate swap agreements, which become effective in October 2001 and January 2002, respectively. The October 2001 and January 2002 swap agreements cover notional amounts of $250.0 million and $150.0 million, respectively, and require us to pay rates based on LIBOR of 3.91%, and 4.03%, respectively. The counterparty to the agreements has yet to lock their pay rate, and as such, these contracts have not been reflected in the table below.

                                                     Interest Rate Sensitivity
                                         Principal (Notional) Amount by Expected Maturity
                                                   Average Interest (Swap) Rate
                                                        Year Ended June 30,
                                                      (Dollars in thousands)

                                                                                                                         Fair Value
                                 2002        2003        2004         2005          2006      Thereafter      Total         2001
                              ----------  ----------  ----------   ----------    ----------   ----------    ----------   ----------
Liabilities
Long-Term Debt
 including Current Portion

Fixed Rate ..............          --           --            --           --            --   $  500,000    $  500,000   $  478,000
Average Interest Rate ...        9.43%        9.43%         9.43%        9.43%         9.43%        9.43%

Variable Rate ...........          --           --    $  105,250   $  137,500    $  141,250   $   22,500    $  406,500   $  406,500
Average Interest Rate ...        5.63%        5.63%         5.63%        5.63%         5.63%        5.63%


INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT

Interest Rate Swaps
  Notional Amount .......      $200,000          --            --           --           --           --      $200,000    $ (1,029)
  Average pay rate ......           5.8%         --            --           --           --           --
  Average receive rate...           3.8%         --            --           --           --           --

                           FORWARD-LOOKING STATEMENTS

     This 10-K includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this 10-K, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business", "Legal Proceedings" and statements located elsewhere herein regarding our financial position and operating strategy, may constitute forward-looking statements.

     Forward-looking statements may include the use of terms such as "believes", "anticipates", "expects", "estimates", "intends", "will", "may" and similar statements. Due to the risks and uncertainties inherent in future projections, the inclusion of forward-looking statements in the Form 10-K should not be regarded as representation that our plans or objectives will be achieved.

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

     We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is filed as a separate part of this report (see page 36).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and titles as of June 30, 2001, and a brief account of the business experience of each person who is a director, executive officer or other significant employee of ours.

NAME                                   AGE    TITLE
-----------------------------------   -----   ------------------------------------------------------
Richard B. Scudder.................    88     Chairman of the Board and Director
William Dean Singleton.............    50     Vice Chairman and Chief Executive Officer and Director
Joseph J. Lodovic, IV..............    40     President
Gerald E. Grilly...................    54     Executive Vice President and Chief Operating Officer
Anthony F. Tierno..................    56     Senior Vice President Operations
Ronald A. Mayo.....................    39     Vice President and Chief Financial Officer
E. Michael Fluker..................    64     Senior Vice President, Administration
Michael C. Bush....................    46     Vice President Operations
James L. McDougald.................    47     Treasurer
Jean Scudder.......................    47     Director
Howell E. Begle, Jr................    57     Director

     Each director is elected annually and serves until the next annual meeting of shareholders or until his successor is duly elected and qualified. Our directors are not compensated for their service as directors. They do, however, receive reimbursement of expenses incurred from the attendance at Board of Directors meetings. Our executive officers are appointed by and serve at the pleasure of the Board of Directors.

BUSINESS EXPERIENCE

     RICHARD B. SCUDDER has served as Chairman of the Board and a Director of MediaNews since 1985.

     WILLIAM DEAN SINGLETON has served as Vice Chairman and Chief Executive Officer and a Director of MediaNews since 1985. He is also the Publisher of The Denver Post effective February 2001.

     JOSEPH J. LODOVIC, IV, has served as President of MediaNews since February 2001. Prior thereto, he served as Executive Vice President and Chief Financial Officer from 1993 to February 2001. Mr. Lodovic has been with MediaNews since 1987.

     GERALD E. GRILLY, has served as Executive Vice President and Chief Operating Officer of MediaNews since February 2001. Prior thereto he served as President, Publisher and Chief Executive Officer of The Denver Post Corporation from November 1998 to February 2001. Mr. Grilly was President of McClatchy Company's The Newspaper Network from 1993 to October 1998.

     ANTHONY F. TIERNO has served as Senior Vice President of Operations since February 2001. Prior thereto, he served as Executive Vice President and Chief Operating Officer of MediaNews from 1993 to February 2001. Mr. Tierno has been with MediaNews since its inception in 1985.

     RONALD A. MAYO has served as Vice President and Chief Financial Officer since February 2001. Prior thereto, he served as Vice President Finance and Controller from September 1994 to February 2001.

     E. MICHAEL FLUKER has served as Senior Vice President, Administration, for MediaNews since November 1993. Mr. Fluker has been with MediaNews since 1989.

     MICHAEL C. BUSH has served as Vice President Operations since January 1997. Prior thereto, he served as Director of Marketing of Morris Newspaper Corp., and Regional Director and Assistant Administrator of Park Newspapers from 1986 to 1996.

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

ITEM 11. EXECUTIVE COMPENSATION

     Our business and affairs, prior to the previously discussed reorganization in fiscal year 2000, were managed by an affiliate pursuant to the terms of a management agreement. The affiliate allocated its expenses as management fees to us and other affiliates based on the amount of time and resources devoted to each company. See "Certain Relationships and Related Transactions -- Management Services". The following table sets forth the cash compensation paid or payable to Mr. Singleton and each of the other four most highly compensated executive officers whose direct or allocated cash compensation exceeded $100,000 for services rendered to the Company in fiscal 2001.

                                                                 Annual Compensation           All Other
Name and Principal Position                    Fiscal Year      Salary         Bonus         Compensation
---------------------------                    -----------

William Dean Singleton(a)                           2001    $    790,500   $    200,000   $     38,822
Vice Chairman,                                      2000         748,500        350,000         50,566
Chief Executive Officer ....................        1999         360,000        100,000         23,400

                                                    2001    $    519,300   $    200,000   $      9,152
Joseph J. Lodovic IV(a), (b)                        2000         489,800        450,000          9,188
President ..................................        1999         211,500        105,000          3,416

Gerald E. Grilly(d)
Executive Vice President &
Chief Operating Officer ....................        2001         470,937        631,250         18,766

Anthony F. Tierno                                   2001    $    375,000   $    100,000   $     13,101
Senior Vice President                               2000         350,000        150,000         12,215
Operations .................................        1999         275,880         80,000         13,702

Ronald A. Mayo(c)                                   2001    $    188,100   $     35,000   $      5,385
Vice President & Chief Financial Officer ...        2000         176,100         50,000          5,087

----------

     (a) Fiscal year 1999 represents compensation paid directly by Garden State or allocated to Garden State as management fees. In fiscal year 2000 and 1999, these officers also received significant compensation that was charged to other affiliates that does not appear here as compensation.

     (b) Mr. Lodovic's fiscal year 2000 bonus includes a bonus earned in accordance with his employment agreement discussed below and a bonus that was earned as of December 1999, under a plan that was in effect prior to his employment agreement. Future bonuses are earned in accordance with the employment agreement.

     (c) Mr. Mayo's allocated compensation did not qualify for inclusion in fiscal year 1999. In fiscal year 2000, Mr. Mayo received significant compensation that was charged to other affiliates and does not appear here as compensation.

     (d) Prior to February 2001, Mr. Grilly was not an officer of MediaNews. Mr. Grilly's compensation in fiscal year 2001 includes compensation earned as MediaNews' Executive Vice President and Chief Operating Officer and prior to that appointment, the compensation he earned as President, Publisher, and Chief Executive Officer of The Denver Post Corporation, including a one-time bonus associated with the Denver JOA in the amount of $450,000.

EMPLOYMENT AGREEMENTS

     None of our executive officers have an employment agreement with us except Messrs. Singleton and Lodovic. Under the terms of Mr. Singleton's Employment Agreement, which was amended and renewed effective March 15, 2000 ("Mr. Singleton's Employment Agreement"), Mr. Singleton is currently entitled to receive cash compensation at an annual rate of not less than $812,000, subject to annual adjustment of not less than 5% by the Board of Directors. In addition, Mr. Singleton is entitled to receive a bonus of up to $200,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such fiscal year. Other discretionary bonuses may be paid which are not part of his Employment Agreement, if approved by the Board of Directors. Mr. Singleton's employment agreement expires on December 31, 2009, but will be automatically renewed for successive one-year terms unless Mr. Singleton gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. Mr. Singleton's Employment Agreement contains a five-year non-compete covenant for all counties and geographical areas in which newspapers are owned or circulated by us or subsidiaries (currently or in the future). Under the terms of Mr. Lodovic's Employment Agreement with us, which was entered into effective March 15, 2000, Mr. Lodovic is currently entitled to receive cash compensation at an annual rate of not less than $534,000, subject to annual adjustment of not less than 5% by the Board of Directors. In addition, Mr. Lodovic is also entitled to receive a bonus of up to $200,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such year. Other discretionary bonuses may also be paid which are not part of his employment agreement, if approved by the Board of Directors. Mr. Lodovic's employment agreement expires by its terms on December 31, 2009. Mr. Lodovic's Employment

Agreement entitles him to participate in any stock options, stock ownership or similar plan, which we may adopt in the future relative to any of our executives. It also entitles Mr. Lodovic, upon termination of his employment under certain circumstances, to put to us at a price not to exceed 100% of the then fair market value all shares of any class of equity securities, which he owns. The price payable under the put is equal to a percentage of fair market value, which increases up to 100% on December 31, 2009. We also have a call under Mr. Lodovic's Employment Agreement to acquire such shares, upon termination of his employment under certain circumstances, at a price not to exceed 100% of their then fair market value. Neither the put nor the call can be exercised if it causes a default under any credit agreement existing at that time. Nor, can any stock be put until our leverage ratio, as defined, is below 3:1.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The authorized capital stock of MediaNews consists of 3,000,000 shares of Class A common stock, $.001 par value, 2,314,346 shares of which are issued of which 2,298,346 are outstanding and 16,000 are held in treasury (collectively the "MediaNews Common Stock"); we have not declared or paid any cash dividends on our common stock in the past and do not intend to do so in the foreseeable future. Our long-term debt agreements limit our ability to pay such dividends.

     The following table sets fourth the number and percentage of shares of MediaNews Common Stock currently issued and outstanding and beneficially owned by (i) each person known to us to be the beneficial owner of more than 5.0% of any class of our equity securities; (ii) each executive officer is defined in
Item 402(a)(3) of Section 229.402(a)(3) of Regulations S-K; and (iii) all directors and executive officers of MediaNews as a group.

                                                  Amount and Nature of          Percentage of
                                                 Beneficial Ownership(a)         Ownership of
                                                   Class A Common Stock      Class A Common Stock
                                                -------------------------    --------------------
William Dean Singleton(c), (l), (m) ..........         254,859.00                   11.09%
Howell E. Begle, Jr.(b), (d), (l) ............         786,426.50                   34.22%
Patricia Robinson(e), (l) ....................         786,426.50                   34.22%
Joseph J. Lodovic, IV(f) .....................          58,199.00                    2.53%
Jean L. Scudder(g), (k) ......................         384,065.12                   16.71%
Charles Scudder(h) ...........................         260,321.37                   11.32%
Elizabeth A. Difani(h), (i) ..................         219,073.45                    9.53%
Carolyn Miller(h), (j) .......................         177,825.56                    7.74%
All directors and executives as a group(n) ...       2,140,770.00                   93.14%

----------

     (a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by footnote, the persons named in the tables above have sole voting and investment power with respect to all shares of capital stock indicated as beneficially owned by them. None of such shares is known by us to be shares with respect to which the beneficial owner has the right to acquire such shares.

     (b) The address of each such person is: c/o Howell E. Begle, Jr., Trustee, 901 15th Street, N.W., Suite 700, Washington, D.C. 20005. Mr. Begle is Of Counsel to the law firm of Verner, Liipfert, Bernhard, McPherson and Hand, Chartered, which law firm is counsel to us.

     (c) These shares are held by a revocable trust for the benefit of the children of Mr. Singleton (the "Singleton Revocable Trust"), for which trust Mr. Begle and Mr. Singleton are trustees. Mr. Singleton disclaims any beneficial ownership in the shares held in the Singleton Revocable Trust.

(Footnotes continued on following page)

(Footnotes from preceding page)

     (d) Includes all shares for which Mr. Begle has sole voting power under the Singleton Family Voting Trust Agreement for MediaNews (the "Singleton Family Voting Trust Agreement for MediaNews") and shared investment power, as a trustee for an irrevocable trust for the benefit of Mr. Singleton's children (the "Singleton Irrevocable Trust"). Also includes all shares of common stock held by the Singleton Revocable Trust for which Mr. Begle is a trustee.

     (e) These shares are held by the Singleton Irrevocable Trust for which Ms. Robinson serves as a trustee and as to which she has shared investment power. Ms. Robinson is Mr. Singleton's sister.

     (f) Legal ownership of 50% of such shares is held by the Singleton Family Voting Trust. Legal ownership of the remaining 50% of such shares is held by the Scudder Family Voting Trust.

     (g) Includes 123,743.75 shares of common stock held by a trust for the benefit of two of Ms. Scudder's nephews, for which trust Ms. Scudder serves as the sole trustee. Also includes 74,504 shares of common stock held for the benefit of Ms. Scudder's son, Benjamin Fulmer, for which Ms. Scudder also serves as the sole trustee. Does not include the shares held by Charles Scudder, Elizabeth Difani, as trustee and/or custodian for certain of her minor children, or Carolyn Miller, as trustee and/or custodian for certain of her minor children, with respect to which Ms. Scudder has sole voting power pursuant to the Scudder Family Voting Trust Agreement for MediaNews (the "Scudder Family Voting Trust Agreement").

     (h) Sole voting power with respect to these shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

     (i) Ms. Difani holds 132,299.67 shares as trustee and/or custodian for certain of her minor children. Sole voting power with respect to all 219,073.45 shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

     (j) Ms. Miller holds 118,550.37 shares as trustee and/or custodian for certain of her minor children. Sole voting power with respect to all 177,825.56 shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

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

SCUDDER FAMILY VOTING TRUST AGREEMENT FOR MEDIANEWS

     The children of Richard B. Scudder, Charles A. Scudder, Carolyn S. Miller, Elizabeth H. Difani and Jean L. Scudder, respectively, and Joseph J. Lodovic, IV have entered into the Scudder Family Voting Trust Agreement for MediaNews (the "Scudder Family Voting Trust") in accordance with which all shares of Class A Common Stock of MediaNews held by Charles Scudder, Carolyn Miller, Elizabeth A. Difani, Jean L. Scudder and 50% of those shares held by Joseph J. Lodovic, IV, were transferred to the Scudder Family Voting Trust for MediaNews. Under the Scudder Family Voting Trust for MediaNews, Jean L. Scudder (the "Scudder Trustee") exercises all voting rights (subject to the consent of shareholders holding 50% of the common stock held by the Scudder Family Voting Trust for MediaNews on such matters as election of directors, mergers, dissolution or reorganization of MediaNews, sale, exchange or pledge of all or substantially all of the assets of MediaNews and acquisition or divestiture by MediaNews of any newspaper venture) and substantially all other rights to which such shareholders would otherwise be entitled until January 31, 2010, subject to extension by written agreement of one or more beneficiaries of the Scudder Family Voting Trust Agreement for MediaNews and the Scudder Trustee.

SINGLETON FAMILY VOTING TRUST AGREEMENT FOR MEDIANEWS

     The Singleton Irrevocable Trust, the Singleton Family Revocable Trust and Joseph J. Lodovic, IV have entered into the Singleton Family Voting Trust Agreement for MediaNews (the "Singleton Family Voting Trust Agreement for MediaNews") in accordance with which all shares of Class A common stock of MediaNews held by the Singleton Irrevocable Trust and the remaining 50% of those shares held by Joseph J. Lodovic, IV were transferred to the Singleton Family Voting Trust for MediaNews and the shares of Class A common stock of the Company held by the Singleton Revocable Trust will be transferred to the Singleton Family Voting Trust for MediaNews upon the death or incapacity of Mr. Singleton. Under the Singleton Family Voting Trust Agreement for MediaNews, the Singleton Trustee exercises all voting and substantially all other rights to which such shareholders would otherwise be entitled until January 31, 2010, subject to extension by written agreement of one or more beneficiaries of the Singleton Family Voting Trust Agreement for MediaNews.

MEDIANEWS SHAREHOLDERS' AGREEMENT

     The Singleton Revocable Trust, the Singleton Family Voting Trust for MediaNews, the Scudder Family Voting Trust for MediaNews, certain of the beneficiaries of such trusts, Joseph J. Lodovic, IV and MediaNews entered into a Shareholders' Agreement (the "MediaNews Shareholders' Agreement") which provides, among other things, that action by the Board of Directors with respect to such matters as the declaration of dividends, redemption of capital stock, certain capital expenditures, mergers or consolidation, and incurring indebtedness requires the unanimous approval of all Directors then serving on the Board of Directors or approval by the holders of 75% of the shares of common stock entitled to vote on such matters.

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

     Prior to July 1, 1999, we reimbursed the affiliated management company for expenses incurred directly by them on our behalf, which are not included in the management fee. In fiscal 1999, we paid approximately $3.2 million, in management fees. Management fees charged by the affiliate have been included in selling, general and administrative expenses. We believe that the management fees paid were not greater than the costs we would have expected to bear to obtain these services elsewhere.

     We entered into a management agreement with the California Newspapers Partnership, providing us with a management fee of 1.25% of revenues and thereby reducing our total corporate overhead, the effect of which is a reduction of the impact minority interest expense has on our consolidated statement of operations.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

     1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Auditors is filed as a part of this Report (see page 36).

     2.   Financial Statement Schedule

          The list of financial statement schedule contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Auditors is filed as part of the Report (see page 36).

     3.   Exhibits

          The Exhibits listed in the accompanying index to exhibits are filed as a part of this annual report. (See page 36).

     (b)  Reports on Form 8-K/A

          On May 14, 2001, we filed a Form 8-K/A regarding the acquisition of Kearns-Tribune, LLC, which included the audited financial statements of Kearns-Tribune, LLC as of and for the year ended December 31, 2000, as well as the unaudited pro forma consolidated balance sheet of MediaNews Group, Inc. as of December 31, 2000 and the unaudited pro forma consolidated statements of operations of MediaNews Group, Inc. for the six months ended December 31, 2000 and the year ended June 30, 2000.

                              MEDIANEWS GROUP, INC.
                         ITEMS 8, AND 14(a) (1) AND (2)

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                    COVERED BY REPORT OF INDEPENDENT AUDITORS

     The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

                                                                                                       PAGE
                                                                                                       ----
Report of Independent Auditors.....................................................................     37
Consolidated Balance Sheets as of June 30, 2001 and 2000...........................................     38
Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2001, 2000, and 1999.....     40
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the
     Fiscal Years Ended June 30, 2001, 2000, and 1999..............................................     41
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2001, 2000, and 1999.....     42
Notes to Consolidated Financial Statements.........................................................     43

      The following financial statement schedule of the registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

Schedule II          Valuation and Qualifying Accounts.............................................     62

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

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
MediaNews Group, Inc.


     We have audited the accompanying consolidated balance sheets of MediaNews Group, Inc. and subsidiaries (successor to Garden State Newspapers, Inc. and subsidiaries) as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaNews Group, Inc. and subsidiaries (successor to Garden State Newspapers, Inc. and subsidiaries) at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    ERNST & YOUNG LLP

Denver, Colorado
September 7, 2001

                      MEDIANEWS GROUP, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,
                                                                                    ---------------------------
                                                                                        2001           2000
                                                                                    ------------   ------------
                                                                                          (In thousands)

                                      ASSETS

CURRENT ASSETS
Cash and cash equivalents .......................................................   $      7,149   $    144,632
Trade accounts receivable, less allowance for doubtful accounts of $10,923 and
      $9,910 at June 30, 2001 and 2000, respectively ............................         76,916        103,429
Other receivables ...............................................................         10,269          5,115
Inventories of newsprint and supplies ...........................................         14,554         19,708
Prepaid expenses and other assets ...............................................          5,354          6,245
Income taxes receivable .........................................................          6,539             --
                                                                                    ------------   ------------
      TOTAL CURRENT ASSETS ......................................................        120,781        279,129

PROPERTY, PLANT AND EQUIPMENT
Land ............................................................................         36,779         28,300
Buildings and improvements ......................................................        103,237        124,451
Machinery and equipment .........................................................        299,155        369,032
                                                                                    ------------   ------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT .......................................        439,171        521,783
Less accumulated depreciation and amortization ..................................        117,765        157,011
                                                                                    ------------   ------------
      NET PROPERTY, PLANT AND EQUIPMENT .........................................        321,406        364,772

OTHER ASSETS
Investment in unconsolidated JOAs ...............................................        234,732         34,780
Subscriber accounts, less accumulated amortization of
      $91,781 and $76,192 at June 30, 2001 and 2000, respectively ...............        118,483        106,727
Excess of cost over fair value of net assets acquired, less
      accumulated amortization of $46,239 and $33,918 at
      June 30, 2001 and 2000, respectively ......................................        526,972        296,981
Covenants not to compete and other identifiable intangible
      assets, less accumulated amortization of $30,381 and $27,486 at
      June 30, 2001 and 2000, respectively ......................................          7,501         10,292
Net pension assets ..............................................................         38,886         32,787
Other ...........................................................................         19,971         13,424
                                                                                    ------------   ------------
      TOTAL OTHER ASSETS ........................................................        946,545        494,991
                                                                                    ------------   ------------


      TOTAL ASSETS ..............................................................   $  1,388,732   $  1,138,892
                                                                                    ------------   ------------

                 See notes to consolidated financial statements

                                                                                         June 30,
                                                                               ----------------------------
                                                                                   2001            2000
                                                                               ------------    ------------
                                                                             (In thousands, except share data)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable .....................................................   $     16,027    $     24,409
Accrued employee compensation ..............................................         23,272          23,355
Accrued interest ...........................................................         19,904          17,594
Other accrued liabilities ..................................................         19,892          16,879
Unearned income ............................................................         22,886          25,632
Income taxes payable .......................................................             --           3,232
Current portion of long-term debt and obligations under capital leases .....          9,078          18,611
                                                                               ------------    ------------
      TOTAL CURRENT LIABILITIES ............................................        111,059         129,712

OBLIGATIONS UNDER CAPITAL LEASES ...........................................          7,148          16,538

LONG-TERM DEBT .............................................................        992,247         811,659

OTHER LIABILITIES ..........................................................         23,420          17,633

DEFERRED INCOME TAXES ......................................................         65,642          27,345

MINORITY INTEREST ..........................................................        166,479         135,066

SHAREHOLDERS' EQUITY
Common stock, par value $.001 per share; 3,000,000 shares authorized;
      2,314,346 and 2,298,346 shares issued and outstanding, respectively ..              2               2
Additional paid-in capital .................................................          3,631           3,631
Accumulated other comprehensive loss .......................................         (3,429)             --
Retained earnings (deficit) ................................................         24,533            (694)
Common stock in treasury, at cost, 16,000 shares ...........................         (2,000)         (2,000)
                                                                               ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY ...........................................         22,737             939
                                                                               ------------    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................   $  1,388,732    $  1,138,892
                                                                               ============    ============


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Garden State
                                                            MediaNews Group, Inc. &          Newspapers,
                                                                 Subsidiaries            Inc. & Subsidiaries
                                                          ---------------------------    -------------------
                                                                          Years Ended June 30,
                                                          --------------------------------------------------
                                                              2001           2000               1999
                                                          ------------   ------------       ------------
                                                        (In thousands, except share and per share data)

REVENUES
      Advertising .....................................   $    673,678   $    769,976       $    440,734
      Circulation .....................................        144,236        148,194            113,515
      Other ...........................................         35,272         28,936             15,936
                                                          ------------   ------------       ------------
         TOTAL REVENUES ...............................        853,186        947,106            570,185

COSTS AND EXPENSES
      Cost of sales ...................................        313,409        339,660            182,544
      Selling, general and administrative .............        382,549        421,981            253,506
      Depreciation and amortization ...................         64,480         62,438             43,884
      Interest expense ................................         82,241         75,758             56,765
      Other (net) .....................................         14,908          8,478             13,055
                                                          ------------   ------------       ------------
         TOTAL COSTS AND EXPENSES .....................        857,587        908,315            549,754

EQUITY INCOME IN UNCONSOLIDATED JOAS ..................         10,344          2,656              1,894

GAIN ON SALE OF NEWSPAPER PROPERTIES ..................         74,255        117,621                 --

MINORITY INTEREST .....................................         40,927         34,092             12,295
                                                          ------------   ------------       ------------

INCOME BEFORE INCOME TAXES ............................         39,271        124,976             10,030

INCOME TAX EXPENSE (BENEFIT) ..........................         14,044         (5,407)             4,474
                                                          ------------   ------------       ------------

INCOME BEFORE EXTRAORDINARY LOSS ......................         25,227        130,383              5,556
                                                          ------------   ------------       ------------

EXTRAORDINARY LOSS (net of taxes of $4,409) ...........             --             --             (6,378)
                                                          ------------   ------------       ------------

NET INCOME (LOSS) .....................................   $     25,227   $    130,383       $       (822)
                                                          ------------   ------------       ------------


NET INCOME (LOSS) PER COMMON SHARE:                                                          Pro Forma
                                                                                            ------------
      Net income before extraordinary loss ............   $      10.98   $      56.40       $       3.48
      Extraordinary loss ..............................             --             --              (3.99)
                                                          ------------   ------------       ------------
      Net income (loss) per common share ..............   $      10.98   $      56.40       $      (0.51)
                                                          ------------   ------------       ------------
      Weighted average number of shares outstanding ...      2,298,346      2,311,679          1,596,022
                                                          ------------   ------------       ------------



               See notes to consolidated financial statements

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                        Accumulated
                                                                            Other        Retained       Common         Total
                                           Common       Additional     Comprehensive     Earnings      Stock in     Shareholders'
                                            Stock     Paid-In Capital       Loss         (Deficit)     Treasury   Equity (Deficit)
                                         ----------   ---------------  ------------    ------------    --------   ----------------
                                                                            (In thousands)


BALANCE AT JUNE 30, 1998 ..............  $        1     $     78,570   $         --    $    (45,024)   $     --    $     33,547
        Dividends to Parent ...........          --          (78,570)            --        (105,056)         --        (183,626)
        Loss ..........................          --               --             --            (822)         --            (822)
                                         ----------     ------------   ------------    ------------    --------    ------------
BALANCE AT JUNE 30, 1999 ..............           1               --             --        (150,902)         --        (150,901)
        Garden State merger with
           MediaNews ..................           1            3,631             --          19,825          --          23,457
        Treasury stock ................          --               --             --              --      (2,000)         (2,000)
        Net income ....................          --               --             --         130,383          --         130,383
                                         ----------     ------------   ------------    ------------    --------    ------------
BALANCE AT JUNE 30, 2000 ..............           2            3,631             --            (694)     (2,000)            939
     Comprehensive income:
        Cumulative effect of change
           in accounting principle,
           net of tax .................          --               --           (655)             --          --            (655)
        Unrealized loss on hedging
           activities, net of tax .....          --               --         (2,774)             --          --          (2,774)
        Net income ....................          --               --             --          25,227          --          25,227
                                                                                                                   ------------
     Comprehensive income .............                                                                                  21,798
                                         ----------     ------------   ------------    ------------    --------    ------------
BALANCE AT JUNE 30, 2001 ..............  $        2     $      3,631   $     (3,429)   $     24,533    $ (2,000)   $     22,737
                                         ----------     ------------   ------------    ------------    --------    ------------


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  Garden State
                                                                                MediaNews Group, Inc. &            Newspapers,
                                                                                      Subsidiaries             Inc. & Subsidiaries
                                                                             ------------------------------    -------------------
                                                                                                Years Ended June 30,
                                                                             -----------------------------------------------------
                                                                                 2001              2000                 1999
                                                                             ------------      ------------         ------------
                                                                                              (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .................................................     $     25,227      $    130,383         $       (822)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation ...................................................           31,365            33,497               18,247
        Amortization ...................................................           33,115            28,941               25,637
        Gain on sale of newspaper assets ...............................          (74,125)         (116,839)                 (87)
        Provision for losses on accounts receivable ....................           10,916            10,859                7,559
        Amortization of debt discount ..................................            3,255             3,811                4,147
        Debt issue cost and repurchase premiums ........................               --                --               18,620
        Minority interest ..............................................           40,927            34,092               12,295
        Equity income in unconsolidated JOAs ...........................          (10,344)           (2,656)              (1,894)
        Deferred income tax (benefit) expense ..........................           12,467           (12,299)               4,138
        Deferred pension assets ........................................           (5,948)           (2,802)                (606)
        Change in operating assets and liabilities:
          Accounts receivable ..........................................           (5,497)          (16,277)             (17,259)
          Inventories ..................................................           (4,876)             (203)                (170)
          Prepaid expenses and other assets ............................            1,393             1,100               (1,370)
          Accounts payable and accrued liabilities .....................          (21,956)           (1,315)              (1,399)
          Unearned income ..............................................           (4,714)           (2,689)                (273)
          Change in other assets and liabilities, net ..................           11,559             8,578               (4,872)
                                                                             ------------      ------------         ------------
            NET CASH FLOWS FROM OPERATING ACTIVITIES ...................           42,764            96,181               61,891

CASH FLOWS FROM INVESTING ACTIVITIES:
        Distributions from unconsolidated JOAs .........................           38,070             3,900                2,000
        Sale of newspaper assets .......................................          100,266           153,000                1,334
        Business acquisitions, net of cash acquired ....................         (425,345)          (13,251)             (60,999)
        Purchase of machinery and equipment ............................          (19,611)          (25,505)             (13,005)
                                                                             ------------      ------------         ------------
           NET CASH FLOWS FROM INVESTING ACTIVITIES ....................         (306,620)          118,144              (70,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of long-term debt .....................................          363,851            60,838              469,793
        Reduction of long-term debt and other liabilities ..............         (197,731)          (94,158)            (243,513)
        Dividends paid to Parent .......................................               --                --             (183,626)
        Distributions paid to minority interest ........................          (39,747)          (39,118)             (13,702)
        Debt issuance cost and repurchase premiums .....................               --                --              (18,620)
        Repurchase of common stock .....................................               --            (2,000)                  --
                                                                             ------------      ------------         ------------
           NET CASH FLOWS FROM FINANCING ACTIVITIES ....................          126,373           (74,438)              10,332
                                                                             ------------      ------------         ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................         (137,483)          139,887                1,553

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........................          144,632             4,745                3,192
                                                                             ------------      ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...............................     $      7,149      $    144,632         $      4,745
                                                                             ------------      ------------         ------------


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: REORGANIZATION AND BASIS OF PRESENTATION

     As a result of a corporate reorganization, which is more fully described below, MediaNews Group, Inc. (the "Company" or "MediaNews") formerly known as Affiliated Newspapers Investments, Inc., became the successor issuer to Garden State Newspapers, Inc., pursuant to Rule 15d-5, under the Securities Act of 1933.

     MediaNews (through its subsidiaries) publishes daily and non-daily newspapers serving markets in ten states. The Company also owns radio stations and one television station.

REORGANIZATION

     o In June 1999, Affiliated Newspapers Investments, Inc., parent of Garden State Newspapers, Inc., changed its name to MediaNews Group, Inc.

     o On June 30, 1999, MediaNews purchased an additional 20% interest in The Denver Post Corporation ("Denver Post") parent of The Denver Post and Eastern Colorado Publishing Company, bringing its total ownership interest in the Denver Post to 80%. In addition, the Denver Post Shareholder Agreement was modified, giving MediaNews control of the Denver Post board of directors. Accordingly, the Denver Post became a consolidated subsidiary of MediaNews.

     o On September 1, 1999, Garden State Newspapers, Inc. was merged into MediaNews, with MediaNews as the surviving corporation.

BASIS OF PRESENTATION

     As a result of the reorganization described above, the consolidated financial statements as of and for the periods ended June 30, 2001 and 2000 include the consolidated results of operations of MediaNews and its subsidiaries, which includes The Denver Post Corporation and the operations of the company formerly known as Garden State Newspapers, Inc. and subsidiaries ("Garden State"). See Note 3 for discussion of the formation of the Denver Newspaper Agency. The consolidated financial statements for the year ended June 30, 1999, included in this 10-K, only includes the operations of Garden State.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION

     All intercompany accounts have been eliminated.

RECLASSIFICATION

     Certain prior year balances have been reclassified in order to conform to current reporting classifications.

JOINT OPERATING AGENCIES

     A joint operating agency performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement ("JOA"). Editorial control and news at each of the individual newspapers party to a JOA continue to be separate and outside of a joint operating agency. The Company, through its subsidiaries, York Newspapers, Inc., Charleston Publishing Company, Kearns-Tribune, LLC, and beginning January 23, 2001, The Denver Post, participates in JOAs in York, PA, Charleston, WV, Salt Lake City, UT, and Denver, CO, respectively.

     In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-1, Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures, effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. Prior to adoption of EITF 00-1, the Company accounted for all of its JOA operations using the pro-rata consolidation method. Upon adoption of EITF 00-1, effective June 30, 2000, the Company began accounting for its unconsolidated JOA investments under the equity method. Accordingly, the Company now reports its share of the unconsolidated JOA operations as a net amount in the consolidated statement of operations under the financial statement line item "Equity Income in Unconsolidated JOAs." Equity income in unconsolidated JOAs also includes the amortization of goodwill and subscriber lists created by the original purchase by the Company. The Company's investments in unconsolidated JOAs are included in the consolidated balance sheet under the line item "Investment in Unconsolidated JOAs". In accordance with EITF 00-1, all previously reported financial statements were reclassified to conform to the new reporting classifications.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

     Inventories, which largely consist of newsprint, are valued at the lower of cost or market. Cost is generally determined using the first-in, first-out method.

INVESTMENTS

     The Company has made the following strategic investments, which are accounted for under the equity method:

     o AdOne LLC, a company that provides software tools and hosts classified advertising for daily and weekly newspapers throughout the United States (approximately 12.1% ownership interest);

     o Employment Specialists, LLC, an internet based employment classified advertising application (approximately 40% ownership interest);

     o CIPS Marketing Group, Inc., a total market coverage delivery service in Los Angeles (50% ownership interest).

     These investments are included in the consolidated balance sheet as long-term assets under the caption "Other assets."

PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment are recorded at cost. Buildings and machinery and equipment are depreciated using the straight-line method over the expected useful lives of individual assets.

INTANGIBLE ASSETS

     Intangible assets acquired are recorded at their estimated fair values as of the date of acquisition. The excess of cost over fair value of net assets acquired is being amortized using the straight-line method over a period of 40 years. Subscriber accounts are amortized using the straight-line method over periods ranging from 6 to 15 years, with a weighted average remaining life based on the dates of acquisitions of approximately 9 years. Other identified intangibles are being amortized using the straight-line method, generally over periods not exceeding 10 years. See Recently Issued Accounting Standards for further discussion regarding the impacts of adopting SFAS No. 142, Goodwill and Other Intangible Assets.

LONG-LIVED ASSETS

     The carrying value of long-lived assets is reviewed annually; if at any time the facts or circumstances at any of the Company's individual newspaper operations indicate impairment of long-lived asset values as a result of a continual decline in performance or as a result of fundamental changes in a newspaper's market, a determination is made as to whether the carrying value of the newspaper's long-lived assets exceeds estimated realizable value. For purposes of this determination, estimated realizable value is evaluated based on values placed on comparable newspaper properties, generally based on a multiple of revenue and/or operating profit (before depreciation and amortization).

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING COSTS

     The Company expenses all advertising cost as incurred. Advertising costs included in the consolidated statement of operations for the fiscal years ended June 30, 2001 and 2000, were approximately $3.1 million and $7.4 million, respectively. Advertising costs were immaterial in 1999.

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

REVENUE RECOGNITION

     Advertising revenue is recognized when advertisements are published or aired. Circulation revenue is recognized when the newspaper is delivered to the customer.

EARNINGS PER SHARE

     Earnings per share for fiscal year 1999, has been restated to give effect to the merger of Garden State into MediaNews as if the merger occurred effective July 1, 1998. The pro forma weighted average outstanding shares at June 30, 1999 is based on the historical number of shares of tracking stock issued by MediaNews, which are attributable to Garden State and its subsidiaries.

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

CHANGE IN ACCOUNTING PRINCIPLE

     As of July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the disclosure of comprehensive income, which includes, in addition to net income, other comprehensive income consisting of unrealized gains and losses, which have not previously been included in the traditional income statement. While the Company adopted SFAS No. 130 on July 1, 1998, it did not have any items of comprehensive income until it adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities on July 1, 2000. Under SFAS No. 133, the Company's newsprint and interest rate swap agreements are recorded at fair value and changes in the value of such contracts, net of income taxes, is reported in comprehensive income. For purposes of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes. The periodic net settlements made under the newsprint swap agreements is reflected in operations in the period the newsprint is consumed. The net settlements made under the interest rate swap agreements are reflected in operations as an adjustment to interest expense over the term of the related swap. The adoption of SFAS No. 133 on July 1, 2000 resulted in the cumulative effect of an accounting change of approximately ($0.7) million net of a tax benefit of approximately $0.5 million and is included as a component of other comprehensive income. The current year unrealized loss on hedging activities is approximately ($2.8) million, net of a tax benefit of approximately $1.9 million, and is also included as a component of other comprehensive income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. The standard must be adopted by July 1, 2002, but the Company has chosen to early adopt the standard effective, July 1, 2001. Under the new standard, excess of cost over fair value of net assets acquired (goodwill) and other indefinite life intangibles are no longer amortized, but instead these assets are periodically reviewed for impairment. All other intangibles with a finite useful life will continue to be amortized over their remaining useful life. Had SFAS No. 142 been in effect for the Company's fiscal years 2001, 2000, and 1999, the results of operations on a pro forma basis would have been as follows:

                                                                                                           Garden State
                                                                        MediaNews Group, Inc. &             Newspapers,
                                                                             Subsidiaries              Inc. & Subsidiaries
                                                                     -----------------------------     -------------------
                                                                                        Years Ended June 30,
                                                                     -----------------------------------------------------
                                                                         2001             2000                 1999
                                                                     ------------     ------------         ------------
                                                                         (In thousands, except per share data)

Previously reported net income (loss) ..........................     $     25,227     $    130,383         $       (822)
Amortization-goodwill and other indefinite lived intangibles ...           14,655            9,140                7,514
                                                                     ------------     ------------         ------------
Net income under SFAS No. 142 ..................................     $     39,882     $    139,523         $      6,692
                                                                     ------------     ------------         ------------
Earnings per share under SFAS No. 142 ..........................     $      17.35     $      60.36         $       4.19
                                                                     ------------     ------------         ------------

NOTE 3: JOINT OPERATING AGREEMENTS

     Prior to January 23, 2001, the Company consolidated the results of operations of The Denver Post. On January 23, 2001, MediaNews Group and E.W. Scripps Company ("Scripps"), owner of the Rocky Mountain News, completed the formation of the Denver Newspaper Agency ("DNA"). Upon formation of DNA, MediaNews and Scripps each contributed substantially all of their operating assets used in the publication of The Denver Post and the Rocky Mountain News to DNA. In addition to the assets contributed to DNA, Scripps also paid MediaNews $60.0 million to obtain its 50% interest in the DNA. The Company recognized a pre-tax gain on the payment from Scripps of approximately $46.7 million, net of expenses. As a result of the Denver JOA, all newspaper functions performed by DNA are accounted for under the equity method beginning January 23, 2001. The Company continues to consolidate its editorial and other non-JOA expenses related to The Denver Post as well as the operations of The Denver Post Corporation's subsidiary, Eastern Colorado Publishing Company, comprised of several small daily and weekly newspapers.

     On January 2, 2001, MediaNews purchased the stock of Kearns-Tribune, LLC for $200.0 million in cash. Kearns-Tribune, LLC owns the masthead of the Salt Lake Tribune and a 50% interest in the Newspaper Agency Corporation (the "NAC"). The NAC is operated under the terms of a JOA between Kearns-Tribune, LLC and the Deseret News Publishing Company. Under the terms of this JOA, the NAC is responsible for performing all the business functions of the Salt Lake Tribune and the Deseret News, including advertising and circulation sales, production and distribution. News and editorial related to the Salt Lake Tribune are performed separately from the NAC and are the sole responsibility of Kearns-Tribune, LLC. While Kearns-Tribune, LLC owns 50% of the NAC, net income of the NAC is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company. The Company consolidates the operations of Kearns-Tribune, LLC, which includes the editorial costs of the Salt Lake Tribune; however, its corresponding investment in the NAC is accounted for under the equity method of accounting.

     On August 22, 1998, Charleston Publishing Company, a wholly owned subsidiary of MediaNews, acquired a 50% interest in Charleston Newspapers, a joint venture, which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening) six days a week and the Sunday Gazette-Mail, under the terms of a JOA. The acquisition also included rights to the masthead of the Charleston Daily Mail. The news and editorial functions are completely separate from the JOA; accordingly, the Company is responsible for the news and editorial content of the Charleston Daily Mail. The Company accounts for its investment in Charleston Newspapers using the equity method of accounting.

     Effective March 1990, York Newspapers, Inc. ("YNI") entered into a general partnership, York Newspaper Company (the "Agency"), with York Daily Record, Inc. ("YDR"). YNI, YDR and the Agency entered into a JOA under which the Agency is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. The Agency publishes The York Dispatch, a daily evening paper, the York Daily Record, a daily morning paper, and the York Sunday News. YNI has a 57.5% interest in the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agency and is the controlling partner. The operations of the Agency are consolidated with those of the Company, with a minority interest reflected for YDR's interest in the Agency. The operating results of the Agency do not include the editorial costs associated with the publication of the York Daily Record, which is not owned by the Company.

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

NOTE 4: UNCONSOLIDATED COMPANIES, INCLUDING JOAS

     The following table represents the summary financial data, on a combined basis, for the Company's investments accounted for under the equity method, including unconsolidated JOAs.

                                                                       Garden State
                                    MediaNews Group, Inc. &             Newspapers,
                                         Subsidiaries              Inc. & Subsidiaries
                                 -----------------------------     -------------------
                                               Fiscal Years Ended June 30,
                                 -----------------------------------------------------
                                     2001             2000                1999
                                 ------------     ------------        ------------
                                                     (In thousands)

Current assets .............     $    110,034     $     14,729        $     11,007

Non-current assets .........          261,233           41,435              34,315

Current liabilities ........           62,600           15,239               8,742

Non-current liabilities ....           47,720           28,922              22,995

Total revenues .............          318,709           60,390              33,537

Net income .................           12,312            2,945               5,071

NOTE 5: INVESTMENT IN PARTNERSHIPS

     On March 31, 1999, through its wholly owned subsidiary, West Coast MediaNews LLC, the Company formed the California Newspapers Partnership with Donrey Newspapers LLC ("Donrey") and The Sun Company of San Bernardino California ("Gannett"). The Company contributed ANG Newspapers, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers, which includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka, California; and all the weekly publications published by these daily newspapers in exchange for a 58.8% partnership interest. Donrey contributed ten daily newspapers and two non-daily newspapers, located in California, most of which are located in close proximity to the Company's California newspaper publications, in exchange for a 28.5% partnership interest. Gannett initially contributed the San Bernardino County Sun in exchange for a 12.7% partnership interest. On October 1, 2000, Gannett also contributed the Marin Independent Journal (see additional discussion below). Effective with the Marin contribution, MediaNews, Donrey and Gannett's interests in the California Newspapers Partnership were adjusted to 54.23%, 26.28%, and 19.49%, respectively to give effect to the contribution.

     At the formation of the California Newspapers Partnership the Company also contributed debt of $6.6 million to the partnership. However, in accordance with the partnership agreement, the Company remains liable for the debt. All principal and interest payments associated with this debt are charged to the MediaNews capital account at the California Newspapers Partnership as a distribution. Approximately $2.7 million of principal and interest payments were made in fiscal year 2001 by the partnership on behalf of the Company.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The California Newspapers Partnership agreement also contains transfer of interests restrictions. None of the partners are able to transfer their interests before January 1, 2004 and, after that date, transfers may be made only subject to the "right of first offer" of the remaining partners to effect the purchase of the transferring partner's interest. In addition, where no partner exercises its right of first offer, any sale of a partner's interest must include the right for the remaining partners to "tag-along" and sell its interest to the third-party buyer at the same price. After January 1, 2005, MediaNews has the right to require the other partners to sell their interests to any third party to which MediaNews sells its interest.

     Donrey and Gannett each have a separate right to "put" their interest in the partnership to the other two partners at fair market value. Donrey and Gannett can exercise these put rights anytime after January 1, 2005 and 2003, respectively. Upon notification of the put and obtaining a valuation of the partnership interest, the remaining partners have two years to complete the purchase.

     The minority interest liability reflects the fair market value of the net assets at the time they were contributed to the California Newspapers Partnership by Donrey and Gannett, plus the minority Partner's share of earnings, net of distributions. The California Newspapers Partnership made cash distributions to the Company in the amount of $37.4 million, $41.4 million, and $9.6 million in fiscal year 2001, 2000, and 1999, respectively.

NOTE 6: ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

     Fiscal 2001

     Effective October 1, 2000, the Company acquired substantially all of the assets used in the publication of the Connecticut Post, a morning newspaper published in Bridgeport, Connecticut, for approximately $194.0 million in cash, net of working capital of approximately $5.0 million and post closing adjustments. The newspaper has daily and Sunday paid circulation of approximately 78,000 and 89,000, respectively. Proceeds of approximately $145.0 million from the sale of newspapers on June 30, 2000 and borrowings under the Company's bank credit facility were used to fund the acquisition.

     Effective October 1, 2000, the Company acquired substantially all of the assets used in the publication of Breckenridge American, a bi-weekly newspaper and radio stations, KLXK and KROO, located in Breckenridge, Texas for approximately $1.0 million.

     Effective October 1, 2000, Gannett contributed the Marin Independent Journal, published in Marin, California, to the California Newspapers Partnership. The Marin Independent Journal is operated in conjunction with the ANG Newspapers, and has circulation of approximately 40,000 daily and 40,000 Sunday (See Note 5).

     Effective October 31, 2001, the Company received substantially all the assets of the Current-Argus, a daily newspaper in Carlsbad, New Mexico valued at approximately $7.0 million, plus adjustments for working capital, as a part of the proceeds from the sale of the Daily Nonpareil, in Council Bluffs, Iowa and the related daily and weekly newspapers located in the Southwestern Iowa cluster. The Current-Argus has daily and Sunday circulation of approximately 8,200 and 8,400, respectively.

     Effective January 2, 2001, MediaNews purchased the stock of Kearns-Tribune, LLC for $192.0 million, net of cash on hand at the NAC. Kearns-Tribune, LLC owns the masthead of the Salt Lake Tribune and a 50% interest in the NAC. The NAC is operated under the terms of a JOA between Kearns-Tribune, LLC and the Deseret News Publishing Company (See Note 3). The Salt Lake Tribune has daily and Sunday circulation of approximately 136,000 and 160,000, respectively. The combined JOA has daily and Sunday circulation of approximately 200,000 and 230,000, respectively. While Kearns-Tribune, LLC owns 50% of the NAC, net income of the JOA is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company.

     Effective February 1, 2001, the California Newspapers Partnership purchased substantially all of the assets used in the publications of the Lake County Record-Bee, a daily newspaper and several weeklies including the Clearlake Observer-American, Willits News, Penny Slaver, and Bee-Smart Shopper, located in and around Lakeport, California, for approximately $7.3 million in cash, net of working capital. The Lake County Record-Bee has daily circulation of approximately 6,300.

     Effective March 31, 2001, the Company purchased substantially all of the assets used in the publication of Alamogordo Daily News, a daily newspaper published in Alamogordo, New Mexico, for $9.5 million in cash, net of working capital. The newspaper has daily and Sunday circulation of approximately 7,200 and 8,300, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fiscal 2001 (continued)

     Effective May 31, 2001 the Company acquired substantially all of the assets used in the publication of The Ruidoso News, a bi-weekly newspaper published in Ruidoso, New Mexico for approximately $3.8 million in cash, net of working capital.

     These acquisitions have been accounted for as purchases; accordingly, the consolidated financial statements include the operations of the acquired businesses from the date of each acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value at the date of acquisition. The estimated fair market value of assets acquired reflects management's current best estimate but are subject to change in the final allocation of purchase price.

     Fiscal 2000

     Effective October 1, 1999 and January 1, 2000, the California Newspapers Partnership, purchased a shopper in Ukiah, California and a weekly newspaper in Milpitas, California, respectively. The purchase price of approximately $2.7 million, included cash and future payments under covenants not to compete.

     Effective October 31, 1999, the Company acquired substantially all of the assets used in the publication of the Deming Headlight, a morning newspaper published in Deming, New Mexico, for approximately $2.0 million cash. The newspaper has daily paid circulation of approximately 3,700.

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

     Fiscal 1999

     On August 22, 1998, the Company acquired a 50% interest in Charleston Newspapers for approximately $47.0 million. Charleston Newspapers is a joint venture, which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening), six days a week and the Sunday Gazette-Mail, under the terms of a Joint Operating Agreement (JOA) (See Note 3).

     Effective October 1, 1998, the Company acquired substantially all of the assets used in the publication of the Daily Times, a morning newspaper published in Farmington, New Mexico, for approximately $14.9 million in cash and discounted notes with the prior owners.

     On March 31, 1999, one of the Company's subsidiaries, West Coast MediaNews LLC, formed the California Newspapers Partnership with Donrey Newspapers LLC ("Donrey") and the Sun Company of San Bernardino, California ("Gannett") (See
Note 5).

DISPOSITIONS

     Fiscal 2001

     Effective October 31, 2000, the Company sold substantially all the assets used in the publication of the Daily Nonpareil, in Council Bluffs, Iowa and the related daily and weekly newspapers located in the Southwestern Iowa cluster, in exchange for $32.0 million in cash and substantially all the assets of the Current-Argus, a daily newspaper located in Carlsbad, New Mexico (as previously discussed). The sale resulted in a pre-tax gain of approximately $23.6 million.

     Effective January 31, 2001, the California Newspapers Partnership sold substantially all of the assets used in the publication of The Lompoc Record in Lompoc, California for approximately $8.0 million in cash, net of working capital. The sale resulted in a pre-tax gain of approximately $4.6 million. Proceeds from this sale were used to purchase the assets in Lakeport, California.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fiscal 2000

     Effective July 31, 1999, the California Newspapers Partnership sold the assets of The Hemet News and Moreno Valley Times for a pre-tax gain of approximately $3.3 million. A portion of the proceeds from the sale was used to purchase the California Newspapers Partnership newspaper assets in Milpitas, California described above. The remaining cash was distributed to the partners in the California Newspapers Partnership.

     Effective June 30, 2000, the Company sold substantially all of the assets used in the publication of The Express Times, in Easton, Pennsylvania; the Gloucester County Times, in Woodbury, New Jersey; Today's Sunbeam, in Salem, New Jersey; the Bridgeton News, in Bridgeton, New Jersey and the North Jersey weekly newspapers for $145.0 million in cash, plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $114.3, net of selling expenses.

     Pro Forma Financial Data - 2001

     The following table sets forth the unaudited pro forma operating results had the significant fiscal 2001 transactions (the acquisition of the Connecticut Post, and Kearns-Tribune, LLC and the disposition of the Daily Nonpareil) occurred on July 1, 2000 and 1999:

                                     Fiscal Year Ended June 30,
                                   -----------------------------
                                       2001             2000
                                   ------------     ------------
                                (In thousands, except per share data)
Revenues .....................     $    865,998     $  1,003,163
Net income ...................     $     23,402     $    126,544
Earnings per share ...........     $      10.18     $      54.73

NOTE 7: LONG-TERM DEBT

LONG-TERM DEBT

     MediaNews assumed all of Garden State's debt, when the two companies were merged in September 1999. Long-term debt consisted of the following at June 30 of each year:

                                                                 2001             2000
                                                             ------------     ------------
                                                                    (In thousands)

Bank Term Loan ................................... (I)       $    150,000     $         --
Bank Credit Facility ............................. (II)           256,500          231,950
Various Notes, payable through December, 2002 .... (III)           27,614           31,121
8.75% Senior Subordinated Notes, due 2009 ........ (IV)           300,186          300,204
8.625% Senior Subordinated Notes, due 2011 ....... (V)            199,219          199,171
9.00% Subordinated Promissory Note ............... (VI)            60,509           58,258
York Newspaper Company's debt .................... (VII)            7,161            7,901
                                                             ------------     ------------
                                                                1,001,189          828,605
Less current portion of long-term debt ...........                  8,942           16,946
                                                             ------------     ------------
                                                             $    992,247     $    811,659
                                                             ------------     ------------


     (footnotes on following page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(footnotes from preceding page)

     I. January 2, 2001, the Company entered into an amended and restated credit agreement that provided for a $125.0 million Term Loan (subsequently increased to $150.0 million, on February 8, 2001), in addition to the Company's existing $350.0 million Bank Credit Facility (discussed below). Borrowings under the Term Loan bear interest at rates based upon, at the Company's option, Eurodollar or prime rates plus a spread, based on the Company's leverage ratio. Term Loan borrowing margins for Eurodollar and prime vary from 2.375% to 1.5% and 1.125% to .25%, respectively. During the first six months of the Term Loan the Eurodollar and prime borrowings margins were set at 2.375% and 1.125%, respectively. The Term Loan requires quarterly installments as follows: $15.0 million on September 30 and December 31, 2003, $9.375 million on March 31, 2004 through December 31, 2005 and $11.25 million on March 31, 2006 through December 31, 2006. Borrowing margins under the existing $350.0 million credit facility remain and are 25 to 50 basis points lower than the Term Loan.

     II. On June 30, 1999, the Company entered into a seven year, amended and restated Bank Credit Facility ("Bank Credit Facility"), which provides for borrowings up to $350.0 million, including $15.0 million that can be used for standby letters of credit. Borrowings under the Bank Credit Facility bear interest at rates based upon, at the Company's option, Eurodollar or prime rates plus a spread based on the Company's leverage ratio. Borrowing margins for prime and Eurodollar borrowings vary from 0.875% to 0.125% and 2.125% to 1.00%, respectively. Interest on prime borrowings is payable quarterly in arrears. Interest on Eurodollar borrowings is due at the end of each interest rate contract or quarterly, if the interest rate contract exceeds three months. In addition to interest, the Company pays an annual commitment fee of 0.5% to 0.25% on the unused portion of the commitment based on the Company's leverage ratio. In conjunction with the Bank Credit Facility, the Company paid $3.0 million of fees and expenses, of which Garden State charged $2.2 million of debt issuance costs to other expense in fiscal year 1999. The remaining debt issuance costs were charged to the Denver Post in conjunction with its borrowings under the Bank Credit Facility. The Bank Credit Facility requires a mandatory $75.0 million reduction in the credit commitment on September 30, 2003 and quarterly reductions of $25.0 million beginning December 31, 2003, with a final reduction on June 30, 2006. The Bank Credit Facility and the Term Loan are secured by a pledge of capital stock of the Company and its subsidiaries. The Bank Credit Facility and the Term Loan contain a number of covenants that, among other things, restrict the Company's ability and its subsidiaries' ability to dispose of assets, incur additional indebtedness, pay dividends or make capital contributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. In addition, the Bank Credit Facility requires compliance with certain cash flow ratios, debt and senior debt to operating cash flow, operating cash flow to pro forma debt service and pro forma interest expense and operating cash flow to fixed charges.

     III. In connection with various acquisitions, the Company's subsidiaries have issued notes payable to prior owners and assumed certain debt obligations. The notes payable and other debt obligations bear interest at rates ranging from 0.0% to 6.0%. The notes bearing interest at below market rates have been discounted at rates ranging from 9.0% to 12.0%. The majority of these notes and other debt obligations are unsecured obligations of the Company.

     IV. In October 1997 and February 1998, Garden State issued in the aggregate $300.0 million of Senior Subordinated Notes due 2009. These notes bear interest at 8.75% payable semi-annually, in arrears, on April 1 and October 1. The 8.75% Senior Subordinated Notes were issued at a small premium, resulting in net proceeds to the Company of approximately $300.0 million, excluding related debt issuance costs. No principal payments are required until October 1, 2009, at which time the outstanding principal amount is due and payable. The 8.75% Senior Subordinated Notes are subordinated and junior in right of payment to obligations under the Bank Credit Facility and Term Loan. The 8.75% Senior Subordinated Notes are general unsecured obligations of the Company ranking pari passu in right of payment with the 8.625% Senior Subordinated Notes and all other future senior subordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company, which is made expressly junior thereto.

     V. In the third quarter of fiscal year 1999, Garden State issued $200.0 million of 8.625% Senior Subordinated Notes due 2011. Interest accruing on the 8.625% Senior Subordinated Notes is payable semi-annually, in arrears on January 1 and July 1. The indebtedness evidenced by the 8.625% Senior Subordinated Notes are subordinated and junior in right of payment to obligations under the Bank Credit Facility and Term Loan. No principal payments are required until July 1, 2011, at which time all outstanding principal and interest is due and payable. The 8.625% Senior Subordinated Notes are general unsecured obligations of the Company ranking pari passu in right of payment with the existing 8.75% Senior Subordinated Notes.

(footnotes continue on following page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(footnotes from preceding page)

     VI. In January 1998, the Company entered into a subordinated note purchase agreement pursuant to which it issued a $47.6 million, 9.0% Subordinated Promissory Note (the "Promissory Note") due January 31, 2010. Interest accruing on the Promissory Note is payable quarterly, provided that on each interest payment date occurring on or prior to December 31, 2002, the Company may elect to defer payment of any or all accrued and unpaid interest. However, in calendar years 2000, 2001 and 2002, the Company must pay the lesser of $3.0 million or all accrued and unpaid interest due in such year. Deferred interest at June 30, 2001 was approximately $12.9 million. The Company paid $3.0 million in interest in both fiscal years 2001 and 2000. The Promissory
          Note is subordinated and junior in right of payment to the Bank Credit Facility, Term Loan and senior subordinated debt. No scheduled principal payments are required until January 31, 2010, at which time the outstanding principal amount is due and payable.

     VII. York Newspaper Company has a revolving credit note and a term bank loan totaling $5.5 million at June 30, 2001, which was modified in fiscal year 2001 to extend the maturity date. The revolving credit note and bank term loan requires monthly payments through October 2005. York Newspaper Company also has a promissory note, with a balance of $1.7 million at June 30, 2001, which requires monthly payments through October 2025. The obligations are secured by the assets of York Newspaper Company and are non-recourse to MediaNews.

     Maturities of long-term debt as of June 30, 2001, for the five fiscal years ending June 30, 2006 and thereafter, are shown below (in thousands).

2002 ..............................     $      8,942
2003 ..............................            7,070
2004 ..............................          107,596
2005 ..............................          140,232
2006 ..............................          145,601
Thereafter ........................          591,748
                                        ------------
                                        $  1,001,189
                                        ------------

     Interest paid during the fiscal years ended June 30, 2001, 2000, and 1999 was approximately $76.8 million, $66.0 million, and $53.6 million, respectively. No interest was capitalized during fiscal years 2001 and 1999. Approximately $0.3 million of interest was capitalized during the fiscal year ended June 30, 2000.

     Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company and its subsidiaries totaling approximately $0.6 million as of June 30, 2001. In addition, the Company issued approximately $1.4 million of additional letters of credit in support of its obligations under non-compete agreements entered into in connection with an acquisition on August 31, 1995.

     The fair market value of the 8.625% Senior Subordinated Notes and the 8.75% Senior Subordinated Notes at June 30, 2001 was approximately $189.0 million and $289.0 million, respectively. The carrying value of the Company's long-term debt, which has interest rates tied to prime or the Eurodollar, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate its fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price net of remaining original issue discounts, if applicable.

     The Company enters into interest rate swap agreements to reduce its exposure to the uncertainty of short term interest rate fluctuations associated with its outstanding bank debt. The Company's interest rate swap agreements are designated with a notional principal balance and generally have terms of 90 days. These agreements involve a notional amount and the exchange of a fixed interest rate for a variable interest rate over the life of a swap agreement without an exchange of the notional amount upon settlement. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The swap agreements are recorded at their fair value and changes in the fair value of such contracts are reported in comprehensive income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On March 16, 1999, Garden State issued $200.0 million of 8.625% Senior Subordinated Notes due 2011. Proceeds from the sale of these notes, along with borrowing under the Bank Credit Facility, were used to repay existing bank debt, repurchase notes payable to MediaNews shareholders and pay a dividend to MediaNews. The dividend was paid to MediaNews in order to fund MediaNews' repurchase of its Senior Discount Debentures. In conjunction with the issuance of the 8.625% Senior Subordinated Notes, the Company paid approximately $5.6 million of debt issuance costs, which were charged to expense in fiscal year 1999. These costs have been included in other expense in the accompanying consolidated statement of operations.

NOTE 8: LEASES

     The California Newspapers Partnership and The Denver Post (prior to the January 23, 2001 formation of DNA) lease assets under capital leases. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets at June 30, as follows:

                                               2001              2000
                                           ------------      ------------
                                                   (In thousands)

Building .............................     $      6,934      $      6,934
Machinery and equipment ..............               --            17,481
Accumulated amortization .............           (2,735)           (8,851)
                                           ------------      ------------
Assets under capital leases, net .....     $      4,199      $     15,564
                                           ------------      ------------

     The Company and its subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $6.2 million, $8.3 million, and $2.6 million for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows at June 30, 2001:

                                                        Capital        Operating
                                                        Leases          Leases
                                                     ------------     ------------
                                                            (In thousands)
2002 ...........................................     $        931     $      3,741
2003 ...........................................              931            3,302
2004 ...........................................              931            3,070
2005 ...........................................              931            2,341
2006 ...........................................              931            2,189
Thereafter .....................................           12,169            3,189
                                                     ------------     ------------
Total minimum lease payments ...................           16,824     $     17,832
                                                                      ------------
Less amount representing interest ..............            9,540
                                                     ------------
Present value of net future lease payments .....     $      7,284
                                                     ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: EMPLOYEE BENEFIT PLANS

PENSION PLANS

     In conjunction with the acquisition of The Sun in Lowell, Massachusetts and the Daily News, in Los Angeles, California during fiscal year 1998, the Company assumed overfunded non-contributory defined benefit pension plans, which covered substantially all the employees at the acquired newspapers. Shortly after the acquisition of Daily News, the Company elected to freeze the plan assumed in conjunction with that acquisition. Accordingly, all current service cost under that plan has been terminated. Participants in the plan assumed in conjunction with the acquisition of The Sun continue to accrue benefits associated with current services, based on years of service and estimated compensation prior to retirement. The Sun's pension plan was combined with another of the Company's underfunded pension plan, to create a combined overfunded pension plan.

     The Denver Post has and continues to sponsor two noncontributory defined benefit pension plans, which cover substantially all their current employees and its former employees that were hired by DNA, other than certain union employees covered by multi-employer pension plans under collective bargaining agreements. The plan covering salaried and management employees provide benefits based on employees' years of service and compensation during the years immediately preceding retirement. The plan covering certain union employees provides benefits of stated amounts based on length of service. The Denver Post also sponsors post-retirement health care and life insurance plans that provide certain union employees and their spouses with varying amounts of subsidized medical coverage upon retirement and, in some instances, continued life insurance benefits until age 65, if the employee retires prior to age 65.

     Due to the formation of DNA on January 23, 2001, obligations related to the employees of The Denver Post who became employees of DNA were transferred to DNA pension plans along with an amount of net pension asset to still be actuarially determined to fund the obligation. In June 2001, the first stage of these transfers occurred effective April 1, 2001. The amount of obligations transferred was approximately $11.4 million and is reflected in the June 30, 2001 financial statements. A similar amount of the plan assets was also transferred at that time and is reflected in the June 30, 2001 financial statements. The Company recognized approximately $3.0 million of pension income due to this transfer of the plan liabilities. It is currently anticipated that the Company will need to transfer an additional $13.0 million during fiscal year 2002 to the DNA pension plans in order to fully fund the benefit obligation.

     The Denver Post editorial employees, terminated vested employees and retired employees will continue to be covered by the two plans sponsored by The Denver Post.

     The Company's funding policy for all plans is to make the minimum annual contributions required by the Employee Retirement Income Security Act of 1974.

OTHER RETIREMENT PLANS

     The Company and several of its newspaper properties participate in retirement/savings plans and, in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. The majority of the Company's full-time employees are covered by one of these plans. Total expense for these plans in the fiscal years ended June 30, 2001, 2000, and 1999, was approximately $3.6 million, $4.5 million, and $1.9 million, respectively.

     The Denver Post also accrued approximately $1.0 million for early retirement incentives, which consist of supplemental retirement benefits for certain employees who retire between the age of sixty-two and sixty-five. The supplemental retirement benefits consist of cash payments to supplement the retiree's pension.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of net periodic pension and other defined benefit plans for the Company as of June 30 each year are as follows (in thousands except for assumptions data):

                                                                     Pension Plans                         Other Benefits
                                                            -------------------------------       -------------------------------
                                                                2001               2000               2001               2000
                                                            ------------       ------------       ------------       ------------
Change in Benefit Obligation
      Benefit Obligation at Beginning of Year .........     $     84,199       $     86,067       $      3,112       $      3,261
      Service Cost ....................................            1,633              2,113                 40                 45
      Interest Cost ...................................            6,336              6,237                237                236
      Amendments ......................................            2,687                791                 --                 --
      Curtailment .....................................              259                 --                 --                 --
      Termination Benefits ............................              763                 --                 --                 --
      Actuarial Loss (Gain) ...........................            2,625             (5,756)               443               (211)
      Transfer to Denver Newspaper Agency .............          (11,372)                --                 --                 --
      Benefits Paid ...................................           (5,019)            (5,253)              (308)              (219)
                                                            ------------       ------------       ------------       ------------
      Benefit Obligation at End of Year ...............     $     82,111       $     84,199       $      3,524       $      3,112
                                                            ------------       ------------       ------------       ------------

Change in Plan Assets
      Fair Value of Plan Assets at Beginning of Year ..     $    132,607       $    122,560       $         --       $         --
      Actual Return on Plan Assets ....................           (7,665)            15,300                 --                 --
      Company Contributions ...........................               --                 --                308                219
      Transfer to Denver Newspaper Agency .............           (9,145)                --                 --                 --
      Benefits Paid ...................................           (5,019)            (5,253)              (308)              (219)
                                                            ------------       ------------       ------------       ------------
      Fair Value of Plan Assets at End of Year ........     $    110,778       $    132,607       $         --       $         --
                                                            ------------       ------------       ------------       ------------

      Funded Status ...................................     $     28,667       $     48,408       $     (3,524)      $     (3,112)
      Curtailment .....................................              259                 --                 --                 --
      Termination Benefits ............................              763                 --                 --                 --
      Unrecognized Net Actuarial Loss/(Gain) ..........            3,346            (19,285)              (961)            (1,542)
      Unrecognized Prior Service Cost .................            5,851              3,664                (10)               (13)
                                                            ------------       ------------       ------------       ------------
      Prepaid (Accrued) Benefit Cost ..................     $     38,886       $     32,787       $     (4,495)      $     (4,667)
                                                            ------------       ------------       ------------       ------------

Assumptions as of June 30
      Discount Rate ...................................              7.5%               8.0%               7.5%               8.0%
      Expected Return on Plan Assets ..................      9.0% - 10.0%       8.0% - 10.0%                --                 --
      Rate of Compensation Increase ...................              5.0%               5.0%                --                 --

Components of Net Periodic Benefit Cost
      Service Cost ....................................     $      1,633       $      2,113       $         40       $         45
      Interest Cost ...................................            6,336              6,237                237                235
      Expected Return on Plan Assets ..................          (12,331)           (11,139)                --                 --
      Amortization of Deferral ........................              317                (13)              (140)              (170)
      Recognized Net Actuarial Gain ...................             (251)                --                 --                 --
      Settlement Gain .................................           (3,009)                --                 --                 --
                                                            ------------       ------------       ------------       ------------
      Net Periodic (Benefit) Cost .....................     $     (7,305)      $     (2,802)      $        137       $        110
                                                            ------------       ------------       ------------       ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:


                                                               1 Percentage           1 Percentage
                                                              Point Increase         Point Increase
                                                              --------------         --------------
Effect on total of service & interest cost components.......  $       22,000         $      (20,000)
Effect on postretirement benefit obligation.................  $      263,000         $     (237,000)


     The July 1, 2001 assumed health care trend rate was 5.0%. The Company's policy is to fund the cost of providing postretirement health care and life insurance benefits when they are entitled to be received.

NOTE 10: INCOME TAXES

     The income tax provision (benefit) for each of the three years ended June 30, 2001, 2000, and 1999, consists of the following:

                                                                              Garden State
                                                                            Newspapers, Inc.
                                     MediaNews Group, Inc. & Subsidiaries    & Subsidiaries
                                     ------------------------------------   ----------------
                                            2001             2000                 1999
                                        ------------     ------------        ------------
                                                        (In thousands)

Current:
      State .......................     $      1,370     $      5,820        $       (437)
      Federal .....................              207            1,072              (3,633)
Deferred:
      State .......................            1,682           (4,912)                984
      Federal .....................           10,785           (7,387)              7,560
                                        ------------     ------------        ------------
Net provision (benefit) ...........     $     14,044     $     (5,407)       $      4,474
                                        ------------     ------------        ------------

     A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement earnings before income taxes for the three years ended June 30, 2001, 2000, and 1999 is as follows:

                                                                                                            Garden State
                                                                                                          Newspapers, Inc.
                                                                   MediaNews Group, Inc. & Subsidiaries    & Subsidiaries
                                                                   ------------------------------------   ----------------
                                                                          2001               2000               1999
                                                                      ------------       ------------       ------------

Statutory federal income tax rate ...............................               35%                35%                35%
      Effect of:
          State income tax net of federal benefit ...............                5                  1                  4
          Utilization of net operating losses ...................               --                (25)                 1
          Book/tax basis difference associated with
            acquisitions and non-deductible acquisition costs ...                6                 (1)                 2
          1031 exchange .........................................               (7)               (14)                --
          Minority interests ....................................                3                 --                 --
          Dividends received deduction ..........................               (5)                --                 --
          Other, net ............................................               (1)                --                  3
                                                                      ------------       ------------       ------------
Financial statement effective tax rate ..........................               36%                (4)%               45%
                                                                      ------------       ------------       ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Components of the long-term deferred tax assets and liabilities as of June 30, 2001 and 2000 are as follows:

                                                         2001              2000
                                                     ------------      ------------
                                                             (In thousands)
Deferred tax assets:
Net operating losses and other credits .........     $     21,957      $     33,204
Deferred employee compensation .................            5,264             4,137
Notes payable ..................................            5,720             5,418
Other ..........................................            4,106             2,253
                                                     ------------      ------------
                                                           37,047            45,012
Valuation allowance ............................           (9,280)           (8,000)
                                                     ------------      ------------
Deferred tax assets ............................           27,767            37,012

Deferred tax liabilities:
Fixed assets ...................................           12,224            34,112
Intangibles ....................................           13,220            10,269
Partnership interests and equity investments ...           54,943             9,704
Pension assets .................................           13,022            10,254
Other ..........................................               --                18
                                                     ------------      ------------
Deferred tax liabilities .......................           93,409            64,357
                                                     ------------      ------------

Net deferred tax liabilities ...................     $     65,642      $     27,345
                                                     ============      ============

     In fiscal year 2001, the Company generated federal taxable income that was in part offset by operating loss carryforwards. However, since the federal tax laws do not allow the Company to completely offset taxable income with loss carryforwards, the Company incurred an alternative minimum tax, which will be carried forward as a credit against future taxes payable.

     At June 30, 2001, the Company has approximately $55.0 million of net operating loss carryforwards, for tax reporting purposes available to offset its future taxable income, which expire in 2005 through 2019 and $3.0 million of alternative minimum tax credit carryforwards.

     The Company made state and federal income tax payments of approximately $11.6 million, $1.0 million, and $0.1 million during fiscal years 2001, 2000, and 1999, respectively.

NOTE 11: RELATED PARTY TRANSACTIONS

     Prior to fiscal year 2000, an unconsolidated affiliate provided management services to the Company and its subsidiaries. Management fees charged by the affiliate for fiscal years June 30, 1999 was $3.2 million. Management fees have been included in selling, general and administrative expense. Effective July 1, 1999, MediaNews began providing these services directly.

NOTE 12: COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     As previously mentioned in Note 2, the Company has entered into newsprint swap agreements (the Swap Agreements), which expire in May 2005 and January 2009. The Swap Agreements are used by the Company to reduce its exposure to the uncertainty of future newsprint price fluctuations. The Company currently has 75,000 metric tons, at an average price of $602 per metric ton, hedged by the Swap Agreements. The Company also participates in fixed price contracts, which expire in December 2002 and 2009, respectively. The Company currently has 69,000 metric tons, at an average price of $590 per metric ton, covered by fixed price contracts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Denver Post Shareholder Agreement provides Media General and MediaNews with a put and a call option, respectively, on Media General's remaining 20% interest in the Denver Post Corporation. The put can be exercised by Media General beginning June 30, 2001 and expires June 30, 2004. The call option can be exercised by MediaNews beginning July 1, 2004 and expires June 30, 2005. The price of the put and call are the same and is based on the appraised fair market value of the Denver Post, less Permitted Debt of the Denver Post as defined in The Denver Post Shareholder Agreement. MediaNews has one year to close on the purchase from the date of the put notice.

     In fiscal year 1998, in exchange for $2.4 million, the Company granted an option to a third party to purchase substantially all the assets used in the publication of a certain newspaper beginning in 2003 and expiring in 2010 at the newspaper's fair market value. The holder of the option can also require the Company to repurchase the option anytime beginning in 2003 through 2010, based on a fixed formula. As of June 30, 2001, the estimated cost of repurchasing the option in 2010 is approximately $26.0 million. The estimated cost of repurchasing this option is being accreted over the life of the option agreement. If the option holder has not exercised the option by the twelfth anniversary of the option grant, the Company must repurchase the option based on the same fixed formula.

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

     As discussed below, Salt Lake Publishing purports to have an option to purchase the assets used in the operation and publication of the Salt Lake Tribune, at fair market value. The Option Agreement states that Salt Lake Publishing can exercise the option beginning July 31, 2002. As discussed below, the Deseret Publishing lawsuit seeks to declare the Option Agreement unenforceable.

CONTINGENCIES

     On December 1, 2000, Salt Lake Tribune Publishing Company ("Salt Lake Publishing") brought a lawsuit and moved for a preliminary injunction against MediaNews, AT&T Corporation, and AT&T Broadband, LLC. Salt Lake Publishing, the manager of the Salt Lake Tribune, a newspaper owned by the Company's wholly owned subsidiary Kearns-Tribune, LLC ("Kearns LLC"), initially moved to prevent MediaNews from acquiring Kearns LLC from AT&T Broadband, LLC. The district court denied the preliminary injunction motion by order dated December 15, 2000, and the Company acquired Kearns LLC on January 2, 2001. Salt Lake Publishing filed a second motion for a preliminary injunction claiming that actions taken by Kearns, LLC after its acquisition by MediaNews breached a certain Management Agreement and a certain Option Agreement between Kearns LLC and Salt Lake Publishing, both of which are dated July 31, 1997, as well as both compensatory and punitive damages for alleged breaches of those agreements.

     On April 9, 2001, Deseret News Publishing Company ("Deseret Publishing") brought a lawsuit against Kearns LLC and Salt Lake Publishing that is now pending in the Second Judicial District Court, Davis County, State of Utah. Deseret Publishing seeks declarations that the Option Agreement is unenforceable and injunctive relief concerning that agreement. In addition, Deseret Publishing seeks declarations that the Management Agreement is unenforceable to the extent that it purports to authorize Salt Lake Publishing to take certain required or permitted actions under the JOA on behalf of Kearns, LLC.

     These lawsuits seek to determine whether the Option Agreement, which purports to provide Salt Lake Publishing with an option to purchase all of the assets related to the Salt Lake Tribune in July 2002 at the then fair market price, is enforceable. Although management is not in a position at this time to comment on the likely outcome of the litigation, management does not believe that the litigation will materially affect its financial condition. The cost of defending these lawsuits may be substantial. The estimated costs associated with the April 9, 2001 lawsuit, have been capitalized as acquisition costs through purchase accounting, as the events, which ultimately brought this lawsuit, preceded the Company's acquisition of Kearns LLC.

     The Company is involved in other litigation arising in the ordinary course of business. In management's opinion, the outcome of these legal proceedings will not have a material adverse impact on our financial position or results of operations.

NOTE 13: TREASURY STOCK

     On April 7, 2000, the Company repurchased 16,000 shares of its common stock at $125.00 per share, for a total purchase price of $2.0 million. The repurchased shares represent less than 1.0% of the Company's outstanding shares and are held in treasury.

EXHIBIT
NUMBER           DESCRIPTION
-------          ----------

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

   10.2*         -Employment Agreement dated March 15, 2000 between MediaNews
                  Services and Joseph J. Lodovic, IV

   10.3*         -Employment Agreement dated March 15, 2000, between MediaNews
                  Services and William Dean Singleton

   10.4*         -Joint Operating Agreement dated January 13, 1989, among York
                  Daily Record, Inc., York Newspapers, Inc., and The York Newspaper
                  Company

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

   10.20*        -Asset Purchase Agreement dated as of December 1, 2000, between
                  AT&T Broadband LLC and MediaNews Group, Inc.

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
   10.21*        -Credit Agreement, dated as of May 12, 1999, as Amended and
                  Restated as of January 2, 2001.

   10.22         -Amendment No. 1 dated May 11, 2001, to Credit Agreement, dated as of May 12, 1999, as Amended and Restated as of January 2,
                  2001.

   12.1*         -Computation of Ratio Earnings to Fixed Charges

   21.1          -Subsidiaries of Registrant

*Previously Filed

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  MEDIANEWS GROUP, INC.


     Date: September 18, 2001     By: /s/ Ronald A. Mayo
                                      ------------------------------------------
                                      Ronald A. Mayo
                                      Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

        SIGNATURE                                TITLE                              DATE
--------------------------    ------------------------------------------     ------------------

/s/William Dean Singleton       Vice Chairman, Chief Executive Officer       September 18, 2001
--------------------------      and Director (Chief Executive Officer)
 (William Dean Singleton)

/s/ Joseph J. Lodovic, IV                      President                     September 18, 2001
--------------------------
 (Joseph J. Lodovic, IV)

  /s/ Richard B. Scudder                       Director                      September 18, 2001
--------------------------
   (Richard B. Scudder)

     /s/ Jean Scudder                          Director                      September 18, 2001
--------------------------
      (Jean Scudder)

    /s/ Ronald A. Mayo        Vice President and Chief Financial Officer
--------------------------    (Principal Accounting Officer)                 September 18, 2001
     (Ronald A. Mayo)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                 (In thousands)

                                                             Balance at    Additions                                    Balance at
                                                            Beginning of  Charged to      Net          Acquisitions       End of
                                                               Period     Expense Net  Deductions  (Dispositions), Net    Period
                                                            ------------  -----------  ----------  -------------------  ----------
MEDIANEWS GROUP, INC. AND SUBSIDIARIES
YEAR ENDED JUNE 30, 2001
  Reserves and allowances deducted from asset accounts:

  Allowance for doubtful accounts ........................  $      9,910  $    10,916  $   11,815    $      1,912       $  10,923

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
YEAR ENDED JUNE 30, 2000
  Reserves and allowances deducted from asset accounts:

  Allowance for doubtful accounts ........................  $      8,334  $    10,859  $   11,531    $      2,248       $   9,910

GARDEN STATE NEWSPAPERS, INC. AND
SUBSIDIARIES YEAR ENDED JUNE 30, 1999
  Reserves and allowances deducted from asset accounts:

  Allowance for doubtful accounts ........................  $      6,370  $     8,149  $    6,842    $        657       $   8,334

                 See notes to consolidated financial statements.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          ----------

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

   10.2*         -Employment Agreement dated March 15, 2000 between MediaNews
                  Services and Joseph J. Lodovic, IV

   10.3*         -Employment Agreement dated March 15, 2000, between MediaNews
                  Services and William Dean Singleton

   10.4*         -Joint Operating Agreement dated January 13, 1989, among York
                  Daily Record, Inc., York Newspapers, Inc., and The York Newspaper
                  Company

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

   10.20*        -Asset Purchase Agreement dated as of December 1, 2000, between
                  AT&T Broadband LLC and MediaNews Group, Inc.

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
   10.21*        -Credit Agreement, dated as of May 12, 1999, as Amended and
                  Restated as of January 2, 2001.

   10.22         -Amendment No. 1 dated May 11, 2001, to Credit Agreement, dated as of May 12, 1999, as Amended and Restated as of January 2,
                  2001.

   12.1*         -Computation of Ratio Earnings to Fixed Charges

   21.1          -Subsidiaries of Registrant

*Previously Filed