Form 10-Q
period 2001-09-30
GARDEN STATE NEWSPAPERS INC
filed 2001-11-09
CIK 918944

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       OR

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

                         INDEX TO MEDIANEWS GROUP, INC.
                    REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2001


    ITEM NO.                                                                                                PAGE
------------------                                                                                     ---------------
                                             PART I - FINANCIAL INFORMATION

        1          Financial Statements                                                                      3

        2          Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                                3

        3          Quantitative and Qualitative Disclosure of Market Risk                                    3

                                              PART II - OTHER INFORMATION

        1          Legal Proceedings                                                                         3

        2          Changes in Securities                                                                     3

        3          Defaults Upon Senior Securities                                                           3

        4          Submission of Matters to a Vote of Security Holders                                       3

        5          Other Information                                                                         3

        6          Exhibits and Reports on Form 8-K                                                          4

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 5 of this Form 10-Q.

                                     PART II
--------------------------------------------------------------------------------

ITEM 1: LEGAL PROCEEDINGS

The information required by this item is filed as part of this Form 10-Q as Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements. See Index to Financial Information on page 5 of this Form 10-Q.

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

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
None.

Reports on Form 8-K

There were no reports on Form 8-K during the quarter for which this report is filed.

                           FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

Certain statements contained herein and elsewhere in this report are forward-looking statements that are based on our current expectations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," "believe," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated and should be viewed with caution. Potential risks and uncertainties that could adversely affect our ability to obtain these results, which in most instances are beyond our control, include, without limitation, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising, (b) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising, (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors, (d) increases in newsprint costs over the level anticipated, (e) labor disputes which may cause revenue declines or increased labor costs, (f) acquisitions of new businesses or dispositions of existing businesses, (g) costs or difficulties related to the integration of businesses acquired by us may be greater than expected, (h) increases in interest or financing costs, (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet and (j) other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MEDIANEWS GROUP, INC.


Dated: November 9, 2001                By: /s/Ronald A. Mayo
       -----------------------             -----------------
                                           Ronald A. Mayo
                                           Vice President,
                                           Chief Financial Officer and
                                           Duly Authorized Officer of Registrant

                              MEDIANEWS GROUP, INC
                         Index to Financial Information


                                                                                                            Page
                                                                                                       ---------------
ITEM 1: FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets.........................................................           6
     Unaudited Condensed Consolidated Statements of Operations.....................................           8
     Unaudited Condensed Consolidated Statements of Cash Flows.....................................           9
     Notes to Unaudited Condensed Consolidated Financial Statements................................          10


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.....................................................................          13


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.....................................          19

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                        (Unaudited)
                                                                        September 30,          June 30,
                                              ASSETS                        2001                2001
                                                                        -------------      -------------
                                                                                (In thousands)
CURRENT ASSETS
Cash and cash equivalents ........................................      $       9,262      $       7,149
Accounts receivable, less allowance for doubtful accounts
     of $9,859 at September 30, 2001 and $10,923 at
     June 30, 2001 ...............................................             88,323             87,185
Inventories of newsprint and supplies ............................             11,141             14,554
Prepaid expenses and other assets ................................              5,051              5,354
Income taxes receivable ..........................................              6,907              6,539
                                                                        -------------      -------------
     TOTAL CURRENT ASSETS ........................................            120,684            120,781

PROPERTY, PLANT AND EQUIPMENT
Land .............................................................             37,384             36,779
Buildings and improvements .......................................            102,928            103,237
Machinery and equipment ..........................................            301,178            299,155
                                                                        -------------      -------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT .........................            441,490            439,171
Less accumulated depreciation and amortization ...................            125,026            117,765
                                                                        -------------      -------------
     NET PROPERTY, PLANT AND EQUIPMENT ...........................            316,464            321,406

OTHER ASSETS
Investment in unconsolidated JOAs ................................            232,916            234,732
Subscriber accounts, less accumulated amortization of
     $96,671 at September 30, 2001 and $92,292 at June 30, 2001 ..            113,592            117,971
Excess of cost over fair value of net assets acquired ............            383,813            383,813
Newspaper mastheads ..............................................            143,671            143,671
Covenants not to compete and other identifiable intangible
     assets, less accumulated amortization of $31,310 at
     September 30, 2001 and $30,381 at June 30, 2001 .............              6,572              7,501
Other ............................................................             59,199             58,857
                                                                        -------------      -------------
     TOTAL OTHER ASSETS ..........................................            939,763            946,545


     TOTAL ASSETS ................................................      $   1,376,911      $   1,388,732
                                                                        =============      =============




       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                (Unaudited)
                                                                                September 30,         June 30,
                        LIABILITIES AND SHAREHOLDERS' EQUITY                       2001                 2001
                                                                                -------------       -------------
                                                                               (In thousands, except share data)
CURRENT LIABILITIES
Trade accounts payable ...................................................      $      11,550       $      16,027
Accrued liabilities ......................................................             66,939              63,068
Unearned income ..........................................................             20,551              22,886
Current portion of long-term debt and obligations under capital leases ...              8,313               9,078
                                                                                -------------       -------------
     TOTAL CURRENT LIABILITIES ...........................................            107,353             111,059

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES ......................            991,833             999,395

OTHER LIABILITIES ........................................................             26,797              23,420

DEFERRED INCOME TAXES ....................................................             65,536              65,642

MINORITY INTEREST ........................................................            166,060             166,479

SHAREHOLDERS' EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized,
     2,314,346 shares issued and 2,298,346 shares outstanding ............                  2                   2
Additional paid-in capital ...............................................              3,631               3,631
Accumulated other comprehensive loss .....................................             (6,706)             (3,429)
Retained earnings ........................................................             24,405              24,533
Common stock in treasury, at cost, 16,000 shares .........................             (2,000)             (2,000)
                                                                                -------------       -------------
     TOTAL SHAREHOLDERS' EQUITY ..........................................             19,332              22,737
                                                                                -------------       -------------




     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................      $   1,376,911       $   1,388,732
                                                                                =============       =============


       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                              Three Months Ended September 30,
                                                                 2001                2000
                                                             -------------       -------------
                                                             (In thousands, except share data)
REVENUES
     Advertising ......................................      $     134,899       $     179,931
     Circulation ......................................             35,645              34,180
     Other ............................................              8,783               8,288
                                                             -------------       -------------
        TOTAL REVENUES ................................            179,327             222,399

COSTS AND EXPENSES
     Cost of sales ....................................             65,192              83,151
     Selling, general and administrative ..............             83,237             102,735
     Depreciation and amortization ....................             12,601              15,444
     Interest expense .................................             20,362              18,518
     Other (net) ......................................              1,256               1,385
                                                             -------------       -------------
        TOTAL COSTS AND EXPENSES ......................            182,648             221,233

EQUITY INCOME IN UNCONSOLIDATED JOAS ..................             10,942                 441

MINORITY INTEREST .....................................             (7,849)             (7,349)
                                                             -------------       -------------

LOSS BEFORE INCOME TAXES ..............................               (228)             (5,742)

INCOME TAX BENEFIT ....................................                100               1,200
                                                             -------------       -------------

LOSS ..................................................      $        (128)      $      (4,542)
                                                             =============       =============



LOSS PER COMMON SHARE:
     Loss per common share ............................      $       (0.06)      $       (1.98)
                                                             =============       =============
     Weighted average number of shares outstanding ....          2,298,346           2,298,346
                                                             =============       =============



       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   Three Months Ended September 30,
                                                                      2001                 2000
                                                                  -------------       -------------
                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss ...................................................      $         (128)      $      (4,542)
    Adjustments to reconcile loss to net cash flows from
      operating activities:
      Depreciation and amortization ........................             12,601              15,444
      Provision for losses on accounts receivable ..........              2,078               2,364
      Amortization of debt discount ........................                717                 855
      Gain on sale of assets ...............................             (1,337)                 (2)
      Equity income in unconsolidated JOAs .................            (10,942)               (441)
      Losses in non-JOA equity investments .................                406                 760
      Change in defined benefit plan assets ................               (552)               (602)
      Deferred income tax benefit ..........................               (106)             (2,900)
      Minority interest ....................................              7,849               7,349
      Change in operating assets and liabilities ...........              2,129             (15,677)
                                                                  -------------       -------------
         NET CASH FLOWS FROM OPERATING ACTIVITIES ..........             12,715               2,608

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from unconsolidated JOAs ...............              8,938                 300
      Investment in non-JOA equity investments .............               (650)                 --
      Purchase of machinery and equipment ..................             (3,464)             (5,520)
      Proceeds from the sale of assets .....................              2,553                  62
                                                                  -------------       -------------
         NET CASH FLOWS FROM INVESTING ACTIVITIES ..........              7,377              (5,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of long-term debt ...........................             16,945              18,993
      Reduction of long-term debt and other liabilities ....            (25,940)             (8,584)
      Distributions paid to minority interest ..............             (8,984)             (6,700)
                                                                  -------------       -------------
         NET CASH FLOWS FROM FINANCING ACTIVITIES ..........            (17,979)              3,709

INCREASE IN CASH AND CASH EQUIVALENTS ......................              2,113               1,159

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........              7,149             144,632
                                                                  -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................      $       9,262       $     145,791
                                                                  =============       =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Interest paid ........................................      $      16,051       $      16,871
                                                                  =============       =============
      Income taxes (refunded)/paid .........................      $         (91)      $       2,929
                                                                  =============       =============

       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Quarterly Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in MediaNews Group, Inc.'s ("MediaNews" or the "Company") Annual Report on Form 10-K for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2002.

Joint Operating Agencies

     A joint operating agency performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement ("JOA"). Editorial control and news at each of the individual newspapers, which are parties to a JOA, continue to be separate and outside of a joint operating agency. The Company, through its subsidiaries, York Newspapers, Inc., Charleston Publishing Company, Kearns-Tribune, LLC, and beginning January 23, 2001, The Denver Post Corporation, participate in joint operating agencies in York, PA, Charleston, WV, Salt Lake City, UT and Denver, CO, respectively.

     In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-1, Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures, effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. Prior to adoption of EITF 00-1, the Company accounted for all of its JOA operations using the pro-rata consolidation method. Upon adoption of EITF 00-1, effective June 30, 2000, the Company began accounting for its unconsolidated JOA investments under the equity method. Accordingly, the Company now reports its share of the unconsolidated JOA operations as a net amount in the consolidated statement of operations under the financial statement line item "Equity Income in Unconsolidated JOAs." Equity income in unconsolidated JOAs also includes the amortization of subscriber lists and up until the Company's July 1, 2001 adoption of SFAS No. 142 (see Goodwill and Other Intangible Assets), the amortization of goodwill, created by the original purchase by the Company. The Company's investments in unconsolidated JOAs are included in the consolidated balance sheet under the line item "Investment in Unconsolidated JOAs."

     While the operating results of the Denver JOA and the Salt Lake JOA are accounted for under the equity method, the editorial expenses related to the newspapers we own, which are published by these JOAs, continue to be included in the Company's operating expenses as these expenses are incurred outside of the related JOA. The Charleston JOA, on the other hand, accounts for editorial expenses within the JOA. Accordingly, Charleston editorial expenses are included in "Equity Income in Unconsolidated JOAs" rather than operating expenses. The York JOA continues to be a consolidated JOA.

Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which the Company adopted effective July 1, 2001. Under the new standard, excess of cost over fair value of net assets acquired (goodwill) and other indefinite life intangibles are no longer amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their remaining useful life. Results for the three months ended September 30, 2001 are presented under SFAS No. 142, however, in accordance with the new standard, the September 30, 2000 results have not been restated to conform to the current presentation. The table below illustrates what the Company's reported results

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

would have been had SFAS No. 142 been in effect for the Company's three months ended September 30, 2000 (in thousands, except per share data):


Reported loss ..........................      $      (4,542)
Add back: Goodwill amortization ........              1,373
Add back: Masthead amortization ........                121
                                              -------------
Adjusted loss under SFAS No. 142 .......      $      (3,048)
                                              =============

Loss per share under SFAS No. 142 ......      $       (1.33)
                                              =============


     In addition, as required by SFAS No. 142, the Company has performed a transition impairment test effective July 1, 2001. There was no impairment of intangible assets.

     Aggregate amortization expense for intangible assets subject to amortization was approximately $5.8 million for the three months ended September 30, 2001 of which approximately $0.5 million is included in equity income in unconsolidated JOAs.

Reclassifications

     Certain balances for the quarter ended September 30, 2000 have been reclassified to conform with current reporting classifications.

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

NOTE 2: HEDGING ACTIVITIES

     The Company adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities on July 1, 2000. Under SFAS No. 133, the Company's newsprint and interest rate swap agreements are recorded at fair value and changes in the value of such contracts, net of income taxes, are reported in comprehensive income. For purposes of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes. The periodic net settlements made under the newsprint swap agreements are reflected in operations in the period the newsprint is consumed. The net settlements made under the interest rate swap agreements are reflected in operations as an adjustment to interest expense over the term of the related swap.

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3: COMPREHENSIVE LOSS

     The Company's comprehensive loss consisted of the following (in thousands):


                                                               Three Months Ended September 30,
                                                              ---------------------------------
                                                                  2001                2000
                                                              -------------       -------------

Loss ...................................................      $        (128)      $      (4,542)
Cumulative effect of change in accounting
     principle, net of tax .............................                 --                (655)
Unrealized loss on hedging activities, net of tax ......             (3,277)               (179)
                                                              -------------       -------------
Comprehensive loss .....................................      $      (3,405)      $      (5,376)
                                                              =============       =============


NOTE 4: CONTINGENT MATTERS

     In December 2000, Salt Lake Tribune Publishing Company ("Salt Lake Publishing") brought a lawsuit and moved for a preliminary injunction against MediaNews, AT&T Corporation, and AT&T Broadband, LLC. That lawsuit is now pending in the United States District Court for the District of Utah as case number 2:00 CV 936. Salt Lake Publishing, the manager of the Salt Lake Tribune, a newspaper owned by the Company's wholly owned subsidiary Kearns-Tribune, LLC ("Kearns LLC"), initially moved to prevent MediaNews from acquiring Kearns LLC from AT&T Broadband, LLC. The district court denied the preliminary injunction motion by order dated December 15, 2000, and MediaNews acquired Kearns LLC on January 2, 2001. Salt Lake Publishing filed a second motion for a preliminary injunction claiming that actions taken by Kearns LLC after its acquisition by MediaNews breached a certain Management Agreement and a certain Option Agreement between Kearns LLC and Salt Lake Publishing, both of which are dated July 31, 1997. That motion sought to restore certain Salt Lake Publishing employees to certain director and officer positions at the Newspaper Agency Corporation from which they were removed, and to suspend the implementation of various amendments to a Joint Operating Agreement between Kearns LLC and the Deseret News Publishing Company ("Deseret Publishing"), the publisher of the Deseret News, the other party to the Joint Operating Agreement. The District Court granted Salt Lake Publishing's motion in part by order dated February 21, 2001. This order is currently on appeal to the United States Court of Appeals for the Tenth Circuit. Salt Lake Publishing has amended its complaint several times and currently asserts against MediaNews and Kearns LLC various claims, including claims for breaches of contract, tort claims and claims for declaratory and injunctive relief relating to the Management, Option, and Joint Operating Agreements. Salt Lake Publishing seeks, among other things, both compensatory and punitive damages. Salt Lake Publishing recently filed a fourth amended complaint, which would not significantly change the current complaint as it relates to MediaNews or Kearns LLC. MediaNews and Kearns LLC have filed answers and counterclaims and are currently engaged in active discovery.

     On April 9, 2001, Deseret Publishing brought a lawsuit against Kearns LLC and Salt Lake Publishing in the Second Judicial District Court, Davis County, State of Utah. Deseret Publishing sought, among other things, declaratory and injunctive relief as to the meaning and enforceability of the Management, Option and Joint Operating Agreements. In particular, Deseret Publishing sought a declaration that the Management Agreement is unenforceable to the extent that it purports to authorize Salt Lake Publishing to take certain required or permitted actions under the Joint Operating Agreement on behalf of Kearns LLC. This lawsuit has been voluntarily dismissed in State Court.

     This litigation involves, among other things, the enforceability of the Option Agreement, which purports to provide Salt Lake Publishing with an option to purchase all of the assets related to the Salt Lake Tribune in July 2002 at the then fair market price. MediaNews' financial advisers have advised the Company that the current fair market value of those assets is significantly in excess of what the Company paid for them. Currently, the Company is not in a position to comment on the likely outcome of the litigation; however, it does not believe that the litigation will have a materially adverse impact on its financial condition. The cost of defending these legal actions may be substantial.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATING RESULTS

     Provided below is certain summary historical financial data for the quarters ended September 30, 2001 and 2000, including the percentage change between quarters.

                        Summary Historical Financial Data
                             (Dollars in thousands)



                                                              MediaNews Group, Inc. & Subsidiaries
                                                    -----------------------------------------------------
                                                               Three Months Ended September 30,
                                                    -----------------------------------------------------
                                                        2001                2000            2001 vs. 2000
                                                    -------------       -------------       -------------
              INCOME STATEMENT DATA


Total Revenues ...............................      $     179,327       $     222,399               (19.4)%

Cost of Sales ................................             65,192              83,151               (21.6)
Selling, General and Administrative ..........             83,237             102,735               (19.0)
Depreciation and Amortization ................             12,601              15,444               (18.4)
Interest Expense .............................             20,362              18,518                10.0
Other (net) ..................................              1,256               1,385                (9.3)
                                                    -------------       -------------       -------------
   Total Costs and Expenses ..................            182,648             221,233               (17.4)

Equity Income in Unconsolidated JOAs .........             10,942                 441                 (c)

Minority Interest ............................             (7,849)             (7,349)                6.8

Loss .........................................               (128)             (4,542)                (c)

                      EBITDA

EBITDA .......................................      $      30,898       $      36,513               (15.4)%
Minority Interest EBITDA(a) ..................            (10,744)            (10,087)                6.5
Combined EBITDA of Unconsolidated JOAs(b) ....             15,301                 865                 (c)
                                                    -------------       -------------       -------------
   EBITDA Available to Company ...............      $      35,455       $      27,291                29.9%
                                                    =============       =============       =============



(a) Includes minority interest in EBITDA of the California Newspapers Partnership, The Denver Post Corporation and York Newspaper Company.
(b) Includes our proportionate share of EBITDA from JOAs in Denver, Salt Lake City and Charleston.
(c)  Not meaningful.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



SUMMARY SUPPLEMENTAL PRO FORMA FINANCIAL DATA

     Joint operating agencies, or JOAs, represent a unique operating structure within the newspaper industry. Prior to EITF 00-1, which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests on a pro-rata consolidated basis. Under this method, we consolidated on a line-item basis our proportionate share of the JOAs' operations. Although pro-rata consolidation is no longer considered an acceptable method for financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations.

     The table below presents the results of operations of our JOAs using pro-rata consolidation. The September 30, 2001 results include York Newspaper Company, Charleston Newspapers, Denver Newspaper Agency and Newspaper Agency Corporation (Salt Lake City). The September 30, 2000 results include the consolidated results of The Denver Post prior to the formation of the Denver Newspaper Agency on January 23, 2001 and pro-rata results of York Newspaper Company and Charleston Newspapers, but excludes the results of the Newspaper Agency Corporation (acquired on January 2, 2001).

   THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH
    GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE
                              11 OF REGULATION S-X

                        Summary Historical Financial Data
                             (Dollars in thousands)



                                                          MediaNews Group, Inc. & Subsidiaries
                                                 -----------------------------------------------------
                                                            Three Months Ended September 30,
                                                 -----------------------------------------------------
                                                     2001                 2000           2001 vs. 2000
                                                 -------------       -------------       -------------

         PRO-RATA INCOME STATEMENT DATA


Total Revenues ............................      $     249,002       $     222,508                11.9%

Cost of Sales .............................             91,559              83,938                 9.1
Selling, General and Administrative .......            113,194             103,164                 9.7
Depreciation and Amortization .............             16,187              15,622                 3.6
Interest Expense ..........................             20,440              18,449                10.8
Other (net) ...............................              1,730               1,471                17.6
                                                 -------------       -------------       -------------
   Total Costs and Expenses ...............            243,110             222,644                 9.2

Minority Interest .........................             (6,121)             (5,606)                9.2

Loss ......................................               (128)             (4,542)                (b)

                     EBITDA


EBITDA ....................................      $      44,249       $      35,406                25.0%
Minority Interest EBITDA(a) ...............             (8,794)             (8,115)               (8.4)
                                                 -------------       -------------       -------------
   EBITDA Available to Company ............      $      35,455       $      27,291                29.9%
                                                 =============       =============       =============

(a) Includes minority interest in EBITDA of the California Newspapers Partnership and The Denver Post Corporation.

(b)  Not meaningful.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues

     Revenues for the quarter ended September 30, 2001 were $179.3 million as compared to $222.4 million for the same quarter of fiscal year 2001. The change represents a decrease of $43.1 million, or 19.4%.

     As a result of the January 23, 2001 formation of the Denver Newspaper Agency ("DNA"), after which we no longer consolidate the results of The Denver Post (other than editorial), the October 31, 2000 sale of our Southwestern Iowa newspaper cluster, including the Daily Nonpareil, in Council Bluffs, Iowa and our smaller California disposition, revenues for the quarter decreased $62.7 million. These revenue decreases were offset in part by a $26.2 million increase in revenue related to the October 1, 2000 acquisition of the Connecticut Post, the October 1, 2000 contribution of the Marin Independent Journal to the California Newspapers Partnership, and our smaller New Mexico and California acquisitions that were completed in fiscal year 2001.

     Excluding the transactions described above, our remaining newspaper operations ("existing newspapers") experienced a $6.6 million, or 4.2%, decrease in operating revenues for the first quarter of fiscal year 2002. Advertising revenues at the existing newspapers decreased by approximately 6.4%. The decrease in advertising revenue was felt across most advertising categories; however, national advertising and classified advertising experienced the largest declines. Classified employment advertising and national advertising in particular were hit hard by the economic slowdown that has been experienced throughout the United States. The events of September 11, 2001, also had an immediate negative impact on an already soft advertising market, further compounding year over year revenue declines in most advertising categories.

     Circulation revenues remained flat compared to the same period last year due in part to our efforts to improve circulation profitability in certain of our markets by increasing single copy and home delivery prices and, in some cases, decreasing circulation volumes.

     Revenues from our interactive media division, MNGi, increased substantially during the quarter ended September 30, 2001 as a result of the strong market acceptance of the combined print and online packages that we offer to our classified advertisers. Significant revenue gains have also been realized in the online employment category. We use Employment Specialists, in which we have a 40% ownership interest, for our online employment vertical.

Cost of Sales

     Cost of sales for the quarter ended September 30, 2001 were $65.2 million as compared to $83.2 million for the same quarter of fiscal year 2001. The change represents a decrease of $18.0 million or 21.6%. The aforementioned acquisitions, dispositions, contributions and the formation of DNA were responsible for a net decrease of $17.1 million.

     On an existing newspaper basis, our cost of sales decreased $0.9 million, or 1.7% during the first quarter of fiscal year 2002. The majority of the decrease was caused by the lower page counts resulting from the decline in advertising volumes we experienced during the period. The lower page counts resulted in a 6% decrease in the consumption of newsprint, and related production supplies. These decreases were offset in part by a 10% increase in our average price per ton of newsprint consumed during the first quarter of fiscal year 2002 as compared to the same period in fiscal year 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (CONTINUED)

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expense for the quarter ended September 30, 2001 was $83.2 million as compared to $102.7 million for the same quarter of fiscal year 2001. The change represents a decrease of $19.5 million, or 19.0%. The aforementioned acquisitions, dispositions, contributions and the formation of DNA were responsible for a net decrease of $17.0 million.

     On an existing newspaper basis, SG&A expense decreased $2.5 million, or 3.5%, during the first quarter of fiscal year 2002. The decrease in SG&A expense is in part the result of a decrease in order solicitation expenses associated with our strategy to improve circulation profitability by reducing churn and a reduction in delivery costs as a result of small declines in circulation volume at some newspapers. Marketing and advertising expenses for the period ended September 30, 2001, were also down approximately $1.0 million compared to the same period in the prior year as a result of declines in advertising volumes. In addition, SG&A expense has decreased as a result of cost cutting measures that began during the second half of fiscal year 2001 and continued through the first quarter of fiscal year 2002. These decreases have been offset in part by increased costs associated with the growth experienced in our Internet operations.

Depreciation and Amortization

     Depreciation and amortization expense for the quarter ended September 30, 2001 was $12.6 million as compared to $15.4 million for the same quarter of fiscal year 2001. The change represents a decrease of $2.8 million, or 18.4%.

     The decrease is primarily the result of:

     o A decrease in amortization expense associated with our adoption of the Financial Accounting Standards Board SFAS No. 142, Goodwill and Other Intangible Assets on July 1, 2001. Under the new standard, goodwill and other indefinite life intangibles are no longer amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their remaining useful life. Had SFAS No. 142 been in effect during the quarter ended September 30, 2000, amortization expense would have been approximately $1.5 million less;

     o Depreciation and amortization expense decreased as a result of the January 23, 2001 formation of DNA, after which we no longer consolidate the results of The Denver Post (except editorial), and the October 31, 2000 sale of our Southwestern Iowa newspaper cluster;

     o Offset in part by an increase in depreciation and amortization expense related to our fiscal 2001 acquisitions, including the October 1, 2000 acquisition of the Connecticut Post, the October 1, 2000 contribution of the Marin Independent Journal to the California Newspapers Partnership, the January 2, 2001 acquisition of Kearns-Tribune, LLC and the related interest in the Newspaper Agency Corporation ("NAC"), and our smaller New Mexico and California acquisitions that were completed in fiscal year 2001 all of which increased fiscal year 2002 depreciation and amortization by $1.6 million.

Interest Expense

     Interest expense for the quarter ended September 30, 2001 was $20.4 million as compared to $18.5 million for the same quarter of fiscal year 2001. The change represents an increase of $1.9 million, or 10.0%. The increase is the result of a $165.5 million, or 19.4% increase in average debt outstanding, primarily associated with acquisitions, net of proceeds from dispositions. The increase in average debt was partially offset by a 64 basis point reduction in weighted average cost of debt primarily associated with changes in short-term interest rates in fiscal year 2002 compared to fiscal year 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (CONTINUED)

Other Expense

     Other expense for the quarter ended September 30, 2001 was $1.3 million as compared to $1.4 million for the same quarter of fiscal year 2001. The charges incurred during the first quarter of fiscal year 2002 relate primarily to litigation expense associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), and a one-time charge associated with employee reductions at certain of our newspapers and at corporate.

Equity Income in Unconsolidated JOAs

     Equity income from unconsolidated JOAs for the quarter ended September 30, 2001 was $10.9 million as compared to $0.4 million for the same quarter of fiscal year 2001. Equity income in unconsolidated JOAs represents our share of the net income from our unconsolidated JOA operations, which as of September 30, 2001 includes Charleston Newspapers, the Denver Newspaper Agency, and the Newspaper Agency Corporation in Salt Lake City. The $10.5 million increase in equity income in unconsolidated JOAs in fiscal year 2002 compared to fiscal year 2001 is due primarily to the January 23, 2001 formation of DNA and the January 2, 2001 acquisition of our interest in NAC. The increase associated with the addition of DNA and NAC were partially offset by a decrease in the results of operations of Charleston Newspapers during the first quarter of fiscal year 2002 compared to the same period of fiscal year 2001 caused by the recent economic slowdown.

EBITDA and EBITDA Available to Company

     EBITDA for the quarter ended September 30, 2001 was $30.9 million as compared to $36.5 million for the same quarter of fiscal year 2001. The change represents a decrease of $5.6 million, or 15.4%. The decrease was primarily due to the formation of DNA, after which we no longer consolidate the results of The Denver Post, as well as reduced operating profits at our existing newspapers. These decreases were partially offset by a net increase associated with the aforementioned fiscal year 2001 acquisitions, dispositions and contribution transactions.

     EBITDA Available to Company, which includes EBITDA from Unconsolidated JOAs and excludes EBITDA related to minority interests, increased $8.2 million, or 29.9%. The majority of the increase in EBITDA Available to Company is due to the aforementioned fiscal year 2001 acquisitions, offset in part by our dispositions and a $2.8 million reduction in net EBITDA Available to the Company from our existing newspapers.

     EBITDA and EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. EBITDA and EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our unaudited condensed consolidated financial statements. EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. EBITDA Available to the Company is calculated by: (i) reducing EBITDA by the minority's interest in the EBITDA generated from the California Newspapers Partnership, York Newspaper Company and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries; and (ii) increasing EBITDA by our combined proportionate share of the EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and Charleston.

Loss

     We reported a loss for the quarter ended September 30, 2001 of $0.1 million as compared to a loss of $4.5 million for the same quarter of fiscal year 2001. The decrease in the loss reported is attributable to a $10.5 million increase in equity income in unconsolidated JOAs, offset in part by a $3.1 million decrease in operating profit, net of minority interest, a $1.9 million increase in interest expense as discussed above and a $1.1 million decrease in tax benefits.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Our sources of liquidity are existing cash and other working capital, cash flows provided from operating activities, distributions from JOAs and the borrowing capacity under our credit agreement. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. We, from time to time, increase our newsprint inventories in anticipation of price increases. In fourth quarter of our fiscal year 2001, we built newsprint inventories in anticipation of the then announced price increase to delay the impact of the price increase. Since the price increase was not implemented, we reduced our newsprint inventory during the first quarter of fiscal year 2002. In general, our receivables have been collected on a timely basis.

     Net cash flows from operating activities were approximately $12.7 million for the three months ended September 30, 2001 and $2.6 million for the three months ended September 30, 2000. The $10.1 million increase in cash flows from operating activities was primarily the result of a $17.8 million improvement in cash flows associated with operating assets and liabilities, offset in part by a $5.6 million decrease in EBITDA. The $17.8 million change in our cash flows associated with operating assets and liabilities was primarily the result of improved collections on accounts receivable, reduction of newsprint inventories and a ($7.4) change in current assets and liabilities associated with The Denver Post in fiscal year 2001. As a result of the Denver JOA, changes in the operating assets and liabilities of The Denver Post are no longer included in our consolidated statement of cash flows.

     Net cash flows from investing activities were $7.4 million for the three months ended September 30, 2001 and ($5.2) million for the three months ended September 30, 2000. The $12.6 million change was primarily the result of proceeds of $2.6 million from the sale of certain assets, an $8.6 million increase in distributions from unconsolidated JOAs, and a $2.1 million decrease in capital expenditures.

     Net cash flows from financing activities were ($18.0) million for the three months ended September 30, 2001 and $3.7 million for the three months ended September 30, 2000. The change of approximately ($21.7) million was the result of our paying down a net $9.0 million of long-term debt in the first quarter of fiscal 2002, compared to borrowing a net $10.4 million during the same period of fiscal 2001. The fiscal year 2001 borrowings were primarily associated with The Denver Post Corporation and changes in working capital previously discussed. The $2.3 million increase in distributions to minority interest also contributed to the change.

LIQUIDITY

     Based upon current and expected future operating results, we believe we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. As of September 30, 2001, we have approximately $97.5 million available for future borrowings under our bank credit agreement, net of approximately $1.5 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise.

                          QUANTITATIVE AND QUALITATIVE
                            DISCLOSURE OF MARKET RISK

Debt and Related Interest Rate Swaps

     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes the bank term loan and bank credit facility. Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. We periodically enter into interest rate swap agreements to reduce our exposure to the uncertainty of short-term interest rate fluctuations associated with our bank debt. The nature and position of our bank debt and interest rate swaps have not materially changed from the disclosure made in our annual report on Form 10-K for the year ended June 30, 2001.

Newsprint Prices

     To minimize the influence of newsprint price fluctuations, we periodically enter into fixed price newsprint contracts and newsprint swap agreements. We did not enter into any new fixed price contracts or newsprint swap agreements during the quarter ended September 30, 2001. The weighted average price for our newsprint under both the fixed price and swap agreements for the remainder of fiscal 2002 is approximately $555 per metric ton.

     During the quarter ended September 30, 2001, we saw the market price for newsprint decrease. Based on recent industry forecasts, this situation is not anticipated to change in the near term, and newsprint prices are expected to continue to decline. In October 2001, the Paper Trader reported a ("RISI") index price for North American 30-pound newsprint of $525 per metric ton, while in October 2000, the price was averaging $605 per metric ton and newsprint suppliers were attempting to push through further increases. As a result of declining newsprint prices, we expect to benefit in the short-term from a lower average cost per ton of newsprint consumed. However, the decline in market rates for newsprint will be partially offset by our fixed price newsprint contracts and newsprint swap agreements, which at September 30, 2001 are in excess of the market price. The decline in market rates and changes in the associated long-term pricing curves used by analysts to value our newsprint swap agreements have caused the value of our newsprint swap portfolio to decline by $2.7 million since June 30, 2001. The decline has been recorded as a component of other comprehensive loss.