Form 10-Q
period 2001-12-31
GARDEN STATE NEWSPAPERS INC
filed 2002-02-13
CIK 918944

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2001
                                       OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                         INDEX TO MEDIANEWS GROUP, INC.
                    REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                                DECEMBER 31, 2001


    Item No.                                                                                                Page
    --------                                                                                                ----

                         PART I - FINANCIAL INFORMATION

        1          Financial Statements                                                                      3

        2          Management's Discussion and Analysis of Financial Condition and Results of                3
                   Operations

        3          Quantitative and Qualitative Disclosure of Market Risk                                    3

                           PART II - OTHER INFORMATION

        1          Legal Proceedings                                                                         3

        2          Changes in Securities                                                                     3

        3          Defaults Upon Senior Securities                                                           3

        4          Submission of Matters to a Vote of Security Holders                                       3

        5          Other Information                                                                         3

        6          Exhibits and Reports on Form 8-K                                                          4

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

                                     PART II
--------------------------------------------------------------------------------

ITEM 1: LEGAL PROCEEDINGS

The information required by this item is filed as part of this Form 10-Q as Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements. See Index to Financial Information on page 5 of this Form 10-Q.

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

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.23 - Amendment No. 2 dated December 27, 2001, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.

Reports on Form 8-K

There were no reports on Form 8-K during the quarter for which this report is filed.

                           FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

Certain statements contained herein and elsewhere in this report are forward-looking statements that are based on our current expectations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," "believe," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated and should be viewed with caution. Potential risks and uncertainties that could adversely affect our ability to obtain these results, and in most instances are beyond our control, include, without limitation, the following factors: (a) increased consolidation among major retailers, bankruptcy or other events that may adversely affect business operations of major customers and depress the level of local and national advertising, (b) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising, (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors, (d) increases in newsprint costs over the level anticipated, (e) labor disputes which may cause revenue declines or increased labor costs, (f) acquisitions of new businesses or dispositions of existing businesses, (g) costs or difficulties related to the integration of businesses acquired by us may be greater than expected, (h) increases in interest or financing costs, (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet and (j) other unanticipated events and conditions. It is not possible, to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MEDIANEWS GROUP, INC.


Dated: February 13, 2002              By:  /s/ Ronald A. Mayo
       -----------------------             -------------------------------------
                                           Ronald A. Mayo
                                           Vice President,
                                           Chief Financial Officer and
                                           Duly Authorized Officer of Registrant

                              MEDIANEWS GROUP, INC.
                         Index to Financial Information


                                                                                                            Page
                                                                                                       ---------------
ITEM 1: FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets.........................................................           6
     Unaudited Condensed Consolidated Statements of Operations.....................................           8
     Unaudited Condensed Consolidated Statements of Cash Flows.....................................           9
     Notes to Unaudited Condensed Consolidated Financial Statements................................          10


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.....................................................................          15


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.....................................          23

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                                December 31,       June 30,
                                      ASSETS                                        2001             2001
                                                                                ------------     ------------
                                                                                       (In thousands)
CURRENT ASSETS
Cash and cash equivalents .................................................     $      7,794     $      7,149
Accounts receivable, less allowance for doubtful accounts
  of $10,986 at December 31, 2001 and $10,923 at
  June 30, 2001 ...........................................................           85,935           87,185
Inventories of newsprint and supplies .....................................           10,409           14,554
Prepaid expenses and other assets .........................................            5,968            5,354
Income taxes receivable ...................................................            4,045            6,539
                                                                                ------------     ------------
  TOTAL CURRENT ASSETS ....................................................          114,151          120,781

PROPERTY, PLANT AND EQUIPMENT
Land ......................................................................           37,010           36,779
Buildings and improvements ................................................          103,588          103,237
Machinery and equipment ...................................................          303,604          299,155
                                                                                ------------     ------------
  TOTAL PROPERTY, PLANT AND EQUIPMENT .....................................          444,202          439,171
Less accumulated depreciation and amortization ............................          132,412          117,765
                                                                                ------------     ------------
  NET PROPERTY, PLANT AND EQUIPMENT .......................................          311,790          321,406

OTHER ASSETS
Investment in unconsolidated JOAs .........................................          242,106          234,732
Subscriber accounts, less accumulated amortization of
  $101,759 at December 31, 2001 and $92,292 at June 30, 2001 ..............          108,504          117,971
Excess of cost over fair value of net assets acquired .....................          383,813          383,813
Newspaper mastheads .......................................................          143,671          143,671
Covenants not to compete and other identifiable intangible
  assets, less accumulated amortization of $32,239 at
  December 31, 2001 and $30,381 at June 30, 2001 ..........................            5,643            7,501
Other .....................................................................           57,799           58,857
                                                                                ------------     ------------
  TOTAL OTHER ASSETS ......................................................          941,536          946,545
                                                                                ------------     ------------

TOTAL ASSETS ..............................................................     $  1,367,477     $  1,388,732
                                                                                ============     ============





       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                                December 31,       June 30,
                      LIABILITIES AND SHAREHOLDERS' EQUITY                         2001              2001
                                                                                ------------      ------------
                                                                              (In thousands, except share data)
CURRENT LIABILITIES
Trade accounts payable ....................................................     $     12,385      $     16,027
Accrued liabilities .......................................................           62,155            63,068
Unearned income ...........................................................           19,888            22,886
Current portion of long-term debt and obligations under capital leases ....            8,104             9,078
                                                                                ------------      ------------
   TOTAL CURRENT LIABILITIES ..............................................          102,532           111,059

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES .......................          986,035           999,395

OTHER LIABILITIES .........................................................           27,189            23,420

DEFERRED INCOME TAXES .....................................................           67,408            65,642

MINORITY INTEREST .........................................................          163,715           166,479

SHAREHOLDERS' EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized,
   2,314,346 shares issued and 2,298,346 shares outstanding ...............                2                 2
Additional paid-in capital ................................................            3,631             3,631
Accumulated other comprehensive loss ......................................           (7,919)           (3,429)
Retained earnings .........................................................           26,884            24,533
Common stock in treasury, at cost, 16,000 shares ..........................           (2,000)           (2,000)
                                                                                ------------      ------------
   TOTAL SHAREHOLDERS' EQUITY .............................................           20,598            22,737
                                                                                ------------      ------------




TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................     $  1,367,477      $  1,388,732
                                                                                ============      ============





       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Three Months                         Six Months
                                                                    Ended December 31,                Ended December 31,
                                                            ------------------------------      ------------------------------
                                                                2001              2000              2001               2000
                                                            ------------      ------------      ------------      ------------
                                                                            (In thousands, except share data)
REVENUES
  Advertising .........................................     $    139,905      $    213,234      $    274,804      $    393,165
  Circulation .........................................           34,817            40,239            70,462            74,419
  Other ...............................................            8,298            10,236            17,081            18,524
                                                            ------------      ------------      ------------      ------------
    TOTAL REVENUES ....................................          183,020           263,709           362,347           486,108

COSTS AND EXPENSES
  Cost of sales .......................................           64,829            92,296           130,021           175,447
  Selling, general and administrative .................           80,962           112,665           164,199           215,400
  Depreciation and amortization .......................           13,434            17,432            26,035            32,876
  Interest expense ....................................           19,145            20,487            39,507            39,005
  Other (net) .........................................            2,304             4,039             3,560             5,425
                                                            ------------      ------------      ------------      ------------
    TOTAL COSTS AND EXPENSES ..........................          180,674           246,919           363,322           468,153

EQUITY INCOME IN UNCONSOLIDATED JOAS ..................           11,896             1,246            22,838             1,687


GAIN ON SALE OF NEWSPAPER PROPERTIES ..................               --            23,629                --            23,629


MINORITY INTEREST .....................................           (9,788)          (11,755)          (17,637)          (19,103)
                                                            ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES ............................            4,454            29,910             4,226            24,168


INCOME TAX EXPENSE ....................................           (1,975)          (10,844)           (1,875)           (9,644)
                                                            ------------      ------------      ------------      ------------

NET INCOME ............................................     $      2,479      $     19,066      $      2,351      $     14,524
                                                            ============      ============      ============      ============




NET INCOME PER COMMON SHARE:
  Net income per common share .........................     $       1.08      $       8.30      $       1.02      $       6.32
                                                            ============      ============      ============      ============

  Weighted average number of shares outstanding .......        2,298,346         2,298,346         2,298,346         2,298,346
                                                            ============      ============      ============      ============



       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Six Months
                                                                                 Ended December 31,
                                                                              2001               2000
                                                                           ------------      ------------
                                                                                   (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................     $      2,351      $     14,524
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization ...................................           26,035            32,876
     Provision for losses on accounts receivable .....................            4,027             5,536
     Amortization of debt discount ...................................            1,384             1,676
     Gain on sale of assets ..........................................           (1,354)          (23,480)
     Equity income in unconsolidated JOAs ............................          (22,838)           (1,687)
     Losses in non-JOA equity investments ............................              842             1,079
     Change in defined benefit plan assets ...........................             (326)           (1,205)
     Deferred income tax expense .....................................            1,766             7,517
     Minority interest ...............................................           17,637            19,103
     Change in operating assets and liabilities ......................           (1,761)          (17,994)
                                                                           ------------      ------------
       NET CASH FLOWS FROM OPERATING ACTIVITIES ......................           27,763            37,945

CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from unconsolidated JOAs ..........................           14,549               710
     Investment in non-JOA equity investments ........................           (1,230)               --
     Proceeds from the sale of newspapers and other assets ...........            2,482            32,104
     Business acquisition ............................................               --          (206,931)
     Purchase of machinery and equipment .............................           (6,220)          (11,726)
                                                                           ------------      ------------
       NET CASH FLOWS FROM INVESTING ACTIVITIES ......................            9,581          (185,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt ......................................           49,103            95,278
     Reduction of long-term debt and other liabilities ...............          (64,686)          (73,447)
     Distributions paid to minority interest .........................          (21,116)          (11,348)
                                                                           ------------      ------------
       NET CASH FLOWS FROM FINANCING ACTIVITIES ......................          (36,699)           10,483

CHANGE IN CASH AND CASH EQUIVALENTS ..................................              645          (137,415)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................            7,149           144,632
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................     $      7,794      $      7,217
                                                                           ============      ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid ...................................................     $     38,329      $     38,376
                                                                           ============      ============
     Income taxes (refunded)/paid ....................................     $     (2,494)     $      6,184
                                                                           ============      ============


       See notes to unaudited condensed consolidated financial statements

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Quarterly Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in MediaNews Group, Inc.'s ("MediaNews" or the "Company") Annual Report on Form 10-K for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2001, are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2002.

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

     While the operating results of the Denver JOA and the Salt Lake JOA are accounted for under the equity method, the editorial expenses related to the newspapers owned by MediaNews, which are published by these JOAs, continue to be included in the Company's operating expenses as these expenses are incurred outside of the related JOA. The Charleston JOA, on the other hand, accounts for editorial expenses within the JOA. Accordingly, Charleston editorial expenses are included in "Equity Income in Unconsolidated JOAs" rather than operating expenses. The York JOA results are consolidated but exclude the editorial costs of the York Daily Record, which is not owned by MediaNews.

Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which the Company adopted effective July 1, 2001. Under the new standard, excess of cost over fair value of net assets acquired (goodwill) and other indefinite life intangibles are no longer amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their remaining useful life. Results for the three and six months ended December 31, 2001 are presented under SFAS No. 142, however, in accordance with the new standard, the results for the three and six month periods ended December 31, 2000 have not been restated. The following table illustrates what the Company's reported results

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

would have been had SFAS No. 142 been in effect for the Company's periods ended December 31, 2000 (in thousands, except per share data):


                                                            Three Months      Six Months
                                                               Ended             Ended
                                                            ------------     ------------
Reported net income ...................................     $     19,066     $     14,524
Add back: Goodwill amortization .......................            4,033            5,406
Add back: Masthead amortization .......................              399              520
                                                            ------------     ------------
Adjusted net income under SFAS No. 142 ................     $     23,498     $     20,450
                                                            ============     ============
Adjusted net income per share under SFAS No. 142 ......     $      10.22     $       8.90
                                                            ============     ============

     In addition, as required by SFAS No. 142, the Company has performed a transition impairment test effective July 1, 2001. There is no impairment of intangible assets.

     Aggregate amortization expense for intangible assets subject to amortization was $6.5 million and $12.3 million for the three and six month periods ended December 31, 2001, respectively. Of the aggregate amortization expense for intangible assets subject to amortization $0.5 million and $1.0 million for the three and six month periods ended December 31, 2001, respectively, is included in equity income in unconsolidated JOAs.

Reclassifications

     Certain balances for the quarter ended December 31, 2000 have been reclassified to conform with current reporting classifications.

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

Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of July 1, 2002 and while it has not yet determined the effect, if any, the adoption of SFAS No. 144 will have on the its financial position and results of operations, it does not expect adoption of the pronouncement to have a material impact on the Company's financial position.

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2: LONG-TERM DEBT

     On December 27, 2001, the Company amended its Bank Credit Agreement originally dated May 12, 1999. The amendment temporarily increased the consolidated debt to operating cash flow ratio covenant required by the agreement. Additionally, the amendment increased the borrowing margins on the $350.0 million revolving Bank Credit Facility by 12.5 basis points. The borrowing margins for the $150.0 million Term Loan were not amended.

     Under the amendment, borrowings under the Bank Credit Facility will bear interest at rates based upon, at the Company's option, Eurodollar or prime rates plus a spread, based on the Company's leverage ratio. Prime borrowing margins were amended to vary from 1.125% to 0.25%. Eurodollar borrowing margins were amended to vary from 2.375% to 1.125%. For January through June 2002, the Eurodollar borrowing margin is set at 2.375% and the prime borrowing margin is set at 1.125% for both the revolving Bank Credit Facility and the Term Loan agreements.

     On the effective date of the amendment, an amendment fee equal to 0.125% of the commitment amount, or approximately $0.7 million, was paid to the banks that are party to the Bank Credit Agreement.

NOTE 3: HEDGING ACTIVITIES

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

         During the second quarter of fiscal year 2002, the creditworthiness of a counterparty to one of the Company's newsprint swap agreements was downgraded below investment grade, and subsequently, the counterparty filed for bankruptcy, creating an event of default. Additionally, the counterparty has defaulted on payments due to the Company. These events caused the Company to notify the counterparty on February 5, 2002, of its termination of the swap agreement under the early termination provisions of the swap agreement. The Company does not believe it has any further exposure to the counterparty and does not believe there is any value associated with the swap instrument based on the methodology prescribed in the swap agreement for settlement at termination. Because the events that resulted in the Company terminating the hedge occurred during the second quarter of fiscal year 2002, the Company considers the date at which the hedging instrument became ineffective to be the date the counterparty filed bankruptcy. The Company discontinued cash flow hedge accounting on the date the hedge instrument was deemed ineffective.

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4: COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income (loss) consisted of the following (in thousands):


                                                                    Three Months                          Six Months
                                                                 Ended December 31,                   Ended December 31,
                                                            ------------------------------      ------------------------------
                                                                2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------

Net income ............................................     $      2,479      $     19,066      $      2,351      $     14,524
Cumulative effect of change in accounting
   principle, net of tax ..............................               --                --                --              (655)
Unrealized loss on hedging activities, net of tax .....           (1,213)             (476)           (4,490)             (654)
                                                            ------------      ------------      ------------      ------------
Comprehensive income (loss) ...........................     $      1,266      $     18,590      $     (2,139)     $     13,215
                                                            ============      ============      ============      ============

NOTE 5: CONTINGENT MATTERS

Kearns-Tribune, LLC

     In December 2000, Salt Lake Tribune Publishing Company ("Salt Lake Publishing") brought a lawsuit and moved for a preliminary injunction against MediaNews, AT&T Corporation, and AT&T Broadband, LLC. That lawsuit is now pending in the United States District Court for the District of Utah as case number 2:00 CV 936. Salt Lake Publishing, the manager of The Salt Lake Tribune, a newspaper owned by the Company's wholly owned subsidiary Kearns-Tribune, LLC ("Kearns LLC"), initially moved to prevent MediaNews from acquiring Kearns LLC from AT&T Broadband, LLC. The district court denied the preliminary injunction motion by order dated December 15, 2000, and MediaNews acquired Kearns LLC on January 2, 2001. Salt Lake Publishing filed a second motion for a preliminary injunction claiming that actions taken by Kearns LLC after its acquisition by MediaNews breached a certain Management Agreement and a certain Option Agreement between Kearns LLC and Salt Lake Publishing, both of which are dated July 31, 1997. That motion sought to restore certain Salt Lake Publishing employees to certain director and officer positions at the Newspaper Agency Corporation from which they were removed, and to suspend the implementation of various amendments to a Joint Operating Agreement between Kearns LLC and the Deseret News Publishing Company ("Deseret Publishing"), the publisher of the Deseret News, the other party to the Joint Operating Agreement. The District Court granted Salt Lake Publishing's motion in part by order dated February 21, 2001. MediaNews appealed the February 21, 2001, order to the United States Court of Appeals for the Tenth Circuit; however, in December 2001 MediaNews dismissed its appeal, in part, because it was unlikely to be resolved significantly in advance of the expiration of the non-renewed Management Agreement on or about July 31, 2002. Salt Lake Publishing has amended its original complaint several times and currently asserts against MediaNews and Kearns LLC various claims, including claims for breaches of contract, tort claims and claims for declaratory and injunctive relief relating to the Management, Option, and Joint Operating Agreements. Salt Lake Publishing is seeking, among other things, both compensatory and punitive damages. The trial is currently scheduled to commence June 24, 2002.

     On April 9, 2001, Deseret Publishing brought a lawsuit against Kearns LLC and Salt Lake Publishing in the Second Judicial District Court, Davis County, State of Utah. Deseret Publishing sought, among other things, declaratory and injunctive relief as to the meaning and enforceability of the Management, Option and Joint Operating Agreements. In particular, Deseret Publishing sought a declaration that the Management Agreement is unenforceable to the extent that it purports to authorize Salt Lake Publishing to take certain required or permitted actions under the Joint Operating Agreement on behalf of Kearns LLC. In September, 2001, Deseret Publishing voluntarily dismissed that action without prejudice and brought similar claims in the previously discussed lawsuit pending in federal court between MediaNews and Salt Lake Publishing.

                     MEDIANEWS GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5: CONTINGENT MATTERS (CONTINUED)

     In January 2002, certain controlling members of Salt Lake Publishing filed a separate lawsuit in Colorado State Court in Denver. This lawsuit names all the same defendants, arises from the same underlying facts, and seeks overlapping equitable relief and compensatory and punitive damages, as the pending federal case. MediaNews and the other defendants are seeking to have this lawsuit dismissed or, in the alternative, stayed pending resolution of the federal action.

     The federal case involves, among other things, the enforceability of the Option Agreement, which purports to provide Salt Lake Publishing with an option to purchase all of the assets related to The Salt Lake Tribune in July 2002 at the then fair market price. MediaNews' financial advisers have advised the Company that the current fair market value of those assets is significantly in excess of what the Company paid for them. Accordingly, although the Company is not in a position at this time to comment on the likely outcome of the litigation, it does not believe that the litigation will have a materially adverse impact on its financial condition. The cost of defending these lawsuits may be substantial.

Other

     In November 2001, one of MediaNews' former newsprint vendors brought a lawsuit against MediaNews seeking actual and compensatory damages relating to MediaNews' alleged breach of a newsprint agreement between the vendor and MediaNews. MediaNews believes it has meritorious arguments in defense of the alleged breach and intends to vigorously defend itself in this matter. In addition, MediaNews Group has filed a counterclaim against the plaintiff related to damages caused by the plaintiff's breaches. While the Company does not expect an unfavorable outcome, MediaNews does not believe an unfavorable outcome would have a material adverse impact on its financial condition, results of operations, or liquidity.

     The Company is involved in other litigation arising in the ordinary course of business. In management's opinion, the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations, or liquidity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATING RESULTS

     We have provided below certain summary historical financial data for the quarters ended December 31, 2001 and 2000, including the percentage change between quarters.

                   Summary Selected Historical Financial Data
                             (Dollars in thousands)



                                              Three Months Ended December 31,              Six Months Ended December 31,
                                       ------------------------------------------    -----------------------------------------
                                          2001           2000       2001 vs. 2000      2001           2000       2001 vs. 2000
                                       ----------     ----------    -------------    ----------     ----------   -------------
       INCOME STATEMENT DATA
       ---------------------
Total Revenues ....................    $  183,020     $  263,709          (30.6)%    $  362,347     $  486,108          (25.5)%

Cost of Sales .....................        64,829         92,296          (29.8)        130,021        175,447          (25.9)
Selling, General
  and Administrative ..............        80,962        112,665          (28.1)        164,199        215,400          (23.8)
Depreciation and Amortization .....        13,434         17,432          (22.9)         26,035         32,876          (20.8)
Interest Expense ..................        19,145         20,487           (6.6)         39,507         39,005            1.3
Other (net) .......................         2,304          4,039          (43.0)          3,560          5,425          (34.4)
                                       ----------     ----------     ----------      ----------     ----------     ----------
  Total Costs and Expenses ........       180,674        246,919          (26.8)        363,322        468,153          (22.4)

Equity Income in
  Unconsolidated JOAs .............        11,896          1,246            (d)          22,838          1,687            (d)

Minority Interest .................        (9,788)       (11,755)         (16.7)        (17,637)       (19,103)          (7.7)

Net Income ........................         2,479         19,066          (87.0)          2,351         14,524          (83.8)

        EBITDA (a)
        ----------

EBITDA ............................    $   37,229     $   58,748          (36.6)%    $   68,127     $   95,261          (28.5)%
Minority Interest EBITDA (b) ......       (12,941)       (15,349)         (15.7)        (23,685)       (25,436)          (6.9)
Combined EBITDA of
  Unconsolidated JOAs (c) .........        18,545          1,274            (d)          33,846          2,139            (d)
                                       ----------     ----------     ----------      ----------     ----------     ----------
  EBITDA Available to Company .....    $   42,833     $   44,673           (4.1)%    $   78,288     $   71,964            8.8 %
                                       ==========     ==========     ==========      ==========     ==========     ==========


(a) EBITDA is calculated by deducting cost of sales and selling, general and administrative expenses from total revenues. EBITDA and EBITDA Available to Company are not measures of performance recognized under GAAP.

(b) Includes minority interest in EBITDA of the California Newspapers Partnership, The Denver Post Corporation and York Newspaper Company.

(c) Includes our proportionate share of EBITDA from JOAs in Denver, Salt Lake City and Charleston.

(d)  Not meaningful.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SUMMARY SUPPLEMENTAL PRO FORMA FINANCIAL DATA

     Joint operating agencies, or JOAs, represent a unique operating structure within the newspaper industry. Prior to EITF 00-1, which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests, on a pro-rata consolidated basis. Under this method, we consolidated on a line-item basis our proportionate share of the JOAs' operations. Although pro-rata consolidation is no longer considered an acceptable method for financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations.

     The table below presents the results of operations of our JOAs using pro-rata consolidation. The results for the three and six month periods ended December 31, 2001 include York Newspaper Company, Charleston Newspapers, Denver Newspaper Agency and Newspaper Agency Corporation (Salt Lake City, Utah). The results for the three and six months periods ended December 31, 2000 include the consolidated results of The Denver Post prior to the formation of the Denver Newspaper Agency on January 23, 2001 and do not include the results of the Newspaper Agency Corporation (acquired on January 2, 2001).

   THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH
    GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE
                              11 OF REGULATION S-X

                    Summary Selected Pro Forma Financial Data
                             (Dollars in thousands)




                                          Three Months Ended December 31,          Six Months Ended December 31,
              PRO-RATA                -------------------------------------   -------------------------------------
        INCOME STATEMENT DATA           2001         2000     2001 vs. 2000     2001         2000     2001 vs. 2000
        ---------------------         ---------    ---------  -------------   ---------    ---------  -------------

Total Revenues ....................   $ 254,382    $ 263,360         (3.4)%   $ 503,384    $ 485,868          3.6 %

Cost of Sales .....................      90,349       92,928         (2.8)      181,908      176,866          2.9
Selling, General
  and Administrative ..............     110,272      112,762         (2.2)      223,466      215,926          3.5
Depreciation and Amortization .....      17,163       17,421         (1.5)       33,350       33,043          0.9
Interest Expense ..................      19,179       20,423         (6.1)       39,619       38,872          1.9
Other (net) .......................       4,972        3,875         28.3         6,702        5,346         25.4
                                      ---------    ---------    ---------     ---------    ---------    ---------
  Total Costs and Expenses ........     241,935      247,409         (2.2)      485,045      470,053          3.2

Minority Interest .................      (7,993)      (9,521)       (16.0)      (14,114)     (15,127)        (6.7)

Net Income ........................       2,479       19,066        (87.0)        2,351       14,524        (83.8)

               EBITDA
               ------

EBITDA ............................   $  53,761    $  57,670         (6.8)%   $  98,010    $  93,076          5.3 %
Minority Interest EBITDA (a) ......     (10,928)     (12,997)       (15.9)      (19,722)     (21,112)        (6.6)
                                      ---------    ---------    ---------     ---------    ---------    ---------
  EBITDA Available to Company .....   $  42,833    $  44,673         (4.1)%   $  78,288    $  71,964          8.8 %
                                      =========    =========    =========     =========    =========    =========


(a) Includes minority interest in EBITDA of the California Newspapers Partnership and The Denver Post Corporation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

     Certain transactions in fiscal year 2001 had a significant impact on comparisons of results for the three month and six month periods ending December 31, 2001 and 2000.

     Significant transactions that affect comparisons between the three month periods ending December 31, 2001 and 2000 include the January 23, 2001 formation of the Denver Newspaper Agency ("DNA"), after which we no longer consolidate the results of The Denver Post (other than editorial), the October 31, 2000 sale of our Southwestern Iowa newspaper cluster, and the sale of two small newspapers in California. The impact of these transactions were offset in part by our purchase of the Carlsbad Current-Argus and other smaller New Mexico and California acquisitions that were completed in fiscal year 2001. Additionally, on January 2, 2001, we purchased Kearns-Tribune, LLC, which publishes The Salt Lake Tribune and has a 58% profit ownership interest in the Newspaper Agency Corporation ("NAC"), a 50% controlled JOA in Salt Lake City. We consolidate the editorial expenses of The Salt Lake Tribune; however, our equity interest in NAC is accounted for under the equity method of accounting.

     In addition to the transactions described above, comparisons between the six months ended December 31, 2001 and 2000 are also affected by the October 1, 2000 acquisition of the Connecticut Post and the October 1, 2000 contribution of the Marin Independent Journal to the California Newspapers Partnership.

Revenues

     Revenues for the three and six month periods ended December 31, 2001 were $183.0 million and $362.3 million, respectively, as compared to $263.7 million and $486.1 million for the same periods in the prior year. This represents an $80.7 million, or 30.6%, decrease for the three month period, and a $123.8 million, or 25.5%, decrease for the six month period, as compared to the same periods in the prior year. The aforementioned transactions in fiscal year 2001 had the net impact of decreasing reported revenues by $64.4 million for the three month period, and $102.5 million for the six month period as compared to the same periods of fiscal year 2001. The decrease in reported revenues is primarily associated with deconsolidation of the revenues of The Denver Post because of the JOA.

     Excluding the transactions described above, total revenues of our remaining newspaper operations ("existing newspapers") decreased in fiscal year 2002 by $16.3 million, or 8.2%, and $21.2 million, or 6.4%, for the three and six month periods ended December 31, 2001, respectively, as compared to the same periods in the prior year. Advertising revenues at our existing newspapers decreased by approximately 10.4% during the second quarter of fiscal year 2002 and 8.6% during the year-to-date period. The decrease in advertising revenues was felt across all major advertising categories; however, national advertising and classified advertising experienced the largest percentage declines. In classified advertising, auto and real estate had slight increases in lineage compared to the prior year, but these increases were significantly offset by the decline in classified employment. Classified employment advertising and national advertising in particular were hit hard by the economic slowdown that has been experienced throughout the United States. The events of September 11, 2001, also had a negative impact on an already soft advertising market, further compounding year over year revenue declines in most advertising categories.

     Circulation revenues at existing newspapers remained flat for the quarter and year-to-date periods as compared to the same periods in the prior year due in part to our efforts to improve circulation profitability in certain of our markets by increasing single copy and home delivery prices and, in some cases, decreasing circulation volumes.

     Revenues from our interactive media division, MNGi, increased $1.0 million and $2.1 million for the three and six month periods ended December 31, 2001 compared to the same period in the prior year, as a result of the strong market acceptance of the combined print and online packages that we are offering to our advertisers, particularly in the online employment category.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (CONTINUED)

Cost of Sales

     Cost of sales for the three and six month periods ended December 31, 2001 were $64.8 million and $130.0 million, respectively, as compared to $92.3 million and $175.4 million for the same periods in the prior year. This represents a $27.5 million, or 29.8%, decrease for the three month period, and a $45.4 million, or 25.9%, decrease for the six month period, as compared to the same periods in the prior year. The aforementioned transactions in fiscal year 2001 had the net impact of decreasing cost of sales by $24.7 million for the three month period, and $42.5 million for the six month period as compared to the same periods of fiscal year 2001, again primarily associated with the deconsolidation of The Denver Post operating results (except editorial) because of the JOA.

     On an existing newspaper basis, our cost of sales in fiscal year 2002 decreased $2.7 million, or 4.6%, for the three month period and $2.9 million, or 2.8%, for the six month period as compared to the prior year. The majority of the decrease was caused by the lower page counts resulting from the decline in advertising volumes we experienced during both the three and six month periods, as well as lower newsprint prices experienced during the three month period ended December 31, 2001. The lower page counts resulted in a 7.0% decrease in the consumption of newsprint, and related production supplies for the second quarter of fiscal year 2002 and a 6.3% decrease for the six month period ended December 31, 2001, as compared to the same periods in the prior year. Lower newsprint prices experienced during the second quarter of fiscal year 2002 as compared to the same period in fiscal year 2001 resulted in a 4.7% decrease in our average price per ton of newsprint consumed during that period. For the six month period ended December 31, 2001, the 6.3% decrease in consumption was offset by a 3.0% increase in the average price per ton of newsprint consumed as compared to the same period in prior year. Our editorial expenses remained relatively flat for both the three and six month periods ended December 31, 2001, as compared to the same periods in prior year.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expense for the three and six month periods ended December 31, 2001 were $81.0 million and $164.2 million, respectively, as compared to $112.7 million and $215.4 million for the same periods in the prior year. This represents a $31.7 million, or 28.1% decrease for the three month period, and a $51.2 million, or 23.8%, decrease for the six month period as compared to the same periods in the prior year. The aforementioned transactions in fiscal year 2001 had the net impact of decreasing SG&A expense by $26.1 million and $43.5 million for the three and six month periods ended December 31, 2001, respectively, primarily as a result of no longer consolidating The Denver Post.

     On an existing newspaper basis, SG&A expense in fiscal year 2002 decreased $5.6 million, or 6.6%, for the three month period and $7.7 million, or 5.3% for the six month period as compared to the same periods in the prior year. The decrease in SG&A expense is in part the result of a decrease in order solicitation expenses associated with our strategy to improve circulation profitability by reducing churn and a reduction in delivery costs as a result of small declines in circulation volume at some newspapers. Marketing and advertising expenses for the three and six month periods ended December 31, 2001, were also down approximately $1.0 million and $1.9 as compared to the same periods in the prior year as a result of declines in advertising revenues. In addition, SG&A expense has decreased as a result of cost cutting measures that began during the second half of fiscal year 2001 with additional cuts being made throughout the six month period ended December 31, 2001. These decreases have been offset in small part by increased costs associated with the revenue growth experienced in our Internet operations.

Depreciation and Amortization

     Depreciation and amortization expense for the three and six month periods ended December 31, 2001 were $13.4 million and $26.0 million, respectively, as compared to $17.4 million and $32.9 million for the same periods in the prior year. This represents a decrease of $4.0 million, or 22.9%, for the three month period, and a $6.9 million, or 20.8% decrease for the six month period, as compared to the same periods in the prior year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (CONTINUED)

     The decrease is primarily the result of a decrease in amortization expense associated with our adoption of the Financial Accounting Standards Board SFAS No. 142, Goodwill and Other Intangible Assets on July 1, 2001. Under the new standard, goodwill and other indefinite life intangibles are no longer amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their remaining useful life. Had SFAS No. 142 been in effect during the three and six month periods ended December 31, 2000, amortization expense would have been $4.4 million and $5.9 million less, for the respective periods. Also effecting the change is a net decrease in depreciation and amortization due to the aforementioned fiscal year 2001 transactions.

Interest Expense

     Interest expense for the three and six month periods ended December 31, 2001 was $19.1 million and $39.5 million, respectively, as compared to $20.5 million and $39.0 million for the same periods in the prior year. This represents a $1.4 million, or 6.6%, decrease for the three month period, and a $0.5 million, or 1.3%, increase for the six month period as compared to the same periods of the prior year.

     For the three month period ended December 31, 2001, our weighted average cost of debt decreased 140 basis points as compared to the same period in the prior year, while our average debt increased by $105.9 million, or 11.8%, primarily associated with borrowings in conjunction with our acquisition of Kearns-Tribune, LLC. As a result, interest expense for the three month period ended December 31, 2001 decreased as compared to the same period in the prior year.

     For the six month period ended December 31, 2001, our average debt increased by approximately $133.1 million, or 15.2%, as compared to the same period in the prior year. Our 104 basis point reduction in the weighted average cost of debt during this same period was only able to partially offset the weighted average increase in debt. As a result, interest expense increased 1.3% during the six month period ended December 31, 2001 as compared to the same period in the prior year. The decrease in the weighted average cost of debt would have been greater except for the negative impact of unfavorable hedges entered into in early 2001, which did not expire until October 2001. We believe we will experience favorable variances in interest rates throughout the remainder of our fiscal year.

Other Expense

     Other expense for the three and six month periods ended December 31, 2001 was $2.3 million and $3.6 million, respectively, as compared to $4.0 million and $5.4 million for the same periods in the prior year. The decrease is primarily a result of one-time charges for transition team payroll and consulting fees related to the integration planning for the formation of DNA, which were included in our results for the second quarter of fiscal year 2001. The decrease associated with DNA integration planning was partially offset by litigation expense associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), and a one-time charge associated with employee reductions at certain of our newspapers and at corporate.

Equity Income in Unconsolidated JOAs

     Equity income from unconsolidated JOAs for the three and six month periods ended December 31, 2001 was $11.9 million and $22.8 million, respectively, as compared to $1.2 million and $1.7 million for the same periods in the prior year. Equity income in unconsolidated JOAs represents our share of the net income from our unconsolidated JOA operations, which as of December 31, 2001 includes Charleston Newspapers, the Denver Newspaper Agency, and the Newspaper Agency Corporation in Salt Lake City. The $10.7 million increase in equity income in unconsolidated JOAs for the three month period and the $21.1 increase for the six month period ended December 31, 2001 as compared to the same periods of the prior year is due to the January 23, 2001 formation of DNA and the January 2, 2001 acquisition of our interest in NAC. The increase associated with the addition of DNA and NAC was partially offset by a decrease in the results of operations of Charleston Newspapers during the three and six month periods ended December 31, 2001 as compared to the same periods of the prior year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (CONTINUED)

EBITDA and EBITDA Available to Company

     EBITDA Available to Company, which includes EBITDA from Unconsolidated JOAs and excludes EBITDA related to minority interests, decreased $1.8 million, or 4.1%, for the three month period ended December 31, 2001 as compared to the same period of the prior year and increased $6.3 million, or 8.8%, for the six month period ended December 31, 2001 as compared to the same period of the prior year.

     The majority of the decrease in EBITDA Available to Company for the three month period is due to a $6.0 million reduction in net EBITDA Available to the Company from our existing newspapers, offset in part by a net increase of $4.6 million associated with the aforementioned fiscal year 2001 transactions. EBITDA Available to Company increased by $14.4 million for the six month period ended December 31, 2001, as compared to the same period the prior year associated with the aforementioned fiscal year 2001 transactions. This increase was offset in part by an $8.1 million reduction in net EBITDA Available to the Company from our existing newspapers as compared to the same period of fiscal year 2001.

     EBITDA for the three and six month periods ended December 31, 2001 was $37.2 million and $68.1 million, as compared to $58.7 million and $95.3 million for the same periods in the prior year. The change represents a decrease of $21.5 million, or 36.6%, for the three month period, and $27.2 million, or 28.5%, for the six month period, primarily due to the net decrease associated with the aforementioned fiscal year 2001 transactions, as well as a reduction of EBITDA at our existing newspapers of $8.0 million, or 14.5%, and $10.6 million, or 12.9%, for the three and six month periods ended December 31, 2001 as compared to the same periods in fiscal year 2001.

     EBITDA and EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. EBITDA and EBITDA Available to Company should not be considered as an alternative to measuring profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. EBITDA Available to Company is calculated by: (i) reducing EBITDA by the minority's interest in the EBITDA generated from the California Newspapers Partnership, York Newspaper Company and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries; and (ii) increasing EBITDA by our combined proportionate share of the EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and Charleston.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (CONTINUED)

Net Income

     We reported net income for the three and six month periods ended December 31, 2001 of $2.5 million and $2.4 million, respectively, as compared to net income of $19.1 million and $14.5 million for the same periods in the prior year.

     Income before taxes for the three month and six month periods ended December 31, 2001 and 2000, adjusted to exclude the gain on sale of newspapers and the amortization expense on goodwill and mastheads prior to the adoption of SFAS No. 142 is as follows:


                                                                    Three Months                     Six Months
                                                                 Ended December 31,              Ended December 31,
                                                            ---------------------------      ---------------------------
                                                               2001            2000             2001            2000
                                                            -----------     -----------      -----------     -----------

Income before taxes ...................................     $     4,454     $    29,910      $     4,226     $    24,168
Gain on sale of newspapers ............................              --         (23,629)              --         (23,629)
Amortization expense prior to adoption of
   SFAS No. 142 .......................................              --           4,432               --           5,926
                                                            -----------     -----------      -----------     -----------
Adjusted pretax income ................................     $     4,454     $    10,713      $     4,226     $     6,465
                                                            ===========     ===========      ===========     ===========


     The $6.3 million decrease in adjusted pretax income for the three month period is primarily associated with a $19.1 million decrease in EBITDA net of minority interest, offset by a $10.7 million increase in equity income in unconsolidated JOAs and a combined reduction in interest and other expenses. The $2.2 million decrease in adjusted pretax income for the six month period ended is primarily associated with a $25.4 million decrease in EBITDA net of minority interest, offset by a $21.1 million increase in equity income in unconsolidated JOAs, along with an increase in interest expense and reductions in other expenses. The change in income tax expense was primarily the result of the $23.6 million in fiscal year 2001 gain on sale of newspaper properties.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

     Our sources of liquidity are existing cash and other working capital, cash flows provided from operating activities, distributions from JOAs and the borrowing capacity under our credit agreement. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. We, from time to time, increase our newsprint inventories in anticipation of price increases. In the fourth quarter of our fiscal year 2001, we built newsprint inventories in anticipation of the then announced price increase to delay the impact of the price increase. Since the price increase was not implemented, we have reduced our newsprint inventory levels. In general, our receivables have been collected on a timely basis.

     Net cash flows from operating activities were $27.8 million for the six months ended December 31, 2001 and $37.9 million for the six months ended December 31, 2000. The $10.1 million decrease in cash flows from operating activities was primarily the result of a $16.2 million improvement in cash flows associated with changes in operating assets and liabilities, offset by a $27.2 million decrease in EBITDA. The $16.2 million change in our cash flows associated with operating assets and liabilities was primarily the result of improved collections on accounts receivable, reduction of newsprint inventories and a $3.9 million change in current assets and liabilities associated with The Denver Post in fiscal year 2001. As a result of the Denver JOA, changes in the operating assets and liabilities of The Denver Post are no longer included in our consolidated statement of cash flows. The change in EBITDA was explained earlier (see "EBITDA and EBITDA Available to Company").

     Net cash flows from investing activities were $9.6 million for the six months ended December 31, 2001 and ($185.8) million for the six months ended December 31, 2000. The fiscal year 2001 cash flows included spending ($206.9) million on newspaper acquisitions, offset by $32.0 million of receipts associated with the disposition of the Southwestern Iowa newspaper cluster. Distributions from unconsolidated JOAs during the six months ended December 31, 2001 increased by $13.8 million as compared to the six months ended December 31, 2000, due primarily to the distributions from DNA, formed January 23, 2001, and NAC, whose interest was acquired on January 2, 2001. Additionally, the fiscal year 2002 cash flows reflect a $5.5 million decrease in capital expenditures as compared to the same period in the prior year, resulting from current year cutbacks in capital spending.

     Net cash flows from financing activities were ($36.7) million for the six months ended December 31, 2001 and $10.5 million for the six months ended December 31, 2000. The change of approximately $47.2 million was the result of our paying down a net $15.6 million of long-term debt in the first six months of fiscal year 2002, compared to borrowing a net $21.8 million during the same period of fiscal year 2001. The fiscal year 2001 borrowings were primarily associated with newspaper acquisitions and changes in working capital previously discussed. A $9.8 million increase in distributions to minority interest in fiscal year 2002, which was primarily due to the timing of payments to minority partners, also contributed to the change.

LIQUIDITY

     Based upon current and expected future operating results, we believe we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. As of December 31, 2001, we have approximately $100.3 million available for future borrowings under our bank credit agreement, net of approximately $1.3 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise.

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

Newsprint Prices

     To minimize the influence of newsprint price fluctuations, we periodically enter into fixed price newsprint contracts and newsprint swap agreements. In December 2001, a counterparty to one of our newsprint swap agreements declared bankruptcy. As a result, we terminated the related swap agreement on February 5, 2002. The decline in market rates and changes in the associated long-term pricing curves used by analysts to value our newsprint swap agreements has caused the value of our newsprint swap agreements to decrease since June 30, 2001. The decline has been recorded as a component of other comprehensive loss.

     Domestic newsprint consumption dropped 11% in calendar year 2001 versus 2000. During the six months ended December 31, 2001, we saw the market price for newsprint steadily decline as daily newspapers' consumption continued to decline throughout the period as a result of the soft economy. Based on recent industry forecasts, the situation is not anticipated to change in the near term. In January 2002, the Paper Trader reported an index (RISI) price for North American 30-pound newsprint of $470 per metric ton, while in January 2001, RISI was $605 per metric ton, and newsprint suppliers were attempting to push through further increases. As a result of the decline in newsprint prices, we expect to benefit in the short-term from the lower average cost per ton of newsprint. However, the market price for newsprint has been and will continue to be partially offset by our fixed price newsprint contracts which at December 31, 2001 are in excess of the market price. Currently, the weighted average price for our newsprint under both the fixed price and our remaining newsprint swap agreement is approximately $508 per metric ton.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION
------       -----------
10.23    -   Amendment No. 2 dated December 27, 2001, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.