Form 10-Q
period 2002-03-31
GARDEN STATE NEWSPAPERS INC
filed 2002-05-15
CIK 918944

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number

MEDIANEWS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or organization)	76-0425553 (I.R.S. Employer Identification Number)

1560 Broadway Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

Registrant’s telephone number, including area code: (303) 563-6360

Indicate by check mark whether a registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
March 31, 2002

Item No.		Page

	PART I — FINANCIAL INFORMATION
1	Financial Statements	3
2	Management’s Discussion and Analysis of Financial	3
	Condition and Results of Operations
3	Quantitative and Qualitative Disclosure of Market Risk	3
	PART II — OTHER INFORMATION
1	Legal Proceedings	3
2	Changes in Securities	3
3	Defaults Upon Senior Securities	3
4	Submission of Matters to a Vote of Security Holders	3
5	Other Information	3
6	Exhibits and Reports on Form 8-K	4

PART I

ITEM 1: FINANCIAL STATEMENTS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 5 of this Form 10-Q.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORWARD-LOOKING STATEMENTS

Certain statements contained herein and elsewhere in this report are forward-looking statements that are based on our current expectations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” “believe,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated and should be viewed with caution. Potential risks and uncertainties that could adversely affect our ability to obtain these results, and in most instances are beyond our control, include, without limitation, the following factors: (a) increased consolidation among major retailers, bankruptcy or other events that may adversely affect business operations of major customers and depress the level of local and national advertising, (b) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising, (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors, (d) increases in newsprint costs over the level anticipated, (e) labor disputes which may cause revenue declines or increased labor costs, (f) acquisitions of new businesses or dispositions of existing businesses, (g) costs or difficulties related to the integration of businesses acquired by us may be greater than expected, (h) increases in interest or financing costs, (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet and (j) other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIANEWS GROUP, INC.

Dated:	May 13, 2002	By:	/s/ Ronald A. Mayo Ronald A. Mayo Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	June 30,
	2002	2001

	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,482	$7,149
Accounts receivable, less allowance for doubtful accounts of $10,811 at March 31, 2002 and $10,923 at June 30, 2001	77,451	87,185
Inventories of newsprint and supplies	10,603	14,554
Prepaid expenses and other assets	6,022	5,354
Income taxes receivable	4,834	6,539

TOTAL CURRENT ASSETS	102,392	120,781
PROPERTY, PLANT AND EQUIPMENT
Land	37,015	36,779
Buildings and improvements	103,611	103,237
Machinery and equipment	305,188	299,155

TOTAL PROPERTY, PLANT AND EQUIPMENT	445,814	439,171
Less accumulated depreciation and amortization	139,752	117,765

NET PROPERTY, PLANT AND EQUIPMENT	306,062	321,406
OTHER ASSETS
Investment in unconsolidated JOAs	238,865	234,732
Subscriber accounts, less accumulated amortization of $106,535 at March 31, 2002 and $92,292 at June 30, 2001	103,728	117,971
Excess of cost over fair value of net assets acquired	383,908	383,813
Newspaper mastheads	143,795	143,671
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $33,169 at March 31, 2002 and $30,381 at June 30, 2001	4,713	7,501
Other	58,865	58,857

TOTAL OTHER ASSETS	933,874	946,545

TOTAL ASSETS	$1,342,328	$1,388,732

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	June 30,
	2002	2001

	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$9,873	$16,027
Accrued liabilities	61,257	63,068
Unearned income	20,274	22,886
Current portion of long-term debt and obligations under capital leases	7,818	9,078

TOTAL CURRENT LIABILITIES	99,222	111,059
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	968,545	999,395
OTHER LIABILITIES	30,762	23,420
DEFERRED INCOME TAXES	60,589	65,642
MINORITY INTEREST	159,556	166,479
SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized, 2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	3,631	3,631
Accumulated other comprehensive loss	(7,622)	(3,429)
Retained earnings	29,643	24,533
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	23,654	22,737

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,342,328	$1,388,732

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended March 31,		Ended March 31,

	2002	2001	2002	2001

	(In thousands, except share data)
REVENUES
Advertising	$124,525	$141,704	$399,329	$534,869
Circulation	34,141	35,072	104,603	109,491
Other	8,690	8,214	25,771	26,738

TOTAL REVENUES	167,356	184,990	529,703	671,098
COSTS AND EXPENSES
Cost of sales	59,890	71,312	189,911	246,759
Selling, general and administrative	80,207	90,088	244,406	305,488
Depreciation and amortization	13,089	16,078	39,124	48,954
Interest expense	18,718	21,928	58,225	60,933
Other (net)	5,695	6,274	9,255	11,699

TOTAL COSTS AND EXPENSES	177,599	205,680	540,921	673,833
EQUITY INCOME IN UNCONSOLIDATED JOAS	12,490	5,199	35,328	6,886
GAIN ON SALE OF NEWSPAPER PROPERTIES	—	52,019	—	75,648
MINORITY INTEREST	(7,006)	(13,488)	(24,643)	(32,591)

INCOME (LOSS) BEFORE INCOME TAXES	(4,759)	23,040	(533)	47,208
INCOME TAX BENEFIT (EXPENSE)	7,518	(8,887)	5,643	(18,531)

NET INCOME	$2,759	$14,153	$5,110	$28,677

NET INCOME PER COMMON SHARE:
Net income per common share	$1.20	$6.16	$2.22	$12.48

Weighted average number of shares outstanding	2,298,346	2,298,346	2,298,346	2,298,346

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended March 31,
	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,110	$28,677
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	39,124	46,019
Provision for losses on accounts receivable	7,809	7,786
Amortization of debt discount	2,017	2,454
Gain on sale of assets	(1,466)	(75,648)
Equity income in unconsolidated JOAs	(35,328)	(6,886)
Losses in non-JOA equity investments	593	1,302
Change in defined benefit plan assets	(570)	(1,807)
Deferred income tax (benefit) expense	(5,053)	11,312
Minority interest	24,643	32,591
Loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	201	—
Loss on derivatives	2,954	—
Change in operating assets and liabilities	(480)	(10,682)

NET CASH FLOWS FROM OPERATING ACTIVITIES	39,554	35,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from unconsolidated JOAs	30,142	20,516
Investment in non-JOA equity investments	(1,855)	—
Proceeds from the sale of newspapers and other assets	2,561	100,183
Business acquisitions	—	(419,476)
Purchases of machinery and equipment	(7,882)	(17,221)

NET CASH FLOWS FROM INVESTING ACTIVITIES	22,966	(315,998)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	53,375	319,897
Reduction of long-term debt and other liabilities	(87,280)	(156,152)
Distributions paid to minority interest	(32,282)	(24,408)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(66,187)	139,337
CHANGE IN CASH AND CASH EQUIVALENTS	(3,667)	(141,543)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,149	144,632

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,482	$3,089

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$54,476	$56,467

Income taxes (refunded)/paid	$(2,295)	$10,041

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Significant Accounting Policies and Other Matters

Basis of Quarterly Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2002, are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2002.

Joint Operating Agencies

     A joint operating agency performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement (“JOA”). Editorial control and news at each of the individual newspapers, which are parties to a JOA, continue to be separate and outside of a joint operating agency. The Company, through its subsidiaries, York Newspapers, Inc., Charleston Publishing Company, Kearns-Tribune, LLC, and beginning January 23, 2001, The Denver Post Corporation, participate in joint operating agencies in York, PA, Charleston, WV, Salt Lake City, UT and Denver, CO, respectively.

     In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-1, Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures, effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. Prior to adoption of EITF 00-1, the Company accounted for all of its JOA operations using the pro-rata consolidation method. Upon adoption of EITF 00-1, effective June 30, 2000, the Company began accounting for its unconsolidated JOA investments under the equity method. Accordingly, the Company now reports its share of the unconsolidated JOA operations as a net amount in the consolidated statement of operations under the financial statement line item “Equity Income in Unconsolidated JOAs.” Equity income in unconsolidated JOAs also includes the amortization of subscriber lists and up until the Company’s July 1, 2001 adoption of SFAS No. 142 (see Goodwill and Other Intangible Assets), the amortization of goodwill, created by the original purchase by the Company. The Company’s investments in unconsolidated JOAs are included in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs.”

     While the operating results of the Denver JOA and the Salt Lake JOA are accounted for under the equity method, the editorial expenses related to the newspapers owned by MediaNews, which are published by these JOAs, continue to be included in the Company’s operating expenses as these expenses are incurred outside of the related JOA. The Charleston JOA, on the other hand, accounts for editorial expenses within the JOA. Accordingly, Charleston editorial expenses are included in “Equity Income in Unconsolidated JOAs” rather than operating expenses. The York JOA results are consolidated but exclude the editorial costs of the York Daily Record, which is not owned by MediaNews.

Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which the Company adopted effective July 1, 2001. Under the new standard, excess of cost over fair value of net assets acquired (goodwill) and other indefinite life intangibles are no longer amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their remaining useful life. Results for the three and nine months ended March 31, 2002 are presented under SFAS No. 142, however, in accordance with the new standard, the results for the three and nine month periods ended March 31, 2001 have not been restated. The following table illustrates what the Company’s reported results

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Significant Accounting Policies and Other Matters (continued)

would have been had SFAS No. 142 been in effect for the Company’s periods ended March 31, 2001 (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended

Reported net income	$14,153	$28,677
Add back: Goodwill amortization	2,795	8,201
Add back: Masthead amortization	805	1,325

Adjusted net income under SFAS No. 142	$17,753	$38,203

Adjusted net income per share under SFAS No. 142	$7.72	$16.62

     In addition, as required by SFAS No. 142, the Company performed a transition impairment test effective July 1, 2001. At that time there was no impairment of intangible assets. In accordance with SFAS No. 142, another impairment test will be performed July 1, 2002, unless events or circumstances arise that require the Company to test for impairment sooner.

     Aggregate amortization expense for intangible assets subject to amortization was $6.2 million and $18.5 million for the three and nine month periods ended March 31, 2002, respectively. Of the aggregate amortization expense for intangible assets subject to amortization, $0.5 million and $1.4 million for the three and nine month periods ended March 31, 2002, respectively, is included in equity income in unconsolidated JOAs.

Reclassifications

     Certain balances for the quarter ended March 31, 2001 have been reclassified to conform with current reporting classifications.

Income Taxes

     The effective income tax rate for the three and nine month periods ended March 31, 2002 vary from the federal statutory rate primarily due to the recognition of tax benefits associated with a change in the federal tax regulation in conjunction with a U.S. Court of Appeals, Federal Circuit, ruling. As a result, during the quarter ended March 31, 2002, the Company recognized a previously disallowed net operating loss carryover. Accordingly the Company’s net operating loss carryover has increased and the related net deferred tax liability has correspondingly decreased. The effective income tax rate also varies from the federal statutory rate for all periods presented because of state income taxes and the non-deductibility of certain expenses.

Seasonality

     Newspaper companies tend to follow a distinct and recurring seasonal pattern, with higher advertising revenues in months containing significant events or holidays. Accordingly, the fourth calendar quarter, or the Company’s second fiscal quarter, is the Company’s strongest revenue quarter of the year. Due to generally poor weather and lack of holidays, the first calendar quarter, or the Company’s third fiscal quarter, is the Company’s weakest revenue quarter of the year.

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

Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of July 1, 2002 and while it has not yet determined the effect, if any, the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect adoption of the pronouncement to have a material impact on the Company’s financial position.

NOTE 2: Long-Term Debt

     On December 27, 2001, the Company amended its Bank Credit Agreement originally dated May 12, 1999. The amendment temporarily increased the consolidated debt to operating cash flow ratio covenant required by the agreement. Additionally, the amendment increased the borrowing margins on the $350.0 million revolving Bank Credit Agreement by 12.5 basis points. The borrowing margins for the $150.0 million Term Loan were not amended.

     Under the amendment, the Bank Credit Agreement borrowings will bear interest at rates based upon, at the Company’s option, Eurodollar or prime rates plus a spread, based on the Company’s leverage ratio. Prime borrowing margins were amended to vary from 1.125% to 0.25%, and Eurodollar borrowing margins were amended to vary from 2.375% to 1.125%. For January through June 2002, the Eurodollar borrowing margin is set at 2.375% and the prime borrowing margin is set at 1.125% for both the revolving Bank Credit Agreement and the Term Loan agreements.

     On the effective date of the amendment, an amendment fee equal to 0.125% of the commitment amount, or approximately $0.7 million, was paid to the banks that were a party to the Bank Credit Agreement.

NOTE 3: Hedging Activities

     Under SFAS. No. 133, the Company’s newsprint and its variable to fixed interest rate swap agreements have been designated as cash flow hedges and are recorded at fair value and changes in the value of such contracts, net of income taxes, are reported in comprehensive income. For purposes of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes. The periodic net settlements made under the newsprint swap agreements are reflected in operations in the period the newsprint is consumed. The net settlements made under the variable to fixed interest rate swap agreements are reflected in operations as an adjustment to interest expense over the term of the related swap.

     During the second quarter of fiscal year 2002, the creditworthiness of the counterparty to one of the Company’s newsprint swap agreements was downgraded below investment grade, and subsequently, the counterparty filed for bankruptcy, creating an event of default. Additionally, the counterparty defaulted on payments due to the Company. These events caused the Company to notify the counterparty on February 5, 2002, of its termination of the swap agreement under the early termination provisions of the swap agreement and that the Company has no further financial obligations to the counterparty. The counterparty has only acknowledged the termination of the swap agreement. The Company accounted for the early termination of the swap in accordance with SFAS No. 133, which required the Company to record a liability and a charge to comprehensive income to reflect the fair value of the derivative instrument as of the date prior to that which the hedge was deemed ineffective. Since a liquid market for a swap similar to the terminated swap did not exist, the valuation of the swap was based on a discounted cash flow model that projected newsprint prices. The valuation required significant judgment and was subject to assumptions, most notably changes in future newsprint prices. The Company terminated the newsprint hedge during the third quarter of fiscal year 2002; however, the Company considers the date at which the hedging instrument became ineffective to be the date the counterparty filed bankruptcy. The Company discontinued cash flow hedge accounting on the date the hedge instrument was deemed ineffective. The related unrealized loss at the date before the hedge became ineffective is recorded in other liabilities and other comprehensive income. The amount in accumulated other comprehensive loss related to this ineffective hedge is being amortized on a straight-line basis and charged to other (net) expense over what would have been the original remaining life of the swap agreement. Approximately

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: Hedging Activities (continued)

$0.2 million was reclassified from accumulated other comprehensive loss to earnings for the three and nine month periods ended March 31, 2002. The total amount expected to be reclassified during fiscal year 2002 is $0.4 million. The Company does not believe that it has any further obligation under the terminated swap; however, the Company has not recognized the non-cash gain that would result from writing off the liability recorded before this hedge became ineffective.

     On February 28, 2002, the Company entered into interest rate swap agreements which expire in January and July 2004 and have a total notional amount of $250.0 million. The agreements swap fixed-rate interest payments for variable interest rate payments based on current pricing. The Company’s strategy in entering into these swaps was to mitigate the effects of a protracted and slow economic recovery and to take advantage of the current low interest rates available under a variable rate instrument. Net settlements of the interest rate swap agreements occur semi-annually beginning July 1, 2002 and are recorded as an adjustment to interest expense. However, these swaps do not qualify for hedge accounting and therefore changes in their fair value are recognized in other (net) expense in the period of change. A loss of approximately $3.0 million was recognized in other (net) expense during the three and nine month periods ended March 31, 2002 as a result of marking these derivative instruments to market. As of April 30, 2002, these derivative instruments have a market value of $0.1 million, more than offsetting the loss recognized for the three and nine month periods ended March 31, 2002.

NOTE 4: Comprehensive Income

     The Company’s comprehensive income consisted of the following (in thousands):

	Three Months		Nine Months
	Ended March 31,		Ended March 31,

	2002	2001	2002	2001

Net income	$2,759	$14,153	$5,110	$28,677
Cumulative effect of change in accounting principle, net of tax	—	—	—	(655)
Unrealized loss on hedging activities, reclassified to earnings, net of taxes	201	—	201	—
Unrealized loss on hedging activities, net of tax	96	(833)	(4,394)	(1,487)

Comprehensive income	$3,056	$13,320	$917	$26,535

NOTE 5: Contingent Matters

Kearns-Tribune, LLC

     In December 2000, Salt Lake Tribune Publishing Company (“Salt Lake Publishing”) brought a lawsuit and moved for a preliminary injunction against MediaNews, AT&T Corporation, and AT&T Broadband, LLC. That lawsuit is now pending in the United States District Court for the District of Utah as case number 2:00 CV 936. AT&T Broadband, LLC has since been dismissed from this lawsuit. Salt Lake Publishing, the manager of The Salt Lake Tribune, a newspaper owned by the Company’s wholly owned subsidiary Kearns-Tribune, LLC (“Kearns LLC”), initially moved to prevent MediaNews from acquiring Kearns LLC from AT&T Broadband, LLC. The district court denied the preliminary injunction motion by order dated December 15, 2000, and MediaNews acquired Kearns LLC on January 2, 2001. Salt Lake Publishing filed a second motion for a preliminary injunction claiming that actions taken by Kearns LLC after its acquisition by MediaNews breached a certain Management Agreement and a certain Option Agreement between Kearns LLC and Salt Lake Publishing, both of which are dated July 31, 1997. That motion sought to restore certain Salt Lake Publishing employees to certain director and officer positions at the Newspaper Agency Corporation from which they were removed and to suspend the implementation of various amendments to a Joint Operating Agreement between Kearns LLC and the Deseret News Publishing Company

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: Contingent Matters (continued)

Kearns-Tribune, LLC (continued)

(“Deseret Publishing”), the publisher of the Deseret News, the other party to the Joint Operating Agreement. The District Court granted Salt Lake Publishing’s motion in part by order dated February 21, 2001. MediaNews appealed the February 21, 2001, order to the United States Court of Appeals for the Tenth Circuit; however, in December 2001 MediaNews dismissed its appeal, in part, because it was unlikely to be resolved significantly in advance of the July 31, 2002 expiration of the non-renewed Management Agreement, which the Company has already provided notice that it is not renewing. Salt Lake Publishing has amended its original complaint several times and currently asserts against MediaNews and Kearns LLC various claims, including claims for breaches of contract, tort claims and claims for declaratory and injunctive relief relating to the Management, Option, and Joint Operating Agreements. Salt Lake Publishing is seeking, among other things, both compensatory and punitive damages. The trial is currently scheduled to commence June 24, 2002.

     In September 2001, Deseret Publishing joined the previously discussed lawsuit pending in federal court between MediaNews and Salt Lake Publishing seeking, among other things, declaratory and injunctive relief as to the meaning and enforceability of the Management, Option and Joint Operating Agreements. In particular, Deseret Publishing sought a declaration that the Management Agreement is unenforceable to the extent that it purports to authorize Salt Lake Publishing to take certain required or permitted actions under the Joint Operating Agreement on behalf of Kearns LLC.

     In January 2002, certain controlling members of Salt Lake Publishing filed a separate lawsuit in Colorado State Court in Denver. This lawsuit names all the same defendants, arises from the same underlying facts, and seeks overlapping equitable relief and compensatory and punitive damages, as the pending federal case. MediaNews and the other defendants filed motions seeking to have this lawsuit dismissed or, in the alternative, stayed pending resolution of the federal action. On February 21, 2002, the Colorado court granted defendants’ motion to stay the Colorado action until the Utah federal court action has been resolved.

     The federal case involves, among other things, the enforceability of the Option Agreement, which purports to provide Salt Lake Publishing with an option to purchase all of the assets related to The Salt Lake Tribune in July 2002 at the then fair market price. MediaNews’ financial advisers have advised the Company that the current fair market value of those assets is significantly in excess of what the Company paid for them. Accordingly, although the Company is not in a position at this time to comment on the likely outcome of the litigation, it does not believe that the litigation will have a materially adverse impact on its financial condition. The cost of defending these lawsuits may be substantial.

Other

     In November 2001, one of the Company’s former newsprint vendors brought a lawsuit against the Company seeking actual and compensatory damages relating to the Company’s alleged breach of a newsprint agreement between the vendor and the Company. The Company believes it has meritorious arguments in defense of the alleged breach and intends to vigorously defend itself in this matter. In addition, the Company has filed a counterclaim against the plaintiff related to damages caused by the plaintiff’s breaches. Mediation in this matter is scheduled for June 13, 2002. While the Company does not expect an unfavorable outcome, the Company does not believe an unfavorable outcome would have a material adverse impact on its financial condition, results of operations, or liquidity.

     The Company is involved in other litigation arising in the ordinary course of business. In management’s opinion, the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations, or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Results

     We have provided below certain summary historical financial data for the three and nine month periods ended March 31, 2002 and 2001, including the percentage change between periods.

Summary Selected Historical Financial Data
(Dollars in thousands)

	Three Months Ended March 31,			Nine Months Ended March 31,

	2002	2001	2002 vs. 2001	2002	2001	2002 vs. 2001

INCOME STATEMENT DATA

Total Revenues	$167,356	$184,990	(9.5)%	$529,703	$671,098	(21.1)%

Cost of Sales	59,890	71,312	(16.0)	189,911	246,759	(23.0)
Selling, General and Administrative	80,207	90,088	(11.0)	244,406	305,488	(20.0)
Depreciation and Amortization	13,089	16,078	(18.6)	39,124	48,954	(20.1)
Interest Expense	18,718	21,928	(14.6)	58,225	60,933	(4.4)
Other (net)	5,695	6,274	(9.2)	9,255	11,699	(20.9)

Total Costs and Expenses	177,599	205,680	(13.7)	540,921	673,833	(19.7)
Equity Income in Unconsolidated JOAs	12,490	5,199	140.2	35,328	6,886	(d )
Minority Interest	(7,006)	(13,488)	(48.1)	(24,643)	(32,591)	(24.4)
Net Income	2,759	14,153	(80.5)	5,110	28,677	(82.2)
EBITDA(a)

EBITDA	$27,259	$23,590	15.6%	$95,386	$118,851	(19.7)%
Minority Interest EBITDA(b)	(10,155)	(8,158)	24.5	(33,840)	(33,594)	0.7
Combined EBITDA of Unconsolidated JOAs(c)	16,711	8,529	95.9	50,557	10,668	(d )

EBITDA Available to Company	$33,815	$23,961	41.1%	$112,103	$95,925	16.9%

(a)	EBITDA is calculated by deducting cost of sales and selling, general and administrative expenses from total revenues. EBITDA and EBITDA Available to Company are not measures of performance recognized under GAAP.

(b)	Includes minority interest in EBITDA of the California Newspapers Partnership, The Denver Post Corporation and York Newspaper Company.

(c)	Includes our proportionate share of EBITDA from JOAs in Denver, Salt Lake City and Charleston.

(d)	Not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary Supplemental Pro Forma Financial Data

     Joint operating agencies, or JOAs, represent a unique operating structure within the newspaper industry. Prior to EITF 00-1, which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests, on a pro-rata consolidated basis. Under this method, we consolidated on a line-item basis our proportionate share of the JOAs’ operations. Although pro-rata consolidation is no longer considered an acceptable method for financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations. Accordingly, we have presented in the table below, the results of operations of our JOAs using pro-rata consolidation. The results for the three and nine month periods ended March 31, 2002 include York Newspaper Company, Charleston Newspapers, Denver Newspaper Agency and Newspaper Agency Corporation (Salt Lake City, Utah). The results for the three and nine months periods ended March 31, 2001 include York Newspaper Company, Charleston Newspapers, the consolidated results of The Denver Post prior to the formation of the Denver Newspaper Agency on January 23, 2001 and beginning January 2, 2001, the results of the Newspaper Agency Corporation.

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11 OF
REGULATION S-X

Summary Selected Pro Forma Financial Data
(Dollars in thousands)

	Three Months Ended March 31,			Nine Months Ended March 31,

	2002	2001	2002 vs. 2001	2002	2001	2002 vs. 2001

PRO-RATA
INCOME STATEMENT DATA

Total Revenues	$236,722	$241,125	(1.8)%	$740,106	$726,993	1.8%

Cost of Sales	83,856	94,789	(11.5)	265,764	271,655	(2.2)
Selling, General and Administrative	110,688	115,835	(4.4)	334,154	331,761	0.7
Depreciation and Amortization	16,863	19,263	(12.5)	50,213	52,306	(4.0)
Interest Expense	18,769	21,936	(14.4)	58,388	60,808	(4.0)
Other (net)	5,898	6,327	(6.8)	12,600	11,673	7.9

Total Costs and Expenses	236,074	258,150	(8.6)	721,119	728,203	(1.0)
Minority Interest	(5,406)	(12,104)	(55.3)	(19,520)	(27,231)	(28.3)
Net Income	2,759	14,153	(80.5)	5,110	28,677	(82.2)
EBITDA

EBITDA	$42,178	$30,501	38.3%	$140,188	$123,577	13.4%
Minority Interest EBITDA(a)	(8,363)	(6,540)	27.9	(28,085)	(27,652)	1.6

EBITDA Available to Company	$33,815	$23,961	41.1%	$112,103	$95,925	16.9%

(a)	Includes minority interest in EBITDA of the California Newspapers Partnership and The Denver Post Corporation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001

     Certain transactions in fiscal year 2002 had a significant impact on comparisons of results for the three month and nine month periods ending March 31, 2002 and 2001.

     Significant transactions that affect comparisons between the three month period ending March 31, 2002 and 2001 include the January 23, 2001 formation of the Denver Newspaper Agency (“DNA”), after which we no longer consolidate the results of The Denver Post (other than editorial), and the sale of a small newspaper in California. The impact of these transactions was offset in part by our small New Mexico and California acquisitions that were completed in our third fiscal quarter of 2001.

     In addition to the transactions described above, comparisons between the nine months ended March 31, 2002 and 2001 are also affected by the October 1, 2000 acquisition of the Connecticut Post, the October 1, 2000 contribution of the Marin Independent Journal to the California Newspapers Partnership and the October 31, 2000 purchase of the Carlsbad Current-Argus. The impact of these acquisition transactions was offset in part by the October 31, 2000 sale of our Southwestern Iowa newspaper cluster. Additionally, on January 2, 2001, we purchased Kearns-Tribune, LLC, which publishes The Salt Lake Tribune and has a 58% profit interest in the Newspaper Agency Corporation (“NAC”), a 50% controlled JOA in Salt Lake City. We consolidate the editorial expenses of The Salt Lake Tribune; however, our investment in the NAC is accounted for under the equity method of accounting.

Revenues

     Revenues for the three and nine month periods ended March 31, 2002 were $167.4 million and $529.7 million, respectively, as compared to $185.0 million and $671.1 million for the same periods in the prior year. This represents a $17.6 million, or 9.5%, decrease for the three month period, and a $141.4 million, or 21.1%, decrease for the nine month period, as compared to the same periods in the prior year. The aforementioned transactions in fiscal year 2001 had the net impact of decreasing reported revenues by $17.1 million for the three month period, and $121.5 million for the nine month period in fiscal year 2002 as compared to the same periods of fiscal year 2001, primarily associated with deconsolidation of the revenues of The Denver Post because of the formation of the Denver JOA.

     Excluding the transactions described above, total revenues at our remaining newspaper operations (“existing newspapers”) decreased in fiscal year 2002 by $0.5 million, or 0.3%, and $19.9 million, or 4.7%, for the three and nine month periods ended March 31, 2002, respectively, as compared to the same periods in the prior year. Advertising revenues at our existing newspapers decreased by 4.8% during the third quarter of fiscal year 2002 and 6.8% year-to-date. The decrease in advertising revenues was felt across all major advertising categories; however, national advertising and classified advertising experienced the largest percentage declines. In classified advertising, auto and real estate had small increases in lineage compared to the prior year, but these increases were offset by the decline in employment classified. Employment and national advertising in particular were hit hard by the economic slowdown that has been experienced throughout the United States. The events of September 11, 2001, also had a negative impact on an already soft advertising market, further compounding year-to-date revenue declines in most advertising categories.

     Circulation revenues at existing newspapers remained flat for the quarter and year-to-date periods as compared to the same periods in the prior year despite small decreases in circulation volumes due in part to our efforts to improve circulation profitability in certain of our markets by increasing single copy and home delivery prices.

     Revenues from our interactive media division, MNGi, increased $1.1 million and $3.2 million for the three and nine month periods ended March 31, 2002 compared to the same periods in the prior year, as a result of the market acceptance of the combined print and online packages that we are offering to our advertisers, particularly in the online employment and classified categories.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (continued)

Cost of Sales

     Cost of sales for the three and nine month periods ended March 31, 2002 were $59.9 million and $189.9 million, respectively, as compared to $71.3 million and $246.8 million for the same periods in the prior year. This represents an $11.4 million, or 16.0%, decrease for the three month period, and a $56.9 million, or 23.0%, decrease for the nine month period, as compared to the same periods in the prior year. The aforementioned transactions in fiscal year 2001 had the net impact of decreasing cost of sales by $7.1 million for the three month period, and $50.4 million for the nine month period as compared to the same periods of fiscal year 2001, again primarily associated with the deconsolidation of The Denver Post operating results (except editorial) because of the Denver JOA.

     On an existing newspaper basis, our cost of sales in fiscal year 2002 decreased $4.3 million, or 7.7%, for the three month period and $6.5 million, or 4.8%, for the nine month period as compared to the prior year. The majority of the decrease in both periods was due to substantially lower newsprint prices experienced during the three and nine month periods ended March 31, 2002, as well as lower page counts resulting from the decline in advertising volumes we experienced during the same periods. The lower page counts resulted in a 1.5% decrease in the consumption of newsprint, and related production supplies for the third quarter of fiscal year 2002 and a 4.9% decrease for the nine month period ended March 31, 2002, as compared to the same periods in the prior year. Lower newsprint prices experienced during the third quarter of fiscal year 2002 as compared to the same periods in fiscal year 2001 resulted in a 22.7% and 5.7% decrease in our average price per ton of newsprint consumed during the three and nine month respective periods. Our editorial expenses remained relatively flat for both the three and nine month periods ended March 31, 2002, as compared to the same periods in prior year.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expense for the three and nine month periods ended March 31, 2002 were $80.2 million and $244.4 million, respectively, as compared to $90.1 million and $305.5 million for the same periods of the prior year. This represents a $9.9 million, or 11.0% decrease for the three month period, and a $61.1 million, or 20.0%, decrease for the nine month period as compared to the same periods in the prior year. The aforementioned transactions in fiscal year 2001 had the net impact of decreasing SG&A expense by $9.2 million and $55.2 million as compared to the three and nine month periods ended March 31, 2001, respectively, primarily associated with the deconsolidation of The Denver Post operating results because of the Denver JOA.

     On an existing newspaper basis, SG&A expense in fiscal year 2002 decreased $0.6 million, or 0.8%, for the three month period and $5.9 million, or 3.1% for the nine month period as compared to the same periods in the prior year. The decrease in SG&A expense is in part the result of a decrease in order solicitation expenses associated with our strategy to improve circulation profitability by reducing churn and a reduction in delivery costs as a result of small declines in circulation volume at some newspapers. This strategy was implemented in the third quarter of our fiscal year 2001, resulting in the minimal financial impact quarter over quarter. Marketing and advertising expenses were up $0.3 million and down $1.5 million for the three and nine month periods ended March 31, 2002, respectively, as compared to the same periods in prior year. Marketing and advertising expenses are slightly up for the three month period ended March 31, 2002 due to new sales initiatives started in the third quarter of fiscal year 2002. For the nine month period ended, marketing and advertising expenses are down compared to prior year, mostly as a result of declines in advertising revenues. In addition, SG&A expense has decreased as a result of cost cutting measures that began during the second half of fiscal year 2001 with additional cuts being made in the first half of fiscal year 2002. These decreases have been offset in small part by increased costs associated with the revenue growth experienced in our Internet operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (continued)

Depreciation and Amortization

     Depreciation and amortization expense for the three and nine month periods ended March 31, 2002 were $13.1 million and $39.1 million, respectively, as compared to $16.1 million and $49.0 million for the same periods in the prior year. This represents a decrease of $3.0 million, or 18.6%, for the three month period, and a $9.9 million, or 20.1% decrease for the nine month period, as compared to the same periods in the prior year.

     The decrease is primarily the result of a decrease in amortization expense associated with our adoption of the Financial Accounting Standards Board SFAS No. 142, Goodwill and Other Intangible Assets on July 1, 2001. Under the new standard, goodwill and other indefinite life intangibles are no longer amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their remaining useful life. Had SFAS No. 142 been in effect during the three and nine month periods ended March 31, 2001, amortization expense would have been $3.6 million and $9.5 million less, for the respective periods. Also effecting the change is a net decrease in depreciation and amortization due to the aforementioned fiscal year 2001 transactions.

Interest Expense

     Interest expense for the three and nine month periods ended March 31, 2002 was $18.7 million and $58.2 million, respectively, as compared to $21.9 million and $60.9 million for the same periods in the prior year. This represents a $3.2 million, or 14.6%, decrease for the three month period, and a $2.7 million, or 4.4%, decrease for the nine month period as compared to the same periods of the prior year.

     For the three month period ended March 31, 2002, our weighted average cost of debt decreased 104 basis points as compared to the same period in the prior year, and our average debt decreased by $31.5 million, or 3.1%, primarily due to paydowns of debt during the current year. As a result, interest expense for the three month period ended March 31, 2002 decreased by 14.6% as compared to the same period in the prior year.

     For the nine month period ended March 31, 2002, our average debt increased by approximately $78.3 million, or 8.5%, as compared to the same period in the prior year as a result of our 2001 acquisition transactions. However, our weighted average cost of debt decreased 105 basis points during this same period, more than offsetting the increase in our average debt. As a result, interest expense decreased 4.4% during the nine month period ended March 31, 2002 as compared to the same period in the prior year. The decrease in the weighted average cost of debt would have been greater except for the negative impact of unfavorable hedges entered into in early 2001, which did not expire until October 2001. We believe we will experience favorable variances in interest rates throughout the remainder of our fiscal year.

Other (Net) Expense

     Other (net) expense for the three and nine month periods ended March 31, 2002 was $5.7 million and $9.3 million, respectively, as compared to $6.3 million and $11.7 million for the same periods in the prior year. The decrease is primarily a result of one-time charges for transition team payroll and consulting fees related to the integration planning for the formation of DNA, which were included in our results for the second quarter of fiscal year 2001. The decrease associated with DNA integration planning was partially offset by litigation expense associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), and a one-time charge associated with employee reductions at certain of our newspapers and at corporate. The impact of marking to market our fixed to floating interest rate derivative instruments entered into during the third quarter 2002, which did not qualify for hedge accounting, is also reflected here.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (continued)

Equity Income in Unconsolidated JOAs

     Equity income from unconsolidated JOAs for the three and nine month periods ended March 31, 2002 was $12.5 million and $35.3 million, respectively, as compared to $5.2 million and $6.9 million for the same periods in the prior year. Equity income in unconsolidated JOAs represents our share of the net income from our unconsolidated JOA operations, which as of March 31, 2002 includes Charleston Newspapers, the Denver Newspaper Agency, and the Newspaper Agency Corporation in Salt Lake City. The $7.3 million increase in equity income in unconsolidated JOAs for the three month period and the $28.4 increase for the nine month period ended March 31, 2002 as compared to the same periods of the prior year is due to the January 23, 2001 formation of DNA and the January 2, 2001 acquisition of our interest in NAC. Also impacting the increase was a small increase in the results of operations of Charleston Newspapers during the three and nine month periods ended March 31, 2002 as compared to the same periods of the prior year.

EBITDA and EBITDA Available to Company

     EBITDA Available to Company, which includes EBITDA from Unconsolidated JOAs and excludes EBITDA related to minority interests, increased by $9.9 million, or 41.1%, for the three month period ended March 31, 2002 as compared to the same period of the prior year and increased $16.2 million, or 16.9%, for the nine month period ended March 31, 2002 as compared to the same period of the prior year.

     The majority of the increase in EBITDA Available to Company for the three month period is due to a $5.1 million increase in net EBITDA Available to the Company from our existing newspapers (excluding Denver), and a net increase of $4.8 million associated primarily with the significantly improved Denver JOA results. The aforementioned fiscal year 2001 transactions increased EBITDA Available to Company by $21.9 million for the nine month period ended March 31, 2002, as compared to the same period the prior year. The increase associated with the fiscal year 2001 transactions was offset in part by a $5.7 million reduction in net EBITDA Available to the Company from our existing newspapers compared to the same period of fiscal year 2001.

     EBITDA and EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. EBITDA and EBITDA Available to Company should not be considered as an alternative to measuring profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. EBITDA Available to Company is calculated by: (i) reducing EBITDA by the minority’s interest in the EBITDA generated from the California Newspapers Partnership, York Newspaper Company and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries; and (ii) increasing EBITDA by our combined proportionate share of the EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and Charleston.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (continued)

Net Income

     We reported net income for the three and nine month periods ended March 31, 2002 of $2.8 million and $5.1 million, respectively, as compared to net income of $14.2 million and $28.7 million for the same periods in the prior year.

     Income before taxes for the three month and nine month periods ended March 31, 2002 and 2001, adjusted to exclude the gain on sale of newspapers and the amortization expense on goodwill and mastheads prior to the adoption of SFAS No. 142 is as follows:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,

	2002	2001	2002	2001

Income (loss) before taxes	$(4,759)	$23,040	$(533)	$47,208
Gain on sale of newspapers, net of minority interest	—	(40,619)	—	(64,248)
Amortization expense prior to adoption of SFAS No. 142	—	3,600	—	9,526

Adjusted pretax loss	$(4,759)	$(13,979)	$(533)	$(7,514)

     The $9.2 million decrease in adjusted pretax loss (an improvement in earnings) for the three month period is primarily associated with a $1.7 million increase in EBITDA net of minority interest, as well as a $6.2 million increase in equity income in unconsolidated JOAs, net of minority interest, combined with a reduction in interest and other expenses. The $7.0 million decrease in adjusted pretax loss (an improvement in earnings) for the nine month period ended is primarily associated with a $26.1 million increase in equity income in unconsolidated JOAs, net of minority interest, along with a combined reduction in interest expense and reductions in other expenses, partially offset by a $23.7 million decrease in EBITDA net of minority interest. The change in income tax expense was primarily the result of the income taxes associated with the $52.0 million and $75.6 million gain on sale of newspaper properties for the three and nine month periods ended March 31, 2001, as well as a change in tax regulation in fiscal year 2002, which allowed us to recognize a loss carryforward that had been previously disallowed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

     Net cash flows from operating activities were $39.6 million for the nine months ended March 31, 2002 and $35.1 million for the nine months ended March 31, 2001. The $4.5 million increase in cash flows from operating activities was primarily the result of a $10.2 million improvement in cash flows associated with changes in operating assets and liabilities, as well as an improvement due to income taxes being paid in fiscal year 2001, whereas income tax refunds were received in fiscal year 2002. These improvements were offset by a $23.5 million decrease in EBITDA. The $10.2 million change in our cash flows associated with operating assets and liabilities was primarily the result of improved collections on accounts receivable and a reduction of newsprint inventories.

     Net cash flows from investing activities were $23.0 million for the nine months ended March 31, 2002 and ($316.0) million for the nine months ended March 31, 2001. The fiscal year 2001 cash flows included spending ($419.5) million on newspaper acquisitions, offset by $32.0 million of receipts associated with the disposition of the Southwestern Iowa newspaper cluster and a $60.0 million payment from Scripps in conjunction with the Denver JOA, as well as $8.0 million received for our California disposition. Distributions from unconsolidated JOAs during the nine months ended March 31, 2002 increased by $9.6 million as compared to the nine months ended March 31, 2001, due primarily to the distributions from DNA, formed January 23, 2001, and NAC, whose interest was acquired on January 2, 2001. Additionally, the fiscal year 2002 cash flows reflect a $9.3 million decrease in capital expenditures as compared to the same period in the prior year, resulting from current year cutbacks in capital spending, as a result of our focus on reducing debt.

     Net cash flows from financing activities were ($66.2) million for the nine months ended March 31, 2002 and $139.3 million for the nine months ended March 31, 2001. The change of approximately $205.5 million was the result of our paying down a net $33.9 million of long-term debt in the first nine months of fiscal year 2002, compared to borrowing a net $163.7 million during the same period of fiscal year 2001. The fiscal year 2001 borrowings were associated with newspaper acquisitions and changes in working capital previously discussed. A $7.9 million increase in distributions to minority interest in fiscal year 2002, which was primarily due to the timing of payments to minority partners, also contributed to the change.

LIQUIDITY

     Based upon current and expected future operating results, we believe we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. As of March 31, 2002, we have approximately $113.7 million available for future borrowings under our Bank Credit Agreement, net of approximately $1.2 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK

Debt and Related Interest Rate Swaps

     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes our Bank Term Loan and Bank Credit Agreement. Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. We periodically enter into interest rate swap agreements to reduce our exposure to the uncertainty of short-term interest rate fluctuations associated with our bank debt. The nature and position of our bank debt and interest rate swaps have not materially changed from the disclosure made in our annual report on Form 10-K for the year ended June 30, 2001, except as described below.

     During the third quarter of fiscal year 2002, we entered into interest rate swaps on a portion of our fixed-rate debt swapping the fixed-rate interest payments for a variable-rate interest payment. We entered into these swaps in order to mitigate the effects of a protracted and slow economic recovery and to take advantage of the current low interest rates. These swaps do not qualify for hedge accounting treatment and therefore changes in the fair value of the swaps are recognized in other (net) expense.

Newsprint Prices

     To minimize the influence of newsprint price fluctuations, we periodically enter into fixed price newsprint contracts and newsprint swap agreements. In December 2001, a counterparty to one of our newsprint swap agreements declared bankruptcy. As a result, we terminated the related swap agreement on February 5, 2002. The decline in the market rates of newsprint and changes in the associated long-term pricing curves used by analysts to value our newsprint swap agreements, has caused the value of our remaining newsprint swap agreement to decrease since June 30, 2001. The decline has been recorded as a component of other comprehensive income.

     During the nine months ended March 31, 2002, we saw the market price for newsprint steadily decline as daily newspapers’ consumption continued to decline throughout the period as a result of the soft economy. Based on recent industry forecasts, the situation is not anticipated to change in the near term. In April 2002, the Paper Trader reported an index (RISI) price for North American 30-pound newsprint of $440 per metric ton, while in April 2001, RISI was $625 per metric ton, and newsprint suppliers were attempting to push through further increases. As a result of the decline in newsprint prices, we expect to benefit in the short-term from the lower average cost per ton of newsprint. However, the market price for newsprint has been and will continue to be partially offset by our fixed price newsprint contracts and newsprint swaps, which at March 31, 2002 are in excess of the market price. Currently, the weighted average price for our newsprint under both our fixed price agreements and the remaining newsprint swap agreement is approximately $611 per metric ton. Approximately 10.0% of our annual consumption is subject to fixed price or swap agreements, all of which is allocated to our JOAs.