Form 10-K
period 2002-06-30
GARDEN STATE NEWSPAPERS INC
filed 2002-09-20
CIK 918944

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002
OR

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
NONE

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Class of Voting Stock and Number of Shares Held by
Non-Affiliates at September 16, 2002		Market Value Held by Non-Affiliates

Class A	157,576 shares	Unavailable

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Common Stock at September 16, 2002

Class A	2,298,346 shares

     Documents Incorporated by Reference: None

PART I

Item 1. Business

General

     MediaNews Group, Inc. (“MediaNews” or “the Company”) is the successor issuer to Garden State Newspapers, Inc. MediaNews and its predecessor companies were founded in March 1985 by William Dean Singleton and Richard B. Scudder. We are the seventh largest newspaper company in the United States in terms of circulation and, including The Reporter in Vacaville, California, the purchase of which is scheduled to close October 1, 2002, we control 47 market dominant daily, and approximately 80 non-daily newspapers in ten states (including suburban markets in close proximity to the San Francisco Bay area, Los Angeles, New York, Baltimore and Boston). We also own metropolitan daily newspapers in Denver and Salt Lake City, which operate under Joint Operating Agreements (“JOA”). Our principal sources of revenue are print advertising and circulation. Other sources of revenue include commercial printing and electronic advertising. Our newspapers had a combined daily and Sunday paid circulation of approximately 1.7 million and 2.4 million, respectively, as of March 31, 2002.

     We have grown primarily through strategic acquisitions, partnerships and to a lesser extent, through internal growth. See pages 18 through 20 for a description of significant acquisitions, dispositions and partnerships for the years ended June 30, 1998 through 2002. Our main acquisition focus is on newspaper markets contiguous to our own, allowing us to realize certain operating synergies. We refer to this strategy as “clustering.” A majority of our newspapers are located in regional clusters, allowing them to achieve higher operating margins through efficient use of shared labor and equipment and by providing opportunities to cross-sell advertising. We occasionally divest newspaper properties when they no longer have strategic value and when we believe the property’s value to us has been maximized. This strategy has enabled us to reinvest sale proceeds in newspaper properties that are available at attractive prices and can be clustered with our newspapers. This has historically allowed us to achieve greater revenue and EBITDA growth than we otherwise would have been able to achieve.

     Our newspapers are geographically diverse and generally positioned in markets with limited direct competition for local newspaper advertising. Start-ups of new daily newspapers in suburban markets with pre-existing local newspapers are rare. We believe our newspaper markets, taken as a whole, have above average population and sales growth potential. Most suburban and small city daily newspapers, such as a majority of the newspapers we own, have the leading or sole distribution in the market areas served by the newspaper. Suburban newspapers address the specific needs of the community by publishing a broad spectrum of local news as well as advertiser-specific editions which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities the local newspaper provides a combination of social and economic services in a way that only it can provide, making it attractive for both consumers and advertisers.

     Sizeable weekly newspapers are generally found in and around metropolitan areas in addition to smaller towns and cities. Suburban weeklies, such as the weekly newspapers operated by our divisions, ANG Newspapers, Los Angeles Newspapers Group, and the Connecticut Newspapers Group, have several advantages over metropolitan dailies, including (1) a lower cost structure, (2) the ability to publish only on their most profitable days such as one midweek and one weekend day, and (3) the ability to more effectively exploit zoned advertising. Zoned advertising provides a means for small merchants, individuals, and other local advertisers to advertise solely in their own local market at a cost lower than that of a full-run metropolitan daily newspaper. Thus, the typical suburban weekly newspaper has a broader advertiser base and does not rely to the same degree as a metropolitan daily on major retailers for advertising revenues. A majority of our weekly newspapers are distributed in markets where we own and distribute daily newspapers. This strategy allows us to achieve greater market penetration and eliminate or reduce the threat of direct-mail competition in many of our markets.

Industry Background

     Newspaper publishing is the oldest and largest segment of the media industry. We believe the focus on local news has allowed newspapers to remain the dominant medium for local advertising, accounting for over 40% of all local media advertising expenditures in the United States in calendar year 2001(1). In calendar year 2001, newspaper advertising expenditures in the United States were approximately $44.3 billion, representing a compounded annual growth rate of 4.0% since 1991(1). Newspapers continue to be viewed as the best medium for retail advertising, which emphasizes the price of goods, in contrast to television, which is generally used for image advertising.

(1)	Source: NAA 2002 Facts About Newspapers

Industry Background (continued)

     Readers of newspapers tend to be more highly educated and have higher incomes than non-newspaper readers. For instance, 60% of college graduates and 64% of households with income greater than $75,000 are reported to read a daily newspaper(1). We believe that newspapers continue to be the most cost-effective means for advertisers to reach this highly targeted demographic group.

     Total morning daily and Sunday circulation has increased nationally from 29.4 million and 54.7 million in 1980 to 46.8 million and 59.1 million in 2001, respectively(1). Total reported daily circulation, including evening editions, however, declined nationally from 62.2 million in 1980 to 55.6 million in 2001(1). This decrease can be directly attributed to the national decline in the circulation of evening newspapers, which is reported to have decreased from 32.8 million in 1980 to 8.8 million in 2001(1). The decline in evening newspaper circulation is the result of most evening newspapers’ inability to compete with existing morning newspapers in the same market. Many evening newspapers have converted to morning newspapers or ceased publishing altogether. Circulation statistics for suburban daily newspapers are not published separately from circulation statistics for daily newspapers as a whole. Reliable circulation statistics for weekly newspapers are not available.

     Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which makes up approximately 38%(1) of newspaper advertising revenues, is the most sensitive to economic improvements or slowdowns as it is affected by employment trends, real estate transactions and automotive sales.

Recent Company Developments

     Effective August 1, 2002, we took over management of Kearns-Tribune, LLC, our wholly-owned subsidiary and the publisher of The Salt Lake Tribune. As a result, we have begun to integrate its business, utilizing our methods and strategy of operating a newspaper. See additional discussion of Salt Lake and the legal issues associated with this acquisition under Item 3. Legal Proceedings.

     In August 2002, the California Newspapers Partnership (“CNP”), a 54.23% owned subsidiary of MediaNews, agreed to acquire substantially all of the operating assets used in the publication of The Reporter, a morning daily newspaper, and Valu-Pack, a total market coverage product, both published in Vacaville, California. The newspaper has daily and Sunday paid circulation of approximately 18,000 and 20,000, respectively. The purchase price of $31.0 million includes $30.0 million of cash, net of working capital, plus future payments under a covenant not to compete with a discounted value of approximately $1.0 million. Closing is scheduled to be effective on October 1, 2002 and will be funded by the CNP partners’ capital contributions. Our share of capital funding is $16.3 million.

Significant Transactions in Fiscal Year 2002

     We had no significant acquisitions or dispositions in fiscal year 2002.

Operating Strategy

     Our strategy is to increase revenues and cash flows through geographic clustering and internal growth. The key components of our long-term internal growth strategy are targeted marketing programs, local news leadership, circulation growth, cost control, Internet delivery of news and advertising and convergence. These strategies are more fully described below.

Geographic Clustering. We have acquired and assembled newspapers, and may continue to acquire newspapers, in contiguous markets. We refer to this strategy as “clustering.” Clustering enables us to realize operating efficiencies and economic synergies, such as the sharing of management, accounting, newsgathering, advertising and production facilities. In addition, we seek to increase operating cash flows at acquired newspapers by reducing labor costs, page width of the newspapers, and overall improved cost management. Clustering also enables management to maximize revenues by selling advertising into newspapers owned by us in contiguous markets. As a result of clustering, we believe that our newspapers are able to obtain higher operating margins than they would otherwise be able to achieve on a stand-alone basis. CNP and the Denver JOA are extensions of this strategy.

(1)	Source: NAA 2002 Facts About Newspapers

Operating Strategy (continued)

Targeted Marketing Programs. Through a strong local presence and active community relations, we are able to develop and implement marketing programs that maximize our advertising revenues. We utilize research, demographic studies and zoning (marketing directed to a particular sub-segment of a local area) in developing marketing programs and new products that meet the unique needs of specific advertisers.

Local News Leadership. We are dedicated to being the leaders in providing high quality local news. Our newspapers generally have the largest local newsgathering resources in their markets. We believe that our focus on local news coverage is key to our success. Providing high quality local and regional news makes us unique in our markets. Our newspapers include local sports, local business, weekend sections, highlights of people in the community, local editorials and letters to the editors, in addition to national and international news. With the timeliness and availability of national and world news 24 hours a day on television, we believe that providing in-depth local news coverage is invaluable and sets us apart from other news sources, generating reader loyalty and increasing franchise value. Statistics have shown newspapers that focus on local news and content achieve greater market penetration. Additionally, our ongoing involvement in the communities in which we operate not only strengthens our relationships with these communities but also provides our advertisers a superior product for promoting their goods and services.

Our newspapers are committed to editorial excellence by providing the proper mix of local and national news to effectively serve the needs of their local markets. The majority of our newspapers receive awards annually for excellence in various editorial categories in their respective regions and circulation size. During 2000, The Denver Post achieved the highest award for editorial excellence, winning a Pulitzer Prize for its coverage of the Columbine High School tragedy. Our other newspapers have also received numerous awards from state press associations as well as other peer organizations for their editorial content, local news and sports coverage, and photography. In addition, our newspapers are designed to visually attract readers through attractive layouts and color enhancements.

Circulation Growth. We believe that circulation growth is essential to the creation of long-term franchise value at our newspapers. Accordingly, we have and will continue to make significant investments in promotion, telemarketing and other circulation growth campaigns to increase circulation and readership. Our management incentive programs are also designed to reward our publishers for circulation growth, at each of their daily newspapers. We continue to balance our commitment to circulation growth with circulation profit by instituting programs that target the replacement of higher churn short-term circulation orders with longer term, more profitable circulation. This strategy has improved circulation profits but may at times decrease circulation volumes in the short-term.

Cost Control. We emphasize cost control with a particular focus on managing staffing requirements. At newspapers with collective bargaining unions, management strives to enter into long-term agreements with minimal annual increases. In addition, we further control labor costs through investments in state-of-the-art production equipment that improve production quality and increase efficiency. We are equally focused on newsprint cost control. Each of our newspapers benefits from the discounted newsprint pricing we obtain as the seventh largest newspaper group in the United States. We purchase newsprint from several suppliers under arrangements resulting in what we believe are some of the most favorable newsprint prices in the industry. We have also entered into fixed price newsprint contracts and newsprint swaps, which expire in June 30, 2004 and May 31, 2005, as well as newsprint purchasing arrangements with certain of our other suppliers, which delay the adverse effect of newsprint price increases. All of our fixed price and hedged newsprint is used by the Denver JOA.

We were the first newspaper company in the United States to convert all of our newspapers to a 50-inch web width, which reduced the width of a single newspaper page to 12.5 inches from either 13.5 inch or 13.75 inch page widths. These conversions have permanently reduced our newsprint consumption in excess of 8% over levels prior to conversion. While converting to the 50-inch web-width cut our newsprint costs, it also had the added benefit of improving customer satisfaction.

Internet. To take advantage of the increasing use of the Internet and its advertising growth opportunities, we established MediaNews Group interactive (“MNGi”), to develop and maintain websites for each of our daily newspapers. Statistics show that in 2001, 62% of general Internet users and 86% of online newspaper users went to their local newspapers’ websites for local news(1). MNGi has developed websites that provide an online editorial news product and full online classified services for each of our daily newspapers. We have also made strategic investments related to our Internet strategy, including PowerOne Media (successor to AdOne LLC), Employment Specialists and Mortgage Rate Watch, to expand and enrich our online content as is

(1)	Source: NAA 2002 Facts About Newspapers

Operating Strategy (continued)

more fully described below. Although we believe that providing an online product is important to broaden the reach of our newspapers and ultimately increase our revenues by upselling value added products and services to our advertisers, we believe that almost all of our customers still prefer the newspaper in a printed form. By being the leading, and in certain instances the sole, provider of local news in most of our markets, we believe that our newspapers are well positioned to respond to and benefit from changes in the way in which advertising, news and information are delivered to customers in the future. Our online newspapers can be found at www.newschoice.com.

In January 1999, MediaNews, the Hearst Corporation, E.W. Scripps, Stephens Media Group (previously Donrey Media Group) and Advance Publications each acquired a 20.0% interest in AdOne LLC, which was formed to acquire the assets of AdOne Classified Network, Inc. (“AdOne”) and its consumer website, abracat.com, a fully searchable classified advertising database. In July 1999, Belo Corporation, Journal Register Company, Lee Enterprises, Media General, Morris Communications Corporation and Pulitzer, Inc. each made an equity investment in AdOne LLC, reducing our interest to approximately 12.1%. In November 2001, AdOne merged with PowerAdz.com to form PowerOne Media (“PowerOne”) www.powermedia.com. Our interest in PowerOne is now approximately 6.1%. PowerOne provides interactive vertical advertising solutions, primarily for the newspaper industry.

One of PowerOne’s main products is a hosted website for classified advertising. Approximately 90% of our hosted newspaper websites employ this product to display their classified advertising on-line. Other interactive solutions provided by PowerOne include Zwire!, a content publishing solution, and Carcast, an on-line automotive marketplace. PowerOne currently has classified listings from approximately 1,500 daily and weekly newspapers, in 95 of the top 100 markets representing 83% of total United States households. As of June 30, 2002, PowerOne’s database aggregates and delivers over 1 million paid newspaper classified ads daily. PowerOne’s network averages 45 million page views per month, representing approximately 1.5 million unique users. We believe PowerOne is solidly positioned to play a leading role in the expanding online classified marketplace.

In August 1999, we acquired an 80% interest in Employment Specialists, LLC. We re-launched the website under the name Employment Wizard, www.employmentwizard.com, in December 1999. In June 2001, Employment Specialists, LLC merged with CareerSite, which has reduced our interest in Employment Specialists, LLC to approximately 40%. The combination of Employment Specialists and CareerSite created a stronger company, better positioned to develop and sell Internet based application tools that allow job seekers and employers to search job opportunities and resumes for the best match. Employment Specialists has one of the most powerful and robust employment tools allowing more job seekers and employers to find exact matches. Employment Specialists currently hosts over 150 different e-recruitment sites that support over 70,000 registered advertisers, contains over 90,000 current jobs, supports almost 1,650,000 registered candidates and serves over 500,000 unique visitors per month. As of June 30, 2002, approximately 100 newspapers are using Employment Specialists as their Internet employment vertical, of which more than 50 are not owned or controlled by MediaNews. Employment advertising is an important revenue stream at our newspapers, and with our investment in Employment Specialists, LLC, we are able to integrate and provide the best of newspaper and Internet functionality for users and advertisers.

Mortgage Rate Watch provides various video promotion services to participating realtors and newspaper affiliates. Operating under the name “See It Buy It” (www.seeitbuyit.com), this company provides realtors: the service of video photography of real estate for sale; the conversion of photo shoots into online home tours with full video streaming; and production of brochures, street signs, direct mail pieces, and other items used by realtors in the home sales process. Our newspapers sell this service to new and existing real estate advertisers. In addition, newspapers use the service to gather full video clips of schools, parks, downtown and other public areas, for use on their web sites, which enhances the real estate selling process. In short, when this strategy is fully developed, our newspapers in combination with See It Buy It will provide a one stop shopping marketing solution for our real estate advertising customers.

Convergence. We have also made strategic investments in other media outlets beginning with our acquisition of radio stations in and around Graham, Texas, which are operated in conjunction with our weekly newspapers published in and around Graham. We also own the CBS television affiliate in Anchorage, Alaska, which is now operated in conjunction with the Fox affiliate in Anchorage under the terms of a Joint Sales Agreement and a Shared Services Agreement. In addition, many of our newspapers have a television partner, which provides promotional value and enables the sharing of newsgathering resources and cross-selling opportunities.

Several of our newspapers are currently working with Employment Television, Inc. to produce television shows exclusively focused on employment advertising, illustrating how our newspapers are actively leveraging content across multiple platforms (in this case, print, television and Internet) to create multimedia packages. While our share of revenue under this multimedia package is currently not significant, it is growing rapidly.

Operating Strategy (continued)

As the digital age continues to evolve and FCC rules and regulations change, we will continue to explore new and innovative ways to leverage our content across multiple platforms with a clear focus toward profitable new revenue streams. We will continue to develop strategic partners, such as Employment Television, Inc. to assist in the development of this strategy in a cost efficient manner.

     We may, from time to time, make strategic or targeted acquisitions and dispositions. Acquisitions will be considered only when they contribute to our clustering strategy or represent a compelling value proposition due to the attractiveness of the price in relation to the growth potential of the asset, as was the case with The Salt Lake Tribune. Furthermore, our acquisition strategy will continue to be governed by the strong financial disciplines that have enabled us to grow through acquisitions without substantial increases to our leverage ratio in the short term. We will also continue to invest conservatively in the Internet and other electronic media companies and enter into partnerships that complement our existing newspapers or our other electronic media investments to the extent that such investments and partnerships enhance our convergence strategy.

Paid Circulation

     The following table sets forth paid circulation of each of our daily newspapers. The JOA data for daily circulation reflects only our newspapers’ share of the combined circulation:

	Paid Circulation at
	March 31, 2002

	Daily	Sunday

MediaNews Newspapers:
The Denver Post, Denver, CO (JOA)	309,174	795,049
Daily News, Los Angeles, CA	177,170	200,161
Salt Lake Tribune, Salt Lake City, UT (JOA)	142,567	162,250
Long Beach, CA	95,152	107,132
The York Dispatch and York Sunday News, York, PA (JOA)	40,617	93,757
Charleston Daily Mail and Sunday Gazette-Mail, Charleston, WV (JOA)	35,707	92,492
Bridgeport, CT	78,231	88,642
Lowell, MA	50,132	52,042
Pittsfield, MA	31,326	35,844
Las Cruces, NM	22,625	25,040
Lebanon, PA	21,423	21,342
Hanover, PA	19,744	21,138
Farmington, NM	17,784	19,488
Fitchburg, MA	17,290	17,746
Eastern Colorado Publishing Company, CO	12,684	—
Brattleboro, VT	10,572	—
Carlsbad, NM	8,487	8,750
Bennington, VT	7,785	—
Alamogordo, NM	7,436	8,446
North Adams, MA	7,059	—
Deming, NM	3,154	—

Subtotal	1,116,119	1,749,319
California Newspapers Partnership:
ANG Newspapers, San Francisco Bay Area, CA	258,954	219,881
San Gabriel Valley Newspaper Group, CA	100,314	106,203
San Bernardino, CA	72,309	83,327
Ontario, CA	65,124	75,166
Chico/Oroville, CA	33,775	33,305
Vallejo, CA	20,911	22,213
Eureka, CA	19,021	20,855
Vacaville, CA(1)	18,130	19,517
Woodland, CA	9,901	10,101
Ukiah, CA	7,702	7,806
Red Bluff, CA	7,068	—
Redlands, CA	7,027	7,156
Lakeport, CA	7,021	—

Subtotal	627,257	605,530

Total	1,743,376	2,354,849

Circulation figures are based on the Audit Bureau of Circulation (ABC) Fas-Fax Statements for the six-month period ended March 31, 2002, except for Deming, which does not report to ABC.

(1)	Closing scheduled for October 1, 2002

Newspaper Properties

     The following is a description of our newspapers and the markets in which they serve as of the date of this report.

     Denver. The Denver Post is our largest daily newspaper and is the 6th and 7th largest Sunday and daily newspaper, respectively, in the United States. We believe it is one of the most respected newspapers in its region. On January 23, 2001, the formation of the Denver Newspaper Agency (“DNA”) was completed and The Denver Post and the Rocky Mountain News began to operate under the terms of a JOA. Under the terms of the JOA, DNA controls all operations, other than news and editorial. We are responsible for the editorial staff and producing the news and editorial content of The Denver Post. The Denver Post and the Rocky Mountain News are each published five days a week as morning editions, with the Rocky Mountain News being published exclusively on Saturday and The Denver Post exclusively on Sunday.

     Los Angeles Newspaper Group. The Los Angeles Newspaper Group (“LANG”) is located in Los Angeles County, California, and publishes eight daily newspapers. LANG consists of the Daily News, the Press-Telegram, which are owned by MediaNews, and newspapers owned by the California Newspapers Partnership, which include the San Gabriel Valley Newspaper Group, San Bernardino, Ontario, and Redlands and are described below under “California Newspapers Partnership.” These newspapers cover the San Fernando Valley region of Los Angeles, Long Beach, Pasadena, West Covina, Whittier, San Bernardino, Ontario, and Redlands, California. According to the March 31, 2002 ABC Fas-Fax Statements, LANG’s total daily circulation was 0.5 million and total Sunday circulation was 0.6 million. LANG also publishes several weekly newspapers, in addition to those published by the San Gabriel Valley Newspaper Group, including the Star Watch and El Economico (a Spanish language newspaper), which are distributed in and around the Los Angeles Newspaper Group markets.

     Salt Lake City. The Newspaper Agency Corporation (“NAC”), a partnership owned 50% by Kearns-Tribune, LLC, a wholly owned subsidiary of MediaNews, publishes The Salt Lake Tribune and the Deseret News under the terms of a JOA. Net income of NAC is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company (the other party to the JOA). NAC controls all business functions other than news and editorial for both newspapers. Kearns-Tribune, LLC is responsible for the editorial staff producing the news and editorial content of The Salt Lake Tribune. The Salt Lake Tribune and the Deseret News are each published seven days a week with The Salt Lake Tribune as a morning edition and the Deseret News as an evening edition.

     York. York Newspaper Company, a partnership owned 57.5% by York Newspapers, Inc. (“YNI”), a wholly owned subsidiary of MediaNews, publishes The York Dispatch, the York Sunday News and the York Daily Record in York, Pennsylvania, approximately 30 miles south of Harrisburg, Pennsylvania and 50 miles north of Baltimore, Maryland. These newspapers are published under the terms of a JOA. All operations, other than news and editorial, are controlled by the partnership. YNI maintains its own editorial staff and produces the news and editorial content of both The York Dispatch and the York Sunday News. The York Dispatch (evening) and the York Daily Record (morning) are published five days a week with the York Daily Record published exclusively on Saturday and the York Sunday News, exclusively on Sunday. The York Newspaper Company also publishes the Weekly Record each Tuesday.

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

Newspaper Properties (continued)

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

     Fitchburg. The Sentinel & Enterprise is located in Fitchburg, Massachusetts, approximately 40 miles northwest of Boston, Massachusetts, and approximately 30 miles west of Lowell, Massachusetts, and publishes an evening newspaper five days a week and morning editions on Saturday and Sunday. The Sentinel & Enterprise also publishes nine weekly newspapers: North County Leader, The Weekender Plus, The Independent, Pepperell Free Press, Townsend Times, Groton Landmark, Harvard Hillside, The Public Spirit and the Shirley Oracle, which are all distributed in and around areas surrounding Fitchburg and Nashoba, Massachusetts.

     Eastern Colorado Publishing Company. Eastern Colorado Publishing Company (“Eastern Colorado”) publishes the Fort Morgan Times, the Journal-Advocate and the Lamar Daily News, daily newspapers published in Fort Morgan, Sterling and Lamar, Colorado. Each of these daily newspapers also publishes a weekly newspaper, which includes the Morgan Times Review, Journal-Advocate Shopper and the Tri-State Trader. These weekly newspapers are distributed free in and around each of the daily newspapers’ geographic markets. Eastern Colorado also publishes the Akron News Reporter, Brush News-Tribune, The Burlington Record, The Plains Dealer, The Estes Park Trail Gazette and the Julesburg Advocate, paid weekly newspapers distributed in Akron, Brush, Burlington, Estes Park and Julesburg, Colorado.

     Brattleboro. The Brattleboro Reformer is located in Brattleboro, Vermont, approximately 65 miles northeast of Albany, New York, and publishes a morning newspaper seven days a week. The Brattleboro Reformer also publishes The Town Crier, a weekly shopper.

     Carlsbad. The Carlsbad Current-Argus is located in Carlsbad, New Mexico, approximately 210 miles east of Las Cruces, New Mexico. The Carlsbad Current-Argus publishes a morning newspaper six days a week (excluding Monday).

     Bennington. The Bennington Banner is located in Bennington, Vermont, approximately 35 miles northeast of Albany, New York, and publishes a morning newspaper five days a week and a weekend edition. The Bennington Banner also publishes the Manchester Journal, a paid weekly newspaper distributed on Wednesdays in Manchester, Vermont, and The Bennington Shopper, a free weekly shopper.

     Alamogordo. The Alamogordo Daily News is located in Alamogordo, New Mexico, approximately 100 miles north of El Paso, Texas and 65 miles northeast of Las Cruces. The Alamogordo Daily News publishes an evening newspaper Monday through Friday and a Sunday edition.

     North Adams. The North Adams Transcript is located in North Adams, Massachusetts, approximately 30 miles east of Albany, New York, and publishes an evening newspaper six days a week (excluding Sunday).

     Deming. The Deming Headlight is located in Deming, New Mexico, approximately 60 miles west of Las Cruces, New Mexico, and publishes a morning newspaper Monday through Friday.

     Graham. The Graham Leader is located in Graham, Texas, approximately 90 miles northwest of Fort Worth, Texas. The Graham Leader is a bi-weekly newspaper with total paid circulation of approximately 4,100. Graham Newspapers also publishes the Lake Country Sun, the Lake Country Shopper, and The Olney Enterprise each Thursday; the Jacksboro Gazette-News and The Jack County Herald, weekly newspapers, published each Monday and Thursday, respectively; and the Breckenridge American, a bi-weekly newspaper located nearby in Breckenridge, Texas. We also own two AM and two FM radio stations in Graham and Breckenridge.

Newspaper Properties (continued)

California Newspapers Partnership

     The California Newspapers Partnership includes the following newspaper properties:

     ANG Newspapers. ANG Newspapers is headquartered in Oakland, California, and publishes seven newspapers. ANG Newspapers consists of the Oakland Tribune, The Daily Review, Tri-Valley Herald, The Argus, Alameda Times-Star, San Mateo County Times, and the Marin Independent Journal. All the newspapers, except for the San Mateo County Times, are morning newspapers and also publish a Sunday newspaper. These newspapers cover the city of Oakland, California, and affluent suburban markets located in the immediate area surrounding Oakland in Alameda County, Marin County and San Mateo County. ANG Newspapers also publishes San Bruno Herald, Daly City Record and Brisbane Bee, Times Weekend, Millbrae Recorder-Progress, The Wave, The Pacifica Tribune, The Milpitas Post, The Fremont Bulletin, The Berryessa Sun and The Coastside Chronicle each week, and East Bay Real Estate Connection, monthly. Additionally, Marin is a print site for USA TODAY and Investor Business Daily.

     San Gabriel Valley Newspaper Group. The San Gabriel Valley Newspaper Group, is located in West Covina, California, approximately 10 miles east of Los Angeles California, and publishes three morning daily newspapers, the Pasadena Star-News, San Gabriel Valley Tribune, and Whittier Daily News. These newspapers cover the cities of Pasadena, West Covina and Whittier, California, as well as other cities in the San Gabriel Valley. The San Gabriel Valley Newspaper Group also publishes the Highlander Newspapers, Cheers, and The Star, weekly newspapers distributed in and around these same cities.

     San Bernardino. The Sun is located approximately 20 miles east of Ontario. The Sun publishes a morning newspaper seven days a week.

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

     Eureka. The Times-Standard is located in Eureka, California, approximately 250 miles north of San Francisco, and publishes a morning newspaper seven days a week. The Times-Standard also publishes three weekly newspapers, Times-Standard Plus, On The Market, Tri-City Weekly, and The Buyer’s Guide, which are distributed in and around the areas surrounding Eureka, California.

     Vacaville. The Reporter is located in Vacaville, California, approximately 25 miles northeast of Vallejo and approximately 35 miles southwest of Sacramento. The Reporter publishes a morning newspaper seven days a week. Valu-Pack, a total market coverage product is also published in Vacaville. We expect to complete the acquisition of Vacaville on October 1, 2002.

     Woodland. The Daily Democrat is located in Woodland, California, approximately 50 miles from Vallejo and 100 miles from Chico, California. The Daily Democrat publishes an evening newspaper seven days a week.

     Ukiah. The Ukiah Daily Journal is located in Ukiah, California, approximately 110 miles north of San Francisco and 140 miles south of Eureka, California. The Ukiah Daily Journal publishes an evening newspaper six days a week (excluding Saturday). The Ukiah Daily Journal also publishes The Hometown Shopper.

     Red Bluff. The Daily News is located in Red Bluff, California, approximately 40 miles north of Chico, California and publishes an evening newspaper six days a week (excluding Sunday).

     Redlands. The Redlands Daily Facts is located in southern San Bernardino County and publishes an evening newspaper six days a week (excluding Saturday).

Newspaper Properties (continued)

California Newspapers Partnership (continued)

     Lakeport. The Lake County Record-Bee is located in Lakeport, California, approximately 120 miles northeast of San Francisco and approximately 35 miles southeast of Ukiah. The Lake County Record-Bee publishes a morning newspaper five days a week (excluding Sunday and Monday). The Lake County Record-Bee also publishes weekly newspapers and shoppers including the Clearlake Observer-American, Willits News, Penny Slaver, and Bee-Smart Shopper, all distributed in and around Lakeport, California. The Fort-Bragg Advocate-News is also printed in Lakeport.

Advertising and Circulation Revenues

     Advertising is the largest component of a newspaper’s revenues followed by circulation revenue. Advertising rates at each newspaper are established based upon market size, circulation, readership, demographic makeup of the market, and the availability of alternative advertising media in the marketplace. While circulation revenue is not as significant as advertising revenue, circulation trends can impact the decisions of advertisers and advertising rates.

     Advertising revenue includes Retail (local and national department stores, specialty shops, preprinted advertising circulars and other local retailers), National (national advertising accounts), and Classified advertising (employment, automotive, real estate, private party and personals). The contributions of Retail, National, Classified and Circulation revenue to total revenues for fiscal years 2002, 2001 and 2000 are shown in the table below. Generally accepted accounting principles require us to use the equity method of accounting for the JOA investments we do not control. Therefore, our share of revenues for the JOAs we do not control (Charleston, Denver and Salt Lake City) is excluded from this summary (see further discussion under Significant Accounting Policies). However, if our pro rata share of revenues were included in this summary, the results would not be significantly different from the results shown below.

	Fiscal Years Ended June 30,

	2002	2001	2000

Retail	41%	39%	39%
National	4	6	6
Classified	30	34	36
Circulation	20	17	16
Other	5	4	3

	100%	100%	100%

Newsprint

     Newsprint is one of the largest costs of producing a newspaper. We buy newsprint from several suppliers under arrangements, resulting in what we believe are some of the most favorable long-term newsprint prices in the industry. We also own, through Kearns-Tribune, LLC, a 6% interest in Ponderay Newsprint Company. During fiscal years 2002, 2001, and 2000, excluding our unconsolidated JOA operations, we consumed approximately 148,000, 226,000 and 293,000 metric tons of newsprint, respectively, and, during the same periods, incurred newsprint expense of approximately $74.8 million, $126.0 million and $147.2 million, respectively. Newsprint expense as a percentage of revenue from our newspaper operations for fiscal years 2002, 2001 and 2000 was approximately 10.6%, 14.9% and 15.7%, respectively. Newsprint expense in fiscal years 2002 and 2001 decreased primarily due to the formation of DNA on January 23, 2001 and in 2002 due to a 10% decrease in average price per metric ton. Prior to the formation of DNA, The Denver Post’s newsprint expense was consolidated in our results. Now the operations of DNA are accounted for under the equity method. In addition, because The Denver Post, prior to the JOA, had lower circulation rates and lower advertising costs per thousand of distribution than other metro markets of similar size and our market dominant suburban newspapers, our newsprint expense as a percentage of revenue was greater in fiscal years 2000 and 2001, prior to the JOA. As described above, newsprint prices decreased significantly during fiscal year 2002. For the year ended June 30, 2002, our average price per metric ton was $504, whereas for the year ended June 30, 2001, our average price was $558. See “Near Term Outlook” on page 30 for additional information on our newsprint pricing.

Employee Relations

     We employ at our consolidated entities and unconsolidated JOAs approximately 8,600 full-time and 2,600 part-time employees, of which approximately 3,700 are unionized. There has never been a strike or work stoppage at any of our newspapers during our ownership, and we believe that our relations with our employees are generally good.

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

     We believe larger metro daily newspapers with circulation in our newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper’s main source of revenues. Our daily newspapers capture the largest share of local advertising as a result of their direct coverage of the suburban market by providing our reader with local stories and information that major metropolitan newspapers are unable or unwilling to provide. In addition, we believe advertisers generally regard newspaper advertising as a more effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. We may from time to time compete with other companies, which have greater financial resources than we do.

Electronic Media

     Many newspaper companies are now publishing news and other content on the Internet. In addition, there are many sites on the Internet, which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment, real estate and automotive classified.

     Due to many issues associated with advertising on the Internet, such as fragmentation and lack of agreement and/or meaningful research on how to effectively measure viewers and penetration levels, we have not seen advertisers making a significant commitment to advertise on the Internet. After the issues mentioned above are resolved, we expect advertising on the Internet to grow to meaningful levels. Accordingly, we have invested and will continue to invest in our online strategy, which we believe allows us to capture our share of the advertising dollars being spent on the Internet advertising now and in the future.

     MNGi, MediaNews’ electronic publishing division, is responsible for developing and maintaining a website for each of our daily newspapers. In the fourth quarter of fiscal year 2001, MNGi began the installation of a state of the art Internet publishing system, which was substantially completed during fiscal year 2002 and is expected to be fully completed in second quarter of fiscal year 2003. MNGi also continues to develop strategic alliances to enhance content, functionality and delivery of advertising and information over the Internet. In addition, we have made strategic investments in PowerOne, Mortgage Rate Watch, See It Buy It, and Employment Specialists, each of which is an integral part of our online strategy. We believe the design, functionality, and content of our websites have attracted viewers that continually return to our websites for news and information, a key for advertisers. Our online newspapers can be found at www.newschoice.com.

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

Regulation and Environmental Matters (continued)

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

Item 2. Property

     Our corporate headquarters are located in Denver, Colorado. Our production facilities are, in most cases, complete newspaper production and office facilities, but also include television and radio stations. The principal operating facilities we own are located in:

Alaska	California	Colorado	Massachusetts	Pennsylvania	Vermont
Anchorage	Northern (cont.):	Denver	Pittsfield	York	Brattleboro
	Fort Bragg	Sterling	North Adams	Hanover	Bennington
California	Red Bluff	Fort Morgan	Lowell	Lebanon
Northern:		Lamar	Fitchburg		West Virginia
San Mateo	Southern:			Texas	Charleston
Union City	West Covina	Connecticut	New Mexico	Graham
Marin	Valencia	Bridgeport	Las Cruces	Breckenridge
Eureka	San Bernardino		Carlsbad
Chico	Ontario		Alamogordo	Utah
Vallejo			Farmington	Salt Lake City
Lakeport

     Certain facilities located in Denver, Colorado; Oakland, Pasadena and Pleasanton, California are operated under long-term leases. With the January 23, 2001 formation of DNA in Denver, the Denver long-term lease obligations were transferred to DNA, except for long-term lease obligations related to our corporate headquarters.

     We believe that all of our properties are generally well maintained, in good condition and suitable for current operations. Our equipment is adequately insured.

Item 3. Legal Proceedings

     In December 2000, Salt Lake Tribune Publishing Company (“Salt Lake Publishing”) brought a lawsuit and moved for a preliminary injunction against MediaNews, AT&T Corporation, and AT&T Broadband, LLC. That lawsuit is now pending in the United States District Court for the District of Utah as case number 2:00 CV 936. Salt Lake Publishing was the manager at the time of The Salt Lake Tribune, a newspaper owned by our now wholly-owned subsidiary Kearns-Tribune, LLC (“Kearns, LLC”). Salt Lake Publishing initially moved to prevent us from acquiring Kearns, LLC from AT&T Broadband, LLC. The district court denied the preliminary injunction motion by order dated December 15, 2000, and we acquired Kearns, LLC on January 2, 2001. After Kearns, LLC was acquired by us, Salt Lake Publishing filed a second motion for a preliminary injunction claiming that actions taken by Kearns, LLC after its acquisition by us breached a certain Management Agreement and a certain Option Agreement between Kearns, LLC and Salt Lake Publishing, both of which are dated July 31, 1997. That motion sought to restore certain Salt Lake Publishing employees to certain director and officer positions at the Newspaper Agency Corporation (“NAC”) from which they were removed and to suspend the implementation of various amendments to a Joint Operating Agreement between Kearns, LLC and Deseret Publishing. The District Court granted Salt Lake Publishing’s motion in part by order dated February 21, 2001, and Salt Lake Publishing continued to manage Kearns, LLC until July 31, 2002.

Item 3. Legal Proceedings (continued)

     In September 2001, Deseret News Publishing Company (“Deseret Publishing”), the publisher of the Deseret News, the other party to the Joint Operating Agreement with Kearns, LLC, joined the lawsuit pending in federal court between Salt Lake Publishing and us. Deseret Publishing named both Salt Lake Publishing and Kearns, LLC as defendants, and is seeking, among other things, damages (Deseret Publishing’s damages claims are confined to Salt Lake Publishing only and do not include Kearns, LLC) and declaratory and injunctive relief as to the meaning and enforceability of the Option, Management, and Joint Operating Agreements. Among Deseret Publishing’s claims against Kearns, LLC is its request for a declaration that the Management Agreement is unenforceable to the extent that it purports to authorize Salt Lake Publishing to take on behalf of Kearns, LLC certain required or permitted actions under the Joint Operating Agreement. In April, 2002 AT&T Broadband, LLC was dismissed from this lawsuit.

     In accordance with the Management Agreement, in January 2002 we notified Salt Lake Publishing that we would not be renewing the Management Agreement and that we would take over management of Kearns, LLC on July 31, 2002, when the Management Agreement expired by its terms. Seeking to continue its management of Kearns, LLC, Salt Lake Publishing filed an injunction seeking to stay on as manager until the issues surrounding the option exercise (more fully described below) are resolved on appeal. The injunction was denied, and on August 1, 2002, we began managing the operations of Kearns, LLC, subject to certain conditions imposed in the District Court’s Order dated July 22, 2002. That Order required MediaNews to provide Salt Lake Publishing with 30 days advance notice before disposing of any Tribune Asset exceeding $250,000.00 in value and to refrain from amending the Joint Operating Agreement or proceeding with irrevocable acts to acquire land and build a new press facility until 10 days after an entry of judgment in the case by the District Court. Salt Lake Publishing is appealing the denial of the injunction to the United States Court of Appeals for the Tenth Circuit, which will hear oral argument on the appeal on November 18, 2002.

     In January 2002, certain controlling members of Salt Lake Publishing filed a separate lawsuit in Colorado State Court in Denver. This lawsuit names all the same defendants, arises from the same underlying facts, and seeks overlapping equitable relief and compensatory and punitive damages as the pending federal case discussed above. We and the other defendants filed motions seeking to have this lawsuit dismissed or, in the alternative, stayed pending resolution of the federal action. On February 21, 2002, the Colorado court granted defendants’ motion to stay the Colorado action until the Utah federal court action has been resolved.

     On May 31, 2002, the Utah District Court issued an Order on Motions for Summary Judgment ruling that Salt Lake Publishing held a valid and enforceable option to purchase the Tribune Assets owned by Kearns, LLC. However, the District Court also ruled that one of the key components of the Tribune Assets, stock in Newspaper Agency Corporation (“NAC”), was subject to an anti-alienation provision contained in the Joint Operating Agreement that precludes the sale, assignment or transfer of the NAC stock by either party absent waiver or modification of the provision. Subsequent to the court ruling, Deseret Publishing notified Salt Lake Publishing that it would not waive or modify the anti-alienation provision or consent to the sale or transfer of the NAC stock to Salt Lake Publishing. On August 21, 2002, the District Court certified for immediate appeal to the United States Court of Appeals for the Tenth Circuit the question of whether the anti-alienation provision contained in the Joint Operating Agreement is enforceable, as the District Court held in its Summary Judgment Order, or is instead void as against public policy, as Salt Lake Publishing contends. On September 6, 2002, the appellate court agreed to hear an immediate appeal of this issue, and consolidated it with the appeal of the denial of the injunction which is scheduled to be argued on November 18, 2002.

     On August 23, 2002, we filed a motion asking that the District Court amend its prior certification order to request that the United States Court of Appeals for the Tenth Circuit consider an additional legal issue arising out of the Summary Judgment Order: whether the Option Agreement, as construed by the Court, is void and unenforceable. Salt Lake Publishing has opposed any amendment of the certification order, and the District Court has not yet ruled on the request. If the District Court grants the request to amend its certification order, the Tenth Circuit has discretion to either add this legal issue to the issues it is already considering in the pending appeal or to decline to consider the additional legal issue in the currently pending interlocutory appeal.

     Notwithstanding Deseret Publishing’s communication to Salt Lake Publishing and us that it will not waive the anti-alienation provision of the Joint Operating Agreement, Salt Lake Publishing has notified Kearns, LLC of its intention to exercise its option to acquire the Tribune Assets owned by Kearns, LLC. Salt Lake Publishing is seeking a judicial order requiring Kearns, LLC to specifically perform the Option Agreement. MediaNews and Deseret Publishing oppose specific performance. In the event the option were to be exercised, the Option Agreement provides for the purchase of “all, and not less than all” of the Tribune Assets held by Kearns, LLC at their fair market value as determined by an appraisal process involving up to three appraisers. That appraisal process is ongoing. We continue to believe that the Tribune Assets will be appraised at a value substantially in excess of our $200.0 million purchase price.

Item 3. Legal Proceedings (continued)

     Salt Lake Publishing has amended its original complaint several times and currently asserts against MediaNews and Kearns, LLC various claims, including claims for breaches of contract, tort claims and claims for declaratory and injunctive relief relating to the Management, Option, and Joint Operating Agreements. Salt Lake Publishing is seeking, among other things, both compensatory and punitive damages and specific performance of the Option Agreement. MediaNews and Kearns, LLC have pending counterclaims against Salt Lake Publishing seeking declaratory and injunctive relief relating to the Management, Option and Joint Operating Agreements, and damages for breaches of contract and interference with contract. Additionally, MediaNews and Kearns, LLC have pending counterclaims for declaratory judgment, but no damages claims, naming Deseret Publishing. A trial on the issues that remain after the District Court’s Summary Judgment Order is currently scheduled to commence January 13, 2003. We are not in a position at this time to comment on the likely outcome of the damage portion of the litigation or the success of any appeals of the Utah District Court rulings; however, we do not believe that the litigation will have a materially adverse impact on our financial condition, results of operations, or liquidity. The cost of defending these lawsuits has been and may continue to be substantial.

     Other

     In November 2001, one of our former newsprint vendors brought a lawsuit against us seeking actual and compensatory damages relating to our alleged breach of a newsprint agreement between the vendor and us. We believe we have meritorious arguments in defense of the alleged breach and intend to vigorously defend ourselves in this matter. In addition, we have filed a counterclaim against the plaintiff related to damages caused by the plaintiff’s breaches. While we do not expect an unfavorable outcome, we do not believe an unfavorable outcome would have a material adverse impact on our financial condition, results of operations, or liquidity. We are currently seeking to resolve this legal action through mediation.

     We are involved in other litigation arising in the ordinary course of business. In our opinion, the outcome of these legal proceedings will not have a material adverse impact on our financial condition, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

     The Class A Common Stock is not registered and has no established trading market and is not widely held. As of September 16, 2002, there were 25 shareholders of record.

     We have never paid a dividend on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. In addition, our long-term debt agreements contain covenants, which among other things restrict the payment of dividends to our shareholders.

Item 6. Selected Financial Data

	MediaNews Group,			Garden State Newspapers
	Inc. & Subsidiaries			Inc. & Subsidiaries (c)

	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,

	2002	2001	2000	1999 (b)	1998 (b)

	(Dollars in thousands)
INCOME STATEMENT DATA (a):
Revenues
Advertising	$536,314	$673,737	$769,976	$440,734	$345,169
Circulation	138,844	144,292	148,194	113,515	93,620
Other	36,502	34,971	28,936	15,936	14,421

Total Revenues	711,660	853,000	947,106	570,185	453,210

Cost of Sales	250,369	312,664	339,660	182,544	150,202
Selling, General and Administrative	329,974	383,108	421,981	253,506	197,872
Depreciation and Amortization	49,893	64,480	62,438	43,884	39,279
Interest Expense	75,302	82,241	75,758	56,765	45,629
Equity Income in Unconsolidated JOAs	50,077	10,344	2,656	1,894	—
Gain on Sale of Newspaper Properties	—	74,255	117,621	—	31,829
Minority Interest	(32,218)	(40,927)	(34,092)	(12,295)	(6,192)
Income Before Income Taxes and Extraordinary Items	9,883	39,271	124,976	10,030	34,392
Net Income (Loss)	12,365	25,227	130,383	(822)	29,600

OTHER FINANCIAL DATA:
Capital Expenditures	$11,323	$19,611	$25,505	$13,005	$11,397
Cash Flow from:
Operating Activities	57,592	43,678	96,404	61,891	63,441
Investing Activities	34,441	(307,534)	117,921	(70,670)	(208,740)
Financing Activities	(97,153)	126,373	(74,438)	10,332	137,633

EBITDA (d)	$131,317	$157,228	$185,465	$134,135	$105,136
Minority Interest EBITDA (d)	(45,946)	(45,647)	(44,298)	(14,939)	(7,021)
Combined EBITDA of Unconsolidated JOAs (d)	71,373	25,568	4,881	3,279	—

EBITDA Available to Company (d)	$156,744	$137,149	$146,048	$122,475	$98,115

BALANCE SHEET DATA:
Total Assets	$1,323,184	$1,386,884	$1,138,892	$846,454	$656,979
Long-Term Debt and Capital Leases, net of cash and Minority Interest in Long-Term Debt	941,272	991,373	683,932	758,937	520,430
Other Long-Term Liabilities and Obligations	30,462	23,906	17,633	7,543	6,479
Total Shareholders’ Equity (Deficit)	24,501	22,737	939	(150,901)	33,547

(footnotes on following page)

(footnotes from preceding page)

(a)	Revenues and operating expenses are affected by the following significant acquisition and disposition transactions. The revenue numbers provided below are from the actual fiscal year results of operations of the respective newspapers since the date of acquisition or prior to their disposition.

     Fiscal Year 2002

     There were no significant acquisition or disposition transactions.

     Fiscal Year 2001

•	Effective May 31, 2001, we acquired substantially all of the assets used in the publication of The Ruidoso News, a bi-weekly newspaper published in Ruidoso, New Mexico for approximately $3.8 million. This newspaper contributed approximately $0.1 million in revenue in fiscal year 2001.

•	Effective March 31, 2001, we purchased substantially all of the assets used in the publication of Alamogordo Daily News, a daily newspaper published in Alamogordo, New Mexico, for $9.5 million. This newspaper contributed approximately $0.6 million in revenue in fiscal year 2001.

•	Effective February 1, 2001, the California Newspapers Partnership purchased substantially all of the assets used in the publications of the Lake County Record-Bee, Clearlake Observer-American, Willits News, Penny Slaver, and Bee-Smart Shopper, located in and around Lakeport, California, for approximately $7.3 million. These publications contributed approximately $1.7 million in revenue in fiscal year 2001.

•	Effective January 31, 2001, the California Newspapers Partnership sold substantially all of the assets used in the publication of The Lompoc Record in Lompoc, California for approximately $8.0 million, resulting in a pre-tax gain of approximately $4.6 million. This newspaper contributed approximately $1.8 million in revenue in fiscal year 2001 prior to the sale and approximately $2.8 million in fiscal year 2000.

•	Effective January 23, 2001, MediaNews Group and E.W. Scripps Company, owner of the Rocky Mountain News, began the operations of the Denver Newspaper Agency. Upon formation of DNA, MediaNews and Scripps each contributed substantially all of their operating assets used in the publication of The Denver Post and the Rocky Mountain News to DNA. In addition to the assets contributed to DNA, Scripps also paid MediaNews $60.0 million to obtain its 50% interest in DNA. We recognized a pre-tax gain on the payment from Scripps of approximately $46.7 million. Prior to the formation of DNA, The Denver Post contributed approximately $139.7 million in revenue in fiscal 2001 and approximately $242.5 million in fiscal 2000. Our total revenues have declined because we no longer consolidate the operations of The Denver Post that were transferred to DNA. Our investment in DNA is accounted for under the equity method.

•	Effective January 2, 2001, we purchased the stock of Kearns-Tribune, LLC for $200.0 million. Kearns-Tribune, LLC owns the masthead of The Salt Lake Tribune and a 50% interest in the Newspaper Agency Corporation (“NAC”). Net income of NAC is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company. NAC publishes The Salt Lake Tribune (morning) and the Deseret News (evening) under the terms of a JOA between Kearns-Tribune, LLC and the Deseret News Publishing Company. We account for our investment in NAC under the equity method.

•	Effective October 31, 2000, we sold substantially all the assets used in the publication of the Daily Nonpareil, in Council Bluffs, Iowa and the related daily and weekly newspapers located in the Southwestern Iowa cluster, in exchange for $32.0 million in cash and substantially all the assets of the Carlsbad Current-Argus, a daily newspaper located in Carlsbad, New Mexico, valued at approximately $7.0 million. The sale resulted in a pre-tax gain of approximately $23.6 million. The newspapers in the Southwestern Iowa cluster contributed approximately $4.0 million in revenue in fiscal year 2001 prior to the sale and approximately $11.5 million in fiscal year 2000. The Carlsbad newspaper contributed approximately $2.0 million in revenue in fiscal year 2001.

•	Effective October 1, 2000, The Sun Company of San Bernardino California (“Gannett”) contributed the Marin Independent Journal, published in Marin, California, to the California Newspapers Partnership. Effective with the contribution, MediaNews, Stephens Media Group (previously Donrey Newspapers, LLC) and Gannett’s interests in the California Newspapers Partnership were adjusted to 54.23%, 26.28% and 19.49%, respectively. Prior to the contribution, MediaNews held a 58.8% interest in the partnership. This newspaper contributed approximately $22.5 million to revenue in fiscal year 2001.

•	Effective October 1, 2000, we acquired all of the assets used in the publication of the Connecticut Post, a morning newspaper published in Bridgeport, Connecticut for approximately $194.0 million, net of working capital of approximately $5.0 million. This newspaper contributed approximately $48.9 million of revenue in fiscal year 2001.

     Fiscal Year 2000

•	In fiscal year 2000, MediaNews and Garden State merged, with MediaNews as the surviving entity and the successor issuer to Garden State Newspapers, Inc. Garden State Newspapers owned 80% of The Denver Post Corporation. As a result of the reorganization, The Denver Post Corporation has been consolidated with the operations of MediaNews effective July 1, 1999.

•	Effective June 30, 2000, we sold substantially all of the assets used in the publication of The Express Times, in Easton, Pennsylvania; the Gloucester County Times, in Woodbury, New Jersey; Today’s Sunbeam, in Salem, New Jersey; The Bridgeton News, in Bridgeton, New Jersey and our North Jersey weekly newspapers for $145.0 million. We recognized a pre-tax gain on the sale of approximately $114.3 million. These newspapers contributed approximately $55.0 million and $53.3 million of revenue in fiscal years 2000 and 1999, respectively.

•	Effective May 26, 2000, we acquired the stock of Northern Television, Inc. KTVA, a CBS affiliate broadcasting in Anchorage, Alaska, for approximately $7.0 million. KTVA contributed $0.3 million to revenue in fiscal year 2000.

(footnotes continued on following page)

(footnotes continued from preceding page)

     Fiscal Year 2000 (continued)

•	Effective March 1, 2000, we acquired substantially all the assets used in the publication of six weekly newspapers and three monthly publications, distributed in and around Ayer, Massachusetts, for approximately $4.2 million. These weekly newspapers contributed approximately $0.8 million to revenue in fiscal year 2000.

•	Effective October 31, 1999, we acquired substantially all of the assets used in the publication of the Deming Headlight, a morning newspaper published in Deming, New Mexico, for approximately $2.0 million cash. This newspaper contributed approximately $0.7 million in revenue during 2000.

•	Effective October 1, 1999 and January 1, 2000, the California Newspapers Partnership purchased a shopper in Ukiah, California and a weekly newspaper in Milpitas, California, respectively, for approximately $2.7 million. These weekly newspapers contributed approximately $1.4 million to revenue in fiscal year 2000.

•	Effective July 31, 1999, the California Newspapers Partnership sold the assets of The Hemet News and Moreno Valley Times for pre-tax gain of approximately $3.3 million. These newspapers each contributed approximately $0.4 million to revenue in fiscal year 2000 and 1999, respectively.

     Fiscal Year 1999

•	On March 31, 1999, through our wholly owned subsidiary, West Coast MediaNews LLC, we formed the California Newspaper Partnership with Stephens Media Group (formerly Donrey Newspapers LLC) and the Sun Company of San Bernardino California (“Gannett”). We contributed ANG Newspapers, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers, which includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka, California in exchange for a 58.8% partnership interest. The Stephens Media Group and Gannett newspapers contributed to the partnership added approximately $31.6 million of revenue in fiscal year 1999.

•	Effective October 1, 1998 we acquired substantially all of the assets used in the publication of the Daily Times, a morning newspaper published in Farmington, New Mexico for cash and discounted notes with the prior owners. This newspaper contributed approximately $5.0 million of revenue in fiscal year 1999.

•	On August 22, 1998 we acquired for approximately $47.0 million, a 50% interest in Charleston Newspapers, a joint venture, which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening), six days a week and the Sunday Gazette-Mail, under the terms of a JOA. This newspaper contributed approximately $16.0 million of revenue in fiscal year 1999.

     Fiscal Year 1998

•	On May 11, 1998 we acquired substantially all the assets used in the publication of The Tri-City Weekly, a weekly newspaper published in Eureka, California for approximately $2.6 million in cash, plus a covenant not to compete with a discounted value of $0.5 million. This newspaper contributed approximately $0.4 million of revenue in fiscal year 1998.

•	On May 1, 1998, we acquired substantially all the assets used in the publication of the Valley News Today, a morning newspaper published five times a week in Shenandoah Iowa, and seven weekly publications distributed primarily in Shenandoah and Dennison, Iowa. These assets were purchased for approximately $5.1 million in cash, plus covenants not to compete with a discounted value of $0.6 million. These newspapers contributed approximately $0.7 million of revenue in fiscal year 1998.

•	On January 29, 1998, we acquired substantially all the assets used in the publication of the Daily News, a daily newspaper published in the San Fernando Valley of Los Angeles, California, for approximately $130.0 million. This newspaper contributed approximately $36.9 million of revenue in fiscal year 1998.

•	On December 16, 1997, we acquired substantially all the assets used in the publication of the Press-Telegram, a daily newspaper published in Long Beach, California, for approximately $38.2 million in cash. Proceeds from the sale of the North Jersey Herald & News were used to fund the acquisition. This newspaper contributed approximately $22.7 million of revenue in fiscal year 1998.

•	On December 5, 1997, we sold substantially all the assets used in the publication of the North Jersey Herald & News and sixteen weekly publications for $43.0 million in cash plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $31.8 million, net of selling expenses. These newspapers contributed $16.2 million of revenues prior to the sale and $36.2 million in fiscal year 1997.

•	On July 31, 1997, we acquired substantially all the assets used in the publication of The Sun, an evening newspaper published in Lowell, Massachusetts. The assets were purchased for approximately $60.8 million. The Sun contributed $22.3 million of revenue in fiscal 1998.

(b)	Change in Accounting Principle. Effective June 15, 2000, the Financial Accounting Standards Board issued EITF Issue 00-1, which required us to change our method of accounting for JOAs from pro-rata consolidation to: (i) consolidation for the JOAs we control, and (ii) the equity method for the JOAs we do not control. Accordingly, fiscal year 1999 and 1998 financial statements have been reclassified to reflect this change in accounting. The Denver and Salt Lake JOAs, new beginning in fiscal year 2001 are accounted for under the equity method.

(c)	Corporate Reorganization. During fiscal years 1999 and 2000 we underwent a corporate reorganization, whereby, MediaNews Group, Inc. (MediaNews) became the successor issuer to Garden State Newspapers, Inc. The reorganization included our June 30, 1999 purchase of an additional 20% interest in The Denver Post Corporation, bringing our total ownership interest in The Denver Post Corporation to 80%. In addition, The Denver Post Shareholder Agreement was modified,

(footnotes continued on following page)

(footnotes continued from preceding page)

giving us control of The Denver Post Corporation board of directors. Accordingly, effective June 30, 1999, The Denver Post Corporation became a consolidated subsidiary. Additionally, on September 1, 1999, Garden State Newspapers, Inc. was merged into MediaNews, with MediaNews as the surviving corporation. As a result of this reorganization, the consolidated financial statement data for each fiscal year after 1999 include the consolidated results of MediaNews and its subsidiaries (including The Denver Post Corporation, parent company for The Denver Post and Eastern Colorado Publishing Company). The consolidated financial statement data for fiscal years 1999 and 1998 include Garden State Newspapers, Inc. information only.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following analysis of the financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of MediaNews Group, Inc. and the notes thereto appearing elsewhere herein.

Overview

     We are in the business of owning and operating daily and weekly newspapers and websites related thereto. In addition, we own radio stations in Graham and Breckenridge, Texas. We also own a CBS affiliate television station in Anchorage, Alaska. However the combined results of these non-newspaper operations are insignificant to us, comprising less than 0.5% of our consolidated revenue. Our newspapers derive their revenues primarily from advertising and circulation. Our primary operating expenses (before depreciation and amortization) are employee salaries, newsprint, marketing, and distribution.

     Since our inception, we have grown primarily through acquisitions. A large portion of the value of the assets acquired in these transactions are attributable to intangible assets, principally subscriber accounts, mastheads and goodwill, which we believe are generally the most valuable assets of a newspaper. As a result of the amortization expense historically associated with these intangible assets, the interest expense associated with acquisition indebtedness, and debt fees, including the make whole premiums, we have historically operated at a loss or near break-even levels (before factoring in the gain from the sale of newspaper properties). On July 1, 2001, we adopted the Financial Accounting Standards Board, SFAS No. 142, Goodwill and Other Intangible Assets. Under the new standard, excess of cost over fair value of assets acquired (goodwill) and other indefinite life intangibles are no longer amortized, but instead are periodically reviewed for impairment, which significantly reduced our amortization expense beginning in fiscal year 2002.

Significant Accounting Policies

     Generally speaking, the preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent matters. Notes to our consolidated financial statements contain a more complete discussion of our significant accounting policies. Significant accounting policies for us involve our assessment of the recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates. Our accounting for pension and retiree medical benefits requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. Our accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuations of deferred tax assets. We base our estimates on historical experience, actuarial studies and other assumptions, as appropriate, concerning the carrying values of its assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates.

     During 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-1, Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures (“EITF 00-1”), effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. Prior to our adoption of EITF 00-1, we accounted for all of our JOA operations using the pro-rata consolidation method for those JOAs which we do not control. Upon adoption of EITF 00-1, effective June 30, 2000, we began accounting for our unconsolidated JOA investments under the equity method. Accordingly, we now report our share of our unconsolidated JOA operations as a single net amount in our consolidated statement of operations under the financial statement line item “Equity Income in Unconsolidated JOAs.” Our investments in unconsolidated JOAs are included in the consolidated balance sheet under the financial statement line item “Investment in Unconsolidated JOAs.” In accordance with EITF 00-1, all previously reported financial statements have been reclassified to conform to the new reporting classification requirements.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets, collectively the “Statements.” Statement No. 141 requires business combinations initiated after June 30, 2001 to use the purchase method of accounting. Under the new Statements, excess of cost over fair value of net assets acquired (goodwill) and other indefinite life intangibles are no longer amortized but instead are periodically reviewed for impairment. All other intangible assets with a finite useful life will continue to be amortized over their remaining useful lives. We adopted the Statements effective July 1, 2001.

Operating Results

     We have provided below certain summary historical financial data for fiscal years ended 2002, 2001 and 2000, including the percentage change between fiscal years.

Summary Historical Financial Data
(Dollars in thousands)

	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,

	2002(d)	2001(d)	2000(d)	2002 vs. 2001	2001 vs. 2000

INCOME STATEMENT DATA

Total Revenues	$711,660	$853,000	$947,106	(16.6)%	(9.9)%

Cost of Sales	250,369	312,664	339,660	(19.9)	(7.9)
Selling, General and Administrative	329,974	383,108	421,981	(13.9)	(9.2)
Depreciation and Amortization	49,893	64,480	62,438	(22.6)	3.3
Interest Expense	75,302	82,241	75,758	(8.4)	8.6
Other (Net)	14,098	14,908	8,478	(5.4)	75.8

Total Costs and Expenses	719,636	857,401	908,315	(16.1)	(5.6)

Equity Income in Unconsolidated JOAs	50,077	10,344	2,656	(e )	(e )

Minority Interest	(32,218)	(40,927)	(34,092)	(21.3)	20.0

Net Income	12,365	25,227	130,383	(51.0)	(e )
EBITDA (a)

EBITDA	$131,317	$157,228	$185,465	(16.5)%	(15.2)%
Minority Interest EBITDA (b)	(45,946)	(45,647)	(44,298)	0.7	3.0
Combined EBITDA of Unconsolidated JOAs (c)	71,373	25,568	4,881	(e )	(e )

EBITDA Available to Company	$156,744	$137,149	$146,048	14.3%	(6.1)%

(a)	EBITDA is calculated by deducting cost of sales and selling, general and administrative expenses from total revenues. EBITDA and EBITDA Available to Company are not measures of performance recognized under GAAP.

(b)	Includes minority interest in EBITDA of the California Newspapers Partnership, The Denver Post Corporation and York Newspaper Company.

(c)	Includes our proportionate share of EBITDA from JOAs in Denver, Salt Lake City, and Charleston.

(d)	Effective June 15, 2000, the Financial Accounting Standards Board issued EITF 00-1, which required us to change our method of accounting for JOAs from pro-rata consolidation to: (i) consolidation for the JOAs we control, and (ii) the equity method for the JOAs we do not control. While all periods presented above reflect this accounting, fiscal year 2001 comparisons are difficult since The Denver Post operations, after formation of DNA on January 23, 2001, are no longer consolidated and are now included in Equity Income in Unconsolidated JOAs. However, editorial expenses of The Denver Post continue to be reflected in cost of sales, reducing our EBITDA margins.

(e)	Not meaningful.

     Summary Supplemental Pro Forma Financial Data

     Joint operating agencies, or JOAs, represent a unique operating structure within the newspaper industry. Prior to the Financial Accounting Standard Board issuing EITF 00-1, which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests, on a pro-rata consolidated basis. Under this method, we consolidated (on a line-item basis) our proportionate share of the JOA’s operations. Although pro-rata consolidation is no longer considered an acceptable method of financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations. Accordingly, we have presented in the table below, the results of operations of our JOAs using pro-rata consolidation. Our JOAs include York Newspaper Company and Charleston Newspapers for all periods presented, the Denver Newspaper Agency since formation on January 23, 2001, and the Newspaper Agency Corporation (Salt Lake City) since acquisition on January 2, 2001. See Note 3 of the consolidated financial statements for additional discussion of the accounting for our JOAs.

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY
ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11 OF REGULATION S-X FOR
PRO FORMA FINANCIAL DATA

Summary Selected Pro Forma Financial Data
(Dollars in thousands)

	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,

	2002	2001	2000	2002 vs. 2001	2001 vs. 2000

PRO-RATA CONSOLIDATED INCOME STATEMENT DATA

Total Revenues	$992,340	$978,929	$948,508	1.4%	3.2%

Cost of Sales	349,028	366,290	342,764	(4.7)	6.9
Selling, General and Administrative	448,354	437,719	423,741	2.4	3.3
Depreciation and Amortization	64,720	72,890	63,820	(11.2)	14.2
Interest Expense	75,517	82,161	75,489	(8.1)	8.8
Other (Net)	19,561	21,027	8,798	(7.0)	139.0

Total Costs and Expenses	957,180	980,087	914,612	(2.3)	7.2

Minority Interest	(25,278)	(33,827)	(26,541)	(25.3)	27.5

Net Income	12,365	25,227	130,383	(51.0)	(b )
EBITDA

EBITDA	$194,958	$174,920	$182,003	11.5%	(3.9)%
Minority Interest EBITDA (a)	(38,214)	(37,771)	(35,955)	1.2	5.1

EBITDA Available to Company	$156,744	$137,149	$146,048	14.3%	(6.1)%

(a)	Includes minority interest in EBITDA of the California Newspapers Partnership and The Denver Post Corporation.

(b)	Not meaningful.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2002 AND 2001

     Certain transactions in fiscal year 2001 had a significant impact on the comparison of results between the years ended June 30, 2002 and 2001.

     Significant acquisitions that affect comparisons between the years ended June 30, 2002 and 2001 include the October 1, 2000 acquisition of the Connecticut Post, the October 1, 2000 contribution of the Marin Independent Journal to the California Newspapers Partnership, and the October 31, 2000 purchase of the Carlsbad Current-Argus. Additionally, on January 2, 2001, we purchased Kearns-Tribune, LLC, which publishes The Salt Lake Tribune and owns a 58% profit interest in the Newspaper Agency Corporation (“NAC”), a 50% controlled JOA in Salt Lake City. We consolidate the editorial expenses of The Salt Lake Tribune; however, our investment in NAC is accounted for under the equity method of accounting. Comparisons are also affected by our acquisitions in Lakeport, California and Alamogordo and Ruidoso, New Mexico that were completed in the third and fourth quarters of fiscal year 2001.

     The impact of these transactions was offset in part by the October 31, 2000 sale of our Southwestern Iowa newspaper cluster, the January 23, 2001 formation of the Denver Newspaper Agency (“DNA”), after which we no longer consolidate the results of The Denver Post (other than editorial), and the sale of a small newspaper in Lompoc, California.

Revenues

     Revenues for the years ended June 30, 2002 and 2001 were $711.7 million and $853.0 million, respectively. This represents a $141.3 million, or 16.6% decrease. The aforementioned transactions in fiscal year 2001 had the net impact of decreasing reported revenues by $120.6 million for the year ended June 30, 2002 as compared to the year ended June 30, 2001, primarily associated with deconsolidation of the revenues of The Denver Post because of the formation of the Denver JOA.

     Excluding the transactions described above, total revenues at our other newspaper operations (“existing newspapers”) decreased in fiscal year 2002 by $20.7 million, or 3.3%, as compared to fiscal year 2001. Advertising revenues at our existing newspapers decreased by 5.0% during fiscal year 2002. The decrease in advertising revenues was felt across all major advertising categories; however, national advertising and classified advertising experienced the largest percentage declines. In classified advertising, auto and real estate had increases compared to the prior year, but these increases were offset by the decline in employment classified. Employment and national advertising in particular were hit hard by the economic slowdown that has been experienced throughout the United States. The events of September 11, 2001, also had a negative impact on an already soft advertising market, further compounding revenue declines in most advertising categories. These revenue decreases were somewhat mitigated by increases associated with new sales initiatives which focused on creating new revenue streams by attracting new regional and local advertisers by providing niche products and other programs specifically targeted to their needs.

     Circulation revenues at existing newspapers remained flat between years despite small decreases in circulation volumes due in part to our efforts to improve circulation profitability in certain of our markets by increasing single copy and home delivery prices.

     Revenues from our interactive media division, MNGi, increased $3.4 million or 140% for the year ended June 30, 2002 compared to the year ended June 30, 2001, as a result of new revenue initiatives and acceleration in the market acceptance of the value of combined print and online advertising packages that we offered to our advertisers, particularly in the online employment and classified categories.

Cost of Sales

     Cost of sales for the years ended June 30, 2002 and 2001 was $250.4 million and $312.7 million, respectively. This represents a $62.3 million, or 19.9%, decrease. The aforementioned transactions in fiscal year 2001 had the net impact of decreasing cost of sales by $50.7 million for the year ended June 30, 2002 as compared to the year ended June 30, 2001, again primarily associated with the deconsolidation of The Denver Post operating results (except editorial).

     On an existing newspaper basis, our cost of sales in fiscal year 2002 decreased $11.6 million, or 5.6%, as compared to the prior fiscal year. The majority of the decrease for the year ended June 30, 2002 was due to substantially lower newsprint prices experienced during fiscal year 2002, as well as lower page counts resulting from the decline in advertising volumes we experienced during the year. The lower page counts resulted in a 4.7% decrease in newsprint consumption, and related production supplies for the fiscal year ended 2002, as compared to prior fiscal year. Lower newsprint prices also reduced expenses in fiscal year 2002 as compared to prior fiscal year 2001 as our average price per metric ton of newsprint consumed decreased 9.0% during fiscal year 2002. Our editorial expenses remained relatively flat for the fiscal year ended June 30, 2002, as compared to the prior fiscal year.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2002 AND 2001 (continued)

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expense for the years ended June 30, 2002 and 2001 was $330.0 million and $383.1 million, respectively. This represents a $53.1 million, or 13.9% decrease for the year ended June 30, 2002 as compared to the year ended June 30, 2001. The aforementioned transactions in fiscal year 2001 had the net impact of decreasing SG&A expense by $52.2 million for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001, primarily associated with the deconsolidation of The Denver Post operating results.

     On an existing newspaper basis, SG&A expense in fiscal year 2002 decreased $0.9 million, or 0.3%, for the fiscal year ended 2002, as compared to fiscal year ended 2001. The decrease in SG&A expense is in part the result of a decrease in order solicitation expenses associated with our strategy to improve circulation profitability by reducing churn and a reduction in delivery costs as a result of small declines in circulation volume at some newspapers. This strategy was implemented in the third quarter of our fiscal year 2001. Marketing and advertising expenses were down $0.8 million for the fiscal year ended June 30, 2002, as compared to the prior fiscal year. This decrease is primarily the result of declines in advertising revenues; however, we have implemented new sales initiatives and the associated start up costs partially offset the fiscal year 2002 marketing expense reductions. These initiatives and the related start up costs will continue into fiscal year 2003. In addition, SG&A expense has decreased as a result of cost-cutting measures that began during the second half of fiscal year 2001 with additional cuts being made in the first half of fiscal year 2002. These decreases have been offset in small part by increased costs associated with the revenue growth experienced in our Internet operations.

Depreciation and Amortization

     Depreciation and amortization expense for the years ended June 30, 2002 and 2001 was $49.9 million and $64.5 million, respectively. This represents a decrease of $14.6 million, or 22.6%, for the fiscal year ended June 30, 2002, as compared to the prior fiscal year.

     The decrease is primarily the result of a decrease in amortization expense associated with our adoption of the Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) on July 1, 2001. Under the new standard, goodwill and other indefinite life intangibles are no longer amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their remaining useful life. Had SFAS No. 142 been in effect during the year ended June 30, 2001, amortization expense would have been $14.8 million less.

Interest Expense

     Interest expense for the years ended June 30, 2002 and 2001 was $75.3 million and $82.2 million, respectively. This represents a $6.9 million, or 8.4%, decrease for the year ended June 30, 2002, as compared to the prior fiscal year.

     For the year ended June 30, 2002, despite debt paydowns of $53.7 million throughout the year, our average debt increased by approximately $48.6 million, or 5.1%, as compared to the same period in the prior year as a direct result of our 2001 acquisition transactions in which we borrowed $180.1 million, net of proceeds from newspaper sales and cash on hand. However, our weighted average cost of debt decreased 117 basis points during this same period, more than offsetting the increase in our average debt. As a result, interest expense decreased 8.4% for the year ended June 30, 2002 as compared to the same period in the prior year. The decrease in the weighted average cost of debt would have been greater except for the negative impact of unfavorable hedges which did not expire until October 2001.

Other (Net) Expense

     Other (net) expense for the years ended June 30, 2002 and 2001 was $14.1 million and $14.9 million, respectively. We include in other (net) expense costs which are considered to be non-recurring charges and those costs not related to ongoing operations. The decrease is primarily a result of one-time charges for transition team payroll and consulting fees related to the integration planning for the formation of DNA of $7.7 million, which were included in our results for fiscal year 2001. The decrease associated with DNA integration planning was partially offset by litigation expense associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.7 million in bank fees paid to amend our bank credit facility and a one-time charge associated with employee reductions at certain of our newspapers and at corporate. The impact of $3.0 million related to marking to market our fixed to floating interest rate derivative instruments entered into during the third quarter 2002, which did not qualify for hedge accounting, is also reflected here. An

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2002 AND 2001 (continued)

Other (Net) Expense (continued)

additional component of other expense is the ongoing accretion of the cost to repurchase an option held by a third party to acquire one of our newspapers. The holder of the option can exercise the option beginning in January 2003 and may hold the option until 2010.

Equity Income in Unconsolidated JOAs

     Equity income from unconsolidated JOAs for years ended June 30, 2002 and 2001 was $50.1 million and $10.3 million, respectively. Equity income in unconsolidated JOAs represents our share of the net income from our unconsolidated JOA operations, which as of June 30, 2002 includes Charleston Newspapers, the Denver Newspaper Agency, and the Newspaper Agency Corporation in Salt Lake City. The $39.8 million increase in equity income in unconsolidated JOAs for year ended June 30, 2002 as compared to the prior fiscal year is due to the January 23, 2001 formation of DNA, a significant improvement in the fiscal year 2002 net income at DNA, and the January 2, 2001 acquisition of our interest in NAC in Salt Lake City. Also impacting the increase was a small increase in the results of operations of Charleston Newspapers for the year ended June 30, 2002 as compared to the same period in the prior year.

EBITDA and EBITDA Available to Company

     EBITDA Available to Company, which includes pro-rata EBITDA from Unconsolidated JOAs and excludes EBITDA related to minority interests, increased by $19.6 million, or 14.3%, for the year ended June 30, 2002 as compared to the same period of the prior year.

     The aforementioned fiscal year 2001 transactions increased EBITDA Available to Company by $24.9 million for the year ended June 30, 2002, as compared to the same period the prior year. The increase associated with the fiscal year 2001 transactions was offset in part by a $5.3 million reduction in net EBITDA Available to the Company from our existing newspapers compared to the same period of fiscal year 2001 (excluding The Denver Post). Pro-rata EBITDA from The Denver Post increased $8.1 million, primarily associated with the significantly improved Denver JOA results.

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

Net Income

     We reported net income for the years ended June 30, 2002 and 2001 of $12.4 million and $25.2 million, respectively.

     In addition to the year over year changes described above, net income was impacted by a $16.5 million change in income taxes (from an expense in fiscal year 2001 to a benefit in fiscal year 2002), and a $74.3 million gain on sale of newspaper properties that was recognized in fiscal year 2001. The change in income tax expense was primarily associated with the $74.3 million gain on sale of newspaper properties for the year ended June 30, 2001, as well as a change in tax regulation in fiscal year 2002, which allowed us to recognize deferred tax assets related to a loss carryforward that had been previously disallowed. Excluding the $74.3 million gain in fiscal year 2001, income before taxes improved $44.9 million in fiscal year 2002 compared to fiscal year 2001.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2001 AND 2000

     In addition to the fiscal year 2001 transactions described earlier, certain fiscal year 2000 transactions affect comparisons between June 30, 2001 and 2000.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2001 AND 2000 (continued)

     Significant fiscal year 2000 transactions that affect comparisons between the years ended June 30, 2001 and 2000 include our June 30, 2000 disposition of our newspaper in Easton, Pennsylvania and our New Jersey newspapers. Comparisons are also affected by the sale of two small newspapers in southern California in fiscal year 2000. The impact of these transactions was offset in part by our fiscal year 2000 acquisitions in California, New Mexico, Massachusetts and Alaska.

Revenues

     Revenues for the years ended June 30, 2001 and 2000 were $853.0 million and $947.1 million, respectively. This represents a decrease of $94.1 million or 9.9% in fiscal year 2001 as compared to fiscal year 2000. The aforementioned transactions in fiscal year 2001 and 2000 had the net impact of decreasing revenue by $88.1 million for the year ended June 2001 as compared to the year ended June 30, 2000. Excluding the fiscal year 2001 and 2000 acquisition and disposition transactions and the previously discussed Denver JOA, our existing newspapers experienced a $6.0 million or 1.0% decrease in revenues in fiscal year 2001. National advertising and classified advertising revenues remained relatively flat for the year as a whole (second half decreases offset first half increases), while retail advertising revenues and circulation revenues experienced decreases of 2.7% and 3.0%, respectively. The majority of the decrease in these two revenue categories came from our southern California newspapers. The decrease in retail advertising revenues is due to the economic slowdown that has been experienced throughout the United States; however, the effects of the downturn in the economy hit southern California earlier in fiscal year 2001 than the rest of our operations. The decrease in circulation revenues was primarily due to temporary declines in circulation volume at certain of our southern California newspapers as a result of our strategy to replace higher churn, short-term circulation orders with more profitable, long-term circulation. This strategy has produced both short-term and long-term circulation expense savings but at times may decrease circulation volumes in the short-term. In an effort to grow circulation revenues, the majority of our southern California newspapers also implemented single copy and home delivery price increases in the fourth quarter of fiscal year 2001. In addition to the changes described above, revenue from our Internet operations in fiscal 2001 increased $3.2 million as compared to fiscal year 2000.

Cost of Sales

     Cost of sales decreased $27.0 million or 7.9% in fiscal year 2001 compared to fiscal year 2000. The aforementioned acquisition and disposition transactions in fiscal year 2001 and 2000 and the Denver JOA had the net impact of decreasing cost of sales by $28.1 million for the year ended June 30, 2001 as compared to the year ended June 30, 2000. Cost of sales, excluding these transactions increased $1.1 million or 0.5%. The majority of this increase in cost of sales was caused by newsprint price increases during fiscal year 2001. On an existing newspapers basis, our fiscal year 2001 newsprint consumption declined by approximately 6.3% as compared to fiscal year 2000, while the average cost per metric ton of newsprint consumed during these same periods increased approximately 12.0%.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expenses decreased $38.9 million or 9.2% in fiscal year 2001 as compared to fiscal year 2000. The aforementioned acquisition and disposition transactions in fiscal year 2001 and 2000 and the Denver JOA had the net impact of decreasing SG&A by $42.3 million for the year ended June 30, 2001 as compared to the year ended June 30, 2000. SG&A expenses, excluding these transactions, increased $3.4 million or 1.2%. The increase in SG&A on a existing newspapers basis is primarily the result of increased advertising commissions in the California Newspapers Partnership associated with their substantial advertising revenue growth in the first half of fiscal year 2001 and increased costs associated with the growth experienced in our Internet operations. These cost increases have been partially offset by cost reductions related to the circulation strategy discussed above and cost-cutting measures we put in place in the second half of fiscal year 2001 to reduce expenses.

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

Other (Net) Expense

     Other (net) expense increased approximately $6.4 million in fiscal year 2001 as compared to fiscal year 2000. As mentioned previously, we include in other (net) expense costs, which are considered to be non-recurring charges and those costs not related to

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2001 AND 2000 (continued)

Other (Net) Expense (continued)

ongoing operations. The majority of the increase is due to increases in equity losses from our investment in PowerOne (successor to AdOne), $1.3 million in bank fees and legal costs associated with the $150.0 million term loan entered into in January 2001, and the non-recurring costs associated with the formation of DNA. The DNA expenses were primarily related to transition team payroll and consulting fees related to integration planning in anticipation of the Denver JOA. An additional component of other (net) expense is the ongoing accretion of the cost to repurchase an option held by a third party to acquire one of our newspapers. The holder of the option can exercise the option beginning in January 2003 and may hold the option until 2010.

Equity Income in Unconsolidated JOAs

     Equity income in unconsolidated JOAs represents our pro-rata share of the net income from our unconsolidated JOA operations, which as of June 30, 2001 includes Charleston Newspapers, the Denver Newspaper Agency, and the Newspaper Agency Corporation (“NAC”) in Salt Lake City. The $7.7 million increase in equity income in unconsolidated JOAs in fiscal year 2001 compared to fiscal year 2000 is due primarily to the January 23, 2001 formation of DNA and the January 2, 2001 acquisition of our interest in NAC. The increase associated with the addition of DNA and NAC were partially offset by a decrease in the results of operations of Charleston Newspapers in fiscal year 2001 compared to fiscal year 2000 caused by the advertising slowdown in the second half of the year.

EBITDA and EBITDA Available to Company

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

     As mentioned previously, EBITDA Available to Company is not a measure of performance recognized under GAAP. However, we believe it is an indicator and measurement of our leverage capacity and debt service ability. EBITDA Available to Company is calculated by: (i) reducing EBITDA by the minority’s interest in the EBITDA generated from the California Newspapers Partnership, York Newspaper Company, and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries; and (ii) increasing EBITDA by our combined proportionate share of the EBITDA generated by our unconsolidated JOAs, in Denver, Salt Lake City, and Charleston.

Net Income

     In addition to the year over year changes described above, net income was impacted by the $23.6 million gain recognized on sale of Council Bluffs, the $46.7 million gain resulting from the payment from Scripps and the $4.6 million gain on the sale of Lompoc, net of minority interest. In fiscal year 2000, we recognized gains on sales of newspaper properties of approximately $116.3 million and a $1.5 million loss on the sale of land and buildings in California Newspapers Partnership (“CNP”).

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of liquidity are existing cash and other working capital, cash flow provided from operating activities, distributions from JOAs and partnerships and the borrowing capacity under our credit facility. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. We, from time to time, increase our newsprint inventories in anticipation of price increases. We are currently building newsprint inventories to take advantage of the current low prices since the majority of the major newsprint suppliers announced a $50 per metric ton price increase for August 2002 deliveries. In general, our receivables have been collected on a timely basis.

LIQUIDITY AND CAPITAL RESOURCES (continued)

June 30, 2002 Compared to June 30, 2001

     Net cash flows from operating activities were approximately $57.6 million and $43.7 million for fiscal years ended June 30, 2002 and 2001, respectively. The $13.9 million increase in cash flows from operating activities was primarily the result of a $29.8 million dollar change in operating assets and liabilities, partially offset by a $25.9 million decrease in EBITDA, in fiscal year 2002 compared to the prior year. Also contributing to the change was a $10.9 million decrease in cash tax expense. The decrease in EBITDA related to the Denver JOA has shifted in part to investing activities as net distributions from unconsolidated JOAs.

     Net cash flows from investing activities were $34.4 million and ($307.5) million for fiscal years ended June 30, 2002 and 2001, respectively. The $341.9 million change was primarily the result of our spending $385.1 million on acquisitions, net of proceeds from dispositions, and the $60.0 million payment from E. W. Scripps Company (“Scripps”) in fiscal year 2001 for Scripps to obtain its 50% interest in DNA. In fiscal year 2002, we had no significant acquisitions or dispositions. Also contributing to the increase in cash from investing activities was an $8.0 million increase in net distributions from unconsolidated JOAs.

     Net cash flows from financing activities were ($97.2) million and $126.4 million for fiscal years ended June 30, 2002 and 2001, respectively. The increase is attributable to a $219.9 million decrease in our net borrowings during fiscal year 2002, compared to fiscal year 2001, primarily associated with our 2001 acquisitions activity. Cash on hand, asset sales and the $60.0 million Scripps payment helped reduce borrowings related to the acquisition activity. In fiscal year 2002, we had a net debt paydown of $53.7 million.

Capital Expenditures

     Our capital expenditure plan for fiscal year 2003 for wholly owned subsidiaries (not including business acquisitions) provides for capital expenditures for improvements of approximately $7.3 million and other capital projects totaling approximately $8.3 million. Our share of capital expenditures planned for both maintenance and other capital projects in fiscal year 2003 for non-wholly owned subsidiaries is approximately $5.3 million; the majority of these expenditures are for improvements at DNA and the California Newspapers Partnership. Non-maintenance expenditures planned during fiscal 2003 include the consolidation of Las Cruces and Alamogordo press and mailroom operations, and building projects in Las Cruces and Graham, which include increasing press capacity and production facilities. Significant improvements in the Farmington press and production machinery and equipment are also planned. Carryover expenditures from the prior year are approximately $10.0 million and are primarily for a new printing plant to consolidate certain printing in New England. Our total expected capital expenditures for wholly owned subsidiaries, plus our share of partnerships and JOAs, is $30.9 million, including the carryover expenditures from the prior year. Management will review the capital expenditure plan throughout the year and will modify it as required to meet our current business needs. Capital expenditures related to these projects are expected to be funded either through available cash or borrowings under our bank credit facility.

Liquidity

     Based upon current and expected future operating results, we believe that we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. In addition to cash flows from operations, we have approximately $134.8 million available under our bank credit facility, which should be more than sufficient to fund unanticipated needs.

     The holder of an option to purchase one of our newspapers has the right to cancel the option and require us to purchase the option and redeem a related note payable after January 31, 2003. The current amount accrued at June 30, 2002 to repurchase the option and redeem the related note is $71.9 million. Should the option purchase and note redemption be required, it will likely be funded from borrowings under our existing bank credit agreement.

     Through Kearns-Tribune, LLC, we have a 6.0% interest in Ponderay Newsprint Company (“Ponderay”). As a result of our interest in Ponderay, we also are guarantors for 6.0% of approximately $125.0 million owed by Ponderay and due on April 12, 2006. While we have guaranteed the debt, we do not currently expect any payments to be made in conjunction with the guarantee.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     We have commitments under operating leases, which are as follows at June 30, 2002 (in thousands):

2003	$3,864
2004	3,332
2005	3,206
2006	3,003
2007	2,808
Thereafter	4,955

$21,168

     Additionally, our share of long-term debt of unconsolidated JOAs is approximately $4.0 million at June 30, 2002.

     We may, from time to time, consider strategic or targeted newspaper acquisitions and dispositions. In the event an acquisition opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to us to the extent current resources are insufficient.

Near Term Outlook

Newsprint Prices

     To minimize the influence of newsprint price fluctuations, we periodically enter into fixed price newsprint contracts and newsprint swap agreements. In December 2001, a counterparty to one of our newsprint swap agreements declared bankruptcy. As a result, we terminated the related swap agreement on February 5, 2002. The decline in the market rates of newsprint and changes in the associated long-term pricing curves used by analysts to value our newsprint swap agreements has caused the value of our remaining newsprint swap agreement to decrease since June 30, 2001. The decline has been recorded as a component of other comprehensive income in fiscal year 2002.

     During fiscal year 2002, we saw the market price for newsprint steadily decline as daily newspapers’ consumption continued to decline throughout the period as a result of the soft economy. North American newsprint suppliers continue to take downtime in an attempt to more closely match supply with the declining demand from newspaper publishers. Despite an announced price increase for August 2002 of $50 a metric ton for 30 pound newsprint, the August 2002 RISI (Resource Information Systems, Inc.) price index for 30 pound newsprint was $455 per metric ton compared to $435 in July 2002. Additionally, large buyers of newsprint are currently reporting spot market purchases of newsprint at prices below $425 per metric ton from domestic and foreign suppliers. As a result, we expect to continue to benefit at least in the short-term from the low newsprint prices. However, the low market price for newsprint has been and will continue to be partially offset by our fixed price newsprint contract and newsprint swap, which at June 30, 2002 are in excess of the market price. Currently, the weighted average price for our newsprint under both our fixed price agreement and the newsprint swap agreement is approximately $611 per metric ton. Less than 15% of our annual consumption, including our pro-rata share of JOAs, is subject to fixed price or swap agreements, all of which is used in our JOA operations. We anticipate the fiscal year 2003 average market price will be $475 per metric ton compared to our fiscal year 2002 average price per metric ton of $504.

Recently Issued Accounting Standards

     In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. We expect to adopt SFAS No. 144 as of July 1, 2002, and while we have not yet determined the effect, if any, the adoption of SFAS No. 144 will have on our financial position and results of operations, we do not expect adoption of the pronouncement will have a material impact on our financial position.

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). This statement provides guidance on the classification of gains and losses from the extinguishments of debt and on the accounting for certain specified lease transactions. While we have not yet

Recently Issued Accounting Standards (continued)

determined the effect, if any, the adoption of SFAS No. 145 will have on our financial position and results of operations as it relates to the rescission of Statement No. 4 (effective in fiscal years beginning after May 15, 2002) or the rescission of Statement No. 13 (effective for transactions occurring after May 15, 2002), we do not expect adoption of the pronouncement as it relates to these rescissions will have a material impact on our financial position. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002 and, based on our evaluation, do not have any impact on our financial position or results of operations.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring (“EITF 94-3”). SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We will apply the statement accordingly.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

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

     We periodically enter into interest rate swap agreements to reduce our exposure to the uncertainty of short-term interest rate fluctuations associated with our bank debt. Interest rate swap agreements on our variable rate debt are designated with a notional principal balance and generally have terms of 90 days. The amounts reflected in the table below represent the interest rate swap that we were committed to as of June 30, 2002, which terminates effective October 2, 2002.

     On February 28, 2002, we entered into several interest rate swaps on a portion of our fixed-rate debt, swapping the fixed-rate interest payments for a variable-rate interest payment. We entered into these swaps in order to mitigate the effects of a protracted and slow economic recovery and to take advantage of the current low interest rates. The amounts reflected in the table below represent the interest rate swaps that we are committed to as of June 30, 2002, all of which expire either in January or July 2004. In August 2002, we terminated two of these interest rate swaps, reducing the total notional amount to $150.0 million. As a result of monetizing these two interest rate swaps, we received $2.2 million in cash and realized a gain of $2.0 million, of which $1.1 million was recorded as a gain at June 30, 2002, due to the mark to market accounting for these swaps. We also recorded an offset of $0.2 million to interest expense from the net settlement in fiscal year 2003.

Interest Rate Sensitivity
Principal or Notional Amount by Expected Maturity
Average Interest or Swap Rate
Year Ended June 30,
(Dollars in thousands)

								Fair Value
	2003	2004	2005	2006	2007	Thereafter	Total	2002

Liabilities
Long-Term Debt including Current Portion

Fixed Rate	—	—	—	—	—	$500,000	$500,000	$490,500
Average Interest Rate	9.03%	9.03%	9.03%	9.03%	9.03%	9.03%

Variable Rate	—	$59,150	$137,500	$141,250	$22,500	—	$360,400	$360,400
Average Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	—

Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps on Variable Rate Debt
Notional Amount	$75,000	—	—	—	—	—	$75,000	$(380)
Average pay rate	3.85%	—	—	—	—	—
Average receive rate	1.875%	—	—	—	—	—

Interest Rate Swaps on Fixed Rate Debt
Notional Amount	—	$250,000	—	—	—	—	$250,000	$2,951
Average pay rate	1.949%	1.949%	—	—	—	—
Average receive rate	3.5%	3.5%	—	—	—	—

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-Looking Statements contained herein and elsewhere in this report are based on current expectations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” “believe,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated and should be viewed with caution. Potential risks and uncertainties that could adversely affect our ability to obtain these results, and in most instances are beyond our control, include, without limitation, the following factors: (a) increased consolidation among major retailers, bankruptcy or other events that may adversely affect business operations of major customers and depress the level of local and national advertising, (b) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising, (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors, (d) increases in newsprint costs over the level anticipated, (e) labor disputes which may cause revenue declines or increased labor costs, (f) acquisitions of new businesses or dispositions of existing businesses, (g) costs or difficulties related to the integration of businesses acquired by us may be greater than expected, (h) increases in interest or financing costs, (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet and (j) other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

Item 8. Financial Statements and Supplementary Data

     The response to this item is filed as a separate part of this report (see page 40).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Set forth below are the names, ages and titles, and a brief account of the business experience of each person who is a director, executive officer or other significant employee of ours.

NAME	AGE	TITLE

Richard B. Scudder	89	Chairman of the Board and Director
William Dean Singleton	51	Vice Chairman and Chief Executive Officer and Director
Joseph J. Lodovic, IV	41	President
Gerald E. Grilly	55	Executive Vice President and Chief Operating Officer
Anthony F. Tierno	57	Senior Vice President Operations
Ronald A. Mayo	41	Vice President and Chief Financial Officer
Michael C. Bush	47	Vice President Operations
James L. McDougald	49	Treasurer
Michael J. Koren	35	Vice President and Controller
Jean Scudder	48	Director
Howell E. Begle, Jr.	58	Director

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

     William Dean Singleton has served as Vice Chairman and Chief Executive Officer and a Director of MediaNews since 1985. He is also the Publisher of The Denver Post effective February 2001 and the Publisher of The Salt Lake Tribune effective August 2002.

     Joseph J. Lodovic, IV, has served as President of MediaNews since February 2001. Prior thereto, he served as Executive Vice President and Chief Financial Officer from 1993 to February 2001. Mr. Lodovic has been with MediaNews since 1987.

     Gerald E. Grilly has served as Executive Vice President and Chief Operating Officer of MediaNews since February 2001. Prior thereto he served as President, Publisher and Chief Executive Officer of The Denver Post Corporation from November 1998 to February 2001. Mr. Grilly was President of McClatchy Company’s The Newspaper Network from 1993 to October 1998.

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

     James L. McDougald has served as Treasurer since September 1994. Prior thereto, he was Controller for MediaNews from 1988 to 1994.

     Michael J. Koren has served as Vice President and Controller since July 2001. From 1991 to 2001, Mr. Koren was employed by Ernst & Young LLP, most recently as a Senior Manager.

     Jean Scudder has served as a Director of MediaNews since July 1998. Ms. Scudder is the daughter of Richard B. Scudder.

Item 10. Directors and Executive Officers of the Registrant (continued)

Business Experience (continued)

     Howell E. Begle, Jr. has served as a Director of MediaNews since November 1996. Mr. Begle is of Counsel to Verner, Liipfert, Bernhard, McPherson and Hand, chartered, which law firm is counsel of MediaNews and its affiliates.

Item 11. Executive Compensation

     The following table sets forth the cash compensation paid or payable to Mr. Singleton and each of the other four most highly compensated executive officers whose direct or allocated cash compensation exceeded $100,000 for services rendered to the Company in fiscal year 2002. The Company does not have long-term compensation or stock option plans for its executives or employees.

		Annual Compensation		All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation

William Dean Singleton (a)	2002	$810,000	$150,000	$41,302
Vice Chairman,	2001	790,500	200,000	38,822
Chief Executive Officer	2000	748,500	350,000	50,566

	2002	$534,000	$150,000	$4,900
Joseph J. Lodovic IV (a), (b)	2001	519,300	200,000	9,152
President	2000	489,800	450,000	9,188

Gerald E. Grilly (c)	2002	$500,000	$132,500	$1,497
Executive Vice President &	2001	470,937	631,250	18,766
Chief Operating Officer

Anthony F. Tierno	2002	$300,000	$40,000	$9,971
Senior Vice President	2001	375,000	100,000	13,101
Operations	2000	350,000	150,000	12,215

	2002	$193,317	$151,588	$12,843
Michael C. Bush	2001	190,700	20,000	6,950
Vice President Operations	2000	180,000	22,500	10,100

(a)	In fiscal year 2000 and 2002, these officers also received significant compensation that was charged to other affiliates that does not appear here as compensation.

(b)	Mr. Lodovic’s fiscal year 2000 bonus includes a bonus earned in accordance with his employment agreement discussed below and a bonus that was earned as of December 1999, under a plan that was in effect prior to his employment agreement. Subsequent future bonuses were earned in accordance with the employment agreement.

(c)	Prior to February 2001, Mr. Grilly was not an officer of MediaNews. Mr. Grilly’s compensation in fiscal year 2001 includes compensation earned as MediaNews’ Executive Vice President and Chief Operating Officer and prior to that appointment, the compensation he earned as President, Publisher, and Chief Executive Officer of The Denver Post Corporation, including a one-time bonus associated with the Denver JOA in the amount of $450,000.

Employment and Other Agreements

     None of our executive officers have an employment agreement with us except Messrs. Singleton and Lodovic. Under the terms of Mr. Singleton’s Employment Agreement, which was amended and renewed effective March 15, 2000 (“Mr. Singleton’s Employment Agreement”), Mr. Singleton is currently entitled to receive cash compensation at an annual rate of not less than $812,000, subject to annual adjustment of not less than 5% by the Board of Directors. In addition, Mr. Singleton is entitled to receive a bonus of up to $200,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such fiscal year. Other discretionary bonuses may be paid which are not part of his Employment Agreement, if approved by the Board of Directors. Mr. Singleton’s employment agreement expires on December 31, 2009, but will be automatically renewed for successive one-year terms unless Mr. Singleton gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. Mr. Singleton’s Employment Agreement contains a five-year non-compete covenant for all counties and geographical areas in which

Item 11. Executive Compensation (continued)

Employment and Other Agreements (continued)

newspapers are owned or circulated by us or our subsidiaries (currently or in the future). Since 1996, the Company has advanced a total of $1.4 million to the Singleton Irrevocable Trust (further discussed under Item 12. Security Ownership and Management) to fund premiums on cash surrender life insurance policies covering Mr. Singleton and his wife. The advance is recorded in other long-term assets. Advances will be repaid when the policy is surrendered. No interest is charged to Mr. Singleton on these advances. The cash surrender value life insurance policies were originally purchased in order to mitigate the impact of estate taxes that may be due on the Company stock held in the Singleton Revocable Trust as a result of the death of Mr. Singleton and his wife and the resulting need for the Company to repurchase such shares to provide liquidity in the trust. Mr. Singleton and the Company will continue to evaluate the need for this insurance coverage and the funding by the Company, as a result of recent changes in estate tax laws and the law governing loans and advances to corporate executives. Mr. Lodovic’s Employment Agreement with us was entered into effective March 15, 2000. Mr. Lodovic is currently entitled to receive cash compensation at an annual rate of not less than $534,000, subject to annual adjustment of not less than 5% by the Board of Directors. In addition, Mr. Lodovic is also entitled to receive a bonus of up to $200,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such year. Other discretionary bonuses may also be paid which are not part of his employment agreement, if approved by the Board of Directors. Mr. Lodovic’s employment agreement expires by its terms on December 31, 2009. Mr. Lodovic’s Employment Agreement entitles him to participate in any stock options, stock ownership or similar plan, which we may adopt in the future relative to any of our executives. It also entitles Mr. Lodovic, upon termination of his employment under certain circumstances, to put to us at a price not to exceed 100% of the then fair market value all shares of any class of equity securities, which he owns. The price payable under the put is equal to a percentage of fair market value, which increases up to 100% on December 31, 2009. We also have a call under Mr. Lodovic’s Employment Agreement to acquire such shares, upon termination of his employment under certain circumstances, at a price not to exceed 100% of their then fair market value. Neither the put nor the call can be exercised if it causes a default under any credit agreement existing at that time. Nor can any stock be put until our leverage ratio, as defined, is below 3:1.

Compensation Committee Interlocks and Insider Participation

     Decisions regarding annual compensation of executives other than Messrs. Singleton and Lodovic are made by Mr. Singleton and Mr. Lodovic. In addition, our Board of Directors is responsible for approving Mr. Singleton’s and Mr. Lodovic’s Employment Agreements, including their compensation. The Board of Directors of MediaNews does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The authorized capital stock of MediaNews consists of 3,000,000 shares of Class A common stock, $.001 par value, 2,314,346 shares of which are issued of which 2,298,346 are outstanding and 16,000 are held in treasury (collectively the “MediaNews Common Stock”); we have not declared or paid any cash dividends on our common stock in the past and do not intend to do so in the foreseeable future. Our long-term debt agreements limit our ability to pay such dividends.

     The following table sets forth the number and percentage of shares of MediaNews Common Stock currently issued and outstanding and beneficially owned by (i) each person known to us to be the beneficial owner of more than 5.0% of any class of our equity securities; (ii) each executive officer is defined in Item 402(a)(3) of Section 229.402(a)(3) of Regulations S-K; and (iii) all directors and executive officers of MediaNews as a group.

	Amount and Nature of	Percentage of
	Beneficial Ownership (a)	Ownership of
	Class A Common Stock	Class A Common Stock

William Dean Singleton (c), (l), (m)	254,859.00	11.09%
Howell E. Begle, Jr. (b), (d), (l)	786,426.50	34.22%
Patricia Robinson (e)	786,426.50	34.22%
Joseph J. Lodovic, IV (f)	58,199.00	2.53%
Jean L. Scudder (g), (k)	384,065.12	16.71%
Charles Scudder (h), (k)	260,321.37	11.32%
Elizabeth A. Difani (h), (i), (k)	219,073.45	9.53%
Carolyn Miller (h), (j), (k)	177,825.56	7.74%
All directors and executives as a group (n)	2,140,770.00	93.14%

(footnotes on following page)

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

(footnotes from preceding page)

(a)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by footnote, the persons named in the tables above have sole voting and investment power with respect to all shares of capital stock indicated as beneficially owned by them.

(b)	The address of each such person is: c/o Howell E. Begle, Jr., Trustee, 901 15th Street, N.W., Suite 700, Washington, D.C. 20005. Mr. Begle is Of Counsel to the law firm of Verner, Liipfert, Bernhard, McPherson and Hand, Chartered, which law firm is counsel to us.

(c)	These shares are held by a revocable trust for the benefit of the children of Mr. Singleton (the “Singleton Family Revocable Trust”), for which trust Mr. Begle and Mr. Singleton are trustees.

(d)	Includes all shares for which Mr. Begle has sole voting power under the Singleton Family Voting Trust Agreement for MediaNews (the “Singleton Family Voting Trust Agreement for MediaNews”) and shared investment power, as a trustee for an irrevocable trust for the benefit of Mr. Singleton’s children (the “Singleton Irrevocable Trust”). Also includes all shares of common stock held by the Singleton Family Revocable Trust for which Mr. Begle is a trustee.

(e)	These shares are held by the Singleton Irrevocable Trust for which Ms. Robinson serves as a trustee and as to which she has shared investment power. Ms. Robinson is Mr. Singleton’s sister.

(f)	Legal ownership of 50% of such shares is held by the Singleton Family Voting Trust. Legal ownership of the remaining 50% of such shares is held by the Scudder Family Voting Trust.

(g)	Includes 123,743.75 shares of common stock held by a trust for the benefit of two of Ms. Scudder’s nephews, for which trust Ms. Scudder serves as the sole trustee. Also includes 74,504 shares of common stock held for the benefit of Ms. Scudder’s son, Benjamin Fulmer, for which Ms. Scudder also serves as the sole trustee. Does not include the shares held by Charles Scudder, Elizabeth Difani, as trustee and/or custodian for certain of her minor children, or Carolyn Miller, as trustee and/or custodian for certain of her minor children, with respect to which Ms. Scudder has sole voting power pursuant to the Scudder Family Voting Trust Agreement for MediaNews (the “Scudder Family Voting Trust Agreement”).

(h)	Sole voting power with respect to these shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

(i)	Ms. Difani holds 132,299.67 shares as trustee and/or custodian for certain of her minor children. Sole voting power with respect to all 219,073.45 shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

(j)	Ms. Miller holds 118,550.37 shares as trustee and/or custodian for certain of her minor children. Sole voting power with respect to all 177,825.56 shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

(k)	The address of each person is: c/o Jean L. Scudder, 193 Old Kents Hill Road, Readfield, Maine 04355.

(l)	Indicates shared voting power.

(m)	Indicates shared investment power.

(n)	No directors or officers of MediaNews beneficially own any shares in MediaNews except Mr. Singleton, Ms. Scudder, Mr. Begle, Ms. Robinson and Mr. Lodovic.

Scudder Family Voting Trust Agreement for MediaNews

     The children of Richard B. Scudder, Charles A. Scudder, Carolyn S. Miller, Elizabeth H. Difani and Jean L. Scudder, respectively, and Joseph J. Lodovic, IV have entered into the Scudder Family Voting Trust Agreement for MediaNews (the “Scudder Family Voting Trust”) in accordance with which all shares of Class A Common Stock of MediaNews held by Charles Scudder, Carolyn Miller, Elizabeth A. Difani, Jean L. Scudder and 50% of those shares held by Joseph J. Lodovic, IV, were transferred to the Scudder Family Voting Trust for MediaNews. Under the Scudder Family Voting Trust for MediaNews, Jean L. Scudder (the “Scudder Trustee”) exercises all voting rights (subject to the consent of shareholders holding 50% of the common stock held by the Scudder Family Voting Trust for MediaNews on such matters as election of directors, mergers, dissolution or reorganization of MediaNews, sale, exchange or pledge of all or substantially all of the assets of MediaNews and acquisition or divestiture by MediaNews of any newspaper venture) and substantially all other rights to which such shareholders would otherwise be entitled until January 31, 2010, subject to extension by written agreement of one or more beneficiaries of the Scudder Family Voting Trust Agreement for MediaNews and the Scudder Trustee.

Singleton Family Voting Trust Agreement for MediaNews

     The Singleton Irrevocable Trust, the Singleton Family Revocable Trust and Joseph J. Lodovic, IV have entered into the Singleton Family Voting Trust Agreement for MediaNews (the “Singleton Family Voting Trust Agreement for MediaNews”) in accordance with which all shares of Class A common stock of MediaNews held by the Singleton Irrevocable Trust and the remaining 50% of those shares held by Joseph J. Lodovic, IV were transferred to the Singleton Family Voting Trust for MediaNews and the shares of Class A common

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

Singleton Family Voting Trust Agreement for MediaNews (continued)

stock of the Company held by the Singleton Revocable Trust will be transferred to the Singleton Family Voting Trust for MediaNews upon the death or incapacity of Mr. Singleton. Under the Singleton Family Voting Trust Agreement for MediaNews, the Singleton Trustees exercise all voting and substantially all other rights to which such shareholders would otherwise be entitled until January 31, 2010, subject to extension by written agreement of one or more beneficiaries of the Singleton Family Voting Trust Agreement for MediaNews.

     The Singleton Revocable Trust, the Singleton Family Voting Trust for MediaNews, the Scudder Family Voting Trust for MediaNews, certain of the beneficiaries of such trusts, Joseph J. Lodovic, IV and MediaNews entered into a Shareholders’ Agreement (the “MediaNews Shareholders’ Agreement”) which provides, among other things, that action by the Board of Directors with respect to such matters as the declaration of dividends, redemption of capital stock, certain capital expenditures, mergers or consolidation, and incurring indebtedness requires the unanimous approval of all Directors then serving on the Board of Directors or approval by the holders of 75% of the shares of common stock entitled to vote on such matters.

MediaNews Shareholders’ Agreement

     The MediaNews Shareholders’ Agreement also provides that until the earlier of (i) the date on which none of our 8 3/4% Senior Subordinated Notes due October 1, 2009 or its 8 5/8% Senior Subordinated Notes due July 1, 2011 are outstanding, or (ii) when MediaNews Leverage Ratio is less than 3:1, no shareholder may sell, transfer, pledge or otherwise encumber their shares, nor their interest in their shares, of MediaNews common stock to any third party, except certain permitted transfers to family members and other shareholders, without the consent of all the shareholders of MediaNews or unless all shares of MediaNews common stock then outstanding are sold in a single transaction or a contemplated sale to a third party. If any shareholder desires to sell or transfer his shares to MediaNews or the other shareholders without an identified third party buyer, then such shareholder may offer to sell his shares to MediaNews at fair market value determined by appraisal, or if MediaNews declines to purchase such shares, such shareholder may offer to sell his shares to MediaNews at fair market value determined by appraisal, or if MediaNews declines to purchase such shares, such shareholder may offer to sell his shares to the remaining shareholders at fair market value.

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

Item 14. Certain Relationships and Related Transactions

     We currently have in place systems relating to internal controls and procedures with respect to our financial information. Our management periodically reviews and evaluates these internal control systems with our independent accountants. We have completed such a review and evaluation in connection with the preparation of this Form 10-K. We have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements

1.	The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Auditors is filed as a part of this Report (see page 40).

2.	Financial Statement Schedule

The list of financial statement schedule contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Auditors is filed as part of the Report (see page 40).

3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as a part of this annual report. (See page 40).

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed in the fourth quarter of fiscal year 2002.

MEDIANEWS GROUP, INC.
ITEMS 8, and 15(a) (1) AND (2)

Index to Consolidated Financial Statements and Schedule
Covered by Report of Independent Auditors

     The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 15(a)(1) are listed below:

     The following financial statement schedule of the registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

Schedule II Valuation and Qualifying Accounts	74

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
MediaNews Group, Inc.

     We have audited the accompanying consolidated balance sheets of MediaNews Group, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaNews Group, Inc. and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

September 9, 2002 Denver, Colorado	/S/Ernst & Young LLP Ernst & Young LLP

MEDIANEWS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,

ASSETS	2002	2001

	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$2,029	$7,149
Trade accounts receivable, less allowance for doubtful accounts of $10,669 at June 30, 2002 and $10,923 at June 30, 2001	74,013	76,916
Other receivables	4,995	10,269
Inventories of newsprint and supplies	10,205	14,554
Prepaid expenses and other assets	7,760	5,354
Income taxes receivable	6,137	6,539

TOTAL CURRENT ASSETS	105,139	120,781

PROPERTY, PLANT AND EQUIPMENT
Land	37,225	36,779
Buildings and improvements	103,915	103,237
Machinery and equipment	306,630	299,155

TOTAL PROPERTY, PLANT AND EQUIPMENT	447,770	439,171
Less accumulated depreciation and amortization	144,418	117,765

NET PROPERTY, PLANT AND EQUIPMENT	303,352	321,406

OTHER ASSETS
Investment in unconsolidated JOAs	244,549	230,390
Subscriber accounts, less accumulated amortization of $112,587 at June 30, 2002 and $92,292 at June 30, 2001	98,311	117,971
Excess of cost over fair value of net assets acquired	382,872	383,813
Newspaper mastheads	145,282	143,671
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $33,556 at June 30, 2002 and $30,106 at June 30, 2001	4,480	7,501
Net pension assets	12,864	38,886
Other	26,335	22,465

TOTAL OTHER ASSETS	914,693	944,697

TOTAL ASSETS	$1,323,184	$1,386,884

See notes to consolidated financial statements

	June 30,

LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

	(In thousands, except share data)
CURRENT LIABILITIES
Trade accounts payable	$12,417	$16,027
Accrued employee compensation	24,174	23,272
Accrued interest	17,110	19,904
Other accrued liabilities	24,048	19,892
Unearned income	21,085	22,886
Current portion of long-term debt and obligations under capital leases	7,707	9,078

TOTAL CURRENT LIABILITIES	106,541	111,059

OBLIGATIONS UNDER CAPITAL LEASES	7,001	7,148

LONG-TERM DEBT	942,382	992,247

OTHER LIABILITIES	30,462	23,906

DEFERRED INCOME TAXES	56,290	63,308

MINORITY INTEREST	156,007	166,479
SHAREHOLDERS’ EQUITY
Common stock, par value $.001 per share; 3,000,000 shares authorized; 2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	3,631	3,631
Accumulated other comprehensive loss, net of taxes:
Unrealized loss on hedging activities	(6,481)	(3,429)
Minimum pension liability	(7,549)	—
Retained earnings	36,898	24,533
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	24,501	22,737

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,323,184	$1,386,884

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,

	2002	2001	2000

	(In thousands, except share and per share data)
REVENUES
Advertising	$536,314	$673,737	$769,976
Circulation	138,844	144,292	148,194
Other	36,502	34,971	28,936

TOTAL REVENUES	711,660	853,000	947,106

COSTS AND EXPENSES
Cost of sales	250,369	312,664	339,660
Selling, general and administrative	329,974	383,108	421,981
Depreciation and amortization	49,893	64,480	62,438
Interest expense	75,302	82,241	75,758
Other (net)	14,098	14,908	8,478

TOTAL COSTS AND EXPENSES	719,636	857,401	908,315

EQUITY INCOME IN UNCONSOLIDATED JOAS	50,077	10,344	2,656

GAIN ON SALE OF NEWSPAPER PROPERTIES	—	74,255	117,621

MINORITY INTEREST	(32,218)	(40,927)	(34,092)

INCOME BEFORE INCOME TAXES	9,883	39,271	124,976

INCOME TAX BENEFIT (EXPENSE)	2,482	(14,044)	5,407

NET INCOME	$12,365	$25,227	$130,383

NET INCOME PER COMMON SHARE:
Net income per common share	$5.38	$10.98	$56.40

Weighted average number of shares outstanding	2,298,346	2,298,346	2,311,679

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

			Accumulated
			Other	Retained	Common	Total
	Common	Additional	Comprehensive	Earnings	Stock in	Shareholders'
	Stock	Paid-In Capital	Loss	(Deficit)	Treasury	Equity (Deficit)

	(In thousands)

BALANCE AT JUNE 30, 1999	$1	$—	$—	$(150,902)	$—	$(150,901)
Garden State merger with MediaNews	1	3,631	—	19,825	—	23,457
Treasury stock	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	130,383	—	130,383

BALANCE AT JUNE 30, 2000	2	3,631	—	(694)	(2,000)	939
Comprehensive income:
Cumulative effect of change in accounting principle, net of tax benefit of $445	—	—	(655)	—	—	(655)
Unrealized loss on hedging activities, net of tax benefit of $1,889	—	—	(2,774)	—	—	(2,774)
Net income	—	—	—	25,227	—	25,227

Comprehensive income						21,798

BALANCE AT JUNE 30, 2001	2	3,631	(3,429)	24,533	(2,000)	22,737
Comprehensive income:
Unrealized loss on hedging activities, net of tax benefit of $2,695	—	—	(3,280)	—	—	(3,280)
Unrealized loss on hedging activities, reclassified to earnings, net of tax expense of $174	—	—	228	—	—	228
Minimum pension liability adjustment, net of tax benefit of $5,466	—	—	(7,549)	—	—	(7,549)
Net income	—	—	—	12,365	—	12,365

Comprehensive income						1,764

BALANCE AT JUNE 30, 2002	$2	$3,631	$(14,030)	$36,898	$(2,000)	$24,501

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended June 30,

	2002	2001	2000

		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,365	$25,227	$130,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,352	31,365	33,497
Amortization	23,541	33,115	28,941
Net gain on sale of newspaper assets	(398)	(74,125)	(116,839)
Provision for losses on accounts receivable	10,213	10,916	10,859
Amortization of debt discount	2,645	3,255	3,811
Minority interest	32,218	40,927	34,092
Equity income in unconsolidated JOAs	(50,077)	(10,344)	(2,656)
Equity (income) loss from non-JOA investments	(435)	1,340	1,390
Deferred income tax (benefit) expense	1,178	12,467	(12,299)
Change in defined benefit plan assets	1,172	(5,948)	(2,802)
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	402	—	—
Gain on interest rate swaps	(2,951)	—	—
Change in operating assets and liabilities:
Accounts receivable	(4,161)	(5,497)	(16,277)
Inventories	4,349	(4,876)	(203)
Prepaid expenses and other assets	(433)	1,393	1,100
Accounts payable and accrued liabilities	(873)	(21,956)	(1,315)
Unearned income	587	(4,714)	(2,689)
Change in other assets and liabilities, net	1,898	11,133	7,411

NET CASH FLOWS FROM OPERATING ACTIVITIES	57,592	43,678	96,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from unconsolidated JOAs	58,449	38,070	3,900
Investment in unconsolidated JOAs	(12,416)	—	—
Distribution from non-JOA investments	1,448	—	657
Investment in non-JOA investments	(2,280)	(914)	(880)
Sale of newspapers and other assets	3,840	100,266	153,000
Business acquisitions, net of cash acquired	(3,277)	(425,345)	(13,251)
Purchase of machinery and equipment	(11,323)	(19,611)	(25,505)

NET CASH FLOWS FROM INVESTING ACTIVITIES	34,441	(307,534)	117,921

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	66,994	363,851	60,838
Reduction of long-term debt and other liabilities	(120,741)	(197,731)	(94,158)
Distributions paid to minority interest	(43,406)	(39,747)	(39,118)
Repurchase of common stock	—	—	(2,000)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(97,153)	126,373	(74,438)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,120)	(137,483)	139,887

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,149	144,632	4,745

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,029	$7,149	$144,632

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

     On September 1, 1999, Garden State Newspapers, Inc. (“Garden State”) was merged into MediaNews, with MediaNews as the surviving corporation. As a result of the corporate reorganization, MediaNews Group, Inc. (the “Company” or “MediaNews”), formerly known as Affiliated Newspapers Investments, Inc., became the successor issuer to Garden State Newspapers, Inc., pursuant to Rule 15d-5, under the Securities Act of 1933.

     MediaNews (through its subsidiaries) publishes daily and non-daily newspapers serving markets in ten states. The Company also owns four radio stations and one television station.

Note 2: Significant Accounting Policies and Other Matters

     Significant accounting policies for the Company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates. The Company’s accounting for pension and retiree medical benefits requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. The Company’s accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and assumptions on the realization of deferred tax assets.

Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent matters. The Company bases its estimates on historical experience, actuarial studies and other assumptions, as appropriate, concerning the carrying values of its assets and liabilities and disclosure of contingent matters. The Company re-evaluates its estimates on an ongoing basis. Actual results could differ from these estimates.

Principles of Consolidation

     All intercompany accounts have been eliminated.

Reclassification

     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

Joint Operating Agencies

     A joint operating agency performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement (“JOA”). Editorial control and news at each of the individual newspapers, which are a party to a JOA continue to be separate and outside of a joint operating agency. The Company, through its subsidiaries, York Newspapers, Inc., Charleston Publishing Company, Kearns-Tribune, LLC, and beginning January 23, 2001, The Denver Post Corporation, participates in JOAs in York, PA, Charleston, WV, Salt Lake City, UT, and Denver, CO, respectively.

     In July 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-1, Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures (“EITF 00-1”), effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. Prior to adoption of EITF 00-1, the Company accounted for all of its JOA operations using the pro-rata consolidation method. Upon adoption of EITF 00-1, effective June 30, 2000, the Company began accounting for its unconsolidated JOA investments under the equity method. Accordingly, operations of the JOAs the Company does not control are reported as a net amount in the consolidated statement of operations under the financial statement line item “Equity Income in Unconsolidated JOAs.” Equity income in unconsolidated JOAs also includes the amortization of subscriber lists and up until the Company’s July 1, 2001 adoption of SFAS No. 142, Goodwill and Other Intangible Assets (see Goodwill and Other Intangible Assets), the amortization of goodwill created by the original purchase by the Company. The Company’s investments in unconsolidated JOAs are included in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs,” for the JOAs it does not control.

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Significant Accounting Policies and Other Matters (continued)

Joint Operating Agencies (continued)

     While the operating results of the Denver JOA and the Salt Lake City JOA are accounted for under the equity method, the editorial expenses related to the newspapers owned by MediaNews, which are published by these JOAs, continue to be included in the Company’s operating expenses as these expenses are incurred outside of the related JOA. The Charleston JOA, on the other hand, accounts for editorial expenses within the JOA. Accordingly, Charleston editorial expenses are included in “Equity Income in Unconsolidated JOAs” rather than operating expenses. The York JOA results are consolidated but exclude the editorial costs of the York Daily Record, the other newspaper in the York JOA, which is not owned by MediaNews.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

     Inventories, which largely consist of newsprint, are valued at the lower of cost or market. Cost is generally determined using the first-in, first-out method.

Investments

     The Company has made the following strategic investments, which are accounted for under the equity method as the Company does not exercise significant control:

•	PowerOne Media, LLC (successor to AdOne, LLC), a company that provides software tools and hosts classified advertising for daily and weekly newspapers throughout the United States (approximately 6.1% ownership interest);

•	Employment Specialists, LLC, an Internet based employment classified advertising application. We have a commitment to lend $0.7 million to Employment Specialists, LLC as of June 30, 2002 (approximately 40% ownership interest);

•	CIPS Marketing Group, Inc., a total market coverage delivery service in Los Angeles (50% ownership interest).

•	Gallup Independent Company, publisher of the Gallup Independent in Gallup, New Mexico (approximately 38% ownership interest).

•	Ponderay Newsprint Company, a minority investment in a newsprint mill made by Kearns-Tribune, LLC. In addition to our investment, the Company is guarantor for 6.0% of approximately $125.0 million in long-term debt owed by Ponderay and due on April 12, 2006 (6.0% ownership interest).

     These investments are included in the consolidated balance sheet as long-term assets under the caption “Other assets.”

Property, Plant and Equipment

     Property, plant, and equipment are recorded at cost. Buildings and machinery and equipment are depreciated using the straight-line method over the expected useful lives of individual assets. Buildings and improvements are depreciated over the lesser of 40 years or the term of the lease and machinery and equipment is depreciated over 3 to 20 years.

Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which the Company adopted effective July 1, 2001. Under the new standard, excess of cost over fair value of net assets acquired (goodwill) and other indefinite life intangibles are no longer amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their estimated useful lives. Subscriber accounts are amortized using the straight-line method over periods ranging from 6 to 15 years, with a weighted average remaining life based on the dates of acquisitions of approximately 8 years. Other finite identified intangibles are being amortized over periods not exceeding 10 years.

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Significant Accounting Policies and Other Matters (continued)

Goodwill and Other Intangible Assets (continued)

     Results for the year ended June 30, 2002 are presented under SFAS No. 142; however, in accordance with the new standard, the results for the years ended June 30, 2001 and 2000 have not been restated. The following table illustrates what the Company’s reported results would have been had SFAS No. 142 been in effect for the Company’s fiscal years ended June 30:

	2001	2000

	(in thousands, except per share data)
Previously reported net income	$25,227	$130,383
Add back: Goodwill amortization	12,132	9,159
Add back: Masthead amortization	2,646	122

Adjusted net income under SFAS No. 142	$40,005	$139,664

Adjusted net income per share under SFAS No. 142	$17.41	$60.42

     In addition, as required by SFAS No. 142, the Company performed a transition impairment test effective July 1, 2001 and an annual test as of July 1, 2002. There was no impairment of intangible assets as a result of these tests. Another impairment test will be performed July 1, 2003, unless unexpected events or circumstances arise that require the Company to test for impairment sooner.

     Aggregate amortization expense for intangible assets subject to amortization was $25.4 million, $36.0 million and $29.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. Of the aggregate amortization expense for intangible assets subject to amortization, $1.9 million, $2.9 million and $0.8 million for the years ended June 30, 2002, 2001 and 2000, respectively, is included in equity income in unconsolidated JOAs.

     Estimated amortization expense for the next five years is as follows at June 30, 2002 (in thousands):

2003	$19,018
2004	$17,786
2005	$17,631
2006	$15,328
2007	$11,558

Long-Lived Assets

     The carrying value of long-lived assets is reviewed annually. If at any time the facts or circumstances at any of the Company’s individual newspaper or other operations indicate impairment of long-lived asset values as a result of a continual decline in performance or as a result of fundamental changes in a market, a determination is made as to whether the carrying value of the long-lived assets exceeds estimated realizable value. For purposes of this determination, estimated realizable value is evaluated based on values placed on comparable assets, generally based on a multiple of revenue and/or operating profit (before depreciation and amortization). See Recently Issued Accounting Standards for further discussion regarding the impacts of adopting SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Debt Discount

     Debt discount is amortized in a manner that results in a constant rate of interest over the life of the related debt.

Income Taxes

     The Company accounts for income taxes utilizing the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities.

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Significant Accounting Policies and Other Matters (continued)

Advertising Costs

     The Company expenses all advertising costs as incurred. Advertising costs included in the consolidated statement of operations for the fiscal years ended June 30, 2002, 2001 and 2000, were approximately $0.8 million, $3.1 million and $7.4 million, respectively.

Revenue Recognition

     Advertising revenue is recognized when advertisements are published, inserted, aired or displayed. Circulation revenue is recognized when the newspaper is delivered to the customer. Amounts received in advance of the advertisement or newspaper delivery are deferred and recorded on the balance sheet as a current liability.

Disclosures about Segments of an Enterprise and Related Information

     The Company conducts business in one reporting segment and determined its reporting segment based on the individual operations that the chief operating decision maker reviews for purposes of assessing performance and making operating decisions. These individual operations have been aggregated into one segment because the Company believes doing so helps users understand the Company’s performance and assess its prospects. The combined operations have similar economic characteristics and each operation has similar products, services, customers, production processes and distribution methods.

Comprehensive Income

     As of July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the disclosure of comprehensive income, which includes, in addition to net income, other gains and losses, which affect shareholders’ equity, but under generally accepted accounting principles are excluded from net income. While the Company adopted SFAS No. 130 on July 1, 1998, it did not have any items of comprehensive income until it adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), on July 1, 2000. Under SFAS No. 133, the Company’s newsprint and interest rate swap agreements on its variable rate debt are recorded at fair value and changes in the value of such contracts, net of income taxes, are reported in comprehensive income. Also, for the year ended June 30, 2002, comprehensive income includes a minimum pension liability adjustment related to two of the Company’s pension plans. For purposes of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes.

Dividends

     The Company has never paid a dividend on its common stock and does not intend to pay any cash dividends on its common stock in the foreseeable future. In addition, the Company’s long-term debt agreements contain covenants, which among other things, restrict the payment of dividends to the Company’s shareholders.

Employees

     Certain employees of the Company’s newspapers are employed under collective bargaining agreements.

Hedging Activities

     Under SFAS No. 133, the Company’s newsprint and its variable to fixed interest rate swap agreements have been designated as cash flow hedges and are recorded at fair value, and changes in the value of such contracts, net of income taxes, are reported in comprehensive income. The Company’s fixed to variable interest rate swaps do not qualify for hedge accounting. The changes in the fair value of these fixed to variable interest rate swap agreements are recognized in other (net) expense. The net settlements made under the interest rate swap agreements are reflected in operations as an adjustment to interest expense over the term of the related swap. See Note 11 for further discussion. The periodic net settlements made under the newsprint swap agreements are reflected in operations in the period the newsprint is consumed.

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Significant Accounting Policies and Other Matters (continued)

Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of July 1, 2002 and while it has not yet determined the effect, if any, the adoption of SFAS No. 144 will have on the its financial position and results of operations, it does not expect adoption of the pronouncement to have a material impact on the Company’s financial position.

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). This statement provides guidance on the classification of gains and losses from the extinguishments of debt and on the accounting for certain specified lease transactions. While the Company has not yet determined the effect, if any, the adoption of SFAS No. 145 will have on its financial position and results of operations as it relates to the rescission of Statement No. 4 (effective in fiscal years beginning after May 15, 2002) or the rescission of Statement No. 13 (effective for transactions occurring after May 15, 2002), the Company does not expect adoption of the pronouncement as it relates to these rescissions will have a material impact on its financial position. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002 and, based on the Company’s evaluation, does not have any impact on the its financial position or results of operations.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring) (“EITF 94-3”). SFAS No. 146 replaces EITF 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will apply the statement accordingly.

Note 3: Joint Operating Agreements

     Prior to January 23, 2001, the Company consolidated the results of operations of The Denver Post. On January 23, 2001, MediaNews Group and E.W. Scripps Company (“Scripps”), owner of the Rocky Mountain News, completed the formation of the Denver Newspaper Agency (“DNA”). Upon formation of DNA, MediaNews and Scripps each contributed substantially all of their operating assets used in the publication of The Denver Post and the Rocky Mountain News to DNA. In addition to the assets contributed to DNA, Scripps also paid MediaNews $60.0 million to obtain its 50% interest in DNA. The Company recognized a pre-tax gain on the payment from Scripps of approximately $46.7 million, net of expenses. As a result of the Denver JOA, all newspaper functions performed by DNA are accounted for under the equity method beginning January 23, 2001. The Company continues to consolidate the editorial and other non-JOA expenses related to The Denver Post as well as the operations of The Denver Post Corporation’s subsidiary, Eastern Colorado Publishing Company, comprised of several small daily and weekly newspapers.

     On January 2, 2001, MediaNews purchased the stock of Kearns-Tribune, LLC for $200.0 million in cash. Kearns-Tribune, LLC owns the masthead of The Salt Lake Tribune and a 50% interest in the Newspaper Agency Corporation (“NAC”). NAC is operated under the terms of a JOA between Kearns-Tribune, LLC and the Deseret News Publishing Company. Under the terms of this JOA, NAC is responsible for performing all the business functions of The Salt Lake Tribune and the Deseret News, including advertising and circulation sales, production and distribution. News and editorial related to The Salt Lake Tribune are performed separately from NAC and are the sole responsibility of Kearns-Tribune, LLC. While Kearns-Tribune, LLC owns 50% of NAC, net income of NAC is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company. The Company consolidates the operations of Kearns-Tribune, LLC, which includes the editorial costs of The Salt Lake Tribune; however, its corresponding investment in NAC is accounted for under the equity method of accounting.

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Joint Operating Agreements (continued)

     On August 22, 1998, Charleston Publishing Company, a wholly owned subsidiary of MediaNews, acquired a 50% interest in Charleston Newspapers, which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening) six days a week and the Sunday Gazette-Mail, under the terms of a JOA. The acquisition also included rights to the masthead of the Charleston Daily Mail. The managerial responsibility for the news and editorial functions are completely separate from the JOA; accordingly, the Company is responsible for the news and editorial content of the Charleston Daily Mail. However, related editorial expenses are incurred within the JOA. Accordingly, Charleston editorial expenses are included in equity income in unconsolidated JOAs. The Company accounts for its investment in Charleston Newspapers using the equity method of accounting.

     Effective March 1990, York Newspapers, Inc. (“YNI”) entered into a general partnership, York Newspaper Company (the “Agency”), with York Daily Record, Inc. (“YDR”). YNI, YDR and the Agency entered into a JOA under which the Agency is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. The Agency publishes The York Dispatch, a daily evening paper, the York Daily Record, a daily morning paper, and the York Sunday News. YNI has a 57.5% interest in the Agency and is the controlling partner. The operations of the Agency are consolidated with those of the Company, with a minority interest reflected for YDR’s interest in the Agency. The operating results of the Agency do not include the editorial costs associated with the publication of the York Daily Record, which is not owned by the Company.

     In September 1996, the Company signed a call/put agreement under which YNI can purchase YDR’s interest in the Agency or YDR can put its interest in the Agency to YNI. The base call and put price is $32.0 million and $25.0 million, respectively, and is adjusted annually based on changes in the consumer price index (not to exceed 2.5%). The call option may be exercised on January 1, 2004 and expires on January 1, 2005. The put may be exercised at any time after the expiration of the call through June 30, 2008.

Note 4: Unconsolidated Companies, Including JOAs

     The following table represents the summary financial data, on a combined basis, for the Company’s investments accounted for under the equity method, including unconsolidated JOAs (the entities represented in the table below are included at 100%):

	Fiscal Years Ended June 30,

	2002	2001	2000

		(In thousands)
Current assets	$116,516	$110,034	$14,729
Non-current assets	247,724	261,233	41,435
Current liabilities	61,808	62,600	15,239
Non-current liabilities	50,697	47,720	28,922
Total revenues	618,069	318,709	60,390
Net income	80,662	12,312	2,945

Note 5: Investment in Partnerships

     On March 31, 1999, through its wholly owned subsidiary, West Coast MediaNews LLC, the Company formed the California Newspapers Partnership with Stephens Media Group (“SMG”), previously known as Donrey Newspapers LLC, and The Sun Company of San Bernardino California (“Gannett”). The Company contributed ANG Newspapers, comprised of six daily newspapers published in the San Francisco Bay area; San Gabriel Valley Newspapers, which includes three daily newspapers published in the Los Angeles area; and the Times-Standard, a daily newspaper published in Eureka, California; and all the weekly publications published by these daily newspapers in exchange for a 58.8% partnership interest. SMG contributed ten daily newspapers and two non-daily newspapers, located in California, most of which are located in close proximity to the Company’s California newspaper publications, in exchange for a 28.5% partnership interest. Gannett initially contributed the San Bernardino County Sun in exchange for a 12.7% partnership interest. On October 1, 2000, Gannett also contributed the Marin Independent Journal (see additional discussion in Note 6). As a result of the Marin contribution, MediaNews, SMG and Gannett’s interests in the California Newspapers Partnership were

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Investment in Partnerships (continued)

adjusted to 54.23%, 26.28% and 19.49%, respectively. The Company is the controlling partner and therefore the operations of the partnership are consolidated with those of the Company with minority interest reflected for SMG and Gannett’s interest in the partnership.

     At the formation of the California Newspapers Partnership, the Company also contributed debt of $6.6 million to the partnership. However, in accordance with the partnership agreement, the Company remains liable for the contributed debt. All principal and interest payments associated with this debt are charged to the MediaNews capital account at the California Newspapers Partnership as a distribution. Approximately $1.7 million, $2.7 million and $3.3 million of principal and interest payments were made in fiscal years 2002, 2001 and 2000, respectively, by the partnership on behalf of the Company.

     The California Newspapers Partnership is governed by a management committee. The management committee consists of seven members. MediaNews is entitled to appoint four of the members on the management committee, SMG is entitled to appoint two, and Gannett is entitled to appoint one. Decisions of the management committee are by majority vote, except that unanimous votes are required for certain extraordinary actions, including asset transfers or sales, asset acquisitions, incurrence of debt and certain material changes in the partnership business.

     The California Newspapers Partnership agreement also contains transfer of interests restrictions. None of the partners are able to transfer their interests before January 1, 2004 and, after that date, transfers may be made only subject to the “right of first offer” of the remaining partners to effect the purchase of the transferring partner’s interest. In addition, where no partner exercises its right of first offer, any sale of a partner’s interest must include the right for the remaining partners to “tag-along” and sell its interest to the third-party buyer at the same price. After January 1, 2005, MediaNews has the right to require the other partners to sell their interests to any third party to which MediaNews sells its interest.

     SMG and Gannett each have a separate right to “put” their interest in the partnership to the other two partners at fair market value. SMG and Gannett can exercise these put rights anytime after January 1, 2005 and 2003, respectively. Upon notification of the put and obtaining a valuation of the partnership interest, the remaining partners have two years to complete the purchase.

     The minority interest liability reflects the fair market value of the net assets at the time they were contributed to the California Newspapers Partnership by SMG and Gannett, plus the minority partner’s share of earnings, net of distributions since inception. The California Newspapers Partnership made cash distributions to the Company in the amount of $41.7 million, $37.4 million and $41.4 million in fiscal years 2002, 2001 and 2000, respectively.

Note 6: Acquisitions and Dispositions

     There were no significant transactions in fiscal year 2002.

Acquisitions

     Fiscal 2001

     Effective May 31, 2001, the Company acquired substantially all of the assets used in the publication of The Ruidoso News, a bi-weekly newspaper published in Ruidoso, New Mexico for approximately $3.8 million in cash, net of working capital.

     Effective March 31, 2001, the Company purchased substantially all of the assets used in the publication of Alamogordo Daily News, a daily newspaper published in Alamogordo, New Mexico, for $9.5 million in cash, net of working capital. At the date of acquisition, the newspaper had daily and Sunday circulation of approximately 7,200 and 8,300, respectively.

     Effective February 1, 2001, the California Newspapers Partnership purchased substantially all of the assets used in the publications of the Lake County Record-Bee, a daily newspaper and several weeklies including the Clearlake Observer-American, Willits News, Penny Slaver, and Bee-Smart Shopper, located in and around Lakeport, California, for approximately $7.3 million in cash, net of working capital. At the date of acquisition, the Lake County Record-Bee had daily circulation of approximately 6,300.

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Acquisitions and Dispositions (continued)

     Effective January 2, 2001, MediaNews purchased the stock of Kearns-Tribune, LLC for $192.0 million, net of cash on hand at NAC. Kearns-Tribune, LLC owns the masthead of The Salt Lake Tribune and a 50% interest in NAC. NAC is operated under the terms of a JOA between Kearns-Tribune, LLC and the Deseret News Publishing Company (See Note 3). At the date of acquisition, The Salt Lake Tribune had daily and Sunday circulation of approximately 136,000 and 160,000, respectively, and the combined Salt Lake JOA had daily and Sunday circulation of approximately 200,000 and 230,000, respectively. While Kearns-Tribune, LLC owns 50% of NAC, net income of the JOA is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company. Proceeds from the sale of Council Bluffs, the Scripps payment to acquire a 50% interest in the Denver JOA and bank borrowings were used to fund this acquisition.

     Effective October 31, 2001, the Company received substantially all the assets of the Carlsbad Current-Argus, a daily newspaper in Carlsbad, New Mexico valued at approximately $7.0 million, plus adjustments for working capital, as a part of the proceeds from the sale of the Daily Nonpareil, in Council Bluffs, Iowa and the related daily and weekly newspapers located in the Southwestern Iowa cluster. At the date of acquisition, the Carlsbad Current-Argus had daily and Sunday circulation of approximately 8,200 and 8,400, respectively.

     Effective October 1, 2000, the Company acquired substantially all of the assets used in the publication of the Connecticut Post, a morning newspaper published in Bridgeport, Connecticut, for approximately $194.0 million in cash, net of working capital of approximately $5.0 million and post closing adjustments. At the date of acquisition, the newspaper had daily and Sunday paid circulation of approximately 78,000 and 89,000, respectively. Proceeds of approximately $145.0 million from the sale of newspapers on June 30, 2000 and borrowings under the Company’s bank credit facility were used to fund the acquisition.

     Effective October 1, 2000, the Company acquired substantially all of the assets used in the publication of Breckenridge American, a bi-weekly newspaper and radio stations, KLXK and KROO, located in Breckenridge, Texas for approximately $1.0 million.

     Effective October 1, 2000, Gannett contributed the Marin Independent Journal, published in Marin, California, to the California Newspapers Partnership. The Marin Independent Journal is operated in conjunction with the ANG Newspapers, and had daily and Sunday circulation of approximately 40,000 (See Note 5).

     Fiscal 2000

     Effective May 26, 2000, the Company acquired the stock of Northern Television, Inc. (KTVA, a CBS affiliate), a broadcasting company in Anchorage, Alaska, for approximately $7.0 million in cash, including assumed debt. Subsequent to the acquisition, Northern Television was renamed the Alaska Broadcasting Company. In addition, the Company exchanged a note payable assumed in the transaction for 5% of Alaska Broadcasting Company’s common stock.

     Effective March 1, 2000, the Company acquired substantially all the assets used in the publication of six weekly newspapers and three monthly publications, distributed in and around Ayer, Massachusetts. The purchase price of approximately $4.2 million, included cash, a note payable and future payments under covenants not to compete.

     Effective October 31, 1999, the Company acquired substantially all of the assets used in the publication of the Deming Headlight, a morning newspaper published in Deming, New Mexico, for approximately $2.0 million cash. At the time of acquisition, the newspaper had daily paid circulation of approximately 3,700.

     Effective October 1, 1999 and January 1, 2000, the California Newspapers Partnership, purchased a shopper in Ukiah, California and a weekly newspaper in Milpitas, California, respectively. The purchase price of approximately $2.7 million, included cash and future payments under covenants not to compete.

     The fiscal year 2001 and 2000 acquisitions have been accounted for as purchases; accordingly, the consolidated financial statements include the operations of the acquired businesses from the date of each acquisition. The assets acquired and the liabilities assumed have been recorded at their fair market value at the date of acquisition.

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Acquisitions and Dispositions (continued)

Dispositions

     Fiscal 2001

     Effective January 31, 2001, the California Newspapers Partnership sold substantially all of the assets used in the publication of The Lompoc Record in Lompoc, California for approximately $8.0 million in cash, net of working capital. The sale resulted in a pre-tax gain of approximately $4.6 million. Proceeds from this sale were used to purchase the assets in Lakeport, California.

     Effective October 31, 2000, the Company sold substantially all the assets used in the publication of the Daily Nonpareil, in Council Bluffs, Iowa and the related daily and weekly newspapers located in the Southwestern Iowa cluster, in exchange for $32.0 million in cash and substantially all the assets of the Carlsbad Current-Argus, a daily newspaper located in Carlsbad, New Mexico (as previously discussed). The sale resulted in a pre-tax gain of approximately $23.6 million.

     Fiscal 2000

     Effective June 30, 2000, the Company sold substantially all of the assets used in the publication of The Express Times, in Easton, Pennsylvania; the Gloucester County Times, in Woodbury, New Jersey; Today’s Sunbeam, in Salem, New Jersey; the Bridgeton News, in Bridgeton, New Jersey and the North Jersey weekly newspapers for $145.0 million in cash, plus an adjustment for working capital. The Company recognized a pre-tax gain on the sale of approximately $114.3, net of selling expenses. Proceeds from this sale were used to purchase the assets of the Connecticut Post in October 2000.

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

Note 7: Long-Term Debt

Long-Term Debt

     Long-term debt consisted of the following at June 30 of each year:

		2002	2001

		(In thousands)
Bank Term Loan	(I )	$150,000	$150,000
Bank Credit Facility	(II)	210,400	256,500
9.00% Subordinated Promissory Note	(III)	62,970	60,509
Various Notes, payable through 2013	(IV)	20,805	27,614
8.75% Senior Subordinated Notes, due 2009	(V )	300,164	300,186
8.625% Senior Subordinated Notes, due 2011	(VI)	199,270	199,219
York Newspaper Company’s Debt	(VII)	6,321	7,161

		949,930	1,001,189
Less current portion of long-term debt		7,548	8,942

		$942,382	$992,247

I.	On January 2, 2001, the Company entered into an amended and restated credit agreement that provided for a $125.0 million Term Loan (subsequently increased to $150.0 million, on February 8, 2001), in addition to the Company’s existing $350.0 million Bank Credit Facility (discussed below). Borrowings under the Term Loan bear interest at rates based upon, at the Company’s option, Eurodollar or prime rates plus a spread, based on the Company’s leverage ratio. Term Loan borrowing margins for Eurodollar and prime vary from 2.375% to 1.5% and 1.125% to

(footnotes continue on preceding page)

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7: Long-Term Debt (continued)

(footnotes continued from preceding page)

0.25%, respectively. As of June 30, 2002, the Loan’s Eurodollar and prime borrowing margins were set at 2.375% and 1.125%, respectively. The Term Loan requires quarterly installments as follows: $15.0 million on September 30 and December 31, 2003, $9.375 million on March 31, 2004 through December 31, 2005 and $11.25 million on March 31, 2006 through December 31, 2006. Borrowing margins under the existing $350.0 million credit facility are 25 to 37.5 basis points lower than the Term Loan.

II.	On June 30, 1999, the Company entered into a seven year, amended and restated Bank Credit Facility (“Bank Credit Facility”), which provides for borrowings up to $350.0 million, including $15.0 million that can be used for standby letters of credit. On December 27, 2001, the Company further amended its credit agreement to temporarily increase the consolidated debt to operating cash flow ratio covenant and increased the borrowing margins on the $350.0 million revolving Bank Credit Facility by 12.5 basis points. On the effective date of the amendment, an amendment equal to 0.125% of the commitment amount, approximately $0.7 million, was paid to the banks party to the Bank Credit Facility. As amended, borrowings under the Bank Credit Facility bear interest at rates based upon, at the Company’s option, Eurodollar or prime rates plus a spread based on the Company’s leverage ratio. Prime borrowing margins vary from 1.125% to 0.25% and Eurodollar borrowing margins vary from 2.375% to 1.125%. Borrowing margins at June 30, 2002 were 2.375% and 1.125% for the Eurodollar and prime borrowings, respectively. Interest on prime borrowings is payable quarterly in arrears. Interest on Eurodollar borrowings is due at the end of each interest rate contract or quarterly, if the interest rate contract exceeds three months. In addition to interest, the Company pays an annual commitment fee of 0.5% to 0.25% on the unused portion of the commitment based on the Company’s leverage ratio. The Bank Credit Facility requires a mandatory $75.0 million reduction in the credit commitment on September 30, 2003 and quarterly reductions of $25.0 million beginning December 31, 2003, with a final reduction on June 30, 2006. The Bank Credit Facility and the Term Loan are secured by a pledge of capital stock of the Company and its subsidiaries. The Bank Credit Facility and the Term Loan contain a number of covenants that, among other things, restrict the Company’s ability and its subsidiaries’ ability to dispose of assets, incur additional indebtedness, pay dividends or make capital contributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. In addition, the Bank Credit Facility requires compliance with certain cash flow ratios, debt and senior debt to operating cash flow, operating cash flow to pro forma debt service and pro forma interest expense and operating cash flow to fixed charges.

III.	In January 1998, the Company entered into a subordinated note purchase agreement pursuant to which it issued a $47.6 million, 9.0% Subordinated Promissory Note (the “Promissory Note”) due January 31, 2010. Interest accruing on the Promissory Note is payable quarterly, provided that on each interest payment date occurring on or prior to December 31, 2002, the Company may elect to defer payment of any or all accrued and unpaid interest. However, in calendar years 2000, 2001 and 2002, the Company must pay the lesser of $3.0 million or all accrued and unpaid interest due in such year. Deferred interest at June 30, 2002 was approximately $15.4 million. The Company paid $3.0 million in interest in both fiscal years 2002 and 2001 and $750,000 in fiscal year 2000. No scheduled principal payments are required until January 31, 2010, at which time the outstanding principal amount is due and payable. The holder of the Promissory Note also holds a related option to purchase the assets used in the publication of one of the Company’s newspaper properties, which it can exercise or put to the Company based on a predetermined formula. The cost to repurchase the option, is currently estimated at $8.9 million, and is recorded in other long-term liabilities. If the purchase option is put to the Company (the earliest date of exercise is January 31, 2003), all outstanding principal and unpaid interest associated with the note, as well as the option repurchase, are due and payable in full. If the option holder exercises its option at the earliest date, which the Company believes is unlikely, the Company would fund the payment with available borrowings from its Bank Credit Facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the note and related option repurchase price remains classified in the Company’s balance sheet as long-term. See additional discussion of this note and the corresponding option agreement in Note 12: Commitments and Contingencies.

(footnotes continued on preceding page)

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7: Long-Term Debt (continued)

(footnotes continued from preceding page)

IV.	In connection with various acquisitions, the Company’s subsidiaries have issued notes payable to prior owners and assumed certain debt obligations. The notes payable and other debt obligations bear interest at rates ranging from 0.0% to 6.0%. The notes bearing interest at below market rates have been discounted at rates ranging from 9.0% to 12.0%. The majority of these notes and other debt obligations are unsecured obligations of the Company.

V.	In October 1997 and February 1998, Garden State, the predecessor issuer of MediaNews Group, Inc., issued in the aggregate $300.0 million of Senior Subordinated Notes due 2009. These notes bear interest at 8.75% payable semi-annually, in arrears, on April 1 and October 1. The 8.75% Senior Subordinated Notes were issued at a small premium, resulting in net proceeds to the Company of approximately $300.0 million, excluding related debt issuance costs. No principal payments are required until October 1, 2009, at which time the outstanding principal amount is due and payable. The 8.75% Senior Subordinated Notes are subordinated and junior in right of payment to obligations under the Bank Credit Facility and Term Loan. The 8.75% Senior Subordinated Notes are general unsecured obligations of the Company ranking pari passu in right of payment with the 8.625% Senior Subordinated Notes and all other future senior subordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company, which is made expressly junior thereto.

VI.	In the third quarter of fiscal year 1999, Garden State, the predecessor issuer of MediaNews Group, Inc., issued $200.0 million of 8.625% Senior Subordinated Notes due 2011. Interest accruing on the 8.625% Senior Subordinated Notes is payable semi-annually, in arrears on January 1 and July 1. The indebtedness evidenced by the 8.625% Senior Subordinated Notes are subordinated and junior in right of payment to obligations under the Bank Credit Facility and Term Loan. No principal payments are required until July 1, 2011, at which time all outstanding principal and interest is due and payable. The 8.625% Senior Subordinated Notes are general unsecured obligations of the Company ranking pari passu in right of payment with the existing 8.75% Senior Subordinated Notes.

VII.	At June 30, 2002,York Newspaper Company has a revolving credit note and a term bank loan totaling $4.7 million, which requires monthly payments through October 2005. York Newspaper Company also has a promissory note, with a balance of $1.6 million at June 30, 2002, which requires monthly payments through October 2025. The obligations are secured by the assets of York Newspaper Company and are non-recourse to MediaNews.

     Maturities of long-term debt as of June 30, 2002, for the five fiscal years ending June 30, 2007 and thereafter, are shown below (in thousands).

2003	$7,548
2004	61,506
2005	140,233
2006	145,565
2007	23,729
Thereafter	571,349

$949,930

     Interest paid during the fiscal years ended June 30, 2002, 2001, and 2000 was approximately $75.6 million, $76.8 million, and $66.0 million, respectively. No interest was capitalized during fiscal years 2002 and 2001. Approximately $0.3 million of interest was capitalized during the fiscal year ended June 30, 2000.

     Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company and its subsidiaries totaling approximately $4.3 million as of June 30, 2002. In addition, the Company issued approximately $0.5 million of additional letters of credit in support of its obligations under non-compete agreements entered into in connection with an acquisition and which expired in August 2002.

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7: Long-Term Debt (continued)

     The fair market value of the 8.625% Senior Subordinated Notes and the 8.75% Senior Subordinated Notes at June 30, 2002 was approximately $195.0 million and $295.5 million, respectively. The carrying value of the Company’s long-term debt, which has interest rates tied to prime or the Eurodollar, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price net of remaining original issue discounts, if applicable.

     The Company enters into interest rate swap agreements to reduce its exposure to the uncertainty of short term interest rate fluctuations associated with its outstanding bank debt. The Company’s interest rate swap agreements on its variable rate debt are designated with a notional principal balance and generally have terms of 90 days. These agreements involve a notional amount and the exchange of a fixed interest rate for a variable interest rate over the life of a swap agreement without an exchange of the notional amount upon settlement. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount payable to, or receivable from counterparties, is included in other assets or liabilities. The swap agreements are recorded at their fair value and changes in the fair value of such contracts are reported in comprehensive income.

     On February 28, 2002, the Company entered into several interest rate swap agreements which expire in either January or July 2004, and have a total notional amount of $250.0 million. The agreements swap fixed-rate interest payments for variable interest rate payments based on current pricing. The Company entered into these swaps to mitigate the effects of a protracted and slow economic recovery and to take advantage of the current low interest rates available under a variable rate instrument. Net settlements of the interest rate swap agreements occur semi-annually beginning July 1, 2002 and are recorded as an adjustment to interest expense. The related amount payable to, or receivable from counterparties, is included in other assets or liabilities. These swaps do not qualify for hedge accounting and therefore changes in their fair value are recognized in other (net) expense in the period of change. A gain of approximately $3.0 million was recognized in other (net) expense for the year ended June 30, 2002 as a result of marking these derivative instruments to market. In August 2002, the Company terminated two of these interest rate swap agreements, reducing the total notional amount to $150.0 million. As a result of monetizing these two interest rate swaps in fiscal year 2003, the Company received $2.2 million in cash and realized a gain of $2.0 million, of which $1.1 million was recorded as a gain at June 30, 2002, due to the mark to market accounting for these swaps. The Company also recorded an offset of $0.2 million to interest expense from the net settlement in fiscal year 2003.

Note 8: Leases

     The California Newspapers Partnership leases assets under capital leases. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets at June 30, as follows:

	2002	2001

	(In thousands)
Building	$6,934	$6,934
Accumulated amortization	(3,197)	(2,735)

Assets under capital leases, net	$3,737	$4,199

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Leases (continued)

     The Company and its subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $4.5 million, $6.2 million, and $8.3 million for the fiscal years ended June 30, 2002, 2001, and 2000, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows at June 30, 2002:

	Capital	Operating
	Leases	Leases

	(In thousands)
2003	$931	$3,864
2004	931	3,332
2005	931	3,206
2006	931	3,003
2007	931	2,808
Thereafter	11,238	4,955

Total minimum lease payments	15,893	$21,168

Less amount representing interest	8,745

Present value of net future lease payments	$7,148

Note 9: Employee Benefit Plans

Pension Plans

     In conjunction with the acquisition of The Sun in Lowell, Massachusetts and the Daily News, in Los Angeles, California during fiscal year 1998, the Company assumed overfunded non-contributory defined benefit pension plans, which covered substantially all the employees at the acquired newspapers. Shortly after the acquisition of Daily News, the Company elected to freeze the plan assumed in conjunction with that acquisition. Accordingly, all current service cost under that plan has been terminated. Participants in the plan assumed in conjunction with the acquisition of The Sun continue to accrue benefits associated with current services, based on years of service and estimated compensation prior to retirement. The Sun’s pension plan was combined with another of the Company’s underfunded pension plan, to create a combined actuarial overfunded pension plan.

     The Denver Post has and continues to sponsor two noncontributory defined benefit pension plans, which cover substantially all its current employees. The plan covering salaried and management employees provides benefits based on employees’ years of service and compensation during the years immediately preceding retirement. The plan covering certain union employees provides benefits of stated amounts based on length of service. The Denver Post also sponsors post-retirement health care and life insurance plans that provide certain union employees and their spouses with varying amounts of subsidized medical coverage upon retirement and, in some instances, continued life insurance benefits until age 65, if the employee retires prior to age 65.

     Due to the formation of DNA on January 23, 2001, obligations related to the employees of The Denver Post who became employees of DNA were transferred to DNA pension plans along with an amount of net pension asset actuarially determined to fund the obligation. The Denver Post editorial employees, terminated vested employees and retired employees will continue to be covered by the two non-contributory plans sponsored by The Denver Post as discussed above. In June 2001, the first stage of the pension asset and liability transfers occurred. The amount of obligations transferred was approximately $11.4 million and a similar amount of the plan assets was also transferred at that time; both transfers were reflected in the June 30, 2001 financial statements. During fiscal year 2002, the Company transferred an additional $16.7 million in plan assets to the DNA pension plans in order to further fund the benefit obligation.

     The Company’s funding policy for all plans is to make the minimum annual contributions required by the Employee Retirement Income Security Act of 1974.

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Employee Benefit Plans (continued)

Other Retirement Plans

     The Company and several of its newspaper properties participate in retirement/savings plans and, in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. The majority of the Company’s full-time employees are covered by one of these plans. Total expense for these plans in the fiscal years ended June 30, 2002, 2001, and 2000, was approximately $2.4 million, $3.6 million, and $4.5 million, respectively.

     In addition to The Denver Post’s other pension and post-retirement health and life insurance plans, The Denver Post also has an unfunded early retirement obligation of approximately $0.8 million to certain employees who retired between the ages of sixty-two and sixty-five. The supplemental retirement benefits consist of cash payments to supplement the retiree’s pension. No current employees are eligible for benefits under this plan.

Deferred Compensation Plan

     Certain eligible executives of the Company have elected to defer a portion of their compensation, including bonuses if any, on a pre-tax basis under a nonqualified executive deferred compensation plan sponsored by the Company. The Company matches deferred bonuses if certain performance criteria are achieved. The Company match is subject to vesting, ratably over a period of 10 years and is also subject to early withdrawal penalties. The executives receive a return on the money deposited in the deferred compensation plan, which tracks the return on certain mutual funds chosen by the executive.

     The deferred compensation obligation is recorded in the Company’s consolidated balance sheets in financial statement line item “Other Liabilities” at the vested value of the deferred compensation plus the applicable return on investment, and amounted to $2.7 million and $2.2 million as of June 30, 2002 and 2001, respectively. The Company in some cases invested a portion of employee contributions in cash surrender value life insurance policies, which were designed to closely mirror the performance of the investment funds that the participants select. The Company’s investments in cash surrender value life insurance policies are recorded in the Company’s consolidated balance sheets at fair market value in the financial statement line item “Other Assets” and amounted to $1.5 million and $1.8 million as of June 30, 2002, and 2001 respectively.

     The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the Company’s pension and other defined benefit plans, as of June 30, 2002 and 2001. The tables also provide the components of net periodic pension (benefit) cost associated with those plans for fiscal years ended 2002 and 2001.

	Pension Plans		Other Benefits

	2002	2001	2002	2001

	(in thousands, except for assumptions data)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$82,111	$84,199	$3,524	$3,112
Service Cost	916	1,633	—	40
Interest Cost	5,958	6,336	166	237
Amendments	1,271	2,687	—	—
Curtailment	—	259	—	—
Termination Benefits	—	763	—	—
Actuarial Loss (Gain)	(853)	2,625	703	443
Transfer to Denver Newspaper Agency	—	(11,372)	(1,167)	—
Benefits Paid	(5,974)	(5,019)	(275)	(308)

Benefit Obligation at End of Year	$83,429	$82,111	$2,951	$3,524

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Employee Benefit Plans (continued)

Components of net periodic pension and other defined benefit plans (continued)

	Pension Plans		Other Benefits

	2002	2001	2002	2001

	(in thousands, except for assumptions data)
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$110,778	$132,607	$—	$—
Actual Return on Plan Assets	(6,358)	(7,665)	—	—
Company Contributions	—	—	275	308
Transfer to Denver Newspaper Agency	(16,691)	(9,145)	—	—
Benefits Paid	(5,974)	(5,019)	(275)	(308)

Fair Value of Plan Assets at End of Year	$81,755	$110,778	$—	$—

Reconciliation of Funded Status
Funded Status	$(1,674)	$28,667	$(2,951)	$(3,524)
Curtailment	—	259	—	—
Termination Benefits	—	763	—	—
Unrecognized Net Actuarial Loss/(Gain)	22,802	3,346	94	(961)
Unrecognized Prior Service Cost	5,232	5,851	(5)	(10)

Net Prepaid (Accrued) Cost	$26,360	$38,886	$(2,862)	$(4,495)

Assumptions as of June 30
Discount Rate	7.5%	7.5%	7.5%	7.5%
Expected Return on Plan Assets	9.0% - 10.0%	9.0% - 10.0%	—	—
Rate of Compensation Increase	3.0%	5.0%	—	—

Components of Net Periodic (Benefit) Cost
Service Cost	$916	$1,633	—	$40
Interest Cost	5,958	6,336	166	237
Expected Return on Plan Assets	(10,881)	(12,331)	—	—

Amortization of Deferral	424	317	(34)	(140)
Recognized Net Actuarial Gain	—	(251)	—	—
Settlement and Other Loss/(Gain)	3,850	(3,009)	—	—

Net Periodic (Benefit) Cost	$267	$(7,305)	$132	$137

Amounts of Recognized in the Consolidated Balance Sheets consist of:
Prepaid (Accrued) Cost	$12,864	$38,886	$(2,862)	$(4,495)
Intangible Asset	481	—	—	—
Accumulated Other Comprehensive Loss	13,015	—	—	—

Net Prepaid (Accrued) Cost	$26,360	$38,886	$(2,862)	$(4,495)

Separate Disclosure for Pension Plans with Accumulated Benefit Obligation and Projected Benefit Obligation in Excess of Plan Assets
Projected (benefit) obligation	$47,866	—	N/A	N/A
Accumulated benefit obligation	$47,633	—	N/A	N/A
Fair value of assets	$40,583	—	N/A	N/A

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Employee Benefit Plans (continued)

     The assumptions used in determined the Company’s pension and postretirement benefit obligation often differ from the actual results. As a result of these differences as well as other external economic factors, the assumptions used are periodically revised and updated. The differences between actual and assumed experience, and the related changes in assumptions, give rise to actuarial gains and losses in the table above. These actuarial gains and losses represent differences in actual versus expected return on plan assets and other changes in assumptions and are recognized over the expected service period of active participants. The majority of the current year differences are related to the expected versus actual return on plan assets, which causes a minimum pension liability to be recorded, only for the purpose of reporting other comprehensive income.

     Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service & interest cost components	$12,000	$(11,000)
Effect on postretirement benefit obligation	$161,000	$(147,000)

     The July 1, 2002 assumed health care trend rate was 5.0%. The Company’s policy is to fund the cost of providing postretirement health care and life insurance benefits when they are entitled to be received.

Note 10: Income Taxes

     The income tax provision (benefit) for each of the three years ended June 30, 2002, 2001 and 2000, consists of the following:

	2002	2001	2000

	(In thousands)
Current:
State	$1,295	$1,370	$5,820
Federal	(4,955)	207	1,072
Deferred:
State	(5,726)	1,682	(4,912)
Federal	6,904	10,785	(7,387)

Net provision (benefit)	$(2,482)	$14,044	$(5,407)

     A reconciliation between the actual income tax expense for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement earnings before income taxes for the three years ended June 30, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Statutory federal income tax rate	35%	35%	35%
Effect of:
State income tax net of federal benefit	(11)	5	1
Utilization of net operating losses	(55)	—	(25)
Book/tax basis difference associated with acquisitions and non-deductible acquisition costs	7	6	(1)
1031 exchange	—	(7)	(14)
Minority interests	(4)	3	—
Dividends received deduction	—	(5)	—
Other, net	3	(1)	—

Financial statement effective tax rate	(25)%	36%	(4)%

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Income Taxes (continued)

     Components of the long-term deferred tax assets and liabilities as of June 30, 2002 and 2001 are as follows:

	2002	2001

	(In thousands)
Deferred tax assets:
Net operating losses and other credits	$34,883	$21,957
Deferred employee compensation	3,273	5,264
Notes payable	5,755	5,720
Hedging activities	2,987	2,334
Other	5,066	4,106

	51,964	39,381
Valuation allowance	(9,345)	(9,280)

Deferred tax assets	42,619	30,101
Deferred tax liabilities:
Fixed assets	12,778	12,224
Intangibles	20,306	13,220
Partnership interests and equity investments	61,241	54,943
Pension assets	4,584	13,022

Deferred tax liabilities	98,909	93,409

Net deferred tax liabilities	$56,290	$63,308

     During the year ended June 30, 2002, the Company recognized a previously disallowed net operating loss carryover as a result of a change in the federal tax regulation caused by a recent U.S. Court of Appeals, Federal Circuit Court ruling. Accordingly, the Company’s net operating loss carryover has increased and the related deferred tax assets have been increased. At June 30, 2002, the Company has approximately $98.0 million of net operating loss carryforwards for tax reporting purposes available to offset its future taxable income, which expire in 2019 through 2022 and $0.6 million of alternative minimum tax credit carryforwards.

     The Company made state and federal income tax payments of approximately $0.7 million, $11.6 million, and $1.0 million during fiscal years 2002, 2001 and 2000, respectively.

Note 11: Hedging Activities

     Under SFAS No. 133, the Company’s newsprint and its variable to fixed interest rate swap agreements have been designated as cash flow hedges and are recorded at fair value and changes in the value of such contracts, net of income taxes, are reported in comprehensive income. For purposes of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes. The periodic net settlements made under the newsprint swap agreements are reflected in operations in the period the newsprint is consumed. The net settlements made under the variable to fixed interest rate swap agreements are reflected in operations as an adjustment to interest expense over the term of the related swap.

     During the second quarter of fiscal year 2002, the creditworthiness of the counterparty to one of the Company’s newsprint swap agreements, Enron North America Corp. (“Enron”) was downgraded below investment grade; subsequently, Enron filed for bankruptcy and failed to make required payments to the Company under the swap agreement, creating an event of default under the swap agreement. These events caused the Company to notify Enron on February 5, 2002, of its termination of the swap agreement under the early termination provisions of the swap agreement and that the Company believes it has no financial obligations to Enron, based on its calculations pursuant to the terms of the agreement. Enron has acknowledged the termination of the swap agreement and has notified the Company that it disagrees with the Company’s calculation of the amount owing in connection with the termination. The Company accounted for the early termination of the swap in accordance with SFAS No. 133, which required the Company to record a liability and a charge to comprehensive income to reflect the fair value of the derivative instrument as of the

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Hedging Activities (continued)

date prior to that which the hedge was deemed ineffective. Since a liquid market for a swap similar to the terminated swap did not exist, the valuation of the swap was based on a discounted cash flow model that projected newsprint prices. The valuation required significant judgment and was subject to assumptions, most notably estimates of future newsprint prices. The Company terminated the newsprint hedge during the third quarter of fiscal year 2002; however, the Company considers the date at which the hedging instrument became ineffective to be the date Enron filed bankruptcy. The Company discontinued cash flow hedge accounting on the date the hedge instrument was deemed ineffective. As a result of discontinuing hedge accounting the Company recorded an unrealized loss of $5.7 million (as required by SFAS No. 133) at the date before the hedge became ineffective, which was recorded in other liabilities and other comprehensive income. The unrealized loss is not related to any financial obligation to Enron. The amount in accumulated other comprehensive loss related to this ineffective hedge is being amortized on a straight-line basis and charged to other (net) expense over what would have been the original remaining life of the swap agreement. Approximately $0.4 million was reclassified from accumulated other comprehensive loss to earnings for the year ended June 30, 2002 and approximately $0.8 million is expected to be reclassified during fiscal year ended June 30, 2003 related to the terminated swap.

     The Company expects to reclassify $1.2 million from accumulated other comprehensive loss to other (net) expense for hedging activities during fiscal year 2003, including the amounts related to the terminated newsprint swap discussed above.

Note 12: Commitments and Contingencies

Commitments

     As previously mentioned in Note 2, the Company has entered into a newsprint swap agreement, which expires in May 2005. Swap agreements are used by the Company from time to time to reduce its exposure to the uncertainty of future newsprint price fluctuations. The Company currently has 25,000 metric tons, at an average price of $615 per metric ton, hedged by the swap agreement. The Company also participates in fixed price contracts, which expire in June 2004. The Company currently has 10,800 metric tons, at an average price of $602 per metric ton, covered by fixed price contracts.

     The Denver Post Shareholder Agreement provides Media General and MediaNews with a put and a call option, respectively, on Media General’s remaining 20% interest in The Denver Post Corporation. The put can be exercised by Media General beginning June 30, 2001 and expires June 30, 2004. The call option can be exercised by MediaNews beginning July 1, 2004 and expires June 30, 2005. The price of the put and call are the same and are based on the appraised fair market value of the Denver Post, less Permitted Debt of the Denver Post as defined in The Denver Post Shareholder Agreement. MediaNews has one year to close on the purchase from the date of the put notice.

     In fiscal year 1998, in exchange for $2.4 million, the Company granted an option to a third party to purchase substantially all the assets used in the publication of a certain newspaper beginning in 2003 and expiring in 2010 at the newspaper’s fair market value. The holder of the option can also require the Company to repurchase the option anytime beginning in 2003 through 2010, based on a fixed formula. As of June 30, 2002, the estimated cost of repurchasing the option in 2010 is approximately $26.0 million. If the option holder has not exercised the option by the twelfth anniversary of the option grant, the Company must repurchase the option based on the same fixed formula. If the option holder elects to put the option to the Company (the earliest date is January 31, 2003), which the Company believes is unlikely, the Company would be required to repurchase the option and the related subordinated note (see Note 7). Should the Company be required to repurchase the option and Subordinated Note, it would fund the payment with available borrowings from its existing Bank Credit Facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the option repurchase price and note remain classified in the Company’s consolidated balance sheet as long-term. At June 30, 2002, the Company has accrued approximately $8.9 million associated with the option repurchase.

     One of the Company’s employees has the right, under certain circumstances, to put his shares of common stock to the Company, if the shares have not been registered on a national or international securities exchange. The Company has the right to call this employee’s shares of common stock in the Company if the employee is terminated under certain circumstances. The price of the put and the call is based on the fair market value of the common stock of MediaNews, excluding any adjustment for minority interest.

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Commitments and Contingencies (continued)

Contingencies

     In December 2000, Salt Lake Tribune Publishing Company (“Salt Lake Publishing”) brought a lawsuit and moved for a preliminary injunction against MediaNews, AT&T Corporation, and AT&T Broadband, LLC. That lawsuit is now pending in the United States District Court for the District of Utah as case number 2:00 CV 936. Salt Lake Publishing was the manager at the time of The Salt Lake Tribune, a newspaper owned by the Company’s now wholly-owned subsidiary Kearns-Tribune, LLC (“Kearns, LLC”). Salt Lake Publishing initially moved to prevent the Company from acquiring Kearns, LLC from AT&T Broadband, LLC. The district court denied the preliminary injunction motion by order dated December 15, 2000, and the Company acquired Kearns, LLC on January 2, 2001. After Kearns, LLC was acquired by the Company, Salt Lake Publishing filed a second motion for a preliminary injunction claiming that actions taken by Kearns, LLC after its acquisition by the Company breached a certain Management Agreement and a certain Option Agreement between Kearns, LLC and Salt Lake Publishing, both of which are dated July 31, 1997. That motion sought to restore certain Salt Lake Publishing employees to certain director and officer positions at the Newspaper Agency Corporation (“NAC”) from which they were removed and to suspend the implementation of various amendments to a Joint Operating Agreement between Kearns, LLC and Deseret Publishing. The District Court granted Salt Lake Publishing’s motion in part by order dated February 21, 2001, and Salt Lake Publishing continued to manage Kearns, LLC until July 31, 2002.

     In September 2001, Deseret News Publishing Company (“Deseret Publishing”), the publisher of the Deseret News, the other party to the Joint Operating Agreement with Kearns, LLC, joined the lawsuit pending in federal court between Salt Lake Publishing and the Company. Deseret Publishing named both Salt Lake Publishing and Kearns, LLC as defendants, and is seeking, among other things, damages (Deseret Publishing’s damages claims are confined to Salt Lake Publishing only and do not include Kearns, LLC) and declaratory and injunctive relief as to the meaning and enforceability of the Option, Management, and Joint Operating Agreements. Among Deseret Publishing’s claims against Kearns, LLC is its request for a declaration that the Management Agreement is unenforceable to the extent that it purports to authorize Salt Lake Publishing to take on behalf of Kearns, LLC certain required or permitted actions under the Joint Operating Agreement. In April, 2002 AT&T Broadband, LLC was dismissed from this lawsuit.

     In accordance with the Management Agreement, in January 2002 the Company notified Salt Lake Publishing that Company would not be renewing the Management Agreement and that the Company would take over management of Kearns, LLC on July 31, 2002, when the Management Agreement expired by its terms. Seeking to continue its management of Kearns, LLC, Salt Lake Publishing filed an injunction seeking to stay on as manager until the issues surrounding the option exercise (more fully described below) are resolved on appeal. The injunction was denied, and on August 1, 2002, the Company began managing the operations of Kearns, LLC, subject to certain conditions imposed in the District Court’s Order dated July 22, 2002. That Order required MediaNews to provide Salt Lake Publishing with 30 days advance notice before disposing of any Tribune Asset exceeding $250,000.00 in value and to refrain from amending the Joint Operating Agreement or proceeding with irrevocable acts to acquire land and build a new press facility until 10 days after an entry of judgment in the case by the District Court. Salt Lake Publishing is appealing the denial of the injunction to the United States Court of Appeals for the Tenth Circuit, which will hear oral argument on the appeal on November 18, 2002.

     In January 2002, certain controlling members of Salt Lake Publishing filed a separate lawsuit in Colorado State Court in Denver. This lawsuit names all the same defendants, arises from the same underlying facts, and seeks overlapping equitable relief and compensatory and punitive damages as the pending federal case discussed above. The Company and the other defendants filed motions seeking to have this lawsuit dismissed or, in the alternative, stayed pending resolution of the federal action. On February 21, 2002, the Colorado court granted defendants’ motion to stay the Colorado action until the Utah federal court action has been resolved.

     On May 31, 2002, the Utah District Court issued an Order on Motions for Summary Judgment ruling that Salt Lake Publishing held a valid and enforceable option to purchase the Tribune Assets owned by Kearns, LLC. However, the District Court also ruled that one of the key components of the Tribune Assets, stock in Newspaper Agency Corporation (“NAC”), was subject to an anti-alienation provision contained in the Joint Operating Agreement that precludes the sale, assignment or transfer of the NAC stock by either party absent waiver or modification of the provision. Subsequent to the court ruling, Deseret Publishing notified Salt Lake Publishing that it would not waive or modify the anti-alienation provision or consent to the sale or transfer of the NAC stock to Salt Lake Publishing. On August 21, 2002, the District Court certified for immediate appeal to the United States Court of Appeals for the Tenth Circuit the question of whether the anti-alienation provision contained in the Joint Operating Agreement is enforceable, as the District Court held in its Summary Judgment Order, or is instead void as against public policy, as Salt Lake Publishing contends. On September 6, 2002, the appellate court agreed to hear an immediate appeal of this issue, and consolidated it with the appeal of the denial of the injunction, which is scheduled to be argued on November 18, 2002.

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Commitments and Contingencies (continued)

Contingencies (continued)

     On August 23, 2002, the Company filed a motion asking that the District Court amend its prior certification order to request that the United States Court of Appeals for the Tenth Circuit consider an additional legal issue arising out of the Summary Judgment Order: whether the Option Agreement, as construed by the Court, is void and unenforceable. Salt Lake Publishing has opposed any amendment of the certification order, and the District Court has not yet ruled on the request. If the District Court grants the request to amend its certification order, the Tenth Circuit has discretion to either add this legal issue to the issues it is already considering in the pending appeal or to decline to consider the additional legal issue in the currently pending interlocutory appeal.

     Notwithstanding Deseret Publishing’s communication to Salt Lake Publishing and the Company that it will not waive the anti-alienation provision of the Joint Operating Agreement, Salt Lake Publishing has notified Kearns, LLC of its intention to exercise its option to acquire the Tribune Assets owned by Kearns, LLC. Salt Lake Publishing is seeking a judicial order requiring Kearns, LLC to specifically perform the Option Agreement. MediaNews and Deseret Publishing oppose specific performance. In the event the option were to be exercised, the Option Agreement provides for the purchase of “all, and not less than all” of the Tribune Assets held by Kearns, LLC at their fair market value as determined by an appraisal process involving up to three appraisers. That appraisal process is ongoing. The Company continues to believe that the Tribune Assets will be appraised at a value substantially in excess of the Company’s $200.0 million purchase price.

     Salt Lake Publishing has amended its original complaint several times and currently asserts against MediaNews and Kearns, LLC various claims, including claims for breaches of contract, tort claims and claims for declaratory and injunctive relief relating to the Management, Option, and Joint Operating Agreements. Salt Lake Publishing is seeking, among other things, both compensatory and punitive damages and specific performance of the Option Agreement. MediaNews and Kearns, LLC have pending counterclaims against Salt Lake Publishing seeking declaratory and injunctive relief relating to the Management, Option and Joint Operating Agreements, and damages for breaches of contract and interference with contract. Additionally, MediaNews and Kearns, LLC have pending counterclaims for declaratory judgment, but no damages claims, naming Deseret Publishing. A trial on the issues that remain after the District Court’s Summary Judgment Order is currently scheduled to commence January 13, 2003. The Company is not in a position at this time to comment on the likely outcome of the damage portion of the litigation or the success of any appeals of the Utah District Court rulings; however, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. The cost of defending these lawsuits has been and may continue to be substantial.

     Other

     In November 2001, one of the Company’s former newsprint vendors brought a lawsuit against the Company seeking actual and compensatory damages relating to the Company’s alleged breach of a newsprint agreement between the vendor and the Company. The Company believes it has meritorious arguments in defense of the alleged breach and intends to vigorously defend itself in this matter. In addition, the Company has filed a counterclaim against the plaintiff related to damages caused by the plaintiff’s breaches. While the Company does not expect an unfavorable outcome, the Company does not believe an unfavorable outcome would have a material adverse impact on its financial condition, results of operations, or liquidity. The Company is currently seeking to resolve this legal action through mediation.

     MediaNews terminated a newsprint swap with Enron North America Corp. (“Enron”) effective February 6, 2002. MediaNews informed Enron that such termination creates a payment obligation on the part of Enron in favor of MediaNews in the amount of $0.02 million.

     Enron has informed MediaNews that it disagrees with MediaNews’ method of calculating the amount due in respect of the early termination of the swap. Enron has asserted that by its calculations MediaNews owes Enron approximately $16.2 million as a result of the termination. Enron has threatened to take legal action if MediaNews does not make such payment.

     MediaNews does not agree with Enron’s calculations and intends to vigorously defend any claim by Enron. MediaNews believes that it has properly calculated the amount of the payment due in connection with the termination of the swap, and that it has meritorious defenses to any claim by Enron. MediaNews has not recorded any liability associated with the termination of this swap, except as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at the time the swap was deemed to be an ineffective hedge.

MEDIANEWS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Commitments and Contingencies (continued)

Contingencies (continued)

     The Company is involved in other litigation arising in the ordinary course of business. In management’s opinion, the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations, or liquidity.

Note 13: Treasury Stock

     On April 7, 2000, the Company repurchased 16,000 shares of its common stock at $125.00 per share, for a total purchase price of $2.0 million. The repurchased shares represent less than 1.0% of the Company’s outstanding shares and are held in treasury.

Note 14: Related Party Transactions

     MediaNews is party to a consulting agreement, renewable annually, with Mr. Richard B. Scudder, the Chairman of the Board of MediaNews, which requires annual payments of $250,000.

     Since 1996, the Company has advanced to the Singleton Irrevocable Trust funds to pay the premiums on cash surrender value life insurance policies covering Mr. William Dean Singleton, the Vice Chairman of the Board and Chief Executive Officer of MediaNews, and his wife. The Singleton Irrevocable Trust benefits Mr. Singleton’s children. The amount advanced as of June 30, 2002 and 2001 was $1.4 million and $1.2 million, respectively. Advances will be repaid when the policy is surrendered. No interest is charged on these advances.

Note 15: Recent Events

     The California Newspapers Partnership has agreed to acquire substantially all of the operating assets used in the publication of The Reporter, a morning daily newspaper, and Valu-Pack, a total market coverage product, both published in Vacaville, California. The newspaper has daily and Sunday paid circulation of approximately 18,000 and 20,000, respectively. The purchase price of $31.0 million includes $30.0 million of cash, net of working capital, plus future payments under a covenant not to compete with a discounted value of approximately $1.0 million. Closing is scheduled to be effective on October 1, 2002 and will be funded by the CNP partners’ capital contributions. The Company’s share of capital funding is 54.23% or $16.3 million.

Exhibit
No.		Description

4.1*	-	Form of Indenture dated as of March 16, 1999 (the “Indenture”) between Garden State Newspapers, Inc., as Issuer, and The Bank of New York, as Trustee

4.2*	-	Form of Garden State Newspapers, Inc.’s 8-5/8% Senior Subordinated Notes due 2011, Series A (contained in the Indenture filed as Exhibit 4.1)

4.3*	-	Form of Garden State Newspapers, Inc.’s 8-5/8% Senior Subordinated Notes due 2011, Series B, the “Exchange Note” (contained in the Indenture filed as Exhibit 4.1)

5.0*	-	Opinion of Verner, Liipfert, Bernhard, McPherson & Hand

10.1*	-	$350.0 million amended and restated credit agreement dated as of June 30, 1999 among Garden State Newspapers, Inc., the Banks listed therein, the Guarantors listed therein and the various agents listed therein and which is herein referred to as the new credit agreement

10.2*	-	Employment Agreement dated March 15, 2000 between MediaNews Services and Joseph J. Lodovic, IV

10.3*	-	Employment Agreement dated March 15, 2000, between MediaNews Services and William Dean Singleton

10.4*	-	Joint Operating Agreement dated January 13, 1989, among York Daily Record, Inc., York Newspapers, Inc., and The York Newspaper Company

10.5*	-	Consulting Agreement dated November 16, 1993, between J. Allan Meath and Garden State Newspapers, Inc.

10.6*	-	Asset Purchase Agreement dated July 31, 1995, by and among EPC Holding, Inc., The Eagle Publishing Company, Reformer Publishing Corporation, Middletown Press Publishing Corporation, and Eagle Street Realty Trust, as Sellers, and New England Newspapers, Inc., Brattleboro Publishing Company, Connecticut Newspapers, Inc. and Pittsfield Publications, Inc., as Purchasers

10.7*	-	Asset Purchase Agreement dated July 31, 1995, by and among Banner Publishing Corporation and Eagle Street Realty Trust, as Sellers, and New England Newspapers, Inc. and North Eastern Publishing Company, as Purchasers

10.8*	-	Asset Purchase Agreement by and among Lowell Sun Publishing Company and Lowell Sun Realty Company (Sellers), Garden State Newspapers, Inc. (Purchaser), and John H. Costello, Jr., Alexander S. Costello, Thomas F. Costello, Charlotte E. LaPierre and Dana Biadi (Guarantors), relating to the Acquisition of The Sun and The Sunday Sun dated July 31, 1997

10.9*	-	Asset Purchase and Sale Agreement by and between Tower Media, Inc., as Seller; Jack Kent Cooke Incorporated, as Guarantor; and Garden State Newspapers, Inc., as Purchaser, dated as of December 1, 1997

10.10*	-	Indenture dated as of October 1, 1997, between Garden State Newspapers, Inc. and The Bank of New York, as Trustee, for the issuance of up to $300,000,000 of Series A & B 8-3/4% Senior Subordinated Notes due 2009

10.11*	-	Subordinated Note Purchase Agreement between Garden State Newspapers, Inc. and Greenco, Inc. dated as of January 30, 1998

10.12*	-	Note Purchase Agreement dated February 6, 1998, by and among Garden State Newspapers, Inc. and the Initial Purchasers of $50,000,000 of 8-3/4 Notes due 2009

10.13*	-	Purchase Agreement dated March 10, 1999, by and among Garden State Newspapers, Inc. and the Initial Purchasers of $200,000,000 of 8-5/8% Notes due 2011

10.14*	-	Partnership Agreement of California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC, Donrey Newspapers LLC, the Sun Company of San Bernardino, California and MediaWest-SBC, Inc. dated March 31, 1999

10.15*	-	Contribution Agreement dated March 3, 1999 by and among Garden State Newspapers, Inc., Alameda Newspapers, Inc., V&P Publishing, Inc., Internet Media Publishing, Inc., DR Partners, MediaWest-SBC, Inc. and The Sun Company of San Bernardino, California

10.16*	-	Third Amended and Restated Shareholders’ Agreement dated as of June 30, 1999 among the shareholders of Denver Newspapers, Inc.

10.17*	-	Tax Agreement dated as of June 30, 1999 among the Shareholders of Denver Newspapers, Inc. (now known as The Denver Post Corporation)

10.18*	-	Asset Purchase Agreement dated June 30, 2000 between Penn Jersey Advance, Inc. and MediaNews Group, Inc. and its wholly owned subsidiaries, Long Beach Publishing Company, Easton Publishing Company, South Jersey Newspapers Company and Internet Media Publishing, Inc.

10.19*	-	Asset Purchase Agreement dated as of July 10, 2000 among Thomson Newspapers, Inc., Thomson Newspapers Licensing Corporation, TN Customer Holding LLC and MediaNews Group, Inc.

10.20*	-	Asset Purchase Agreement dated as of December 1, 2000, between AT&T Broadband LLC and MediaNews Group, Inc.

Exhibit
No.		Description

10.21*	-	Credit Agreement, dated as of May 12, 1999, as Amended and Restated as of January 2, 2001.

10.22*	-	Amendment No. 1 dated May 11, 2001, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.

10.23*	-	Amendment No. 2 dated December 27, 2001, to Credit Agreement, dated as of May 12, 1999. As amended and restated as of January 2, 2001.

12.1*	-	Computation of Ratio Earnings to Fixed Charges

21.1	-	Subsidiaries of Registrant

99.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously Filed

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIANEWS GROUP, INC.

Date:	September 16, 2002	By: /S/Ronald A. Mayo Ronald A. Mayo Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ William Dean Singleton (William Dean Singleton)	Vice Chairman, Chief Executive Officer and Director (Chief Executive Officer)	September 16, 2002

/s/ Joseph J. Lodovic, IV (Joseph J. Lodovic, IV)	President	September 16, 2002

/s/ Richard B. Scudder (Richard B. Scudder)	Chairman and Director	September 16, 2002

/s/ Jean Scudder (Jean Scudder)	Director	September 16, 2002

/s/ Ronald A. Mayo (Ronald A. Mayo)	Vice President and Chief Financial Officer	September 16, 2002

/s/ Michael J. Koren (Michael J. Koren)	Vice President and Controller (Principal Accounting Officer)	September 16, 2002

Supplemental Information to be Furnished with Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not
Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to our security holders. We will furnish to our security holders an annual report subsequent to this filing.

CERTIFICATIONS

I, William Dean Singleton certify that:

1)	I have reviewed this annual report on Form 10-K of MediaNews Group, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 16, 2002

/s/ William Dean Singleton
___________________________________
(William Dean Singleton)
Vice Chairman, Chief Executive Officer and Director

CERTIFICATIONS

I, Joseph J. Lodovic, IV certify that:

1)	I have reviewed this annual report on Form 10-K of MediaNews Group, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 16, 2002

/s/ Joseph J. Lodovic, IV
___________________________________
(Joseph J. Lodovic, IV)
President

CERTIFICATIONS

I, Ronald A. Mayo certify that:

1. I have reviewed this annual report on Form 10-K of MediaNews Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 16, 2002

/s/ Ronald A. Mayo
___________________________________
(Ronald A. Mayo)
Vice President, Chief Financial Officer

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 30, 2002, 2001 AND 2000

	Balance at	Additions		Acquisitions	Balance at
	Beginning of	Charged to	Net	(Dispositions)	End of
	Period	Expense Net	Deductions	Net	Period

	(In thousands)
YEAR ENDED JUNE 30, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$10,923	$10,213	$10,467	—	$10,669
YEAR ENDED JUNE 30, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$9,910	$10,916	$11,815	$1,912	$10,923
YEAR ENDED JUNE 30, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$8,334	$10,859	$11,531	$2,248	$9,910

See notes to consolidated financial statements.

EXHIBIT INDEX

Exhibit
No.		Description

4.1*	-	Form of Indenture dated as of March 16, 1999 (the “Indenture”) between Garden State Newspapers, Inc., as Issuer, and The Bank of New York, as Trustee

4.2*	-	Form of Garden State Newspapers, Inc.’s 8-5/8% Senior Subordinated Notes due 2011, Series A (contained in the Indenture filed as Exhibit 4.1)

4.3*	-	Form of Garden State Newspapers, Inc.’s 8-5/8% Senior Subordinated Notes due 2011, Series B, the “Exchange Note” (contained in the Indenture filed as Exhibit 4.1)

5.0*	-	Opinion of Verner, Liipfert, Bernhard, McPherson & Hand

10.1*	-	$350.0 million amended and restated credit agreement dated as of June 30, 1999 among Garden State Newspapers, Inc., the Banks listed therein, the Guarantors listed therein and the various agents listed therein and which is herein referred to as the new credit agreement

10.2*	-	Employment Agreement dated March 15, 2000 between MediaNews Services and Joseph J. Lodovic, IV

10.3*	-	Employment Agreement dated March 15, 2000, between MediaNews Services and William Dean Singleton

10.4*	-	Joint Operating Agreement dated January 13, 1989, among York Daily Record, Inc., York Newspapers, Inc., and The York Newspaper Company

10.5*	-	Consulting Agreement dated November 16, 1993, between J. Allan Meath and Garden State Newspapers, Inc.

10.6*	-	Asset Purchase Agreement dated July 31, 1995, by and among EPC Holding, Inc., The Eagle Publishing Company, Reformer Publishing Corporation, Middletown Press Publishing Corporation, and Eagle Street Realty Trust, as Sellers, and New England Newspapers, Inc., Brattleboro Publishing Company, Connecticut Newspapers, Inc. and Pittsfield Publications, Inc., as Purchasers

10.7*	-	Asset Purchase Agreement dated July 31, 1995, by and among Banner Publishing Corporation and Eagle Street Realty Trust, as Sellers, and New England Newspapers, Inc. and North Eastern Publishing Company, as Purchasers

10.8*	-	Asset Purchase Agreement by and among Lowell Sun Publishing Company and Lowell Sun Realty Company (Sellers), Garden State Newspapers, Inc. (Purchaser), and John H. Costello, Jr., Alexander S. Costello, Thomas F. Costello, Charlotte E. LaPierre and Dana Biadi (Guarantors), relating to the Acquisition of The Sun and The Sunday Sun dated July 31, 1997

10.9*	-	Asset Purchase and Sale Agreement by and between Tower Media, Inc., as Seller; Jack Kent Cooke Incorporated, as Guarantor; and Garden State Newspapers, Inc., as Purchaser, dated as of December 1, 1997

10.10*	-	Indenture dated as of October 1, 1997, between Garden State Newspapers, Inc. and The Bank of New York, as Trustee, for the issuance of up to $300,000,000 of Series A & B 8-3/4% Senior Subordinated Notes due 2009

10.11*	-	Subordinated Note Purchase Agreement between Garden State Newspapers, Inc. and Greenco, Inc. dated as of January 30, 1998

10.12*	-	Note Purchase Agreement dated February 6, 1998, by and among Garden State Newspapers, Inc. and the Initial Purchasers of $50,000,000 of 8-3/4 Notes due 2009

10.13*	-	Purchase Agreement dated March 10, 1999, by and among Garden State Newspapers, Inc. and the Initial Purchasers of $200,000,000 of 8-5/8% Notes due 2011

10.14*	-	Partnership Agreement of California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC, Donrey Newspapers LLC, the Sun Company of San Bernardino, California and MediaWest-SBC, Inc. dated March 31, 1999

10.15*	-	Contribution Agreement dated March 3, 1999 by and among Garden State Newspapers, Inc., Alameda Newspapers, Inc., V&P Publishing, Inc., Internet Media Publishing, Inc., DR Partners, MediaWest-SBC, Inc. and The Sun Company of San Bernardino, California

10.16*	-	Third Amended and Restated Shareholders’ Agreement dated as of June 30, 1999 among the shareholders of Denver Newspapers, Inc.

10.17*	-	Tax Agreement dated as of June 30, 1999 among the Shareholders of Denver Newspapers, Inc. (now known as The Denver Post Corporation)

10.18*	-	Asset Purchase Agreement dated June 30, 2000 between Penn Jersey Advance, Inc. and MediaNews Group, Inc. and its wholly owned subsidiaries, Long Beach Publishing Company, Easton Publishing Company, South Jersey Newspapers Company and Internet Media Publishing, Inc.

10.19*	-	Asset Purchase Agreement dated as of July 10, 2000 among Thomson Newspapers, Inc., Thomson Newspapers Licensing Corporation, TN Customer Holding LLC and MediaNews Group, Inc.

10.20*	-	Asset Purchase Agreement dated as of December 1, 2000, between AT&T Broadband LLC and MediaNews Group, Inc.

Exhibit
No.		Description

10.21*	-	Credit Agreement, dated as of May 12, 1999, as Amended and Restated as of January 2, 2001.

10.22*	-	Amendment No. 1 dated May 11, 2001, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.

10.23*	-	Amendment No. 2 dated December 27, 2001, to Credit Agreement, dated as of May 12, 1999. As amended and restated as of January 2, 2001.

12.1*	-	Computation of Ratio Earnings to Fixed Charges

21.1	-	Subsidiaries of Registrant

99.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously Filed