Form 10-Q
period 2002-09-30
MEDIANEWS GROUP INC
filed 2002-11-14
CIK 918944

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
OR

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

Yes [X]    No [  ]

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2002

Item No.		Page

	PART I — FINANCIAL INFORMATION
1	Financial Statements	3
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
3	Quantitative and Qualitative Disclosure of Market Risk	3
4	Controls and Procedures	3
	PART II — OTHER INFORMATION
1	Legal Proceedings	3
2	Changes in Securities	3
3	Defaults Upon Senior Securities	3
4	Submission of Matters to a Vote of Security Holders	4
5	Other Information	4
6	Exhibits and Reports on Form 8-K	4

PART I

ITEM 1: FINANCIAL STATEMENTS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 9 of this Form 10-Q.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 9 of this Form 10-Q.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 9 of this Form 10-Q.

ITEM 4: CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. We have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our most recent evaluation.

PART II

ITEM 1: LEGAL PROCEEDINGS

The information required by this item is filed as part of this Form 10-Q as Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements. See Index to Financial Information on page 9 of this Form 10-Q.

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

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MEDIANEWS GROUP, INC.

Dated:	November 13, 2002	By:	/s/ Ronald A. Mayo Ronald A. Mayo Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

CERTIFICATIONS

I, William Dean Singleton, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of MediaNews Group, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ William Dean Singleton

(William Dean Singleton) Vice Chairman, Chief Executive Officer and Director

CERTIFICATIONS

I, Joseph J. Lodovic, IV, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of MediaNews Group, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ Joseph J. Lodovic, IV

(Joseph J. Lodovic, IV) President

CERTIFICATIONS

I, Ronald A. Mayo, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of MediaNews Group, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ Ronald A. Mayo

(Ronald A. Mayo) Vice President and Chief Financial Officer

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	June 30,
	2002	2002

	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,568	$2,029
Accounts receivable, less allowance for doubtful accounts of $10,732 at September 30, 2002 and $10,669 at June 30, 2002	80,053	79,008
Inventories of newsprint and supplies	11,607	10,205
Prepaid expenses and other assets	7,163	7,760
Income taxes receivable	4,516	6,137

TOTAL CURRENT ASSETS	109,907	105,139

PROPERTY, PLANT AND EQUIPMENT
Land	37,225	37,225
Buildings and improvements	104,249	103,915
Machinery and equipment	309,478	306,630

TOTAL PROPERTY, PLANT AND EQUIPMENT	450,952	447,770
Less accumulated depreciation and amortization	149,678	144,418

NET PROPERTY, PLANT AND EQUIPMENT	301,274	303,352

OTHER ASSETS
Investment in unconsolidated JOAs	241,575	244,549
Subscriber accounts, less accumulated amortization of $117,134 at September 30, 2002 and $112,595 at June 30, 2002	93,764	98,303
Excess of cost over fair value of net assets acquired	381,945	381,945
Newspaper mastheads	146,242	146,242
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $34,106 at September 30, 2002 and $33,581 at June 30, 2002	3,930	4,455
Other	39,603	39,199

TOTAL OTHER ASSETS	907,059	914,693

TOTAL ASSETS	$1,318,240	$1,323,184

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	June 30,
	2002	2002

	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$10,549	$12,417
Accrued liabilities	62,174	65,332
Unearned income	20,703	21,085
Current portion of long-term debt and obligations under capital leases	4,857	7,707

TOTAL CURRENT LIABILITIES	98,283	106,541

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	941,077	949,383

OTHER LIABILITIES	27,374	30,462

DEFERRED INCOME TAXES	61,141	56,290

MINORITY INTEREST	157,466	156,007

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized, 2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	3,631	3,631
Accumulated other comprehensive loss, net of taxes	(12,754)	(14,030)
Retained earnings	44,020	36,898
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	32,899	24,501

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,318,240	$1,323,184

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,

	2002	2001

	(In thousands, except share data)
REVENUES
Advertising	$134,819	$134,885
Circulation	34,745	35,656
Other	10,068	8,630

TOTAL REVENUES	179,632	179,171

COSTS AND EXPENSES
Cost of sales	60,960	65,160
Selling, general and administrative	86,899	83,113
Depreciation and amortization	10,671	12,601
Interest expense	16,995	20,362
Other (income) expense, net	(1,778)	1,256

TOTAL COSTS AND EXPENSES	173,747	182,492

EQUITY INCOME IN UNCONSOLIDATED JOAS	14,580	10,942

MINORITY INTEREST	(8,466)	(7,849)

INCOME (LOSS) BEFORE INCOME TAXES	11,999	(228)
INCOME TAX (EXPENSE) BENEFIT	(4,877)	100

NET INCOME (LOSS)	$7,122	$(128)

NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common share	$3.10	$(0.06)

Weighted average number of shares outstanding	2,298,346	2,298,346

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,

	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,122	$(128)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	10,671	12,601
Provision for losses on accounts receivable	2,451	2,078
Amortization of debt discount	575	717
Gain on sale of assets	(652)	(1,337)
Equity income in unconsolidated JOAs	(14,580)	(10,942)
Equity (income) losses in non-JOA equity investments	(244)	406
Change in defined benefit plan assets	(68)	(552)
Deferred income tax expense (benefit)	4,024	(106)
Minority interest	8,466	7,849
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	327	—
Unrealized gain on interest rate swaps	(2,413)	—
Change in operating assets and liabilities	(6,184)	(3,634)

NET CASH FLOWS FROM OPERATING ACTIVITIES	9,495	6,952
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from unconsolidated JOAs	16,656	14,701
Distributions from non-JOA investments	441	—
Investments in non-JOA equity investments	(500)	(650)
Purchases of machinery and equipment	(3,154)	(3,464)
Proceeds from the sale of assets	275	2,553

NET CASH FLOWS FROM INVESTING ACTIVITIES	13,718	13,140
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	15,700	16,945
Reduction of long-term debt and other liabilities	(27,368)	(25,940)
Distributions paid to minority interest	(7,006)	(8,984)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(18,674)	(17,979)
INCREASE IN CASH AND CASH EQUIVALENTS	4,539	2,113
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,029	7,149

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,568	$9,262

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$14,080	$16,051

Income taxes (refunded)	$(682)	$(91)

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Significant Accounting Policies and Other Matters

Basis of Quarterly Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2003.

Joint Operating Agencies

     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a JOA agreement. Editorial control and news at each of the individual newspapers, which are parties to a JOA agreement, continue to be separate and outside of the joint operating agency. The Company, through its subsidiaries, York Newspapers, Inc., Charleston Publishing Company, Kearns-Tribune, LLC, and The Denver Post Corporation, participates in joint operating agencies in York, PA, Charleston, WV, Salt Lake City, UT and Denver, CO, respectively.

     In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-1, Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures, effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. Prior to adoption of EITF 00-1, the Company accounted for all of its JOA operations using the pro-rata consolidation method. Upon adoption of EITF 00-1, effective June 30, 2000, the Company began accounting for its unconsolidated JOA investments under the equity method. Accordingly, the Company now reports its share of the unconsolidated JOA operations as a net amount in the consolidated statement of operations under the financial statement line item “Equity Income in Unconsolidated JOAs.” Equity income in unconsolidated JOAs also includes the amortization of subscriber lists recorded in conjunction with the original purchase of the newspaper and an interest in the corresponding JOA, as the subscriber lists are attributable to the Company’s earnings in the JOA. The Company’s investments in unconsolidated JOAs are included in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs.”

     While the operating results of the Denver JOA and the Salt Lake JOA are accounted for under the equity method, the editorial expenses related to the newspapers the Company owns, which are published by these JOAs, continue to be included in the Company’s operating expenses as these expenses are incurred outside of the related JOA. Editorial costs at Denver and Salt Lake are incurred by our consolidated subsidiaries The Denver Post Corporation and Kearns-Tribune, LLC, respectively. The Charleston JOA, on the other hand, accounts for editorial expenses within the JOA, thus these are not operating expenses of our wholly-owned subsidiary, Charleston Publishing Company. As a result, Charleston editorial expenses are included in “Equity Income in Unconsolidated JOAs” rather than operating expenses. The York JOA results are consolidated but exclude the editorial costs of the York Daily Record, the other newspaper in the York JOA, which is not owned by MediaNews.

Long-Lived Assets

     Effective July 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121,

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Significant Accounting Policies and Other Matters (continued)

Long-Lived Assets (continued)

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. Based on the Company’s evaluation, there is no impairment or plans to dispose of long-lived assets and therefore the adoption of this standard had no impact on the Company’s financial position or results of operations.

Reclassifications

     For comparability, certain balances for the quarter ended September 30, 2001 have been reclassified to conform to current reporting classifications.

Income Taxes

     The effective income tax rate varies from the federal statutory rate because of state income taxes and the non-deductibility of certain expenses.

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

NOTE 2: Hedging Activities

     During the second quarter of fiscal year 2002, the creditworthiness of the counterparty to one of the Company’s newsprint swap agreements, Enron North America Corp. (“Enron”) was downgraded below investment grade; subsequently, Enron filed for bankruptcy and failed to make required payments to the Company under the swap agreement, creating an event of default under the swap agreement. These events caused the Company to notify Enron on February 5, 2002, of its termination of the swap agreement under the early termination provisions of the swap agreement and that the Company believes it has no financial obligations to Enron, based on its calculations pursuant to the terms of the agreement. Enron has acknowledged the termination of the swap agreement and has notified the Company that it disagrees with the Company’s calculation of the amount owing in connection with the termination. The Company does not agree with Enron’s calculations and intends to vigorously defend any claim made by Enron. The Company continues to monitor and evaluate the situation. The Company is accounting for the early termination of the swap in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

     As of June 30, 2002, the Company had one interest rate swap with a notional amount of $75.0 million, on its variable rate debt. This swap expired effective October 2, 2002, and the settlement was accounted for as a component of interest expense and accrued interest at September 30, 2002. As a result of this swap expiring, $0.2 million of unrealized loss associated with the swap, which was included in accumulated other comprehensive loss, net of taxes, was reclassified to earnings as of September 30, 2002.

     As of June 30, 2002, the Company had a fixed to variable interest rate swap agreement portfolio with a total notional amount of $250.0 million. The agreements swap fixed-rate interest payments for variable payments based on current pricing. These swaps do not qualify for hedge accounting and therefore changes in their fair value have been recognized in other (income) expense, net as a result of marking these derivative instruments to market. In

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: Hedging Activities (continued)

August 2002, the Company terminated two of these interest rate swap agreements, reducing the total notional amount of the fixed to variable interest rate swap portfolio to $150.0 million. As a result of monetizing these two interest rate swaps in fiscal year 2003, the Company received $2.2 million in cash and realized a gain of $2.0 million, $1.1 million of which was already recorded as an asset at June 30, 2002, due to the mark to market accounting for these swaps. Additionally, a gain of $2.4 million was recorded in other (income) expense, net during the first quarter of fiscal year 2003 to mark to market the change in the fair value of the $150.0 million total notional amount of the remaining portfolio of fixed to variable interest rate swap agreements. The change in fair value of these swaps was not recorded as a reduction in interest expense because these swaps did not qualify for hedge accounting.

NOTE 3: Comprehensive Income (Loss)

     The Company’s comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,

	2002	2001

	(In thousands)
Net income (loss)	$7,122	$(128)
Unrealized gain (loss) on hedging activities, net of tax	949	(3,277)
Unrealized loss on newsprint and interest rate hedging activities, reclassified to earnings, net of tax	327	—

Comprehensive income (loss)	$8,398	$(3,405)

NOTE 4: Unconsolidated Companies, Including JOAs

     The following table represents the summary financial data, on a combined basis, for all the Company’s investments accounted for under the equity method, including unconsolidated JOAs (the entities represented in the table below are included at 100%).

	Three Months Ended September 30,

	2002	2001

	(In thousands)
Total revenues	$182,463	$187,143
Net income	$15,927	$19,993

NOTE 5: Recent Events

     Effective October 1, 2002, the California Newspapers Partnership (“CNP”) acquired substantially all of the operating assets used in the publication of The Reporter, a morning daily newspaper and Valu-Pack, a total market coverage product, both published in Vacaville, California. At the date of purchase, the newspaper had daily and Sunday paid circulation of approximately 18,000 and 20,000, respectively. The purchase price of $31.0 million includes $30.0 million of cash, net of working capital, plus future payments under a covenant not to compete with a discounted value of approximately $1.0 million. Contributions from the individual partners of CNP were used to fund the acquisition of which the Company’s portion was approximately $16.3 million, and was funded under the Company’s bank credit agreement.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: Recent Events (continued)

     Effective October 1, 2002, CNP acquired substantially all of the operating assets used in the publication of the Original Apartment Magazine, a free distribution apartment rental magazine. The Original Apartment Magazine is published every two weeks in three different zones, Los Angeles/San Fernando, Orange County, and the Inland Empire. The purchase price was approximately $10.0 million, plus an additional earn out of up to $6.0 million dependent on future operating performance. Contributions from the individual partners of CNP were used to fund the acquisition of which the Company’s portion was $5.4 million, and was funded under the Company’s bank credit agreement.

     On October 31, 2002, the Denver Newspaper Agency (“DNA”), 50% owned by the Company, announced it had reached a tentative agreement to sell its office building, which houses the Rocky Mountain News editorial operations and DNA’s corporate office, to the City and County of Denver for $16.0 million. The agreement provides for the City to lease the building back to DNA while DNA seeks a new location. DNA is examining several possible locations that would house all of DNA’s business offices, as well as the separate editorial operations of The Denver Post and the Rocky Mountain News. DNA expects to recognize a gain upon consummation of the sale.

NOTE 6: Contingent Matters

     In December 2000, Salt Lake Tribune Publishing Company (“Salt Lake Publishing”) brought a lawsuit and moved for a preliminary injunction against MediaNews, AT&T Corporation, and AT&T Broadband, LLC. That lawsuit is now pending in the United States District Court for the District of Utah as case number 2:00 CV 936. At the time the lawsuit was filed, Salt Lake Publishing was the manager of The Salt Lake Tribune, a newspaper owned by the Company’s now wholly-owned subsidiary Kearns-Tribune, LLC (“Kearns, LLC”). Salt Lake Publishing initially moved to prevent the Company from acquiring Kearns, LLC from AT&T Broadband, LLC. The District Court denied the preliminary injunction motion by order dated December 15, 2000, and the Company acquired Kearns, LLC on January 2, 2001. After Kearns, LLC was acquired by the Company, Salt Lake Publishing filed a second motion for a preliminary injunction claiming that actions taken by Kearns, LLC after its acquisition by the Company breached a certain Management Agreement and a certain Option Agreement between Kearns, LLC and Salt Lake Publishing, both of which are dated July 31, 1997. That motion sought to restore certain Salt Lake Publishing employees to certain director and officer positions at Kearns, LLC and the Newspaper Agency Corporation (“NAC”) from which they were removed and to suspend the implementation of various amendments to a Joint Operating Agreement between Kearns, LLC and Deseret News Publishing Company (“Deseret Publishing”). The District Court granted Salt Lake Publishing’s motion in part by order dated February 21, 2001, and Salt Lake Publishing continued to manage Kearns, LLC until July 31, 2002.

     In September 2001, Deseret Publishing, the publisher of the Deseret News, the other party to the Joint Operating Agreement with Kearns, LLC, joined the lawsuit pending in federal court between Salt Lake Publishing and the Company. Deseret Publishing named both Salt Lake Publishing and Kearns, LLC as defendants, and is seeking, among other things, damages (Deseret Publishing’s damages claims are confined to Salt Lake Publishing only and do not include Kearns, LLC) and declaratory and injunctive relief as to the meaning and enforceability of the Option, Management, and Joint Operating Agreements.

     In accordance with the Management Agreement, in January 2002 the Company notified Salt Lake Publishing that the Company would not be renewing the Management Agreement and that the Company would take over management of Kearns, LLC on July 31, 2002, when the Management Agreement expired by its terms. Seeking to continue its management of Kearns, LLC, Salt Lake Publishing filed an injunction seeking to stay on as manager until the issues surrounding the option exercise (more fully described below) are resolved on appeal. The injunction was denied, and on August 1, 2002, the Company began managing the operations of Kearns, LLC, subject to certain conditions imposed in the District Court’s Order dated July 22, 2002. That Order required MediaNews to provide Salt Lake Publishing with 30 days advance notice before disposing of any Tribune Asset exceeding $250,000 in value and to refrain from amending the Joint Operating Agreement or proceeding with irrevocable acts to acquire land and build a new press facility until 10 days after an entry of judgment in the case by the District Court. Salt Lake Publishing is appealing the denial of the injunction to the United States Court of Appeals for the Tenth Circuit, which is scheduled to hear oral argument on the appeal on November 20, 2002.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Contingent Matters (continued)

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

     In April 2002, the Utah District Court issued an order dismissing Salt Lake Publishing’s claims against the AT&T defendants. With regard to the dispute between Salt Lake Publishing, Deseret Publishing, MediaNews, and Kearns LLC, on May 31, 2002, the District Court issued an Order on Motions for Summary Judgment ruling that Salt Lake Publishing held a valid and enforceable option to purchase the Tribune Assets, (defined as all of the assets used, held for use or usable in connection with the operation and publication of The Salt Lake Tribune), owned by Kearns, LLC. However, the District Court also ruled that one of the key components of the Tribune Assets, stock in NAC, was subject to an anti-alienation provision contained in the Joint Operating Agreement that precludes the sale, assignment or transfer of the NAC stock by either party absent a waiver or modification of the provision. Subsequent to the court ruling, Deseret Publishing notified Salt Lake Publishing that it would not waive or modify the anti-alienation provision or consent to the sale or transfer of the NAC stock to Salt Lake Publishing. On August 21, 2002, the District Court certified for immediate appeal to the United States Court of Appeals for the Tenth Circuit the question of whether the anti-alienation provision contained in the Joint Operating Agreement is enforceable, as the District Court held in its Summary Judgment Order, or is instead void as against public policy, as Salt Lake Publishing contends. On September 6, 2002, the appellate court agreed to hear an immediate appeal of this issue, and consolidated it with the appeal of the denial of the injunction, which is scheduled to be argued on November 20, 2002.

     Notwithstanding Deseret Publishing’s communication to Salt Lake Publishing and the Company that it will not waive the anti-alienation provision of the Joint Operating Agreement, Salt Lake Publishing has notified Kearns, LLC of its intention to exercise its option to acquire the Tribune Assets owned by Kearns, LLC. Salt Lake Publishing is seeking a judicial order requiring Kearns, LLC to specifically perform the Option Agreement. In the event the option were to be exercised, the Option Agreement provides for the purchase of “all, and not less than all” of the Tribune Assets held by Kearns, LLC at their fair market value as determined by an appraisal process involving up to three appraisers. That appraisal process is ongoing. The Company’s appraisal valued the Tribune Assets at $380.0 million, whereas Salt Lake Publishing’s appraisal valued the Tribune Assets at $218.0 million. Because the Company’s and Salt Lake Publishing’s appraisals were more than 10% apart, under the Option Agreement, the appraisers appointed by the Company and Salt Lake Publishing must jointly select a third appraiser, and the ultimate fair market value determination (the “exercise price”) will depend significantly upon the appraised value as determined by the third appraiser. No third appraiser has yet been selected, and Salt Lake Publishing has filed a motion in the pending case which seeks, among other things, to have the District Court appoint as third appraiser a candidate put forth by Salt Lake Publishing’s appraiser. The Company has opposed this motion. The Company continues to believe that the “exercise price,” if the option was successfully exercised, will be substantially in excess of its $200.0 million purchase price of Kearns, LLC.

     Salt Lake Publishing has amended its original complaint several times and currently asserts against MediaNews and Kearns, LLC various claims, including claims for breaches of contract, tort claims and claims for declaratory and injunctive relief relating to the Management, Option, and Joint Operating Agreements. Salt Lake Publishing is seeking, among other things, both compensatory and punitive damages and specific performance of the Option Agreement. MediaNews and Kearns, LLC have pending counterclaims against Salt Lake Publishing seeking declaratory and injunctive relief relating to the Management, Option and Joint Operating Agreements, and damages for breaches of contract and interference with contract. Additionally, MediaNews and Kearns, LLC have pending counterclaims for declaratory judgment, but no damages claims, naming Deseret Publishing. Deseret Publishing has claims against Salt Lake Publishing, MediaNews and Kearns LLC as described in the second paragraph of this Note. A trial on the issues that remain after the District Court’s Summary Judgment Order is currently scheduled to commence January 13, 2003. The Company is not in a position at this time to comment on the likely outcome of the damage portion of the litigation or the success of any appeals of the Utah District Court ruling; however, the

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Contingent Matters (continued)

Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.8 million was recorded in other (income) expense, net for the quarter ended September 30, 2002 related to the cost of defending these lawsuits. The cost of defending these lawsuits has been and may continue to be substantial.

Other

     In November 2001, one of the Company’s former newsprint vendors brought a lawsuit against the Company seeking actual and compensatory damages relating to the Company’s alleged breach of a newsprint agreement between the vendor and the Company. The Company believes it has meritorious arguments in defense of the alleged breach and intends to vigorously defend itself in this matter. In addition, the Company has filed a counterclaim against the plaintiff related to damages caused by the plaintiff’s breaches. While the Company does not expect an unfavorable outcome, the Company does not believe an unfavorable outcome would have a material adverse impact on its financial condition, results of operations, or liquidity. The trial on this matter has been continued to March 3, 2003; however, the Company is currently involved in settlement discussions.

     MediaNews terminated a newsprint swap with Enron North America Corp. (“Enron”) effective February 6, 2002. Enron has informed MediaNews that it disagrees with MediaNews’ method of calculating the amount due with respect to the early termination of the swap. Enron has asserted that by its calculations MediaNews owes Enron approximately $16.2 million as a result of their termination. Enron has threatened to take legal action if MediaNews does not make such payment. MediaNews does not agree with Enron’s calculations and intends to vigorously defend any claim by Enron. MediaNews believes that it has properly calculated the amount of the payment due in connection with the termination of the swap, and that it has meritorious defenses to any claim by Enron. MediaNews has not recorded any liability associated with the termination of this swap, except as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at the time the swap was deemed to be an ineffective hedge.

     The Company is involved in other litigation arising in the ordinary course of business. In management’s opinion, the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations, or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Results

     Provided below is certain summary historical financial data for the quarters ended September 30, 2002 and 2001, including the percentage change between quarters.

Summary Historical Financial Data
(Dollars in thousands)

	Three Months Ended September 30,

	2002	2001	2002 vs. 2001

INCOME STATEMENT DATA
Total Revenues	$179,632	$179,171	0.3%

Cost of Sales	60,960	65,160	(6.4)
Selling, General and Administrative	86,899	83,113	4.6
Depreciation and Amortization	10,671	12,601	(15.3)
Interest Expense	16,995	20,362	(16.5)
Other (Income) Expense, Net	(1,778)	1,256	(d )

Total Costs and Expenses	173,747	182,492	(4.8)

Equity Income in Unconsolidated JOAs	14,580	10,942	33.2

Minority Interest	(8,466)	(7,849)	7.9

Net Income (Loss)	7,122	(128)	(d )
EBITDA(a)
EBITDA	$31,773	$30,898	2.8%
Minority Interest EBITDA (b)	(11,450)	(10,744)	6.6
Combined EBITDA of Unconsolidated JOAs(c)	18,668	15,301	22.0

EBITDA Available to Company	$38,991	$35,455	10.0%

(a)	EBITDA and EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. EBITDA and EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our unaudited condensed consolidated financial statements. EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. EBITDA Available to Company is calculated by: (i) reducing EBITDA by the minority’s interest in the EBITDA generated from the California Newspapers Partnership, York Newspaper Company and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries; and (ii) increasing EBITDA by our combined proportionate share of the EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and Charleston.

(b)	Includes minority interest in EBITDA of the California Newspapers Partnership, The Denver Post Corporation and York Newspaper Company.

(c)	Includes our proportionate share of EBITDA from JOAs in Denver, Salt Lake City and Charleston.

(d)	Not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary Supplemental Pro Forma Financial Data

     Joint operating agencies, or JOAs, represent a unique operating structure within the newspaper industry. Prior to EITF 00-1, which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests on a pro-rata consolidated basis. Under this method, we consolidated on a line-item basis our proportionate share of the JOAs’ operations. Although pro-rata consolidation is no longer considered an acceptable method for our financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations and the amount of operating cash flow available to the Company to meet capital expenditure and debt service requirements. In addition, our JOA agreements do not restrict cash distributions to the owners and in general our JOAs make monthly distributions. We use pro-rata consolidation to evaluate our performance and present it here because our Bank Credit Agreement and our public notes define cash flows (EBITDA) from operations using pro-rata consolidation. We also believe financial analysts and investors use this pro-rata consolidation and the resulting EBITDA, combined with capital spending requirements, and leverage analysis to evaluate our performance. This information should be used in conjunction with GAAP performance measures in order to evaluate the overall prospects and performance of the Company. Net income determined using pro-rata consolidation is identical to net income determined using GAAP.

     In the table below we have presented the results of operations of our JOAs using pro-rata consolidation. Our JOAs include York Newspaper Company, Charleston Newspapers, Denver Newspaper Agency and Newspaper Agency Corporation (Salt Lake City) for all of the periods presented in this Form 10-Q. See Liquidity and Capital Resources for discussion of JOA capital spending and debt along with Note 1 of the condensed consolidated financial statements for additional discussion of the GAAP accounting for our JOAs.

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE
11 OF REGULATION S-X

Summary Selected Pro Forma Financial Data
(Dollars in thousands)

	Three Months Ended September 30,

	2002	2001	2002 vs. 2001

PRO-RATA CONSOLIDATED INCOME STATEMENT DATA
Total Revenues	$249,168	$248,892	0.1%

Cost of Sales	83,852	91,647	(8.5)
Selling, General and Administrative	116,846	112,996	3.4
Depreciation and Amortization	14,410	16,187	(11.0)
Interest Expense	17,040	20,440	(16.6)
Other (Income) Expense, Net	(1,661)	1,730	(c )

Total Costs and Expenses	230,487	243,000	(5.1)

Minority Interest	(6,683)	(6,121)	9.2

Net Income (Loss)	7,122	(128)	(c )
EBITDA(a)
EBITDA	$48,470	$44,249	9.5%
Minority Interest EBITDA(b)	(9,479)	(8,794)	7.8

EBITDA Available to Company	$38,991	$35,455	10.0%

(a)	See footnote (a) on page 20.

(b)	Includes minority interest in EBITDA of the California Newspapers Partnership and The Denver Post Corporation.

(c)	Not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Significant Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent matters. Notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2002, contain a more complete discussion of our significant accounting policies. Significant accounting policies for us include revenue recognition; receivable allowances; recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates; pension and retiree medical benefits which requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries; federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuations of deferred tax assets. In making these estimates we use our historical experience, actuarial studies and other assumptions, as appropriate, concerning the carrying values of our assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates if actual experience is different from what is expected.

     Advertising revenue is earned and recognized when advertisements are published, inserted, aired or displayed and are net of provisions for estimated rebates, credit and rate adjustments and discounts. Circulation revenue includes single copy and home delivery subscription revenue. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for expected returns. Home delivery subscription revenue is earned and recognized when the newspaper is delivered to the customer. Amounts received in advance of an advertisement or newspaper delivery are deferred and recorded on the balance sheet as a current liability to be recognized into income only when the revenue has been earned.

     During 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-1, Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures (“EITF 00-1”), effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. Prior to our adoption of EITF 00-1, we accounted for all of our JOA operations using the pro-rata consolidation method. Upon adoption of EITF 00-1, effective June 30, 2000, we began accounting for our unconsolidated JOA operations as a single net amount in our consolidated statement of operations under the financial statement line item “Equity Income in Unconsolidated JOAs.” Our investment in unconsolidated JOAs is included in the consolidated balance sheet under the financial statement line item “Investment in Unconsolidated JOAs.” In accordance with EITF 00-1, all previously reported financial statements have been reclassified to conform to the new reporting classification requirements.

Revenues

     Revenues for the quarter ended September 30, 2002 were $179.6 million as compared to $179.2 million for the same quarter of fiscal year 2002. The change represents an increase of $0.4 million, or 0.3%. First quarter revenues for fiscal year 2003 as compared to fiscal year 2002 were negatively impacted because fiscal year 2002 had 14 Sundays while fiscal year 2003 had 13 Sundays. Day shifts, particularly related to a Sunday, can affect individual reporting periods, but even out during the year.

     Advertising revenues decreased by approximately 0.05% as compared to the same period in the prior year. The slight decrease in advertising revenue was due to a 8.8% decrease in classified advertising and a slight decline in retail advertising, while national and niche product advertising grew $5.3 million nearly offsetting the classified and retail declines. Classified employment advertising continues to experience declines due to the economic slowdown that has been experienced throughout the United States. Additionally, we experienced modest declines in classified automotive and real estate advertising.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (continued)

     Circulation revenues remained relatively flat compared to the same period last year as small circulation volume declines in some markets were offset by rate increases.

     Revenues from our interactive media division, MNGi, increased 55% or $1.2 million during the quarter ended September 30, 2002 as a result of the continued strong market acceptance of the combined print and online packages that we offer to our advertisers and our online employment category. Our on-line employment advertising service provider is Employment Specialists, in which we have a 40% ownership interest and is accounted for under the equity method of accounting.

Cost of Sales

     Cost of sales for the quarter ended September 30, 2002 were $61.0 million as compared to $65.2 million for the same quarter of fiscal year 2002. The change represents a decrease of $4.2 million or 6.4%. Metric tons consumed during the first quarter of fiscal year 2003 remained relatively flat as compared to the first quarter of fiscal year 2002. The majority of the decrease was the result of a 27% decrease in our average price per metric ton of newsprint consumed. Our average price was approximately $425 per metric ton during the first quarter of fiscal year 2003 as compared to $585 for the same period in fiscal year 2002.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expense for the quarter ended September 30, 2002 was $86.9 million as compared to $83.1 million for the same quarter of fiscal year 2002. The change represents an increase of $3.8 million, or 4.6%.

     The increase in SG&A expense is in part the result of an increase of approximately $1.4 million in marketing and advertising expenses for the quarter ended September 30, 2002, as compared to the same period in the prior year. Marketing and advertising expense increased as a result of the increase in national advertising revenue mentioned previously and new sales initiatives started in the third quarter of fiscal year 2002, which have continued into the first quarter of fiscal year 2003. In addition, SG&A expense has increased as a result of increased costs associated with the growth experienced in our Internet operations and increased health insurance, property and casualty insurance costs, reinstatement of 401k matching benefits and lifting salary freezes for certain classes of employees.

Depreciation and Amortization

     Depreciation and amortization expense for the quarter ended September 30, 2002 was $10.7 million as compared to $12.6 million for the same quarter of fiscal year 2002. The change represents a decrease of $1.9 million, or (15.3)%, and is primarily due to certain assets becoming fully depreciated during the prior fiscal year.

Interest Expense

     Interest expense for the quarter ended September 30, 2002 was $17.0 million as compared to $20.4 million for the same quarter of fiscal year 2002. The change represents a decrease of $3.4 million, or (16.5)%. The decrease is the result of a $58.6 million, or 5.8% decrease in average debt outstanding, due in part to $11.7 million of net debt paydowns in the first quarter of fiscal year 2003. The decrease in interest expense was also the result of a 99 basis point reduction in weighted average cost of debt in fiscal year 2003 compared to fiscal year 2002, primarily associated with changes in short-term interest rates. Interest expense was also impacted by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $0.5 million in the first quarter of fiscal year 2003, compared to increasing interest expense by $1.0 million in the same quarter in fiscal year 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (continued)

Other (Income) Expense, Net

     Other (income) expense, net for the quarter ended September 30, 2002 was $(1.8) million as compared to $1.3 million for the same quarter of fiscal year 2002. We include in other (income) expense, net costs which are considered to be non-recurring and those costs not related to ongoing operations. The charges incurred during the first quarter of fiscal year 2003 relate to litigation expense of $0.8 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.4 million related to the ongoing accretion of the cost to repurchase an option held by a third party to acquire one of our newspapers, $0.3 million in restructuring costs at one of our properties, and expense of $0.2 million associated with certain other one-time, non-recurring charges. These charges were offset by the positive impact of $2.4 million of unrealized gains related to the marking to market of our fixed to variable interest rate swap agreements, $0.9 million of realized gains related to monetizing a portion of our fixed to variable interest rate swap agreement portfolio, and a net $0.2 million in income from our non-JOA investments. In comparison, the charges incurred during the first quarter of fiscal year 2002 include $1.0 million of restructuring costs, $0.3 million related to the ongoing accretion of the cost to repurchase an option described earlier, a net $0.4 million in equity loss from our non-JOA investments, offset in part by income of $0.4 million associated with gains on sale of assets offset by certain other one-time, non-recurring charges.

Equity Income in Unconsolidated JOAs

     Equity income from unconsolidated JOAs for the quarter ended September 30, 2002 was $14.6 million as compared to $10.9 million for the same quarter of fiscal year 2002. Equity income in unconsolidated JOAs represents our share of the net income from our unconsolidated JOA operations, which as of September 30, 2002 includes Charleston Newspapers, the Denver Newspaper Agency, and the Newspaper Agency Corporation in Salt Lake City. The $3.7 million increase in equity income in unconsolidated JOAs in fiscal year 2003 compared to fiscal year 2002 is due primarily to the improved results at the Denver Newspaper Agency. Charleston Newspapers and the Newspaper Agency Corporation also experienced improved operating results during the first quarter of fiscal year 2003 compared to the same period of fiscal year 2002, but to a lesser degree than the Denver Newspaper Agency.

Net Income (Loss)

     We reported net income for the quarter ended September 30, 2002 of $7.1 million as compared to a loss of $0.1 million for the same quarter of fiscal year 2002. In addition to the changes described above, net income was impacted by a $0.6 increase in minority interest expense and a $5.0 million increase in income tax expense, of which approximately $4.0 million is related to deferred income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of liquidity are existing cash and other working capital, cash flows provided from operating activities, distributions from JOAs and the borrowing capacity under our credit agreement. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. We, from time to time, increase our newsprint inventories in anticipation of price increases. In fourth quarter of our fiscal year 2002 and continuing into the first quarter of fiscal year 2003, we built newsprint inventories to delay the impact to us of an announced price increase. In general, our receivables have been collected on a timely basis.

     Net cash flows from operating activities were approximately $9.5 million for the three months ended September 30, 2002 and $7.0 million for the three months ended September 30, 2001. The $2.5 million increase in cash flows from operating activities was primarily the result of a $0.9 million increase in EBITDA offset in part by a $2.5 million change in operating assets and liabilities. The $2.5 million change in operating assets and liabilities was primarily the result of timing related to receipts on accounts receivable and payments on accounts payable and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (continued)

accrued expenses, as well as growth in our newsprint inventories in anticipation of a price increase announced in August 2002. Also, affecting the change was the impact of $0.9 million gain recognized in the first quarter of fiscal year 2003 as a result of monetizing part of our fixed to variable interest rate swap portfolio.

     Net cash flows from investing activities were $13.7 million for the three months ended September 30, 2002 and $13.1 million for the three months ended September 30, 2001. The $0.6 million change was primarily the result of a $2.0 million increase in distributions from unconsolidated JOAs, a $0.4 million increase in distributions from non-JOA investments, and a $0.3 million decrease in capital expenditures, offset in part by a $2.3 million decrease in proceeds related to the sale of certain assets.

     Net cash flows from financing activities were ($18.7) million for the three months ended September 30, 2002 and ($18.0) million for the three months ended September 30, 2001. The change of approximately ($0.7) million was the result of our paying down a net $11.7 million of long-term debt in the first quarter of fiscal 2003, compared to paying down a net $9.0 million during the same period of fiscal 2002, offset in part by a $2.0 million decrease in distributions to minority interest due to a reduction in distributable cash from operations.

Liquidity

     Based upon current and expected future operating results, we believe we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. As of September 30, 2002, we have approximately $142.4 million available for future borrowings under our bank credit agreement, net of approximately $4.7 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise. Reductions in availability under our bank credit agreement begin in September 2003, which is more fully described in the notes to the consolidated financial statements of our June 30, 2002 Form 10-K. Despite the decrease in pension assets experienced in fiscal year 2002, we do not expect our defined benefit pension plans will require any significant cash contributions in fiscal year 2003.

     Our share of long-term debt of unconsolidated JOAs is approximately $3.9 million at September 30, 2002.

     Our various obligations and funding commitments have not materially changed from the disclosure made in our annual report on Form 10-K for the year ended June 30, 2002. In the first quarter of our fiscal year 2003 we spent $4.2 million, including our share of capital expenditures from unconsolidated JOAs of approximately $1.2 million. Our capital expenditures for fiscal year 2003 are expected to be approximately $29.0 million, excluding the portion attributable to minority interest.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK

Debt and Related Interest Rate Swaps

     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes the bank term loan and bank credit facility. Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. We periodically enter into interest rate swap agreements to reduce our exposure to the uncertainty of short-term interest rate fluctuations associated with our bank debt. The nature and position of our bank debt and interest rate swaps have not materially changed from the disclosure made in our annual report on Form 10-K for the year ended June 30, 2002, except as described below.

     As of June 30, 2002, we had one interest rate swap with a notional amount of $75.0 million, on our variable rate debt. This swap expired effective October 2, 2002, and the settlement was accounted for as a component of interest expense and accrued interest at September 30, 2002. As a result of this swap expiring, $0.2 million of unrealized loss associated with the swap, which was included in accumulated other comprehensive loss, net of taxes, was reclassified to earnings as of September 30, 2002.

     As of June 30, 2002, we had several fixed to variable interest rate swap agreements with a total notional amount of $250.0 million. These particular agreements swap fixed-rate interest payments for variable interest rate payments based on current pricing. These swaps, which do not qualify for hedge accounting, were entered into to mitigate the effects of a protracted and slow economic recovery and to take advantage of the current low interest rates available under a variable rate instrument. During the first quarter of fiscal year 2003, we terminated two of these interest rate swap agreements, reducing the total notional amount to $150.0 million. A gain of $0.9 million was recognized in fiscal year 2003 as a result of the monetizing these two swaps, and an unrealized gain of $2.4 million was recognized as a result of marking to market the change in fair value of the remaining $150.0 million total notional amount of our fixed to variable interest rate swap agreements portfolio.

Newsprint Prices

     To mitigate the influence of newsprint price fluctuations, we periodically enter into fixed price newsprint contracts and newsprint swap agreements. We did not enter into any new fixed price contracts or newsprint swap agreements during the quarter ended September 30, 2002.

     In October 2002, we saw a portion of the August 2002 announced market price increase for newsprint begin to take hold, and it currently appears the price for large newsprint buyers will settle in at $455 per metric ton for 30 pound newsprint. The October 2002, RISI (Resource Information Systems, Inc.) index price for North American 30-pound newsprint was $475 per metric ton, compared to October 2001 RISI price index of $525 per metric ton; therefore, we expect to continue to benefit, at least in the short-term, from a lower average cost per ton of newsprint consumed on a year-over-year basis. Despite the low market price for newsprint, our average price per metric ton will continue to be partially offset by our fixed price newsprint contract and newsprint swap, which at September 30, 2002 are both in excess of the market price. Currently, the weighted average price of our newsprint under both the fixed price and swap agreement for the remainder of fiscal year 2003 is expected to be approximately $611 per metric ton.

     Because of the decline in newsprint prices in fiscal year 2002, we saw the value of our newsprint swap agreement decrease due to decreases in the market rate and the associated long-term pricing curves used by analysts to value our newsprint swap agreement. However, with the recent increase in newsprint prices the unrealized losses under our newsprint swap agreement are declining. The value of our newsprint swap portfolio is recorded as a $2.3 million obligation, net of taxes as of September 30, 2002. This represents a decrease in the obligation, or an increase in the value of the newsprint swap of $0.9 million, net of taxes, since June 30, 2002. The increase in value has been recorded as a component of other comprehensive income.

EXHIBIT INDEX

Exhibit	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.