Form 10-Q
period 2002-12-31
MEDIANEWS GROUP INC
filed 2003-02-13
CIK 918944

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒       No ☐

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
DECEMBER 31, 2002

Item No.		Page

	PART I — FINANCIAL INFORMATION
1	Financial Statements	3
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
3	Quantitative and Qualitative Disclosure of Market Risk	3
4	Controls and Procedures	3
	PART II — OTHER INFORMATION
1	Legal Proceedings	4
2	Changes in Securities	4
3	Defaults Upon Senior Securities	4
4	Submission of Matters to a Vote of Security Holders	4
5	Other Information	4
6	Exhibits and Reports on Form 8-K	4

PART I – FINANCIAL INFORMATION

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

ITEM 4: CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. We have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our most recent evaluation.

The Company’s management, including the CEO, President, and CFO, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information required by this item is filed as part of this Form 10-Q as Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements. See Index to Financial Information on page 9 of this Form 10-Q.

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

MEDIANEWS GROUP, INC.

Dated:	February 12, 2003	By:	/s/ Ronald A. Mayo

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

Date: February 12, 2003

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

Date: February 12, 2003

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

Date: February 12, 2003

/S/ Ronald A. Mayo

(Ronald A. Mayo)
Vice President and Chief Financial Officer

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	June 30,
ASSETS	2002	2002

	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$5,338	$2,029
Accounts receivable, less allowance for doubtful accounts of $10,638 at December 31, 2002 and $10,669 at June 30, 2002	90,039	79,008
Inventories of newsprint and supplies	12,753	10,205
Prepaid expenses and other assets	6,495	7,760
Income taxes receivable	4,316	6,137

TOTAL CURRENT ASSETS	118,941	105,139
PROPERTY, PLANT AND EQUIPMENT
Land	38,525	37,225
Buildings and improvements	106,196	103,915
Machinery and equipment	315,693	306,630

TOTAL PROPERTY, PLANT AND EQUIPMENT	460,414	447,770
Less accumulated depreciation and amortization	156,380	144,418

NET PROPERTY, PLANT AND EQUIPMENT	304,034	303,352
OTHER ASSETS
Investment in unconsolidated JOAs	234,009	244,549
Subscriber accounts, less accumulated amortization of $121,836 at December 31, 2002 and $112,595 at June 30, 2002	96,399	98,303
Excess of cost over fair value of net assets acquired	408,714	381,945
Newspaper mastheads	147,037	145,282
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $34,451 at December 31, 2002 and $33,581 at June 30, 2002	5,887	5,415
Other	39,942	39,199

TOTAL OTHER ASSETS	931,988	914,693
TOTAL ASSETS	$1,354,963	$1,323,184

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	June 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2002

	(In thousands, except share data)
CURRENT LIABILITIES
Trade accounts payable	$8,199	$12,417
Accrued liabilities	58,709	65,332
Unearned income	21,184	21,085
Current portion of long-term debt and obligations under capital leases	3,121	7,707

TOTAL CURRENT LIABILITIES	91,213	106,541
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	945,780	949,383
OTHER LIABILITIES	29,836	30,462
DEFERRED INCOME TAXES	66,832	56,290
MINORITY INTEREST	178,452	156,007
SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized, 2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	3,631	3,631
Accumulated other comprehensive loss, net of taxes	(14,983)	(14,030)
Retained earnings	56,200	36,898
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	42,850	24,501

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,354,963	$1,323,184

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(In thousands, except share data)
REVENUES
Advertising	$150,294	$139,885	$285,113	$274,770
Circulation	35,335	34,830	70,080	70,486
Other	9,645	8,765	19,713	17,395

TOTAL REVENUES	195,274	183,480	374,906	362,651
COSTS AND EXPENSES
Cost of sales	63,754	65,432	124,714	130,592
Selling, general and administrative	90,001	80,819	176,900	163,932
Depreciation and amortization	11,685	13,434	22,356	26,035
Interest expense	16,475	19,145	33,470	39,507
Other (income) expense, net	2,806	2,303	1,028	3,559

TOTAL COSTS AND EXPENSES	184,721	181,133	358,468	363,625
EQUITY INCOME IN UNCONSOLIDATED JOAS	21,230	11,896	35,810	22,838
MINORITY INTEREST	(11,811)	(9,788)	(20,277)	(17,637)

NET INCOME BEFORE TAXES	19,972	4,455	31,971	4,227
INCOME TAX EXPENSE	(7,792)	(1,976)	(12,669)	(1,876)

NET INCOME	$12,180	$2,479	$19,302	$2,351
NET INCOME PER COMMON SHARE:
Net income per common share	$5.30	$1.08	$8.40	$1.02

Weighted average number of shares outstanding	2,298,346	2,298,346	2,298,346	2,298,346

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,

	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,302	$2,351
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	22,356	26,035
Provision for losses on accounts receivable	4,765	4,027
Amortization of debt discount	1,056	1,384
Gain on sale of assets	(1,284)	(1,354)
Equity income in unconsolidated JOAs	(35,810)	(22,838)
Equity (income) losses in non-JOA equity investments	(768)	842
Change in defined benefit plan assets	73	(326)
Deferred income tax expense	11,531	1,766
Minority interest	20,277	17,637
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	441	—
Unrealized gain on interest rate swaps	(1,864)	—
Change in operating assets and liabilities	(21,893)	(2,146)

NET CASH FLOWS FROM OPERATING ACTIVITIES	18,182	27,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from unconsolidated JOAs	40,752	14,549
Distributions from non-JOA equity investments	441	385
Investments in non-JOA equity investments	(1,000)	(1,230)
Business acquisitions	(40,424)	—
Cash contributed by partners for business acquisitions	18,457	—
Purchases of machinery and equipment	(8,643)	(6,220)
Proceeds from the sale of assets	1,232	2,482

NET CASH FLOWS FROM INVESTING ACTIVITIES	10,815	9,966
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	48,015	49,103
Reduction of long-term debt and other liabilities	(57,935)	(64,686)
Distributions paid to minority interest	(15,768)	(21,116)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(25,688)	(36,699)
INCREASE IN CASH AND CASH EQUIVALENTS	3,309	645
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,029	7,149

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,338	$7,794

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$32,759	$38,329

Income taxes paid (refunded)	$72	$(2,494)

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Significant Accounting Policies and Other Matters

Basis of Quarterly Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2003.

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

     The operating results of the Denver and Salt Lake JOAs are accounted for under the equity method. However, the editorial costs incurred by the Company’s consolidated subsidiaries, the Denver Post Corporation and Kearns-Tribune, LLC, are included in the Company’s operating expenses, as these expenses are incurred outside of the related JOAs. The Charleston JOA, on the other hand, accounts for editorial expenses within the JOA; thus, these editorial expenses are not operating expenses of our wholly-owned subsidiary, Charleston Publishing Company. As a result, Charleston editorial expenses are included in “Equity Income in Unconsolidated JOAs” rather than operating expenses. The Company consolidates the York JOA results, but excludes the editorial costs of the York Daily Record, the other newspaper in the York JOA, which is not owned by MediaNews.

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

Long-Lived Assets (continued)

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. Based on the Company’s evaluation, there is no impairment nor are there plans to dispose of long-lived assets and therefore the adoption of this standard had no impact on the Company’s financial position or results of operations.

Reclassifications

     For comparability, certain balances for the three and six-month periods ended December 31, 2001 have been reclassified to conform to current reporting classifications.

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

Recently Issued Accounting Standards

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activity initiated after December 31, 2002. The Company has adopted this standard prospectively effective January 1, 2003 with no impact to its financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), which addresses the accounting for, and disclosure of guarantees and requires certain guarantees to be recorded at fair value. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; any previously issued guarantees prior to the date of FIN No. 45’s initial application should not be revised or restated. FIN No. 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN No. 45’s scope, including guarantees issued prior to the issuance of the FIN No. 45. Through its wholly-owned subsidiary Kearns-Tribune, LLC, the Company owns a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and is also a guarantor, on a several basis, on 6.0% of Ponderay’s long-term debt, which is due April 12, 2006. Based on the Company’s evaluation, this guarantee falls under the disclosure provisions of FIN No. 45. The Company has no amounts related to the guarantee recorded in its December 31, 2002 financial statements because the guarantee existed prior to and has not been modified since December 31, 2002. The guarantee arose from Ponderay’s April 12, 2000 amended and restated credit agreement that replaced a previous credit facility which had been used to finance the construction of its newsprint mill. At December 31, 2002, the amount of debt owed by Ponderay, which is subject to the guarantee, was approximately $120.2 million. The debt is collateralized by a deed of trust on Ponderay’s real property and a mortgage on all of

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Significant Accounting Policies and Other Matters (continued)

Recently Issued Accounting Standards (continued)

Ponderay’s other assets. Ponderay’s total current assets and net property and equipment at December 31, 2002 total $202.1 million.

     In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to only certain entities in which equity investors do have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities obtained after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest and which it acquired before February 1, 2003. FIN No. 46 is not expected to have a material impact on the Company’s financial position or results of operations.

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

     At June 30, 2002, the Company had a fixed to variable interest rate swap agreement portfolio with a total notional amount of $250.0 million. The agreements swap fixed-rate interest payments for variable payments based on current pricing. These swaps do not qualify for hedge accounting and therefore changes in their fair value have been recognized in other (income) expense, net as a result of marking these derivative instruments to market. In August 2002, the Company terminated two of these interest rate swap agreements, reducing the total notional amount of the fixed to variable interest rate swap portfolio to $150.0 million. A gain of $0.9 million was recognized in the first quarter of fiscal year 2003 as a result of monetizing these two interest rate swaps. Additionally, an unrealized loss of $0.5 million and an unrealized gain of $1.9 million, respectively, was recorded in other (income) expense, net during the three and six-month periods ended December 31, 2002 to mark to market the change in the fair value of the $150.0 million total notional amount of the remaining portfolio of fixed to variable interest rate swap agreements. The change in fair value of these swaps did not impact reported interest expense because these swaps did not qualify for hedge accounting. Net settlements of the Company’s interest rate swap agreements had the effect of decreasing interest expense by $0.6 million and $1.0 million for the three and six-month periods ended December 31, 2002, respectively, as compared to the same periods in the prior year when the Company’s interest rate swap agreements had the effect of increasing interest expense by $1.0 million and $2.1 million.

NOTE 3: Long-Term Debt

     As disclosed in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2002, the Company’s term loan, which is included in “Long-term debt and obligations under capital leases,” requires quarterly installments as follows: $15.0 million on September 30 and

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: Long-Term Debt (continued)

December 31, 2003, $9.375 million on March 31, 2004 through December 31, 2005 and $11.25 million on March 31, 2006 through December 31, 2006.

     The two quarterly installments of $15.0 million due on September 30 and December 31, 2003 are expected to be funded with available borrowings from the Company’s bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the two payments remain classified in the Company’s balance sheet as long-term. The Company will continue to evaluate the long-term classification of the required payments under the term loan in light of the ability to refinance the payments with available borrowings under the bank credit facility given the quarterly reductions in availability under the bank credit agreement, which begin in September 2003. See additional discussion related to the Company’s debt maturities in the Company’s June 30, 2002 Annual Report on Form 10-K.

NOTE 4: Comprehensive Income (Loss)

     The Company’s comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

		(In thousands)
Net income	$12,180	$2,479	$19,302	$2,351
Unrealized (gain) loss on hedging activities, net of tax	(263)	(1,213)	686	(4,490)
Unrealized loss on newsprint and interest rate hedging activities, reclassified to earnings, net of tax	114	—	441	—
Minimum pension liability adjustment, net of tax	(2,080)	—	(2,080)	—

Comprehensive income (loss)	$9,951	$1,266	$18,349	$(2,139)

NOTE 5: Unconsolidated Companies, Including JOAs

     The following table represents the summary financial data, on a combined basis, for all the Company’s investments accounted for under the equity method, including unconsolidated JOAs (the entities represented in the table below are included at 100%). Unconsolidated JOAs accounted for under the equity method include the Denver JOA, Salt Lake JOA and Charleston JOA. In addition to the JOAs accounted for under the equity method, equity method investees include the following: PowerOne Media, LLC, Employment Specialists, LLC, CIPS Marketing Group, Inc., Gallup Independent Company and Ponderay Newsprint Company.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

		(In thousands)
Total revenues	$197,469	$190,231	$379,932	$377,374
Net income	$47,248	$14,719	$63,175	$34,712

NOTE 6: Recent Events

Effective October 1, 2002, the California Newspapers Partnership (“CNP”) acquired substantially all of the operating assets used in the publication of The Reporter, a morning daily newspaper and Valu-Pack, a total market

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Recent Events (continued)

coverage product, both published in Vacaville, California. At the date of purchase, the newspaper had daily and Sunday paid circulation of approximately 18,000 and 20,000, respectively. The purchase price of $31.3 million includes $30.3 million of cash and estimated transaction costs, net of working capital, plus future payments under a covenant not to compete with a discounted value of approximately $1.0 million. Contributions from the partners in CNP were used to fund the acquisition. The Company’s cash portion of the acquisition was approximately $16.3 million and was funded with borrowings from the Company’s bank credit facility.

     Effective October 1, 2002, CNP acquired substantially all of the operating assets used in the publication of the Original Apartment Magazine, a free distribution apartment rental magazine. The Original Apartment Magazine is published every two weeks in three different zones: Los Angeles/San Fernando, Orange County, and the Inland Empire. The purchase price was approximately $10.0 million, plus an additional earnout of up to $6.0 million dependent on future operating performance. Contributions from the partners in CNP were used to fund the acquisition. The Company’s cash portion of the acquisition was $5.4 million and was funded with borrowings from the Company’s bank credit facility.

     The acquisitions of The Reporter and the Original Apartment Magazine were accounted for as purchases; accordingly, the consolidated financial statements include the operations of the acquired businesses from the date of acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value. The estimated fair market value of assets acquired reflects management’s current best estimate; however, the amounts recorded are subject to change in the final allocation of the purchase price. These transactions did not have a significant impact on the Company’s operations for the three months ended December 31, 2002.

     In November 2002, the Denver Newspaper Agency (“DNA”), 50% owned by the Company, received $16.0 million from the City and County of Denver related to the sale of the DNA office building, which houses the Rocky Mountain News editorial operations and DNA’s corporate office. DNA will occupy the premises rent free for a period of up to 22 months while it secures new office and editorial space, but is responsible for payment of occupancy costs. DNA recognized a gain of $3.8 million upon consummation of the sale.

     On December 10, 2002, MediaNews Group, Inc. announced that, through its subsidiary, Alaska Broadcasting Company, Inc., an agreement had been reached in principle to purchase the Anchorage Fox affiliate, KTBY, from Piedmont (formerly GOCOM). Alaska Broadcasting Company, Inc. owns KTVA, a CBS affiliate in Anchorage. Terms of the transaction have not been finalized and completion of the transaction is subject to FCC approval. In connection with the transaction, Alaska Broadcasting Company, Inc. has assumed responsibility for purchasing and reselling advertising on KTBY under the revised joint sales agreement. Under the original joint sales agreement, Piedmont’s KTBY had previously purchased and resold KTVA’s advertising.

     Effective with the close of business on January 31, 2003, CNP acquired substantially all of the operating assets used in the publication of the Paradise Post, a newspaper published three times weekly in Paradise, California, plus related publications and a large commercial printing business. The purchase price of approximately $13.0 million includes $11.75 million of cash, net of working capital, plus future payments under covenants not to compete with a discounted value of approximately $1.2 million. Contributions from the partners in CNP were used to fund the acquisition. The Company’s cash portion of the acquisition was $6.4 million and was funded with borrowings from the Company’s bank credit facility.

NOTE 7: Contingent Matters

     In December 2000, Salt Lake Tribune Publishing Company (“Salt Lake Publishing”) brought a lawsuit and moved for a preliminary injunction against MediaNews, AT&T Corporation, and AT&T Broadband, LLC. Salt Lake Publishing initially moved to prevent the Company from acquiring Kearns, LLC from AT&T Broadband, LLC. The District Court denied the preliminary injunction motion by order dated December 15, 2000, and the Company acquired Kearns, LLC on January 2, 2001. Portions of that lawsuit are now pending in the United States District Court for the District of Utah as case number 2:00 CV 936, while certain decisions reached by the Court in this

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: Contingent Matters (continued)

lawsuit are currently under appeal to the United States Court of Appeals for the Tenth Circuit as more fully discussed below. At the time the lawsuit was filed, Salt Lake Publishing was the manager of The Salt Lake Tribune, a newspaper owned by the Company’s now wholly-owned subsidiary Kearns-Tribune, LLC (“Kearns, LLC”).

     After Kearns, LLC was acquired by the Company, Salt Lake Publishing filed a second motion for a preliminary injunction claiming that actions taken by Kearns, LLC after its acquisition by the Company breached a certain Management Agreement and a certain Option Agreement between Kearns, LLC and Salt Lake Publishing, both of which are dated July 31, 1997. That motion sought to restore certain Salt Lake Publishing employees to certain director and officer positions at Kearns, LLC and the Newspaper Agency Corporation (“NAC”) from which they were removed and to suspend the implementation of various amendments to a Joint Operating Agreement between Kearns, LLC and Deseret News Publishing Company (“Deseret Publishing”). The District Court granted Salt Lake Publishing’s motion in part by order dated February 21, 2001, and Salt Lake Publishing continued to manage Kearns, LLC until July 31, 2002, when the Management Agreement expired. On January 13, 2003, the District Court vacated the February 21, 2001 preliminary injunction, on the ground that the injunction was no longer necessary as it had been issued to protect Salt Lake Publishing’s rights under the Management Agreement, which had since expired by its own terms.

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

     In January 2002, the Company notified Salt Lake Publishing that the Company would not be renewing the Management Agreement and that the Company would take over management of Kearns, LLC on August 1, 2002, after the Management Agreement expired by its terms. Seeking to continue its management of Kearns, LLC, Salt Lake Publishing filed an injunction seeking to stay on as manager until the issues surrounding the option exercise (more fully described below) were resolved on appeal. The injunction was denied on July 22, 2002, and on August 1, 2002, the Company began managing the operations of Kearns, LLC. Under the July 22, 2002 order, the Company’s management was subject to certain conditions requiring the Company to provide Salt Lake Publishing with 30 days advance notice before disposing of any Tribune Asset (defined as all of the assets used, held for use or usable in connection with the operation and publication of The Salt Lake Tribune) exceeding $250,000 in value and to refrain from amending the Joint Operating Agreement or proceeding with irrevocable acts to acquire land and build a new press facility until 10 days after an entry of judgment in the case by the District Court. Salt Lake Publishing is appealing the denial of the injunction to the United States Court of Appeals for the Tenth Circuit, which has heard oral argument on the appeal on November 20, 2002, but has yet to render a decision on the appeal. On January 13, 2003, the Court vacated the portion of its July 22, 2002 order imposing conditions on MediaNews regarding asset dispositions and irrevocable acts.

     In January 2002, certain controlling members of Salt Lake Publishing filed a separate lawsuit in Colorado State Court in Denver in their individual capacities. This lawsuit names all the same defendants, arises from the same underlying facts, and seeks overlapping equitable relief and compensatory and punitive damages as the pending federal case discussed above. The Company and the other defendants filed motions seeking to have this lawsuit dismissed or, in the alternative, stayed pending resolution of the federal action. On February 21, 2002, the Colorado court granted the defendants’ motion to stay the Colorado action until the Utah federal court action has been resolved. In January 2003, the Colorado plaintiffs filed a motion to have the stay lifted, which has been opposed by all defendants. No decision on this motion has been reached.

     In April 2002, the Utah District Court issued an order dismissing Salt Lake Publishing’s claims against the AT&T defendants. With regard to the dispute between Salt Lake Publishing, Deseret Publishing, MediaNews, and Kearns, LLC, on May 31, 2002, the District Court issued an Order on Motions for Summary Judgment ruling that Salt Lake Publishing held a valid and enforceable option to purchase the Tribune Assets owned by Kearns, LLC. However, the District Court also ruled that one of the key components of the Tribune Assets, stock in NAC, was

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: Contingent Matters (continued)

subject to an anti-alienation provision contained in the Joint Operating Agreement that precludes the sale, assignment or transfer of the NAC stock by either party absent a waiver or modification of the provision. Subsequent to the court ruling, Deseret Publishing notified Salt Lake Publishing that it would not waive or modify the anti-alienation provision or consent to the sale or transfer of the NAC stock to Salt Lake Publishing. On August 21, 2002, the District Court certified for immediate appeal to the United States Court of Appeals for the Tenth Circuit the question of whether the anti-alienation provision contained in the Joint Operating Agreement is enforceable, as the District Court held in its Summary Judgment Order, or is instead void as against public policy, as Salt Lake Publishing contends. On November 20, 2002, the appellate court heard oral argument on the appeal on this issue, which has been consolidated with the appeal of the District Court’s July 22, 2002 denial of the injunction (discussed above). No decision on the appeal has been reached.

     Notwithstanding Deseret Publishing’s communication to Salt Lake Publishing and the Company that it will not waive the anti-alienation provision of the Joint Operating Agreement, Salt Lake Publishing has notified Kearns, LLC of its intention to exercise its option to acquire the Tribune Assets owned by Kearns, LLC. Salt Lake Publishing is seeking a judicial order requiring Kearns, LLC to specifically perform on the Option Agreement. On December 12, 2002, the District Court denied Salt Lake Publishing’s request for specific performance under the Option Agreement. In the same December 12, 2002 order, the District Court granted summary judgment in favor of MediaNews on Salt Lake Publishing’s claims that MediaNews had interfered with the Option and Management Agreements, and granted summary judgment to Deseret Publishing on all of Salt Lake Publishing’s remaining claims against it.

     In the event of a reversal of the District Court’s current ruling that the Option Agreement cannot be specifically enforced, the Option Agreement provides for the purchase of “all, and not less than all” of the Tribune Assets held by Kearns, LLC at their fair market value as determined by an appraisal process involving up to three appraisers. That appraisal process is ongoing. The Company’s appraisal valued the Tribune Assets at $380.0 million, whereas Salt Lake Publishing’s appraisal valued the Tribune Assets at $218.0 million. Because the Company’s and Salt Lake Publishing’s appraisals were more than 10% apart, under the Option Agreement, the appraisers appointed by the Company and Salt Lake Publishing jointly selected a third appraiser, and the ultimate fair market value determination (the “exercise price”) will depend upon the appraised value as determined by the average of the third appraisal value with the closer of the first two appraisals. A third appraiser has issued a draft appraisal report. Salt Lake Publishing took exception to the draft appraisal report and, on January 17, 2003, filed a lawsuit in New Jersey state court seeking to enjoin the third appraiser from finalizing the report. The Company and Kearns, LLC have intervened in the New Jersey lawsuit and are seeking its dismissal or, alternatively, that it be stayed in deference to the pending action in federal court in Utah. A hearing will be held in the New Jersey Court in early March.

     After the District Court’s summary judgment orders of May 31, 2002 and December 12, 2002, Salt Lake Publishing’s remaining claims against MediaNews and Kearns, LLC include claims for breach of contract and contractual duties on the Option Agreement and claims for declaratory relief and damages relating to the Management Agreement. MediaNews and Kearns, LLC continue to have pending counterclaims against Salt Lake Publishing seeking declaratory and injunctive relief relating to the Management, Option and Joint Operating Agreements, and damages for breaches of contract and interference with contract. Additionally, MediaNews and Kearns, LLC have pending counterclaims for declaratory judgment, but no damages claims, naming Deseret Publishing. Deseret Publishing has claims against Salt Lake Publishing, MediaNews and Kearns, LLC as described in the third paragraph of this Note. Trial on these remaining issues is currently scheduled to commence November 3, 2003. The Company is not in a position at this time to comment on the likely outcome of trial or of any appeals of the Utah District Court rulings; however, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.9 million and $1.7 million, respectively, was recorded in other (income) expense, net for the three and six-months ended December 31, 2002, related to the cost of defending these lawsuits. The cost of defending these lawsuits has been and may continue to be substantial.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: Contingent Matters (continued)

Other

     In November 2001, one of the Company’s former newsprint vendors brought a lawsuit against the Company seeking actual and compensatory damages relating to the Company’s alleged breach of a newsprint agreement between the vendor and the Company. The Company believes it has meritorious arguments in defense of the alleged breach and intends to vigorously defend itself in this matter. In addition, the Company has filed a counterclaim against the plaintiff related to damages caused by the plaintiff’s breaches. While the Company does not expect an unfavorable outcome, the Company does not believe an unfavorable outcome would have a material adverse impact on its financial condition, results of operations, or liquidity. The trial on this matter is set for March 3, 2003.

     MediaNews terminated a newsprint swap with Enron North America Corp. (“Enron”) effective February 6, 2002. Enron has informed MediaNews that it disagrees with MediaNews’ method of calculating the amount due with respect to the early termination of the swap. Enron has asserted that by its calculations MediaNews owes Enron approximately $16.2 million as a result of its termination. Enron has threatened to take legal action if MediaNews does not make such payment. MediaNews does not agree with Enron’s calculations and intends to vigorously defend any claim by Enron. MediaNews believes that it has properly calculated the amount of the payment due in connection with the termination of the swap, and that it has meritorious defenses to any claim by Enron. MediaNews has not recorded any liability associated with the termination of this swap, except as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at the time the swap was deemed to be an ineffective hedge.

     The Company is involved in other litigation arising in the ordinary course of business. In management’s opinion, the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations, or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Results

     Provided below is certain summary historical financial data for the three and six-month periods ended December 31, 2002 and 2001, including the percentage change between periods.

Summary Historical Financial Data
(Dollars in thousands)

	Three Months Ended December 31,			Six Months Ended December 31,

			2002 vs.			2002 vs.
	2002	2001	2001	2002	2001	2001

INCOME STATEMENT DATA

Total Revenues	$195,274	$183,480	6.4%	$374,906	$362,651	3.4%

Cost of Sales	63,754	65,432	(2.6)	124,714	130,592	(4.5)
Selling, General and Administrative	90,001	80,819	11.4	176,900	163,932	7.9
Depreciation and Amortization	11,685	13,434	(13.0)	22,356	26,035	(14.1)
Interest Expense	16,475	19,145	(13.9)	33,470	39,507	(15.3)
Other (Income) Expense, Net	2,806	2,303	21.8	1,028	3,559	(71.1)

Total Costs and Expenses	184,721	181,133	2.0	358,468	363,625	(1.4)

Equity Income in Unconsolidated JOAs	21,230	11,896	78.5	35,810	22,838	56.8
Minority Interest	(11,811)	(9,788)	20.7	(20,277)	(17,637)	15.0
Net Income	12,180	2,479	(d )	19,302	2,351	(d )

EBITDA(a)

EBITDA	$41,519	$37,229	11.5%	$73,292	$68,127	7.6%
Minority Interest EBITDA(b)	(14,790)	(12,941)	14.3	(26,240)	(23,685)	10.8
Combined EBITDA of Unconsolidated JOAs(c)	23,079	18,545	24.4	41,747	33,846	23.3

EBITDA Available to Company	$49,808	$42,833	16.3%	$88,799	$78,288	13.4%

(a)	EBITDA and EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. EBITDA and EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our unaudited condensed consolidated financial statements. EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. EBITDA Available to Company is calculated by: (i) reducing EBITDA by the minority’s interest in the EBITDA generated from the California Newspapers Partnership, York Newspaper Company and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries; and (ii) increasing EBITDA by our combined proportionate share of the EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and Charleston.

(b)	Includes minority interest in EBITDA of the California Newspapers Partnership, The Denver Post Corporation and York Newspaper Company.

(c)	Includes our proportionate share of EBITDA from JOAs in Denver, Salt Lake City and Charleston.

(d)	Not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary Supplemental Pro Forma Financial Data

     Joint operating agencies, or JOAs, represent a unique operating structure within the newspaper industry. Prior to EITF 00-1, which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests on a pro-rata consolidated basis. Under this method, we consolidated on a line-item basis our proportionate share of the JOAs’ operations. Although pro-rata consolidation is no longer considered an acceptable method for our financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations and the amount of operating cash flow available to the Company to meet capital expenditure and debt service requirements. In addition, our JOA agreements do not restrict cash distributions to the owners and in general our JOAs make monthly or quarterly distributions. We use pro-rata consolidation to evaluate our performance and present it here because our Bank Credit Agreement and our public notes define cash flows (EBITDA) from operations using pro-rata consolidation. We also believe financial analysts and investors use the pro-rata consolidation and the resulting EBITDA, combined with capital spending requirements, and leverage analysis to evaluate our performance. This information should be used in conjunction with GAAP performance measures in order to evaluate the overall prospects and performance of the Company. Net income determined using pro-rata consolidation is identical to net income determined under GAAP.

     In the table below we have presented the results of operations of our JOAs using pro-rata consolidation. Our JOAs include York Newspaper Company, Charleston Newspapers, Denver Newspaper Agency and Newspaper Agency Corporation (Salt Lake City) for all of the periods presented in this Form 10-Q. See Liquidity and Capital Resources for discussion of JOA capital spending and debt along with Note 1 to the unaudited condensed consolidated financial statements for additional discussion of the GAAP accounting for our JOAs.

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE
11 OF REGULATION S-X

Summary Selected Pro Forma Financial Data
(Dollars in thousands)

	Three Months Ended December 31,			Six Months Ended December 31,

			2002 vs.			2002 vs.
	2002	2001	2001	2002	2001	2001

PRO-RATA CONSOLIDATED
INCOME STATEMENT DATA

Total Revenues	$270,676	$254,886	6.2%	$519,844	$503,778	3.2%

Cost of Sales	87,864	91,385	(3.9)	171,716	183,032	(6.2)
Selling, General and Administrative	120,391	109,740	9.7	237,237	222,736	6.5
Depreciation and Amortization	14,667	17,163	(14.5)	29,077	33,350	(12.8)
Interest Expense	16,548	19,179	(13.7)	33,588	39,619	(15.2)
Other (Income) Expense, Net	1,418	4,972	(71.5)	(243)	6,702	(c )

Total Costs and Expenses	240,888	242,439	(0.6)	471,375	485,439	(2.9)

Minority Interest	(9,815)	(7,993)	22.8	(16,498)	(14,114)	16.9
Net Income	12,180	2,479	(c )	19,302	2,351	(c )

EBITDA(a)

EBITDA	$62,421	$53,761	16.1%	$110,891	$98,010	13.1%
Minority Interest EBITDA(b)	(12,613)	(10,928)	15.4	(22,092)	(19,722)	12.0

EBITDA Available to Company	$49,808	$42,833	16.3%	$88,799	$78,288	13.4%

(a)	See footnote (a) on page 22.

(b)	Includes minority interest in EBITDA of the California Newspapers Partnership and The Denver Post Corporation.

(c)	Not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Significant Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent matters. Notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2002, contain a more complete discussion of our significant accounting policies. Significant accounting policies for us include revenue recognition; receivable allowances; recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates; pension and retiree medical benefits which requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from independent actuaries; federal and state income taxes, which are sensitive to interpretation of various laws and regulations and the valuations of related deferred tax assets. In making these estimates we use our historical experience, actuarial studies and other assumptions, as appropriate, concerning the carrying values of our assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates if actual experience is different from what is expected.

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

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

     Certain transactions in fiscal year 2003 had an impact on comparisons of results for the three and six-month periods ending December 31, 2002 and 2001. Acquisition transactions that affect comparisons between the three-month and six-month periods ending December 31, 2002 and 2001 include the California Newspapers Partnership’s October 1, 2002 purchases of The Reporter in Vacaville, California and the Original Apartment Magazine in Southern California.

Revenues

     Revenues for the three and six-month periods ended December 31, 2002 were $195.3 million and $374.9 million, respectively, as compared to $183.5 million and $362.7 million for the same periods in the prior fiscal year. The change represents an increase of $11.8 million, or 6.4%, and $12.2 million, or 3.4%, for the three and six-month periods ending December 31, 2002, respectively, as compared to the same periods in the prior year. The aforementioned transactions in fiscal year 2003 had the impact of increasing reported revenues by $4.6 million for the three and six-month periods ended December 31, 2002 as compared to the same periods in the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(continued)

     Excluding the acquisitions described above, advertising revenues increased 3.7% and 1.2%, respectively, for the three and six-month periods ended December 31, 2002, as compared to the same periods in the prior year. The slight increase in advertising revenue was due to increases in national and preprint advertising, offset in part by slight declines in classified and retail advertising. Classified employment advertising continues to experience declines due to the economic slowdown that has been experienced throughout the United States. Additionally, we experienced small declines in classified automotive and real estate advertising for the six-month period ended December 31, 2002; however, these declines were reduced by improved results for the three-month period ended December 31, 2002.

     Excluding the impact of acquisitions, circulation revenues remained relatively flat compared to the same period last year as small circulation volume declines in some markets were offset by rate increases.

     Revenues from our interactive media division, MNGi, increased $1.1 million and $2.3 million, respectively, for the three and six-month periods ended December 31, 2002 as compared to the same periods in the prior year due to the continued strong market acceptance of the combined print and online packages that we offer to our advertisers and our online employment category. Our online employment advertising service provider is Employment Specialists, in which we have a 40% ownership interest and account for under the equity method of accounting.

Cost of Sales

     Cost of sales for the three and six-month periods ended December 31, 2002 was $63.8 million and $124.7 million, respectively, as compared to $65.4 million and $130.6 million, for the same periods in the prior fiscal year. Cost of sales decreased $1.6 million, or 2.6%, and $5.9 million, or 4.5%, for the three and six-month periods ended December 31, 2002, respectively, as compared to the same periods in the prior fiscal year. The aforementioned acquisition transactions in fiscal year 2003 had the impact of increasing cost of sales by $0.9 million for the three and six-month periods ended December 31, 2002 as compared to the same periods in the prior fiscal year. Excluding the aforementioned acquisition transactions, cost of sales decreased primarily as a result of lower newsprint expense in the current fiscal year. Newsprint consumption for the three and six-month periods ended December 31, 2002 increased 7.8% and 3.2%, respectively; however, the increase in consumption was more than offset by the lower newsprint prices. Our average price per metric ton of newsprint consumed for the three and six-month periods ended December 31, 2002 decreased 19.1% and 23.4%, respectively. Our average price was approximately $425 per metric ton during the three and six-months ended of fiscal year 2003 as compared to $527 and $555 per metric ton for the same periods in fiscal year 2002.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expense for the three and six-month periods ended December 31, 2002 was $90.0 million and $176.9 million, respectively, as compared to $80.8 million and $163.9 million, for the same periods in the prior fiscal year. The change represents an increase of $9.2 million, or 11.4%, and $13.0 million, or 7.9%, for the three and six-month periods ended December 31, 2002, respectively, as compared to the same periods in the prior fiscal year. The aforementioned acquisition transactions in fiscal year 2003 had the net impact of increasing SG&A by $2.9 million for the three and six-month periods ended December 31, 2002 as compared to the same periods in the prior year.

     Excluding the impact of acquisitions, the increase in SG&A expense is in part the result of an increase of approximately $1.3 million and $2.7 million, respectively, in marketing and advertising expenses for the three and six-month periods ended December 31, 2002, as compared to the same periods in the prior year. Marketing and advertising expense increased as a result of the increase in national advertising revenue and new sales initiatives started in the third quarter of fiscal year 2002, which continued into fiscal year 2003. Also, circulation expense increased related to certain circulation growth strategies implemented in a competitive environment in Southern

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(continued)

Selling, General and Administrative (continued)

California. In addition, SG&A expense has increased as a result of the increased cost of health insurance and other benefits, an increase in property and casualty insurance costs, a reinstatement of 401(k) matching benefits, lifting salary freezes for certain classes of employees, and increased costs associated with the growth experienced in our Internet operations.

Depreciation and Amortization

     Depreciation and amortization expense for the three and six-month periods ended December 31, 2002 was $11.7 million and $22.4 million, respectively, as compared to $13.4 million and $26.0 million for the same periods in the prior fiscal year. The change represents a decrease of $1.7 million, or 13.0%, and $3.6, or 14.1%, for the three and six-month periods ended December 31, 2002, respectively, as compared to the same periods in the prior fiscal year. The fiscal year 2003 decreases are primarily due to certain assets becoming fully depreciated during fiscal year 2002.

Interest Expense

     Interest expense for the three and six-month periods ended December 31, 2002 was $16.5 million and $33.5 million, respectively, as compared to $19.1 million and $39.5 million, respectively, for the same periods in the prior fiscal year. The change represents a decrease of $2.6 million, or 13.9%, and $6.0 million, or 15.3%, for the three and six-month periods ended December 31, 2002 as compared to the same periods in the prior fiscal year.

     The decrease in interest expense is due to a decrease in our average debt outstanding, as well as a reduction in the weighted average cost of debt. For the three-month period ended December 31, 2002, our average debt outstanding decreased $39.2 million, or 3.9% and our weighted average interest rate decreased 77 basis points as compared to the same period in the prior year. For the six-month period ended December 31, 2002, the average debt outstanding decreased $46.3 million, or 4.6%, and our weighted average interest rate decreased 87 basis points as compared to the same period in the prior year.

     Interest expense was also impacted by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $0.6 million and $1.0 million for the three and six-month periods ended December 31, 2002, as compared to the same periods in the prior year when our interest rate swaps increased interest expense by $1.0 million and $2.1 million, respectively.

Other (Income) Expense, Net

     We include in other (income) expense, net costs and income which are considered to be non-recurring or infrequent, equity investment (income) or losses, and those costs not related to ongoing operations. Other (income) expense, net for the three and six-month periods ended December 31, 2002 was $2.8 million and $1.0 million as compared to $2.3 million and $3.6 million, respectively, for the same periods in the prior fiscal year. The charges incurred for the three and six-month periods ended December 31, 2002, respectively, include $0.9 million and $1.7 million in litigation expense related to the acquisition of Kearns-Tribune, LLC (Salt Lake City), $1.8 million and $2.3 million related to the accretion of the cost to repurchase an option held by a third party to acquire one of our newspapers, $0.7 million and $(2.4) million related to hedging activities, $(0.7) million and $(1.2) million of income from non-JOA equity investments and a net $0.1 million and $0.6 million for certain other costs not related to ongoing operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(continued)

Equity Income in Unconsolidated JOAs

     Equity income from unconsolidated JOAs for the three and six-month periods ended December 31, 2002 was $21.2 million and $35.8 million, respectively, as compared to $11.9 million and $22.8 million for the same periods in the prior fiscal year. Equity income in unconsolidated JOAs represents our share of the net income from our unconsolidated JOA operations, which as of December 31, 2002 and 2001 includes Charleston Newspapers, the Denver Newspaper Agency, and the Newspaper Agency Corporation in Salt Lake City. The change represents an increase of $9.3 million and $13.0 million for the three and six-month periods ended December 31, 2002, respectively, as compared to the same periods in the prior fiscal year and was due to the improved results at the Denver Newspaper Agency. Improved results at the Denver Newspaper Agency were partially offset by a slight decrease in operating results at Charleston Newspapers and at the Newspaper Agency Corporation during the three and six-month periods ended December 31, 2002 compared to the same periods in the prior fiscal year.

Net Income

     We reported net income for the three and six-month periods ended December 31, 2002 of $12.2 million and $19.3 million, respectively, as compared to $2.5 million and $2.4 million for the same periods in the prior fiscal year. In addition to the activity described above, net income for the three-month period was impacted by a $2.0 million increase in minority interest expense and a $5.8 million increase in income tax expense, of which approximately $7.5 million is related to deferred income taxes. Net income for the six-month period was impacted by the activity described above, as well as a $2.6 million increase in minority interest expense and a $10.8 million increase in income tax expense, of which approximately $11.5 million is related to deferred income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of liquidity are existing cash and other working capital, cash flows provided from operating activities, distributions from JOAs and the available borrowings under our credit facility. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. We, from time to time, increase our newsprint inventories in anticipation of price increases. In the fourth quarter of our fiscal year 2002 and continuing into fiscal year 2003, we built newsprint inventories to delay the impact to us of anticipated price increases, which did not take hold until October 2002. In general, our receivables have been collected on a timely basis.

     Net cash flows from operating activities were approximately $18.2 million for the six months ended December 31, 2002 and $27.4 million for the six months ended December 31, 2001. The $9.2 million decrease in cash flows from operating activities was primarily the result of a $(19.7) million year over year decrease in cash flows associated with operating assets and liabilities, offset in part by a $5.2 million increase in EBITDA. The $(19.7) million change in cash used by operating assets and liabilities is primarily the result of increased revenues in November and December 2002, as compared to the same periods in prior year, which increased accounts receivable at December 31, 2002 as compared to December 31, 2001. Also impacting the change were increased payments on accounts payable and accrued expenses, as well as growth in our newsprint inventories in anticipation of a price increase. Additionally, the change was impacted by a $0.9 million gain that was recognized in the first quarter of fiscal year 2003 as a result of monetizing part of our fixed to variable interest rate swap portfolio. Also, affecting the change was $0.1 million of tax payments made in fiscal year 2003 as compared to the receipt of $2.5 million in tax refunds in prior year.

     Net cash flows from investing activities were $10.8 million for the six months ended December 31, 2002 and $10.0 million for the six months ended December 31, 2001. The $0.8 million change was primarily the result of a $26.2 million increase in distributions from unconsolidated JOAs, offset in part by a $22.0 million increase in cash

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

used for acquisitions (net of cash contributed by minority partners), and a net $3.7 million increase in cash flows used for fixed asset additions and disposals.

     Net cash flows from financing activities were $(25.7) million for the six months ended December 31, 2002 and $(36.7) million for the six months ended December 31, 2001. The change of approximately $11.0 million was the result of our paying down a net $9.9 million of long-term debt in the first half of fiscal year 2003, compared to paying down a net $15.6 million during the same period of fiscal 2002. Paydowns of long-term debt were lower for the six months ended December 31, 2002 as compared to the prior year due to the funding of our portion of the aforementioned acquisitions. Also contributing to the change was a $5.3 million decrease in distributions to minority interest during fiscal year 2003 as compared to fiscal year 2002 due to timing. While operating results have improved, the timing of distributions to minority interest partners was impacted by accounts receivable growth due to increases in second quarter revenues, growth in inventory in anticipation of announced newsprint price increases, and greater capital expenditures.

Liquidity

     Based upon current and expected future operating results, we believe we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. As of December 31, 2002, we have approximately $138.0 million available for future borrowings under our bank credit agreement, net of approximately $4.3 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise. The available borrowings of $138.0 million at December 31, 2002 will be reduced over the next twelve months as a result of the following: $3.1 million of scheduled principal payments on the current portion of long-term debt and obligations under capital leases; two quarterly installments of $15.0 million each are due on our term loan on September 30 and December 31, 2003; and a quarterly reduction of the commitment under our credit facility of $75.0 million on September 30, 2003 and $25.0 million on December 31, 2003. However, we expect cash flows from operations, net of capital expenditures, will offset a large portion of this reduction. Our bank credit facility, including the scheduled reductions of availability and paydowns, are more fully described in the notes to the consolidated financial statements of our June 30, 2002 Annual Report on Form 10-K.

     Despite the decrease in pension assets experienced in fiscal year 2002, we do not expect our defined benefit pension plans will require any significant cash contributions in fiscal year 2003.

     Our share of long-term debt in unconsolidated JOAs is approximately $4.0 million at December 31, 2002.

     Our obligations and funding commitments have not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2002. In the first half of our fiscal year 2003 we spent $10.3 million on capital expenditures, including our share of capital expenditures from unconsolidated JOAs of approximately $1.7 million. Our capital expenditures for the remaining six-months of fiscal year 2003 are projected to be approximately $18.7 million, excluding the portion attributable to minority interest.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK

Debt and Related Interest Rate Swaps

     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes the bank term loan and bank credit facility. Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. We periodically enter into interest rate swap agreements to reduce our exposure to the uncertainty of interest rate fluctuations associated with our debt. The nature and position of our bank debt and interest rate swaps have not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2002, except as described below.

     At June 30, 2002, we had one interest rate swap with a notional amount of $75.0 million on our variable rate debt. This swap expired effective October 2, 2002, and the settlement was accounted for as a component of interest expense during the first quarter of our fiscal year 2003. As a result of this swap expiring, $0.2 million of unrealized loss associated with the swap, which was included in accumulated other comprehensive loss, net of taxes, was reclassified to earnings.

     At June 30, 2002, we had several fixed to variable interest rate swap agreements with a total notional amount of $250.0 million. These agreements swap fixed-rate interest payments for variable interest rate payments based on current pricing. These swaps were entered into to mitigate the effects of a protracted and slow economic recovery and to take advantage of the current low interest rates available under a variable rate instrument; however, these swaps do not qualify for hedge accounting. During the first quarter of fiscal year 2003, we terminated two of these interest rate swap agreements, reducing the total notional amount to $150.0 million. A gain of $0.9 million was recognized in the first quarter of fiscal year 2003 as a result of the monetizing these two swaps. An unrealized loss of $0.5 million and an unrealized gain of $1.9 million, respectively, was recognized for the three and six-month periods ended December 31, 2002 as a result of marking to market the change in fair value of the remaining $150.0 million total notional amount of our fixed to variable interest rate swap agreements portfolio.

Newsprint Prices

     To mitigate the influence of newsprint price fluctuations, we periodically enter into fixed price newsprint contracts and newsprint swap agreements. We did not enter into any new fixed price contracts or newsprint swap agreements during the three or six-month periods ended December 31, 2002.

     In October 2002, $35 of the $50 per metric ton price increase announced in August 2002 was accepted by the market. In January 2003, the newsprint suppliers announced an additional price increase of $50 per metric ton to be effective March 1, 2003. However, based on current consumption trends, we believe it is likely only a portion, if any, of the $50 price increase will take hold and is unlikely to be effective March 1, 2003. The January 2003 RISI (Resource Information Systems, Inc.) index price for North American 30-pound newsprint was $465 per metric ton, compared to the January 2002 RISI price index of $470 per metric ton. We expect to continue to benefit, at least for the next quarter, from lower newsprint prices on a year-over-year basis. Despite the low market price for newsprint, our average price per metric ton will continue to be partially offset by our fixed price newsprint contract and newsprint swap, which at December 31, 2002 are both in excess of the market price. Currently, the weighted average price of our newsprint under both the fixed price and swap agreement for the remainder of fiscal year 2003 is expected to be approximately $611 per metric ton.

     Because of the decline in newsprint prices in fiscal year 2002, we saw the value of our newsprint swap agreement decrease due to decreases in the market rate and the associated long-term pricing curves used by analysts to value our newsprint swap agreement. However, with the recent increase in newsprint prices and continued reductions in the long-term commitments under the swap, the unrealized losses under our newsprint swap agreement are declining on a year-to-date basis, although it increased slightly during the second quarter of fiscal year 2003. The value of our newsprint swap portfolio is recorded as a $2.6 million obligation, net of taxes as of December 31, 2002. This represents an increase in the obligation, or a decrease in the value of the newsprint swap of $0.3 million, net of taxes, for the three-month period ended December 31, 2002 and a decrease in the obligation, or an increase in the value of the newsprint swap of $0.7 million, net of taxes, for the six-month period ended December 31, 2002. The changes in value have been recorded as a component of other comprehensive income (loss).

Exhibit Index

Exhibit
No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.