Form 10-Q
period 2003-03-31
MEDIANEWS GROUP INC
filed 2003-05-15
CIK 918944

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐	No ☒

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2003

Item No.		Page

	PART I — FINANCIAL INFORMATION

1	Financial Statements	3

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

3	Quantitative and Qualitative Disclosure of Market Risk	3

4	Controls and Procedures	3

	PART II — OTHER INFORMATION

1	Legal Proceedings	4

2	Changes in Securities	4

3	Defaults Upon Senior Securities	4

4	Submission of Matters to a Vote of Security Holders	4

5	Other Information	4

6	Exhibits and Reports on Form 8-K	4

PART I — FINANCIAL INFORMATION

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

PART II — OTHER INFORMATION

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

FORWARD-LOOKING STATEMENTS

Certain statements contained herein and elsewhere in this report are forward-looking statements that are based on our current expectations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” “believe,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated and should be viewed with caution. Potential risks and uncertainties that could adversely affect our ability to obtain these results, which in most instances are beyond our control, include, without limitation, the following factors: (a) increased consolidation among major retailers, bankruptcy or other events that may adversely affect business operations of major customers and depress the level of local and national advertising, (b) economic downturns in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising, (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors, (d) increases in newsprint costs over the level currently anticipated, (e) labor disputes which may cause revenue declines or increased labor costs, (f) acquisitions of new businesses or dispositions of existing businesses, (g) costs or difficulties related to the integration of businesses acquired by us may be greater than expected, (h) increases in interest or financing costs, (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet and (j) other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIANEWS GROUP, INC.

Dated:	May 14, 2003	By:	/s/Ronald A. Mayo

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Ronald A. Mayo

(Ronald A. Mayo)
Vice President and Chief Financial Officer

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	June 30,
	2003	2002

	(In thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,207	$2,029
Accounts receivable, less allowance for doubtful accounts of $9,517 at March 31, 2003 and $10,669 at June 30, 2002	73,291	79,008
Inventories of newsprint and supplies	13,159	10,205
Prepaid expenses and other assets	5,788	7,760
Income taxes receivable	736	6,137

TOTAL CURRENT ASSETS	104,181	105,139

PROPERTY, PLANT AND EQUIPMENT
Land	38,268	37,225
Buildings and improvements	106,753	103,915
Machinery and equipment	314,617	306,630

TOTAL PROPERTY, PLANT AND EQUIPMENT	459,638	447,770
Less accumulated depreciation and amortization	158,177	144,418

NET PROPERTY, PLANT AND EQUIPMENT	301,461	303,352

OTHER ASSETS
Investment in unconsolidated JOAs	227,447	244,549
Non-JOA equity investments	93,399	10,269
Subscriber accounts, less accumulated amortization of $114,514 at March 31, 2003 and $112,595 at June 30, 2002	83,353	98,303
Excess of cost over fair value of net assets acquired	380,711	381,945
Newspaper mastheads	146,132	145,282
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $29,524 at March 31, 2003 and $33,581 at June 30, 2002	4,644	5,415
Other	24,142	28,930

TOTAL OTHER ASSETS	959,828	914,693

TOTAL ASSETS	$1,365,470	$1,323,184

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	June 30,
	2003	2002

	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$9,190	$12,417
Accrued liabilities	63,869	65,332
Unearned income	20,620	21,085
Current portion of long-term debt and obligations under capital leases	3,283	7,707

TOTAL CURRENT LIABILITIES	96,962	106,541

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	922,344	949,383

OTHER LIABILITIES	34,504	30,462

DEFERRED INCOME TAXES	76,635	56,290

MINORITY INTEREST	178,888	156,007

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized, 2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	3,631	3,631
Accumulated other comprehensive loss, net of taxes	(14,515)	(14,030)
Retained earnings	69,019	36,898
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	56,137	24,501

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,365,470	$1,323,184

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(In thousands, except share data)
REVENUES
Advertising	$130,476	$123,932	$415,589	$398,702
Circulation	34,448	34,767	104,528	105,253
Other	12,126	8,977	31,839	26,372

TOTAL REVENUES	177,050	167,676	551,956	530,327

COSTS AND EXPENSES
Cost of sales	63,664	59,774	188,378	190,366
Selling, general and administrative	89,256	80,643	266,156	244,575
Depreciation and amortization	11,691	13,089	34,047	39,124
Interest expense	15,583	18,718	49,053	58,225
Other (income) expense, net	9,390	5,695	10,418	9,255

TOTAL COSTS AND EXPENSES	189,584	177,919	548,052	541,545

EQUITY INCOME IN UNCONSOLIDATED JOAS	13,202	12,490	49,012	35,328

GAIN ON SALE OF NEWSPAPERS TO TEXAS-NEW MEXICO NEWSPAPERS PARTNERSHIP	27,287	—	27,287	—

MINORITY INTEREST	(5,410)	(7,006)	(25,687)	(24,643)

NET INCOME (LOSS) BEFORE TAXES	22,545	(4,759)	54,516	(533)

INCOME TAX (EXPENSE) BENEFIT	(9,726)	7,518	(22,395)	5,643

NET INCOME	$12,819	$2,759	$32,121	$5,110

NET INCOME PER COMMON SHARE:
Net income per common share	$5.58	$1.20	$13.98	$2.22

Weighted average number of shares outstanding	2,298,346	2,298,346	2,298,346	2,298,346

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,

	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,121	$5,110
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34,047	39,124
Provision for losses on accounts receivable	6,977	7,809
Amortization of debt discount	1,343	2,017
Gain on sale of assets	(28,545)	(1,466)
Impairment loss	1,780	—
Equity income in unconsolidated JOAs	(49,012)	(35,328)
Equity (income) losses in non-JOA equity investments	(724)	593
Change in defined benefit plan assets	74	(570)
Deferred income tax expense (benefit)	21,002	(5,053)
Minority interest	25,687	24,643
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	555	201
Unrealized (gain) loss on interest rate swaps	(1,681)	2,954
Change in operating assets and liabilities	6,880	(865)

NET CASH FLOWS FROM OPERATING ACTIVITIES	50,504	39,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from unconsolidated JOAs	60,230	30,142
Distributions from non-JOA equity investments	914	385
Investments in non-JOA equity investments	(1,300)	(1,855)
Business acquisitions	(53,006)	—
Cash contributed by partners for business acquisitions	24,178	—
Purchases of machinery and equipment	(12,590)	(7,882)
Proceeds from the sale of assets	1,268	2,561

NET CASH FLOWS FROM INVESTING ACTIVITIES	19,694	23,351

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	50,443	53,375
Reduction of long-term debt and other liabilities	(85,000)	(87,280)
Distributions paid to minority interest	(26,463)	(32,282)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(61,020)	(66,187)

CHANGE IN CASH AND CASH EQUIVALENTS	9,178	(3,667)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,029	7,149

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,207	$3,482

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$46,928	$54,476

Income taxes refunded	$(4,007)	$(2,295)

See notes to unaudited condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Significant Accounting Policies and Other Matters

Basis of Quarterly Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2003.

Joint Operating Agencies

     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a JOA agreement. Editorial control and news at each of the individual newspapers, which are parties to a JOA agreement, continue to be separate and outside of the joint operating agency. The Company, through its subsidiaries, York Newspapers, Inc., Charleston Publishing Company, Kearns-Tribune, LLC (“Kearns, LLC”), and The Denver Post Corporation, participates in joint operating agencies in York, PA, Charleston, WV, Salt Lake City, UT and Denver, CO, respectively.

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

     The operating results of the Denver and Salt Lake JOAs are accounted for under the equity method. However, the editorial costs incurred by the Company’s consolidated subsidiaries, the Denver Post Corporation and Kearns, LLC, are included in the Company’s operating expenses, as these expenses are incurred outside of the related JOAs. The Charleston JOA, on the other hand, accounts for editorial expenses within the JOA; thus, these editorial expenses are not operating expenses of our wholly-owned subsidiary, Charleston Publishing Company. As a result, Charleston editorial expenses are included in “Equity Income in Unconsolidated JOAs” rather than operating expenses. The Company controls the York JOA, and accordingly the Company consolidates its results. The editorial costs of the York Daily Record, the other newspaper in the York JOA and the minority partner, are excluded since this newspaper is not owned by MediaNews.

Long-Lived Assets

     Effective July 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121,

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Significant Accounting Policies and Other Matters (continued)

Long-Lived Assets (continued)

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for a disposal of a segment of a business. Based on the Company’s evaluation, the adoption of this standard had no impact on the Company’s financial position or results of operations.

Impairment of Goodwill

     As a result of an indicator of impairment which was identified at the Company’s subsidiary, Alaska Broadcasting Company, during the quarter ended March 31, 2003, the Company tested the related carrying value of goodwill for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. Based on the Company’s evaluation, goodwill was determined to be impaired and as a result a write down of $1.8 million was recorded in other (income) expense, net. No indicators of impairment were noted at any of the Company’s other subsidiaries. The Company performs annual impairment tests unless unexpected events or circumstances arise that require the Company to test for impairment on an interim basis.

Reclassifications

     For comparability, certain balances for the three and nine-month periods ended March 31, 2002 have been reclassified to conform to current reporting classifications.

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

Recently Issued Accounting Standards

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activity initiated after December 31, 2002. The Company has incurred no such costs since the January 1, 2003 adoption of SFAS No. 146.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), which addresses the accounting for and disclosure of guarantees and requires certain guarantees to be recorded at fair value. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; any previously issued guarantees prior to the date of FIN No. 45’s initial application should not be revised or restated. FIN No. 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN No. 45’s scope, including guarantees issued prior to the

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Significant Accounting Policies and Other Matters (continued)

Recently Issued Accounting Standards (continued)

issuance of FIN No. 45. Through its wholly-owned subsidiary Kearns-Tribune, LLC, the Company owns a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and is also a guarantor, on a several basis, on 6.0% of Ponderay’s credit facility, which is due April 12, 2006. Based on the Company’s evaluation, this guarantee falls under the disclosure provisions of FIN No. 45. The Company has no amounts related to the guarantee recorded in its March 31, 2003 financial statements because the guarantee existed prior to and has not been modified since December 31, 2002. The guarantee arose from Ponderay’s April 12, 2000 amended and restated credit agreement that replaced a previous credit facility which had been used to finance the construction of its newsprint mill. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time the Company could be liable for its portion of the guarantee. At March 31, 2003, the amount of debt owed by Ponderay, which is subject to the guarantee, was approximately $120.0 million of which the Company’s share of the guarantee is $7.2 million. The debt is collateralized by a deed of trust on Ponderay’s real property and a mortgage on all of Ponderay’s other assets.

     In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to only certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities obtained after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest and which it acquired before February 1, 2003. Adoption of FIN No. 46 will not impact the Company’s financial position or results of operations.

     In April 2003, FASB issued Statement No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”) which is primarily effective for contracts entered into or modified after June 30, 2003. The statement amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) for certain decisions made by the FASB as part of the Derivatives Implementation Group process and incorporates clarifications of the definition of a derivative. While the Company has not yet determined the effect, if any, the adoption of SFAS No. 149 will have on its financial position and results of operations, it does not expect adoption of the pronouncement to have a material impact on the Company’s financial position or results of operations.

NOTE 2: Hedging Activities

     During the second quarter of fiscal year 2002, the creditworthiness of the counterparty to one of the Company’s newsprint swap agreements, Enron North America Corp. (“Enron”) was downgraded below investment grade. Subsequently, Enron filed for bankruptcy and failed to make required payments to the Company under the swap agreement, creating an event of default under the swap agreement. These events caused the Company to notify Enron on February 5, 2002, of its termination of the swap agreement under the early termination provisions of the swap agreement and that the Company believes it has no financial obligations to Enron, based on the terms of the agreement. Enron has acknowledged the termination of the swap agreement and has notified the Company that it disagrees with the Company’s determination of the amount owing in connection with the termination. In May 2003, Enron filed a lawsuit against the Company in U.S. Bankruptcy Court in the Southern District of New York seeking damages of $16.2 million and declaratory relief. The Company does not agree with Enron’s claims and intends to vigorously defend itself in this matter (See Note 7: Contingent Matters for further discussion). The Company is accounting for the early termination of the swap in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

     At June 30, 2002, the Company had a fixed to variable interest rate swap agreement portfolio with a total notional amount of $250.0 million. The agreements swap fixed-rate interest payments for variable rate payments based on current pricing. These swaps do not qualify for hedge accounting and therefore changes in their fair value

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: Hedging Activities (continued)

have been recognized in other (income) expense, net as a result of marking these derivative instruments to market. In August 2002, the Company terminated two of these interest rate swap agreements, reducing the total notional amount of the fixed to variable interest rate swap portfolio to $150.0 million. A gain of $0.9 million was recognized in the first quarter of fiscal year 2003 as a result of monetizing these two interest rate swaps. The remaining portfolio of fixed to variable interest rate swap agreements has been marked to market as of March 31, 2003, resulting in an unrealized loss of $0.2 million and an unrealized gain of $1.7 million, respectively, for the three and nine-month periods then ended. The change in fair value of these swaps did not impact reported interest expense because these swaps did not qualify for hedge accounting and, therefore, changes in fair value were recorded in other (income) expense, net. However, net cash settlements of the Company’s interest rate swap agreements had the effect of decreasing interest expense by $0.8 million and $1.8 million for the three and nine-month periods ended March 31, 2003, respectively, as compared to the same periods in the prior year when the Company’s interest rate swap agreements had the effect of increasing interest expense by $1.0 million and $3.1 million.

NOTE 3: Long-Term Debt and Other Long-Term Liabilities

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

     In addition, the Company has outstanding a 9.0% Subordinated Promissory Note (“Promissory Note”) due January 31, 2010 and a related option. The option provides the Promissory Note holder with the right to purchase substantially all of the assets used in the publication of one of the Company’s newspaper properties. Beginning any time after January 30, 2003, the option holder may elect to exercise the option or put the option to the Company after 60 days notice. If the purchase option is put to the Company, all outstanding principal and unpaid interest associated with the Promissory Note and the option repurchase would be due and payable in full.

     The Company expects to fund the repayment of the Promissory Note ($63.6 million), the related option, if exercised, ($13.7 million), and the quarterly installments due under the Company’s term loan ($39.4 million) through available long-term borrowings under its bank credit facility, as amended in May 2003. The amended credit facility is more fully described below. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, these amounts have been classified as long-term in the accompanying condensed consolidated balance sheet. See additional discussion related to the Company’s debt maturities in the Company’s June 30, 2002 Annual Report on Form 10-K.

     In May 2003, the Company amended its bank credit agreement and obtained irrevocable commitments for $85.0 million from certain members of its existing bank group and other institutions to fund a newly created Term Loan B. The Term Loan B is expandable up to $100.0 million and is expected to be funded by June 30, 2003. Proceeds from the Term Loan B will be used to redeem the Promissory Note discussed above and to pay down amounts outstanding under the revolver portion of the bank credit agreement. In conjunction with the Term Loan B, the Company accelerated the September 30, 2003 $75.0 million and the December 31, 2003 $25.0 million reductions of the available borrowings under the revolver portion of the bank credit agreement. The reductions in commitments under the revolver are effective with the amendment.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: Long-Term Debt and Other Long-Term Liabilities (continued)

The prepayment of the 9% Promissory Note and commitment reduction will result in annual interest savings of approximately $3.1 million to the Company based on LIBOR rates in effect as of the date of this report.

     Borrowings under the Term Loan B will bear interest at rates based upon, at the Company’s option, Eurodollar or prime rates plus a spread, based on the Company’s leverage ratio. Term Loan B borrowing margins for Eurodollars and prime vary from 2.50% to 2.75% and 1.25% to 1.50%, respectively. No principal payments are required on Term Loan B until December 31, 2006, at which time all outstanding principal and interest are due and payable.

     In conjunction with the Term Loan B, the Company also amended its bank credit agreement to temporarily increase the consolidated debt to operating cash flow ratio covenant and decrease the pro forma debt service covenant in the event the Company exercises its call option to purchase the 42.5% of York Newspaper Company it does not own. The consolidated debt to operating cash flow covenant was increased to take into account that the borrowings under Term Loan B are included in consolidated debt while the Promissory Note was excluded from the bank credit agreement’s definition of consolidated debt.

NOTE 4: Comprehensive Income

     The Company’s comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

		(In thousands)
Net income	$12,819	$2,759	$32,121	$5,110
Unrealized (gain) loss on hedging activities, net of tax	354	96	1,040	(4,394)
Unrealized loss on newsprint and interest rate hedging activities, reclassified to earnings, net of tax	114	201	555	201
Minimum pension liability adjustment, net of tax	—	—	(2,080)	—

Comprehensive income	$13,287	$3,056	$31,636	$917

NOTE 5: JOAs and Other Equity Investments

     The following table represents the summary financial data, on a combined basis, for all the Company’s investments accounted for under the equity method, including unconsolidated JOAs (the entities represented in the table below are included at 100% for the periods during which the Company was invested). Unconsolidated JOAs accounted for under the equity method include the Denver JOA, Salt Lake JOA and Charleston JOA. In addition to the JOAs accounted for under the equity method, equity method investees include the following: PowerOne Media, LLC, Employment Specialists, LLC, CIPS Marketing Group, Inc., Gallup Independent Company, Ponderay Newsprint Company and the newly formed Texas-New Mexico Newspapers Partnership (See further discussion in Note 6: Recent Events).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

		(In thousands)
Total revenues	$180,246	$175,847	$560,178	$553,221
Net income	$20,934	$35,937	$84,109	$70,650

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Recent Events

     Effective October 1, 2002, the California Newspapers Partnership (“CNP”) acquired substantially all of the operating assets used in the publication of The Reporter, a morning daily newspaper and Valu-Pack, a total market coverage product, both published in Vacaville, California. At the date of purchase, the newspaper had daily and Sunday paid circulation of approximately 18,000 and 20,000, respectively. The purchase price of $31.3 million includes $30.3 million of cash and estimated transaction costs, net of working capital, plus future payments under a covenant not to compete with a discounted value of $1.0 million. Contributions from the partners in CNP were used to fund the acquisition. The Company’s cash portion of the acquisition was $16.3 million and was funded with borrowings under the Company’s bank credit facility.

     Effective October 1, 2002, CNP acquired substantially all of the operating assets used in the publication of the Original Apartment Magazine, a free distribution apartment rental magazine. The Original Apartment Magazine is published every two weeks in three different zones: Los Angeles/San Fernando, Orange County, and the Inland Empire. The purchase price was $10.0 million, plus an additional earnout of up to $6.0 million dependent on future operating performance. Contributions from the partners in CNP were used to fund the acquisition. The Company’s cash portion of the acquisition was $5.4 million and was funded with borrowings under the Company’s bank credit facility.

     Effective January 31, 2003, CNP acquired substantially all of the operating assets used in the publication of the Paradise Post, a newspaper published three times weekly in Paradise, California, plus related publications and a substantial commercial printing business. The purchase price of approximately $13.0 million includes $11.75 million of cash and estimated transaction costs, net of working capital, plus future payments under covenants not to compete with a discounted value of approximately $1.2 million. Contributions from the partners in CNP were used to fund the acquisition. The Company’s cash portion of the acquisition was approximately $6.4 million and was funded with borrowings under the Company’s bank credit facility.

     The acquisitions of The Reporter, Original Apartment Magazine and the Paradise Post were accounted for as purchases; accordingly, the consolidated financial statements include the operations of the acquired businesses from the date of acquisition. The assets acquired and the liabilities assumed have been recorded at their estimated fair market value. The estimated fair market value of assets acquired reflects management’s current best estimate; however, the amounts recorded are subject to change in the final allocation of the purchase price. These transactions did not have a significant impact on the Company’s operations for the three or nine-months ended March 31, 2003.

     In November 2002, the Denver Newspaper Agency (“DNA”), or the Denver JOA, which is 50% owned by the Company, received $16.0 million from the City and County of Denver related to the sale of the DNA office building, which houses the Rocky Mountain News editorial operations and DNA’s corporate office. DNA may occupy the premises rent-free for a period of up to 22 months while it secures new office and editorial space, but is responsible for payment of occupancy costs. DNA recognized a gain of $3.8 million upon consummation of the sale.

     On December 10, 2002, MediaNews announced that, through its subsidiary, Alaska Broadcasting Company, Inc., it had reached an agreement in principle to purchase the Anchorage Fox affiliate, KTBY, from Piedmont (formerly GOCOM). Alaska Broadcasting Company, Inc. owns KTVA, a CBS affiliate in Anchorage. Terms of the transaction have not been finalized. In connection with the proposed transaction, Alaska Broadcasting Company, Inc. has assumed responsibility for purchasing and reselling advertising on KTBY under a revised joint sales agreement. Under the original joint sales agreement, Piedmont’s KTBY had purchased and resold KTVA’s advertising.

     Effective March 3, 2003, MediaNews and Gannett Co., Inc. (“Gannett”) formed the Texas-New Mexico Newspapers Partnership. MediaNews contributed substantially all the assets and liabilities of the Las Cruces Sun-News, The Daily Times (Farmington), Carlsbad Current-Argus, Alamogordo Daily News, and The Deming Highlight, as well as all the weekly and other publications published by these daily newspapers, in exchange for a 33.8% interest in the Texas-New Mexico Newspapers Partnership. Gannett contributed the El Paso Times, located in

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: Recent Events (continued)

El Paso, Texas, in exchange for a 66.2% controlling partnership interest. As a result, effective March 3, 2003, MediaNews no longer consolidates the operations of the entities it contributed to the partnership and began accounting for its share of the operations of the Texas-New Mexico Newspapers Partnership under the equity method of accounting. The contribution to the Texas-New Mexico Newspapers Partnership was treated as a sale whereby for accounting purposes, the Company sold 66.2% of its interest in its New Mexico properties. As a result, the Company recognized a gain of approximately $27.3 million. Aside from the gain, the formation of the Texas-New Mexico Newspapers Partnership did not have a significant impact on the Company’s results for the three and nine-months ended March 31, 2003.

NOTE 7: Contingent Matters

     In December 2000, Salt Lake Tribune Publishing Company (“Salt Lake Publishing”) brought a lawsuit and moved for a preliminary injunction against MediaNews, AT&T Corporation, and AT&T Broadband, LLC. At the time the lawsuit was filed, Salt Lake Publishing was the manager of The Salt Lake Tribune, a newspaper owned by the Company’s now wholly-owned subsidiary Kearns-Tribune, LLC (“Kearns, LLC”). Salt Lake Publishing initially moved to prevent the Company from acquiring Kearns, LLC from AT&T Broadband, LLC. The United States District Court for the District of Utah (“District Court”) denied the preliminary injunction motion by order dated December 15, 2000, and the Company acquired Kearns, LLC on January 2, 2001. Salt Lake Publishing’s lawsuit is now pending in the District Court as case number 2:00 CV 936, and has encompassed an appeal by Salt Lake Publishing to the United States Court of Appeals for the Tenth Circuit, the results of which are more fully discussed below.

     After Kearns, LLC was acquired by the Company, Salt Lake Publishing filed a second motion for a preliminary injunction claiming that actions taken by Kearns, LLC, after its acquisition by the Company, breached a certain Management Agreement and a certain Option Agreement between Kearns, LLC and Salt Lake Publishing, both of which are dated July 31, 1997. That motion sought to restore certain Salt Lake Publishing employees to certain director and officer positions at Kearns, LLC and the Newspaper Agency Corporation (“NAC”) from which they were removed and to suspend the implementation of various amendments to a Joint Operating Agreement between Kearns, LLC and Deseret News Publishing Company (“Deseret Publishing”). The District Court granted Salt Lake Publishing’s motion in part by order dated February 21, 2001, and Salt Lake Publishing continued to manage Kearns, LLC until July 31, 2002, when the Management Agreement expired. On January 13, 2003, the District Court vacated the February 21, 2001 preliminary injunction, on the ground that the injunction was no longer necessary as it had been issued to protect Salt Lake Publishing’s rights under the Management Agreement, which had since expired by its own terms. On April 21, 2003, Salt Lake Publishing filed a motion seeking reinstatement of the injunction. Briefing on the motion is ongoing and it is currently scheduled for hearing before the District Court on June 25, 2003.

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

     In January 2002, the Company notified Salt Lake Publishing that the Company would not be renewing the Management Agreement and that the Company would take over management of Kearns, LLC on August 1, 2002, after the Management Agreement expired by its terms. Seeking to continue its management of Kearns, LLC, Salt Lake Publishing filed an injunction seeking to stay on as manager until the issues surrounding the option exercise (more fully described below) were resolved on appeal. The injunction was denied on July 22, 2002, and on August 1, 2002, the Company began managing the operations of Kearns, LLC. Salt Lake Publishing appealed the District Courts denial of injunction to the United States Tenth Circuit Court of Appeals, which affirmed the District Court’s denial of the injunction on February 24, 2003. Unaffected by the appeal is the District Court’s July 22, 2002 order, under which the Company’s management was subject to certain conditions requiring the Company to provide Salt

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: Contingent Matters (continued)

Lake Publishing with 30 days advance notice before disposing of any Tribune Asset (defined as all of the assets used, held for use or usable in connection with the operation and publication of The Salt Lake Tribune) exceeding $250,000 in value and to refrain from amending the Joint Operating Agreement or proceeding with irrevocable acts to acquire land and build a new press facility until 10 days after an entry of judgment in the case by the District Court. On January 13, 2003, the Court vacated the portion of its July 22, 2002 order imposing conditions on MediaNews regarding asset dispositions and irrevocable acts. On April 21, 2003, Salt Lake Publishing filed a motion seeking reinstatement of the conditions originally imposed upon MediaNews in the July 22, 2002 order. Briefing on that motion is ongoing and it is currently scheduled to be heard by the District Court on June 25, 2003.

     In January 2002, certain controlling members of Salt Lake Publishing filed a separate lawsuit in Colorado State Court in Denver in their individual capacities. This lawsuit names all the same defendants, arises from the same underlying facts, and seeks overlapping equitable relief and compensatory and punitive damages as the federal case discussed above. The Company and the other defendants filed motions seeking to have this lawsuit dismissed or, in the alternative, stayed pending resolution of the federal action. On February 21, 2002, the Colorado court granted the defendants’ motion to stay the Colorado action until the Utah federal court action has been resolved. In January 2003, the Colorado plaintiffs filed a motion to have the stay lifted, which has been opposed by all defendants. No decision on this motion has been reached.

     In April 2002, the Utah District Court issued an order dismissing Salt Lake Publishing’s claims against the AT&T defendants. With regard to the dispute between Salt Lake Publishing, Deseret Publishing, MediaNews, and Kearns, LLC, on May 31, 2002, the District Court issued an Order for Summary Judgment ruling that Salt Lake Publishing held a valid and enforceable option to purchase the Tribune Assets owned by Kearns, LLC. However, the District Court also ruled that one of the key components of the Tribune Assets, stock in NAC, was subject to an anti-alienation provision contained in the Joint Operating Agreement that precludes the sale, assignment or transfer of the NAC stock by either party absent a waiver or modification of the provision. Subsequent to the court ruling, Deseret Publishing notified Salt Lake Publishing that it would not waive or modify the anti-alienation provision or consent to the sale or transfer of the NAC stock to Salt Lake Publishing. On August 21, 2002, the District Court certified for immediate appeal to the United States Court of Appeals for the Tenth Circuit the question of whether the anti-alienation provision contained in the Joint Operating Agreement is enforceable, as the District Court held in its Summary Judgment Order, or is instead void as against public policy, as Salt Lake Publishing contends. The United States Court of Appeals for the Tenth Circuit affirmed the District Court ruling that the stock of the NAC could not be transferred without the consent of Deseret Publishing. However, the Tenth Circuit remanded to the District Court for further proceedings on the issue of whether the assets of Kearns, LLC, excluding the stock of the NAC, could be sold and transferred to Salt Lake Publishing and remedies could be fashioned that addressed an exclusion of the stock from the transfer of the Tribune Assets. Potential remedies identified by the Tenth Circuit included: 1) an order of specific performance transferring all the Tribune Assets that can be transferred without triggering the share transfer restriction; 2) damages to compensate Salt Lake Publishing for the NAC stock not being transferred; or 3) equitable relief if a damage award would be insufficient to remedy the failure to transfer the NAC stock. In its opinion, the Tenth Circuit also stated that the District Court could avoid equitable relief altogether and simply award damages to Salt Lake Publishing if it is found that Kearns, LLC is liable for failing to perform under the Option Agreement. The Tenth Circuit did not specifically endorse or pre-approve any of these remedies, reasoning that none have been tested in the crucible of an adversarial hearing.

     Notwithstanding Deseret Publishing’s communication to Salt Lake Publishing and the Company that it will not waive the anti-alienation provision of the Joint Operating Agreement, Salt Lake Publishing has notified Kearns, LLC of its intention to exercise its option to acquire the Tribune Assets owned by Kearns, LLC. Salt Lake Publishing is seeking a judicial order requiring Kearns, LLC to specifically perform on the Option Agreement. On December 12, 2002, the District Court denied Salt Lake Publishing’s request for specific performance under the Option Agreement. In the same December 12, 2002 order, the District Court granted summary judgment in favor of MediaNews on Salt Lake Publishing’s claims that MediaNews had interfered with the Option and Management Agreements, and granted summary judgment to Deseret Publishing on all of Salt Lake Publishing’s remaining claims against it. Relying upon the Tenth Circuit’s opinion, Salt Lake Publishing filed motions on April 21, 2003, requesting that the District Court vacate its summary judgment rulings in favor of MediaNews and Deseret

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: Contingent Matters (continued)

Publishing, and enter summary judgment in Salt Lake Publishing’s favor on the issue of specific performance of the Option Agreement. Briefing on these motions is ongoing and a hearing is currently scheduled for June 25, 2003.

     In the event the District Court determines that a remedy can be fashioned under which the Tribune Assets (with the exclusion of the NAC stock) could be sold and transferred to Salt Lake Publishing, the question of the fair market value of those assets remains outstanding. Under the terms of the Option Agreement, each party engaged an appraisal firm to value the Tribune Assets at their fair market value. The Company’s appraisal valued the Tribune Assets at $380.0 million, whereas Salt Lake Publishing’s appraisal valued the Tribune Assets at $218.0 million. Because the Company’s and Salt Lake Publishing’s appraisals were more than 10% apart, under the Option Agreement, the appraisers appointed by the Company and Salt Lake Publishing jointly selected a third appraiser. The ultimate fair market value determination (the “exercise price”) will depend upon the appraised value as determined by the average of the third appraisal value with the closer of the first two appraisals. The third appraiser issued a draft appraisal report to which Salt Lake Publishing took exception, resulting in Salt Lake Publishing’s filing a lawsuit on January 17, 2003 in New Jersey state court seeking to enjoin the third appraiser from finalizing the report. The New Jersey State Court dismissed the lawsuit, noting that any claims for damages were premature and that the court could not determine the adequacy of the appraisal or possible damages without a final appraisal report being issued. The New Jersey court also stated that any future requests to enjoin a final appraisal would be more appropriately sought in Utah.

     After the District Court’s summary judgment orders of May 31, 2002 and December 12, 2002, Salt Lake Publishing’s remaining claims against MediaNews and Kearns, LLC include claims for breach of contract and contractual duties on the Option Agreement and claims for declaratory relief and damages relating to the Management Agreement. As noted above, however, Salt Lake Publishing is seeking to have some or all of the summary judgment orders against it vacated. Depending on the outcome of this motion, the issues at trial might include some claims that had been previously dismissed by the District Court. MediaNews and Kearns, LLC continue to have pending counterclaims against Salt Lake Publishing seeking declaratory and injunctive relief relating to the Management, Option and Joint Operating Agreements, and damages for breaches of contract and interference with contract. Additionally, MediaNews and Kearns, LLC have pending counterclaims for declaratory judgment, but no damages claims, against Deseret Publishing. Deseret Publishing has claims against Salt Lake Publishing, MediaNews and Kearns, LLC as described in the third paragraph of this Note. Trial on these remaining issues is currently scheduled to commence November 3, 2003. The Company is not in a position at this time to comment on the likely outcome of trial or of any potential appeals of the Utah District Court rulings; however, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.9 million and $2.6 million, respectively, was recorded in other (income) expense, net for the three and nine-months ended March 31, 2003, related to the cost of defending these lawsuits. The cost of defending these lawsuits has been and may continue to be substantial.

Other

     In November 2001, one of the Company’s former newsprint vendors brought a lawsuit against the Company seeking damages relating to the Company’s alleged breach of a newsprint agreement between the vendor and the Company. In April 2003, a jury verdict was rendered against the Company for $2.7 million. An accrual for the judgment is included in accrued liabilities and other (income) expense, net. The Company disagrees with the jury’s verdict and intends to seek appropriate relief.

     MediaNews terminated a newsprint swap with Enron North America Corp. (“Enron”) effective February 6, 2002. Enron has informed MediaNews that it disagrees with MediaNews’ method of determining the amount due with respect to the early termination of the swap. Enron has asserted that by its calculations MediaNews owes Enron approximately $16.2 million as a result of the termination of the swap. In May 2003, Enron filed a lawsuit in U.S. Bankruptcy Court for the Southern District of New York against the Company seeking damages of $16.2 million and declaratory relief. MediaNews does not agree with Enron’s claims and intends to vigorously defend itself in this matter.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Results

     Provided below is certain summary historical financial data for the three and nine-month periods ended March 31, 2003 and 2002, including the percentage change between periods.

Summary Historical Financial Data
(Dollars in thousands)

	Three Months Ended March 31,			Nine Months Ended March 31,

			2003 vs.			2003 vs.
	2003	2002	2002	2003	2002	2002

INCOME STATEMENT DATA

Total Revenues	$177,050	$167,676	5.6%	$551,956	$530,327	4.1%

Cost of Sales	63,664	59,774	6.5	188,378	190,366	(1.0)
Selling, General and Administrative	89,256	80,643	10.7	266,156	244,575	8.8
Depreciation and Amortization	11,691	13,089	(10.7)	34,047	39,124	(13.0)
Interest Expense	15,583	18,718	(16.7)	49,053	58,225	(15.8)
Other (Income) Expense, Net	9,390	5,695	64.9	10,418	9,255	12.6

Total Costs and Expenses	189,584	177,919	6.6	548,052	541,545	1.2

Equity Income in Unconsolidated JOAs	13,202	12,490	5.7	49,012	35,328	38.7

Minority Interest	(5,410)	(7,006)	(22.8)	(25,687)	(24,643)	4.2

Net Income	12,819	2,759	(f)	32,121	5,110	(f)

ADJUSTED EBITDA(a)

Total Revenues	$177,050	$167,676		$551,956	$530,327
Cost of Sales	(63,664)	(59,774)		(188,378)	(190,366)
Selling, General and Administrative	(89,256)	(80,643)		(266,156)	(244,575)

Adjusted EBITDA	24,130	27,259	(11.5)%	97,422	95,386	2.1%
Minority Interest EBITDA(b)	(9,912)	(10,155)	(2.4)	(36,152)	(33,840)	6.8
Combined EBITDA of Unconsolidated JOAs(c)	16,719	16,711	—	58,466	50,557	15.6
Distributions from Texas-New Mexico Newspapers Partnership(d)	623	—	(f)	623	—	(f)

EBITDA Available to Company and Distributions from Texas- New Mexico Newspapers Partnership	$31,560	$33,815	(6.7)%	$120,359	$112,103	7.4%

(footnotes on page 26)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary Supplemental Pro Forma Financial Data

     Joint operating agencies, or JOAs, represent an operating structure that is unique to the newspaper industry. Prior to EITF 00-1, which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests on a pro-rata consolidated basis. Under this method, we consolidated on a line-item basis our proportionate share of the JOAs’ operations. Although pro-rata consolidation is no longer considered an acceptable method for our financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations and the amount of operating cash flow available to the Company to meet debt service and capital expenditure requirements. Our JOA agreements do not restrict cash distributions to the owners and in general our JOAs make monthly or quarterly distributions. We use pro-rata consolidation to internally evaluate our performance and present it here because our Bank Credit Agreement and our publicly traded notes define cash flows (Adjusted EBITDA) from operations using pro-rata consolidation. We also believe financial analysts and investors use the pro-rata consolidation and the resulting Adjusted EBITDA, combined with capital spending requirements, and leverage analysis to evaluate our performance. This information should be used in conjunction with GAAP performance measures in order to evaluate the overall prospects and performance of the Company. Net income determined using pro-rata consolidation is identical to net income determined under GAAP.

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

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE
11 OF REGULATION S-X

Summary Selected Pro Forma Financial Data
(Dollars in thousands)

	Three Months Ended March 31,			Nine Months Ended March 31,

			2003 vs.			2003 vs.
	2003	2002	2002	2003	2002	2002

PRO-RATA CONSOLIDATED INCOME STATEMENT DATA

Total Revenues	$244,107	$236,765	3.1%	$763,951	$740,543	3.2%

Cost of Sales	86,083	83,836	2.7	257,799	266,868	(3.4)
Selling, General and Administrative	119,015	110,751	7.5	356,252	333,487	6.8
Depreciation and Amortization	14,913	16,863	(11.6)	43,990	50,213	(12.4)
Interest Expense	15,639	18,769	(16.7)	49,227	58,388	(15.7)
Other (Income) Expense, Net	9,443	5,898	60.1	9,200	12,600	(27.0)

Total Costs and Expenses	245,093	236,117	3.8	716,468	721,556	(0.7)

Minority Interest	(3,756)	(5,406)	(30.5)	(20,254)	(19,520)	3.8

Net Income	12,819	2,759	(f)	32,121	5,110	(f)

ADJUSTED EBITDA(a)

Adjusted EBITDA	$39,009	$42,178	(7.5)%	$149,900	$140,188	6.9%
Minority Interest EBITDA(e)	(8,072)	(8,363)	(3.5)	(30,164)	(28,085)	7.4
Distributions from Texas-New Mexico Newspapers Partnership(d)	623	—	(f)	623	—	(f)

EBITDA Available to Company and Distributions from Texas-New Mexico Newspapers Partnership	$31,560	$33,815	(6.7)%	$120,359	$112,103	7.4%

(footnotes on page 26)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(footnotes from pages 24 and 25)

(a)	Adjusted EBITDA and EBITDA Available to Company and Distributions from Texas-New Mexico Newspapers Partnership are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and EBITDA Available to Company and Distributions from Texas-New Mexico Newspapers Partnership should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our unaudited condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. EBITDA Available to Company and Distributions from Texas-New Mexico Newspapers Partnership is calculated by: (i) reducing Adjusted EBITDA by the minority’s interest in the Adjusted EBITDA generated from the California Newspapers Partnership, York Newspaper Company and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries; (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and Charleston; and (iii) increasing Adjusted EBITDA by Distributions from the Texas-New Mexico Newspapers Partnership (see footnote d).

(b)	Includes minority interest in Adjusted EBITDA of the California Newspapers Partnership, The Denver Post Corporation and York Newspaper Company.

(c)	Includes our proportionate share of Adjusted EBITDA from JOAs in Denver, Salt Lake City and Charleston.

(d)	The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make monthly distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). These distributions have been included as they are an integral part of our cash flows from operations.

(e)	Includes minority interest in Adjusted EBITDA of the California Newspapers Partnership and The Denver Post Corporation.

(f)	Not meaningful.

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

     Advertising revenue is earned and recognized when advertisements are published, inserted, aired or displayed and are net of provisions for estimated rebates, credit and rate adjustments and discounts. Circulation revenue includes single copy and home delivery subscription revenue. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for returns. Home delivery subscription revenue is earned and recognized when the newspaper is delivered to the customer. Amounts received in advance of an advertisement or newspaper delivery are deferred and recorded on the balance sheet as a current liability to be recognized into income when the revenue has been earned.

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

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

     Certain transactions in fiscal year 2003 had an impact on comparisons of results for the three and nine-month periods ending March 31, 2003 and 2002. Acquisition transactions that affect comparisons between the three and nine-month periods ending March 31, 2003 and 2002 include the California Newspapers Partnership’s October 1, 2002 purchases of The Reporter in Vacaville, California and the Original Apartment Magazine in southern California and the January 31, 2003 purchase of the Paradise Post in Paradise, California. In addition to the acquisition transactions described, comparisons between the three and nine-month periods ended March 31, 2003 and 2002 are also affected by the formation of the Texas-New Mexico Newspapers Partnership effective March 3, 2003, after which time we no longer consolidate the results of the New Mexico newspaper properties that we contributed to the partnership. Our investment in the Texas-New Mexico Newspapers Partnership is accounted for under the equity method of accounting.

Revenues

     Revenues for the three and nine-month periods ended March 31, 2003 were $177.1 million and $552.0 million, respectively, as compared to $167.7 million and $530.3 million for the same periods in the prior year. The change represents an increase of $9.4 million, or 5.6%, and $21.7 million, or 4.1%, for the three and nine-month periods ended March 31, 2003, respectively, as compared to the same periods in the prior year. The aforementioned

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (continued)

transactions in fiscal year 2003 had the net impact of increasing reported revenues by $5.3 million and $10.5 million for the three and nine-month periods ended March 31, 2003 as compared to the same periods in the prior year.

     Excluding the transactions described above, advertising revenues increased 2.5% and 2.1%, respectively, for the three and nine-month periods ended March 31, 2003, as compared to the same periods in the prior year. The advertising revenue increases during fiscal year 2003 were primarily the result of increases in national and preprint advertising, offset in part by small declines in classified and retail advertising. Revenue increases were negatively impacted for the three-months ended March 31, 2003 as compared to the same three-months of the prior year due to advertisers pulling or delaying scheduled advertising as a result of the uncertainties leading up to and the eventual war in Iraq. Classified employment advertising revenue declined due to the continued economic slowdown that has been experienced in our newspaper markets and throughout the United States. Additionally, we experienced small declines in classified automotive advertising, which were offset in part by improvements in real estate advertising for the three and nine-month periods ended March 31, 2003. These year-to-date classified revenue declines were softened by slightly improved results for the three-month period ended March 31, 2003.

     Excluding the impact of the transactions described above, circulation revenues remained flat compared to the same period last year. Circulation volumes at the Company’s consolidated subsidiaries were also flat compared with the same period of the prior year.

     Revenues from MNGi, our interactive media division (Internet), increased $1.4 million and $3.5 million, respectively, for the three and nine-month periods ended March 31, 2003 as compared to the same periods in the prior year. These results were due primarily to the continued strong market acceptance of the combined print and online packages that we offer to our advertisers, particularly in our online retail, automotive and employment categories. Our online employment advertising service provider is Employment Specialists, in which we have a 40% ownership interest and account for under the equity method of accounting.

Cost of Sales

     Cost of sales for the three and nine-month periods ended March 31, 2003 was $63.7 million and $188.4 million, respectively, as compared to $59.8 million and $190.4 million, for the same periods in the prior year. Cost of sales increased $3.9 million, or 6.5%, and decreased $2.0 million, or 1.0%, for the three and nine-month periods ended March 31, 2003, respectively, as compared to the same periods in the prior year. The aforementioned transactions in fiscal year 2003 had the net impact of increasing cost of sales by $2.8 million and $3.6 million for the three and nine-month periods ended March 31, 2003 as compared to the same periods in the prior year. Excluding the aforementioned transactions, cost of sales increased 1.9% for the three-month period and decreased 3.0% for the nine-month period. Cost of sales was impacted for the three and nine-month periods primarily due to increases in editorial costs related to the preparation for and coverage of the war in Iraq and increased production costs as a result of us printing outside publications in northern California. Lower newsprint prices partially offset these increases for the three-month period whereas they more than offset these increases for the nine-month period. Newsprint consumption for the three and nine-month periods ended March 31, 2003 increased 4.0% and 3.3%, respectively; however, the increase in consumption was more than offset by the lower newsprint prices. Our average price per metric ton of newsprint consumed for the three and nine-month periods ended March 31, 2003 decreased 3.9% and 17.9%, respectively. Our average price was approximately $445 and $431 per metric ton during the three and nine-months of fiscal year 2003, respectively, as compared to $463 and $525 per metric ton for the same periods in fiscal year 2002.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expense for the three and nine-month periods ended March 31, 2003 was $89.3 million and $266.2 million, respectively, as compared to $80.6 million and $244.6 million, for the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (continued)

Selling, General and Administrative (continued)

same periods in the prior year. The change represents an increase of $8.7 million, or 10.7%, and $21.6 million, or 8.8%, for the three and nine-month periods ended March 31, 2003, respectively, as compared to the same periods in the prior year. The aforementioned transactions in fiscal year 2003 had the net impact of increasing SG&A by $1.9 million and $5.1 million for the three and nine-month periods ended March 31, 2003, respectively, as compared to the same periods in the prior year.

     Excluding the impact of the transactions described above, SG&A expense increased 8.4% and 6.8%, respectively, for the three and nine-month periods ended March 31, 2003, as compared to the same periods in the prior year. The increase in SG&A expense is in part the result of an increase of $1.4 million and $4.1 million, respectively, in marketing and advertising expenses for the three and nine-month periods ended March 31, 2003, as compared to the same periods in the prior year. Marketing and advertising expense increased as a result of the increase in national advertising revenue and new sales initiatives as we sought to grow revenue from non-traditional newspaper advertisers. Circulation expense also increased as a result of circulation growth strategies implemented in certain highly competitive southern California markets. Also contributing to the increase in SG&A expense were increases in health insurance and other benefits, an increase in property and casualty insurance costs, the reinstatement of 401(k) matching benefits, the lifting of salary freezes for certain groups of employees, and increased costs associated with the growth experienced in our Internet operations.

Depreciation and Amortization

     Depreciation and amortization expense for the three and nine-month periods ended March 31, 2003 was $11.7 million and $34.0 million, respectively, as compared to $13.1 million and $39.1 million for the same periods in the prior year. The change represents a decrease of $1.4 million, or 10.7%, and $5.1 million, or 13.0%, for the three and nine-month periods ended March 31, 2003, respectively, as compared to the same periods in the prior year. The fiscal year 2003 decreases are primarily due to certain assets becoming fully depreciated during fiscal year 2002, offset in part by increased depreciation and amortization associated with our fiscal year 2003 acquisitions.

Interest Expense

     Interest expense for the three and nine-month periods ended March 31, 2003 was $15.6 million and $49.1 million, respectively, as compared to $18.7 million and $58.2 million, respectively, for the same periods in the prior fiscal year. The change represents a decrease of $3.1 million, or 16.7%, and $9.1 million, or 15.8%, for the three and nine-month periods ended March 31, 2003 as compared to the same periods in the prior year.

     The decrease in interest expense is due to a decrease in our average debt outstanding, as well as a reduction in the weighted average cost of debt. For the three-month period ended March 31, 2003, our average debt outstanding decreased $49.6 million, or 5.0% and our weighted average interest rate decreased 95 basis points as compared to the same period in the prior year. For the nine-month period ended March 31, 2003, the average debt outstanding decreased $47.4 million, or 4.7%, and our weighted average interest rate decreased 90 basis points as compared to the same period in the prior year.

     Interest expense was also impacted by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $0.8 million and $1.8 million for the three and nine-month periods ended March 31, 2003, as compared to the same periods in the prior year when our interest rate swaps had the effect of increasing interest expense by $1.0 million and $3.1 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (continued)

Other (Income) Expense, Net

     Included in other (income) expense, net are non-JOA equity investment (income) or losses and those costs or income items that are not related to ongoing operations. Other (income) expense, net for the three and nine-month periods ended March 31, 2003 was $9.4 million and $10.4 million as compared to $5.7 million and $9.3 million, respectively, for the same periods in the prior year. The charges incurred for the three and nine-month periods ended March 31, 2003, respectively, include $0.9 million and $2.6 million in litigation expense related to the acquisition of Kearns-Tribune, LLC (Salt Lake City), $2.2 million and $4.5 million related to the accretion of the cost to repurchase an option held by a third party to acquire one of our newspapers, $0.4 million and $(1.9) million related to hedging activities which did not qualify for hedge accounting under SFAS No. 133, $0.1 million loss and $(0.8) million of income from non-JOA equity investments, $0.3 million and $0.5 million of costs for severance and restructuring, $2.7 million expense for the three and nine-month periods related to the jury verdict rendered against us in the case brought by a former newsprint vendor, $1.8 million for the three and nine-month periods for a loss recorded related to the impairment of goodwill associated with Alaska Broadcasting Company, and a net $1.0 million for both the three and nine-month periods for various other costs not related to ongoing operations.

Equity Income in Unconsolidated JOAs

     Equity income in unconsolidated JOAs represents our share of the net income from our unconsolidated JOA operations, which as of March 31, 2003 and 2002 includes Charleston Newspapers, the Denver Newspaper Agency, and the Newspaper Agency Corporation in Salt Lake City. Equity income from unconsolidated JOAs for the three and nine-month periods ended March 31, 2003 was $13.2 million and $49.0 million, respectively, as compared to $12.5 million and $35.3 million for the same periods in the prior year. The change represents an increase of $0.7 million and $13.7 million for the three and nine-month periods ended March 31, 2003, respectively, as compared to the same periods in the prior year. Both periods in the current year were impacted by improved results at the Denver Newspaper Agency due to increased revenues combined with reduced expenses primarily related to lower newsprint costs and a reduction in the number of employees. Improved results at the Denver Newspaper Agency were partially offset by a slight decrease in operating results at the Newspaper Agency Corporation during the three and nine-month periods ended March 31, 2003 compared to the same periods in the prior year due to a decrease in advertising revenues. Prior year’s advertising revenue at the Newspaper Agency Corporation was positively impacted by the 2002 Winter Olympics hosted in Salt Lake City whereas there was no such event of that magnitude in the current year. Both Denver and Salt Lake’s revenues were negatively impacted for the three-months ended March 31, 2003 as compared to the same three-months of the prior year due to advertisers pulling or delaying scheduled advertising as a result of the uncertainties leading up to and the eventual war in Iraq. Charleston Newspapers’ results did not change materially between periods.

Net Income

     We reported net income for the three and nine-month periods ended March 31, 2003 of $12.8 million and $32.1 million, respectively, as compared to $2.8 million and $5.1 million for the same periods in the prior year. Net income was impacted for the three and nine-month periods ended by a $27.3 million gain recognized in conjunction with the formation of the Texas-New Mexico Newspapers Partnership. Excluding the $27.3 million gain, pretax net income (loss) was ($4.7) million and $27.2 million for the three and nine-months ended March 31, 2003, respectively. In addition to the activity described above, net income for the three-month period was impacted by a $1.6 million decrease in minority interest expense and a $17.2 million increase in income tax expense (primarily associated with the Texas-New Mexico Newspapers Partnership gain described earlier), of which approximately $16.3 million is related to deferred income taxes. Net income for the nine-month period was impacted by the activity described above, as well as a $1.0 million increase in minority interest expense and a $28.0 million increase in income tax expense (primarily associated with Texas-New Mexico Newspapers Partnership gain described earlier), of which approximately $26.1 million is related to deferred income taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of liquidity are existing cash and other working capital, cash flows provided from operating activities, distributions from JOAs and the available borrowings under our credit facility. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. We, from time to time, increase our newsprint inventories in anticipation of price increases. In the fourth quarter of our fiscal year 2002 and continuing into fiscal year 2003, we built newsprint inventories to delay the impact of anticipated price increases. In general, our receivables have been collected on a timely basis.

     Net cash flows from operating activities were $50.5 million for the nine months ended March 31, 2003 as compared to $39.2 million for the same period in the prior year. The $11.3 million increase in cash flows from operating activities was primarily the result of a $2.0 million year over year increase in operating cash flows (Adjusted EBITDA) and a $7.7 million change in cash provided by operating assets and liabilities which was primarily the result of an increase in current liabilities related to: 1) the accruals for a jury verdict against us for $2.7 million related to a case brought by a former newsprint vendor; 2) an increase in the cost to repurchase an option held by a third party to acquire one of our newspapers; and 3) working capital timing differences. A $0.9 million realized gain in the first quarter of 2003 from monetizing a portion of our fixed to variable interest rate swap portfolio also contributed to the change.

     Net cash flows from investing activities were $19.7 million for the nine months ended March 31, 2003 and $23.4 million for the nine months ended March 31, 2002. The $3.7 million decrease was primarily the result of a $28.8 million increase in cash used for acquisitions (net of cash contributed by minority partners), and a net $6.0 million increase in cash flows used for fixed asset additions and disposals, offset in part by a $30.1 million increase in distributions from unconsolidated JOAs.

     Net cash flows from financing activities were $(61.0) million for the nine months ended March 31, 2003 and $(66.2) million for the nine months ended March 31, 2002. The change of $5.2 million was primarily the result of a $5.8 million decrease in distributions to minority interest during fiscal year 2003 as compared to fiscal year 2002. Although operating results of the California Newspapers Partnership have improved over the prior year, distributions decreased from the prior year due to timing. Partially offsetting the decrease in minority interest distributions was a $0.7 million increase in our net paydowns of long-term debt in the first nine-months of fiscal year 2003 as compared to the same period of fiscal year 2002.

Liquidity

     Based upon current and expected future operating results, we believe we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. As of March 31, 2003, and before taking into consideration the bank amendment discussed below, we had $161.9 million available for future borrowings under our bank credit agreement, net of $4.3 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise. The available borrowings of $161.9 million at March 31, 2003 will be impacted over the next twelve months by the amendment to the bank credit agreement described below and as a result of the following: $5.7 million of scheduled principal payments on the current portion of long-term debt and obligations under capital leases; quarterly installments of $15.0 million each are due on our bank term loan on September 30 and December 31, 2003 and $9.375 million is due on March 31, 2004; and an additional reduction of the commitment under the revolver portion of our credit facility of $25.0 million on March 31, 2004. However, we expect that cash flows from operations, net of capital expenditures, will offset a large portion of this reduction.

     In May 2003, we amended our bank credit agreement and obtained irrevocable commitments for $85.0 million from certain members of our existing bank group and other financial institutions to fund a newly created Term Loan B. The Term Loan B is expandable up to $100.0 million and is expected to be funded by June 30, 2003. Proceeds from the Term Loan B will be used to redeem the 9% Promissory Note, (discussed in Note 3: Long-Term and Other Long-Term Liabilities of the notes to the unaudited condensed consolidated financial statements of this Form 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity (continued)

and also discussed further in our June 30, 2002 Annual Report on Form 10-K), and to pay down amounts outstanding under the revolver portion of the bank credit agreement. In conjunction with the Term Loan B, we accelerated the September 30, 2003 $75.0 million and the December 31, 2003 $25.0 million reductions of the available borrowings under the revolver portion of the bank credit agreement to be effective with the amendment. No principal payments are required on Term Loan B until December 31, 2006, at which time all outstanding principal and interest are due and payable. Based on current LIBOR rates, we expect the prepayment of the 9% Promissory Note and commitment reduction will result in annual interest savings of $3.1 million.

     In conjunction with the Term Loan B, we also amended our bank credit agreement to temporarily increase the consolidated debt to operating cash flow ratio covenant. The consolidated debt to operating cash flow covenant was increased to take into account that the borrowings under Term Loan B are included in consolidated debt, while the 9% Subordinated Promissory Note was excluded from the bank credit agreement’s definition of consolidated debt.

     Despite the decrease related to pension assets experienced in fiscal year 2002, we do not expect our defined benefit pension plans will require any significant cash contributions in fiscal year 2003.

     Our share of long-term debt in unconsolidated JOAs is approximately $4.7 million at March 31, 2003.

     Through our wholly-owned subsidiary, Kearns-Tribune, LLC, we own a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and are also guarantors on a several basis of 6.0% of Ponderay’s credit facility, which is due April 12, 2006. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants at which time we could be liable for our portion or 6.0% of the guarantee. At March 31, 2003, our share of the guarantee was approximately $7.2 million, which is not recorded in our financial statements.

     Our obligations and funding commitments for capital have not changed materially from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2002. For the nine months ended March 31, 2003, we spent $13.3 million on capital expenditures, net of the minority interest share and including our share of capital expenditures related to unconsolidated JOAs. Our capital expenditures for the remaining three months of fiscal year 2003 are projected to be $9.4 million, excluding the portion attributable to minority interest.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK

Debt and Related Interest Rate Swaps

     We are exposed to market risk arising from changes in interest rates associated with borrowings under our bank credit facility Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. We periodically enter into interest rate swap agreements to reduce our exposure to the uncertainty of interest rate fluctuations associated with our debt. The nature and position of our bank debt and interest rate swaps have not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2002, except as described below.

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

     At June 30, 2002, we had several fixed to variable interest rate swap agreements with a total notional amount of $250.0 million. These agreements swap fixed-rate interest payments for variable interest rate payments based on current pricing. These swaps were entered into to mitigate the effects of a protracted and slow economic recovery and to take advantage of the current low interest rates available under a variable rate instrument; however, these swaps do not qualify for hedge accounting. During the first quarter of fiscal year 2003, we terminated two of these interest rate swap agreements, reducing the total notional amount to $150.0 million. A gain of $0.9 million was recognized in the first quarter of fiscal year 2003 as a result of monetizing these two swaps. An unrealized loss of $0.2 million and an unrealized gain of $1.7 million, respectively, was recognized for the three and nine-month periods ended March 31, 2003 as a result of marking to market the change in fair value of the remaining $150.0 million total notional amount of our fixed to variable interest rate swap agreements.

Newsprint Prices

     To mitigate the influence of newsprint price fluctuations, we periodically enter into fixed price newsprint contracts and newsprint swap agreements. We did not enter into any new fixed price contracts or newsprint swap agreements during the three or nine-month periods ended March 31, 2003.

     In January 2003, newsprint suppliers announced a $50 per metric ton price increase to be effective March 1, 2003. However, as of the date of this report, the newsprint suppliers have been largely unsuccessful in implementing the price increase to large newsprint buyers. The April 2003 RISI (Resource Information Systems, Inc.) index price for North American 30-pound newsprint was $495 per metric ton, compared to the April 2002 RISI price index of $440 per metric ton. We continue to purchase newsprint at rates substantially below RISI. However, in the fourth quarter of our fiscal year 2003 we expect newsprint prices to be slightly higher than the same period of the prior year. Despite the relatively low market price for newsprint, our average price per metric ton will continue to be negatively impacted by our fixed price newsprint contract and newsprint swap, which at March 31, 2003 are both in excess of the market price. However, we expect these agreements will mitigate the impact of rising newsprint prices in the future. Currently, the weighted average price of our newsprint under both the fixed price and swap agreement for the remainder of fiscal year 2003 is expected to be approximately $611 per metric ton.

     Because of the decline in newsprint prices in fiscal year 2002, we saw the value of our newsprint swap agreement decrease due to decreases in the market rate and the associated long-term pricing curves used by analysts to value our newsprint swap agreement. However, due to the recent increase in newsprint prices and continued expiration of our long-term commitments under our swap agreement, the unrealized losses associated with our newsprint swap agreement have declined on a year-to-date basis. The value of our newsprint swap portfolio is recorded as a $2.2 million obligation, net of taxes as of March 31, 2003. This represents a decrease in the obligation, or an increase in the value of the newsprint swap, of $0.4 million and $1.0 million, net of taxes, for the three and nine-month periods ended March 31, 2003, respectively. The changes in value have been recorded as a component of other comprehensive income (loss).

EXHIBIT INDEX

EXHIBIT
N0.	DESCRIPTION

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.