Form 10-K
period 2003-06-30
MEDIANEWS GROUP INC
filed 2003-09-29
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-75156

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
NONE

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes       No.  X

     State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Class of Voting Stock and Number of Shares Held by
Non-Affiliates at December 31, 2002		Market Value Held by Non-Affiliates

Class A	157,576 shares	Unavailable

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Common Stock at September 26, 2003

Class A	2,298,346 shares

     Documents Incorporated by Reference:  None

PART I

Item 1. Business

General

     MediaNews Group, Inc. (“MediaNews” or “the Company”) is the successor issuer to Garden State Newspapers, Inc., which was founded in March 1985. We control 40 market dominant daily, and approximately 65 non-daily newspapers in nine states (including suburban markets in close proximity to the San Francisco Bay area, Los Angeles, New York, Baltimore and Boston). We also own metropolitan daily newspapers in Denver and Salt Lake City, which operate under Joint Operating Agency (“JOA”) agreements. Our principal sources of revenue are print advertising and circulation. Other sources of revenue include commercial printing and electronic advertising. Our newspapers had a combined daily and Sunday paid circulation of approximately 1.7 million and 2.3 million, respectively, as of March 31, 2003.

     We have grown primarily through strategic acquisitions, partnerships and to a lesser extent, through internal growth. See page 12 for a description of significant acquisitions, dispositions and partnerships created during each of the last five years. One of our key acquisition strategies is to focus on newspaper markets contiguous to our own, allowing us to realize operating synergies. We refer to this strategy as “clustering.”

     Our newspapers are geographically diverse and generally positioned in markets with limited direct competition for local newspaper advertising. Start-ups of new daily newspapers in suburban markets with pre-existing local newspapers are rare. We believe our newspaper markets, taken as a whole, have above average population and sales growth potential. Most suburban and small city daily newspapers, such as a majority of the newspapers we own, have the leading or sole distribution in the market areas they serve. Suburban newspapers address the specific needs of the community by publishing a broad spectrum of local news as well as advertiser-specific editions which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities, the local newspaper provides a combination of social and economic services in a way that only it can, making it attractive for both consumers and advertisers.

     Sizeable weekly newspapers are generally found in and around metropolitan areas in addition to smaller towns and cities. We own numerous suburban weekly newspapers, such as the weekly newspapers operated by Alameda Newspapers Group (ANG), Los Angeles Newspapers Group, and the Connecticut Post. The typical suburban weekly newspaper has a broader advertiser base and does not rely to the same degree as a metropolitan daily on major retailers for advertising revenues. A majority of our weekly newspapers are distributed in markets where we own and distribute daily newspapers. This strategy allows us to achieve greater market penetration and eliminate or reduce the threat of direct-mail and shopper competition in many of our markets.

Industry Background

     Newspaper publishing is the oldest and largest segment of the media industry. We believe the focus on local news has allowed newspapers to remain the dominant medium for local advertising, accounting for approximately 40% of all local media advertising expenditures in the United States in calendar year 2002(1). We believe newspapers continue to be viewed as the best medium for retail advertising, which emphasizes the price of goods, in contrast to television, which is generally used for image advertising.

     Readers of newspapers tend to be more highly educated and have higher incomes than non-newspaper readers. For instance, 61% of college graduates and 64% of households with income greater than $75,000 are reported to read a daily newspaper(1). We believe that newspapers continue to be the most cost-effective means for advertisers to reach this highly targeted demographic group.

     Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which makes up approximately 36%(1) of newspaper advertising revenues industry-wide, is the most sensitive to economic improvements or slowdowns as it is affected by employment trends, real estate transactions and automotive sales.

Significant Transactions in Fiscal Year 2003

     Effective October 1, 2002, the California Newspapers Partnership (“CNP”), of which we are the majority owner, acquired substantially all of the operating assets used in the publication of The Reporter, a morning daily newspaper and Valu-Pack, a total

(1)	Source: NAA.org Newspaper Association of America 2003 Facts About Newspapers

Significant Transactions in Fiscal Year 2003 (continued)

market coverage product, both published in Vacaville, California. The purchase price was $30.9 million. At the date of purchase, the newspaper had daily and Sunday paid circulation of approximately 18,000 and 20,000, respectively.

     Effective October 1, 2002, CNP acquired substantially all of the operating assets used in the publication of the Original Apartment Magazine, a free distribution apartment rental magazine. The Original Apartment Magazine is published every two weeks in three different zones of the greater Los Angeles metropolitan area: Los Angeles/San Fernando, Orange County, and the Inland Empire. The purchase price was $10.0 million, plus an additional earnout of up to $6.0 million dependent on future operating performance. At the date of purchase, the magazine had monthly distribution of approximately 296,000.

     Effective January 31, 2003, CNP acquired substantially all of the operating assets used in the publication of the Paradise Post, a paid weekly newspaper published three times weekly in Paradise, California, plus related publications and a large commercial printing business. The purchase price was approximately $13.0 million.

     On December 10, 2002, MediaNews announced that, through its subsidiary, Alaska Broadcasting Company, Inc., it had reached an agreement in principle to purchase the Anchorage Fox affiliate, KTBY, from Piedmont (formerly GOCOM). Alaska Broadcasting Company, Inc. owns KTVA, a CBS affiliate in Anchorage. We have filed a waiver request with the FCC under the new FCC media cross-ownership rules and are awaiting approval to allow us to purchase KTBY for a purchase price of $4.5 million. However, a recent ruling by the federal appeals court in Philadelphia has stayed any ownership changes under the new rules, and until the stay is lifted, our waiver request cannot be considered. In connection with the pending transaction, Alaska Broadcasting Company, Inc. has assumed responsibility for purchasing and reselling advertising on KTBY under a revised joint sales agreement. Under the original joint sales agreement, Piedmont’s KTBY had purchased and resold KTVA’s advertising.

     Effective March 3, 2003, MediaNews and Gannett Co., Inc. (“Gannett”) formed the Texas-New Mexico Newspapers Partnership. MediaNews contributed substantially all the operating assets and current liabilities of its New Mexico newspapers, including the Las Cruces Sun-News, The Daily Times (Farmington), Carlsbad Current-Argus, Alamogordo Daily News, and The Deming Highlight, as well as all the weekly and other publications published by these daily newspapers, in exchange for a 33.8% interest in the Texas-New Mexico Newspapers Partnership. Gannett contributed the El Paso Times, located in El Paso, Texas, in exchange for a 66.2% controlling partnership interest. As a result, effective March 3, 2003, MediaNews no longer consolidates the operations of the entities it contributed to the partnership and began accounting for its share of the operations of the Texas-New Mexico Newspapers Partnership under the equity method of accounting. The contribution to the Texas-New Mexico Newspapers Partnership was treated as two separate, but simultaneous events: (1) a sale whereby, for accounting purposes, we sold 66.2% of our interest in our New Mexico properties and, as a result, recognized a non-monetary pre-tax gain of approximately $27.4 million, and (2) the acquisition of a 33.8% interest in the partnership.

Operating Strategy

     Our long-term operating strategy is to increase revenues and cash flows through geographic clustering, partnerships and internal growth. The key components of our long-term internal growth strategy are targeted marketing programs, local news leadership, circulation growth, cost control, Internet delivery of news and advertising and convergence. These strategies are more fully described below.

Geographic Clustering. One of our key acquisition strategies is to acquire newspapers in markets contiguous to our own, allowing us to realize operating synergies. We refer to this strategy as “clustering.” Clustering enables us to realize operating efficiencies and economic synergies, such as the sharing of management, accounting, newsgathering, advertising and production facilities. In addition, we seek to increase operating cash flows at acquired newspapers by reducing labor costs, and implementing overall improvements in cost management. Clustering also enables us to maximize revenues by selling advertising into newspapers owned by us in contiguous markets. As a result of clustering, we believe that our newspapers are able to obtain higher operating margins than they would otherwise be able to achieve on a stand-alone basis. CNP, the Denver JOA, and the Texas-New Mexico Newspapers Partnership are extensions of this strategy.

Targeted Marketing Programs. Through a strong local presence and active community relations, we are able to develop and implement marketing programs that maximize our share of advertising revenues in each newspaper’s market. We utilize research, demographic studies and zoning (marketing directed to a particular sub-segment of a local area) in developing marketing

Operating Strategy (continued)

programs and new products that meet the unique needs of specific advertisers. We have also formed strategic alliances, such as partnering with ADVO in three markets, including most recently Los Angeles, to provide direct mail programs to capture mid-week preprint and print and delivery business.

Local News Leadership. We are committed to being the leaders in providing high quality local news. Our newspapers generally have the largest local news gathering resources in their markets. We believe that our focus on local news coverage is key to our success and that providing high quality local and regional news makes us unique in our markets. With the timeliness and availability of national and world news 24 hours a day on television and the Internet, we believe that providing in-depth local news coverage is invaluable and sets us apart from other news sources, generating reader loyalty and increasing franchise value. Additionally, our ongoing involvement in the communities in which we operate not only strengthens our relationships with these communities but also provides our advertisers a superior vehicle for promoting their goods and services. Although our focus is primarily on local news, we are committed to providing quality national and international news coverage when it is of particular interest to the local community, such as sending embedded reporters and photographers from our metropolitan daily newspapers to cover the recent war in Iraq.

The majority of our newspapers receive awards annually for excellence in various editorial categories in their respective regions and circulation size. Recently, The Denver Post achieved the highest award for editorial excellence, winning a Pulitzer Prize in 2000 for its coverage of the Columbine High School tragedy. Our other newspapers have also received numerous awards from state press associations as well as other peer organizations for their editorial content, local news and sports coverage, and photography. In addition, our newspapers are designed to visually attract readers through attractive layouts and color enhancements, and in an ongoing effort to improve quality, we have made investments in digital photography.

Circulation Growth. We believe that circulation growth is essential to the creation of long-term franchise value at our newspapers. Accordingly, we have and will continue to make significant investments in promotion, telemarketing and other circulation growth campaigns to increase circulation and readership. Our management incentive programs are designed to reward our publishers for circulation growth at their daily newspapers. For the March 2003 ABC (Audit Bureau of Circulation) reporting period, our newspapers exceeded planned growth by almost 1% both daily and Sunday. MediaNews Group as a whole showed growth of 0.5% daily and Sunday, after adjusting for the impact of the Salt Lake City 2002 Olympics, easily outperforming the industry average which showed a decline of 0.1% for both daily and Sunday. We continue to balance our commitment to circulation growth with circulation profit by instituting programs that target the replacement of higher churn short-term circulation orders with longer term, more profitable circulation, thereby delivering a stable subscriber base for our advertising customers and controlling subscriber acquisition costs. This strategy has improved circulation profits, but may at times decrease circulation volumes in the short-term. We are also making substantial investments in technology to enhance demographic targeting of potential subscribers aimed at selling to and retaining high quality subscribers.

Cost Control. We emphasize cost control with a particular focus on managing staffing requirements. At newspapers with collective bargaining unions, management strives to enter into long-term agreements with minimal annual increases. In addition, we further control labor costs through investments in state-of-the-art production equipment that improve production quality and increase efficiency. We are equally focused on newsprint cost control. Each of our newspapers benefits from the discounted newsprint pricing we obtain as one of the largest newspaper groups in the United States. We purchase newsprint from several suppliers under arrangements resulting in what we believe are some of the most favorable newsprint prices in the industry.

We were the first newspaper company in the United States to convert all of our newspapers to a 50-inch web width, which reduced the width of a single newspaper page to 12.5 inches from either 13.5 inch or 13.75 inch page widths. These conversions have permanently reduced our newsprint consumption in excess of 8% over levels prior to conversion. While converting to the 50-inch web-width cut our newsprint costs, it also had the added benefit of improving customer satisfaction through ease of use.

Internet. MediaNews Group interactive (“MNGi”), the Internet arm of the company, provides our newspapers with the tools, technologies and services that our newspapers need to maintain their presence as the leading Web sites in each of the communities that they serve. Those services include: hosting, online publishing/site delivery, maintenance, ongoing-development, training, advertisement delivery, site analytics and business development support. We are zealously focused on leveraging our extensive news gathering resources and our existing sales infrastructure in both print and electronic media to extend the reach and the profitability of our local media franchises. Our newspapers’ Internet operations have seen their local markets’ reach grow significantly with unique visitor growth of 50% year over year. Recently, we have begun to implement next generation classified capabilities which we believe will result in more revenue per order, new revenue streams, significant cost savings, and the

Operating Strategy (continued)

development of better products that will allow us to better compete with new entrants into on-line advertising and enhance advertiser satisfaction.

In addition, we will soon be introducing site registration and personalization across each of our sites, giving us the ability to integrate our online/offline databases to allow for a very high degree of online targeted marketing including print subscription acquisitions, email marketing and the ability to target advertising based on the captured demographic and psychographic data.

We have also made strategic Internet investments to expand and enrich our online content and advertising services as is more fully described below. By being the leading, and in certain instances the sole provider of local news in most of our markets, and leveraging the Internet, electronic media, emerging wireless and broadband technologies, we believe that our newspapers are well positioned to respond to and benefit from changes in the way in which advertising, news and information are delivered to customers in the future. Our online newspapers can be found at www.newschoice.com.

Our strategic Internet investments include:

•	PowerOne Media (“PowerOne”) (www.poweronemedia.com), provides interactive vertical classified advertising solutions, primarily for the newspaper industry. PowerOne Media solutions include CarCast, Zwire!, Classified Hosting, Employment, Display Ads, Franchise Solutions, Online Dating, and Real Estate. Our equity interest in PowerOne is approximately 6.0%.

•	CareerSite (www.careersite.com) develops and sells Internet based application tools that allow job seekers and employers to search job opportunities and resumes for the best match. As of June 30, 2003, approximately 140 newspapers are using CareerSite as their Internet employment vertical, of which more than 90 are not owned or controlled by MediaNews. Employment advertising is an important revenue stream at our newspapers, and with our investment in CareerSite, we are able to integrate and provide the best of newspaper and Internet functionality for users and advertisers. Our equity interest in CareerSite is approximately 40%. It is currently anticipated that CareerSite will merge with PowerOne on or around September 30, 2003, after which we expect to own approximately 16.0% of PowerOne.

•	SeeitBuyit (www.seeitbuyit.com), incorporated as Mortgage Rate Watch, is a marketing and promotional services company focused on providing the real estate industry powerful listing and selling tools to participating realtors and newspaper affiliates under a program designed to provide a one stop shopping marketing solution for our real estate advertising customers. “SeeitBuyit” provides realtors with video photography of real estate for sale, the conversion of photo shoots into online home tours with full video streaming and production of brochures, street signs, direct mail pieces, and other items used by realtors in selling new and existing homes. SeeitBuyit is a wholly-owned subsidiary of MediaNews.

Convergence. We have made strategic investments in other media outlets, including radio stations in and around Graham, Texas, which are operated in conjunction with our weekly newspapers published in and around Graham. We also own the CBS television affiliate in Anchorage, Alaska, which is now operated in conjunction with the Fox affiliate in Anchorage under the terms of a Joint Sales Agreement and a Shared Services Agreement. In addition, many of our newspapers have a television partner, which provides promotional value, and sharing of news gathering resources and advertising cross-selling opportunities.

As the digital age continues to evolve, we will explore new and innovative ways to leverage our content across multiple platforms with a clear focus toward developing profitable new revenue streams. Currently, there is some uncertainty as to what the final FCC rules and regulations will be with respect to newspaper cross-ownership. However, even if final newspaper cross-ownership rules and regulations are relaxed, we do not anticipate making significant television or radio acquisitions in the aggregate or making changes to our current business strategy. We will continue to develop strategic partners to assist in the development of our strategy in a cost efficient manner.

     We may, from time to time, make strategic or targeted acquisitions and dispositions, which individually or in the aggregate may be material. Acquisitions will be considered only when they contribute to our clustering strategy or represent a compelling value proposition due to the attractiveness of the price in relation to the growth potential of the asset. Furthermore, our acquisition strategy will continue to be governed by the strong financial disciplines that have enabled us to grow through acquisitions without substantial increases to our leverage ratio. We will also continue to invest conservatively in the Internet and other electronic media companies and enter into partnerships that complement our existing newspapers or our other electronic media investments to the extent that such investments and partnerships enhance our convergence strategy.

Paid Circulation

     The following table sets forth paid circulation of each of our daily newspapers. The daily circulation data for our JOAs reflects only our newspapers’ share of the combined circulation; however, Sunday circulation for Denver, York and Charleston reflect the combined JOA circulation as only one newspaper is published on Sunday for these JOAs.

	Paid Circulation at March 31, 2003

	Morning(M)
	Evening(E)		Daily	Sunday

MediaNews:
The Denver Post, Denver, CO (JOA)	M		301,107	790,508
Daily News, Los Angeles, CA	M	(1)	177,562	200,570
The Salt Lake Tribune, Salt Lake City, UT (JOA)	M		137,317	159,429
Press-Telegram, Long Beach, CA	M	(1)	96,576	108,625
The York Dispatch & York Sunday News, York, PA (JOA)	E		38,491	93,207
Charleston Daily Mail & Sunday Gazette-Mail, Charleston, WV (JOA)	E		35,985	93,152
Connecticut Post, Bridgeport, CT	M		78,374	88,892
The Sun, Lowell, MA	E		50,335	52,089
The Berkshire Eagle, Pittsfield, MA	M		31,132	35,641
The Evening Sun, Hanover, PA	E		19,767	21,197
Lebanon Daily News, Lebanon, PA	E		20,517	20,310
Sentinel & Enterprise, Fitchburg, MA	E		17,296	17,762
Eastern Colorado Publishing Company, CO	E	(2)	12,684	(5)
Brattleboro Reformer, Brattleboro, VT	M		10,261	(5)
Bennington Banner, Bennington, VT	M		7,849	(5)
North Adams Transcript, North Adams, MA	E		7,101	(5)

Subtotal			1,042,354	1,681,382
California Newspapers Partnership (consolidated, 54.23% owned):
ANG Newspapers, San Francisco Bay Area, CA		(3)	219,141	180,195
San Gabriel Valley Newspaper Group, CA	M	(4),(1)	101,335	107,259
The Sun, San Bernardino, CA	M	(1)	74,581	84,170
Inland Valley Daily Bulletin, Ontario, CA	M	(1)	65,181	75,371
Marin Independent Journal, Marin CA	E		40,378	40,179
Enterprise-Record/Oroville Mercury-Register, Chico & Oroville, CA	M		33,785	33,334
Times-Herald, Vallejo, CA	M		20,921	22,270
Times-Standard, Eureka, CA	M		19,081	20,875
The Reporter, Vacaville, CA	M		18,186	19,562
Daily Democrat, Woodland, CA	E		9,917	10,117
The Ukiah Daily Journal, Ukiah, CA	E		7,712	8,083
Redlands Daily Facts, Redlands, CA	E	(1)	7,100	7,201
Red Bluff Daily News, Red Bluff, CA	E		7,097	(5)
Lake County Record-Bee, Lakeport, CA	M		7,047	(5)

Subtotal			631,462	608,616

Total			1,673,816	2,289,998

Texas-New Mexico Newspapers Partnership (unconsolidated, 33.8% owned):
El Paso Times, El Paso, TX	M		74,418	91,715
Las Cruces Sun-News, Las Cruces, NM	M		22,640	25,045
The Daily Times, Farmington, NM	M		18,260	19,804
Carlsbad Current-Argus, Carlsbad, NM	M		8,503	8,784
Alamogordo Daily News, Alamogordo, NM	E		7,179	7,926
The Deming Headlight, Deming, NM	M		3,084	(5)

Total			134,084	153,274

Circulation figures are based on the Audit Bureau of Circulation (ABC) Fas-Fax Statements for the six-month period ended March 31, 2003, except for The Deming Headlight, which does not report to ABC.

(footnotes on following page)

(footnotes from preceding page)

(1)	Part of Los Angeles Newspapers Group (“LANG”), located in Los Angeles County, California. Combined LANG daily and Sunday circulation is 522,335 and 583,196, respectively.

(2)	Eastern Colorado Publishing Company publishes The Fort Morgan Times, the Journal-Advocate and the Lamar Daily News, published in Fort Morgan, Sterling and Lamar, Colorado, respectively. All three are evening newspapers.

(3)	Alameda Newspapers Group is headquartered in Oakland, California and publishes six daily newspapers: Oakland Tribune, The Daily Review (Hayward), Tri-Valley Herald (Pleasanton), The Argus (Fremont), Alameda Times-Star, and San Mateo County Times. All the newspapers except for the San Mateo County Times are morning newspapers. San Mateo does not publish a Sunday newspaper.

(4)	San Gabriel Valley Newspapers Group is located in West Covina, California, approximately 10 miles east of Los Angeles and publishes three morning daily newspapers: Pasadena Star-News, San Gabriel Valley Tribune and Whittier Daily News.

(5)	This newspaper does not publish a Sunday edition.

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

     Advertising revenue includes Retail (local and national department stores, specialty shops, preprinted advertising circulars and other local retailers), National (national advertising accounts), and Classified advertising (employment, automotive, real estate, private party and personals). Retail revenue increased overall due to increases in preprints and national revenue also improved in 2003. Classified revenue has been impacted by the significant decline in classified employment advertising due to the continued economic slowdown that has been experienced in our newspaper markets and throughout the United States. The contributions of Retail, National, Classified and Circulation revenue to total revenues for fiscal years 2003, 2002 and 2001 are shown in the table below.

	Fiscal Years Ended June 30,(1)

	2003	2002	2001

Retail	42%	41%	39%
National	6	4	6
Classified	28	30	34
Circulation	19	20	17
Other	5	5	4

	100%	100%	100%

(1)	Generally accepted accounting principles do not allow us to consolidate the revenues for our JOA investments we do not control; accordingly, we record our share of the JOA’s net results in one line item, “Income from Unconsolidated JOAs.” Therefore, revenue data for the JOAs we do not control (Charleston and Salt Lake City, and Denver upon the Denver JOA’s January 23, 2001 formation) are excluded from this summary (see further discussion under Critical Accounting Policies).

Newsprint

     Newsprint is one of the largest costs of producing a newspaper. We buy newsprint from several suppliers under arrangements that we believe are some of the most favorable long-term newsprint prices in the industry. We also own, through Kearns-Tribune, LLC, a 6% interest in Ponderay Newsprint Company. During fiscal years 2003, 2002, and 2001, excluding our unconsolidated JOA operations, we consumed approximately 154,000, 148,000 and 226,000 metric tons of newsprint, respectively, and, during the same periods, incurred newsprint expense of $67.3 million, $74.8 million and $126.0 million, respectively. Newsprint expense as a percentage of revenue from our newspaper operations (excluding unconsolidated JOAs) for fiscal years 2003, 2002 and 2001 was 9.2%, 10.6% and 14.9%, respectively. Newsprint expense has decreased since fiscal year 2001, primarily due to the formation of the Denver JOA on January 23, 2001, and a decrease in the average price per metric ton of 13% and 10% in 2003 and 2002, respectively. The January 2001 formation of the Denver JOA impacted newsprint expense because prior to the JOA, The Denver Post’s newsprint expense was consolidated in our results and now the operations of the Denver JOA are included as a component of “Income from Unconsolidated JOAs.” In addition, because The Denver Post, prior to the JOA, had lower circulation rates and lower advertising costs per thousand of distribution than other metro markets of similar size, including our market dominant suburban newspapers, our newsprint expense as a percentage of revenue was greater in fiscal year 2001. Also, as mentioned above, the decrease in the average price per metric ton, which began in fiscal year 2002 and continued into 2003, also impacted our newsprint expense. For the year ended June 30, 2003 our average price per metric ton was $438, whereas for the year ended June 30, 2002, our average price was $504 per metric ton. See “Near Term Outlook” for current newsprint pricing trends.

Employee Relations

     We employ at our consolidated entities and unconsolidated JOAs approximately 8,500 full-time and 2,200 part-time employees, of which approximately 3,000 are unionized. There has never been a strike or work stoppage at any of our newspapers during our ownership, and we believe that our relations with our employees are generally good.

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

Competition

     Each of our newspapers competes for advertising revenue to varying degrees with magazines, yellow pages, radio, television and cable television, as well as with some weekly publications, direct mail and other advertising media, including electronic media (Internet). Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. Our suburban and small city daily newspapers are the dominant local news and information source, with strong brand name recognition and no direct competition from similar daily newspapers published in their markets. However, as with most suburban small city daily newspapers, some circulation competition exists from larger daily newspapers, which are usually published in nearby metropolitan areas.

     We believe larger metropolitan daily newspapers with circulation in our newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper’s main source of revenues. Our daily newspapers capture the largest share of local advertising as a result of their direct coverage of the suburban market by providing our reader with local stories and information that major metropolitan newspapers are unable or unwilling to provide. In addition, we believe advertisers generally regard newspaper advertising as a more effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image.

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

Regulation and Environmental Matters

     Substantially all of our facilities are subject to federal, state and local laws concerning, among other things, emissions to the air, water discharges, handling and disposal of wastes or otherwise relating to protection of the environment. Compliance with these laws has not had, nor do we expect it to have, a material effect upon our capital expenditures, net income or competitive position.

     Environmental laws and regulations and their interpretation, however, have changed rapidly in recent years and may continue to do so in the future. Environmental Assessment Reports of our properties have identified historic activities on certain of these properties, as well as current and historic uses of properties in surrounding areas, which may affect our properties and require further study or remedial measures. No material remedial measures are currently anticipated or planned by us or required by regulatory authorities with respect to our properties. However, no assurance can be given that existing Environmental Assessment Reports reveal all environmental liabilities, that any prior owner of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist at any such property.

     Because we deliver certain newspapers by second-class mail, we are required to obtain permits from, and to file an annual statement of ownership with, the United States Postal Service.

Item 2. Property

     Our corporate headquarters are located in Denver, Colorado. The listing below of our production facilities are, in most cases, complete newspaper production and office facilities, but the listing also includes television and radio stations. The principal operating facilities we own are located in:

Alaska	Massachusetts	Texas	California
Anchorage	Pittsfield	Graham	Vacaville	West Covina
	North Adams		Paradise	Valencia
Colorado	Lowell	Utah	Hayward	Long Beach
Denver	Fitchburg	Salt Lake City	Pleasanton	San Bernardino
Sterling	Devens		Marin	Ontario
Fort Morgan		Vermont	Eureka	Woodland Hills
Lamar	Pennsylvania	Brattleboro	Chico
	York	Bennington	Vallejo
Connecticut	Hanover		Lakeport
Bridgeport	Lebanon	West Virginia	San Mateo
Charleston

     Certain facilities located in Denver, Colorado and Oakland, Pasadena, Hayward and Pleasanton, California are operated under long-term leases.

     We believe that all of our properties are generally well maintained, in good condition and suitable for current operations. Our equipment is adequately insured.

Item 3. Legal Proceedings

     We are involved in legal proceedings related to:

•	The former owner of Kearns-Tribune, LLC’s option to purchase substantially all of the assets of The Salt Lake Tribune; and

•	Alleged amounts owed in conjunction with the termination of a newsprint swap agreement.

     In addition, we are involved in other litigation arising in the ordinary course of business. In our opinion, the outcome of these legal proceedings will not have a material adverse impact on our financial condition, results of operations, or liquidity. For further discussion of significant legal proceedings and the related financial impact, see Note 11 of the Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

     The Class A Common Stock is not registered and has no established trading market and is not widely held. As of September 26, 2003, there were 25 shareholders of record.

     We have not paid a dividend on our common stock and we do not currently have plans to pay cash dividends on our common stock. In addition, our long-term debt agreements contain covenants, which among other things, restrict our ability to pay dividends to our shareholders.

     We do not currently have any equity compensation plans, although an equity plan is currently being explored.

Item 6. Selected Financial Data

					Garden State
	MediaNews Group, Inc.				Newspapers Inc. &
	& Subsidiaries				Subsidiaries(c)

	Fiscal Years Ended June 30,

	2003(b)	2002(b)	2001(b)	2000(b)	1999(b)

	(Dollars in thousands)
INCOME STATEMENT DATA(a):
Revenues
Advertising	$556,016	$535,687	$673,737	$769,976	$440,734
Circulation	137,445	139,495	144,292	148,194	113,515
Other	45,137	35,948	34,151	28,936	15,936

Total Revenues	738,598	711,130	852,180	947,106	570,185

Income (Loss) from Unconsolidated JOAs	25,227	8,770	(3,202)	2,142	1,511

Cost of Sales	221,888	220,082	297,825	339,660	182,544
Selling, General and Administrative	346,763	324,364	385,764	421,825	253,371
Depreciation and Amortization	40,553	47,545	62,593	62,152	43,636
Interest Expense	64,252	75,302	82,241	75,758	56,765
Gain on Sale of Newspaper Properties	27,399	—	74,255	117,621	—
Minority Interest	(34,088)	(32,218)	(40,927)	(34,092)	(12,295)
Income Before Income Taxes and Extraordinary Items	67,855	9,883	39,271	124,976	10,030
Net Income (Loss)	40,828	12,365	25,227	130,383	(822)

CASH FLOW DATA:
Capital Expenditures	$20,669	$11,323	$19,611	$25,505	$13,005
Cash Flows from:
Operating Activities	$57,838	$57,592	$43,678	$96,404	$61,891
Investing Activities (including Capital Expenditures)	38,206	34,441	(307,534)	117,921	(70,670)
Financing Activities	(94,730)	(97,153)	126,373	(74,438)	10,332

BALANCE SHEET DATA:
Total Assets	$1,384,085	$1,323,184	$1,386,884	$1,138,892	$846,454
Long-Term Debt and Capital Leases, Net of Cash and Minority Interest in Long-Term Debt	893,797	941,272	991,373	683,932	758,937
Other Long-Term Liabilities and Obligations	33,947	30,462	23,906	17,633	7,543
Total Shareholders’ Equity (Deficit)	60,008	24,501	22,737	939	(150,901)

NON-GAAP FINANCIAL DATA(d):
Adjusted EBITDA	$169,947	$166,684	$168,591	$185,621	$134,270
Minority Interest in Adjusted EBITDA	(49,089)	(45,946)	(45,647)	(44,298)	(14,939)
Combined Adjusted EBITDA of Unconsolidated JOAs	40,371	36,006	14,205	4,725	3,144
Distributions from Texas-New Mexico Newspapers Partnership(e)	2,896	—	—	—	—

Adjusted EBITDA Available to Company	$164,125	$156,744	$137,149	$146,048	$122,475

(footnotes on following page)

(footnotes from preceding page)

(a)	The income statement data is impacted by the following significant transactions.

Acquisitions Fiscal Years 1999-2003

Year	Date	Publication	Location	Description	Purchase Price

2003	01/31/03	Paradise Post	Paradise, California	Three times weekly newspaper, plus commercial printing	$13.0 million
	10/01/02	The Reporter	Vacaville, California	Daily morning newspaper	$30.9 million
	10/01/02	Original Apartment Magazine	Los Angeles, California	Free distribution apartment rental magazine	$10.0 million
2002	No significant acquisitions
2001	05/31/01	Ruidoso News	Ruidoso, New Mexico	Bi-weekly newspaper	$3.8 million
	03/31/01	Alamogordo Daily News	Alamogordo, New Mexico	Daily evening newspaper	$9.5 million
	02/01/01	Lake County Record-Bee	Lakeport, California	Daily morning newspaper	$7.3 million
	01/02/01	The Salt Lake Tribune	Salt Lake City, Utah	Daily morning newspaper JOA	$200.0 million
	10/31/00	Carlsbad Current-Argus	Carlsbad, New Mexico	Daily morning newspaper	$7.0 million
	10/01/00	Connecticut Post	Bridgeport, Connecticut	Daily morning newspaper	$194.0 million
2000	05/06/00	KTVA	Anchorage, Alaska	Television station; CBS affiliate	$7.0 million
	03/01/00	Nashoba Publishing	Ayers, Massachusetts	Six weekly newspapers and three monthly publications	$4.2 million
	01/01/00	Hometown Shopper	Ukiah, California	Shopper	(1)
	10/31/99	The Deming Headlight	Deming, New Mexico	Daily morning newspaper	$2.0 million
	10/01/99	Milpitas Post	Milpitas, California	Weekly newspaper	(1)
1999	10/01/98	The Daily Times	Farmington, New Mexico	Daily morning newspaper	$14.9 million
	08/22/98	Charleston Newspapers	Charleston, West Virginia	Daily evening newspaper JOA	$47.0 million

Dispositions Fiscal Years 1999-2003

Year	Date	Publication	Location	Description	Sales Price

2003	No dispositions
2002	No dispositions
2001	01/31/01	The Lompoc Record	Lompoc, California	Daily evening newspaper	$8.0 million, pre-tax gain of $4.6 million
	10/31/00	Daily Nonpareil	Council Bluffs, Iowa	Daily evening newspaper	$39.0 million, pre-tax gain of $23.6 million
2000	06/30/00	The Express Times Gloucester County Times Today’s Sunbeam Bridgeton News North Jersey weeklies	Easton, Pennsylvania Woodbury, New Jersey Salem, New Jersey Bridgeton, New Jersey North Jersey, New Jersey	Daily morning newspaper Daily evening newspaper Daily morning newspaper Daily evening newspaper Weekly newspapers	$145.0 million, pre-tax gain of $114.3 million
	07/31/99	The Hemet News and Moreno Valley Times	Hemet and Moreno Valley, California	Daily and weekly newspaper	$8.0 million, pre-tax gain of $3.3 million
1999	No dispositions

Other Significant Transactions Fiscal Years 1999-2003

Year	Description

2003	Effective March 3, 2003, we formed the Texas-New Mexico Newspapers Partnership with Gannett. Upon formation, we recognized a non-monetary pre-tax gain of $27.4 million.
2002	None.
2001	Effective January 23, 2001, we formed the Denver Newspaper Agency (“DNA” or “Denver JOA”) with E.W. Scripps (“Scripps”), owner of the Rocky Mountain News. Upon formation of DNA, MediaNews and Scripps each contributed to DNA substantially all of their operating assets used in the publication of The Denver Post and the Rocky Mountain News. In addition to the assets contributed to DNA, Scripps paid us $60.0 million to obtain its 50% interest in DNA. We recognized a pre-tax gain of approximately $46.7 million related to this transaction.
2001	Effective October 1, 2000, Gannett contributed the Marin Independent Journal to the California Newspapers Partnership. Effective with the contribution, the partners’, MediaNews, Stephens Media Group and Gannett, interests in the California Newspapers Partnership were adjusted to 54.23%, 26.28% and 19.49%, respectively. Prior to the contribution, MediaNews held a 58.8% interest in the partnership.
2000	In fiscal year 2000, MediaNews and Garden State merged, with MediaNews as the surviving entity and the successor issuer to Garden State Newspapers, Inc.
1999	On March 31, 1999 we formed the California Newspapers Partnership.

(1)	Combined $2.7 million purchase.

(footnotes continued from preceding page)

(b)	Change in Accounting Principle and Prior Year Reclassifications. Effective June 15, 2000, the Financial Accounting Standards Board issued EITF Issue 00-1, which required us to change our method of accounting for JOAs from pro-rata consolidation to consolidation for the JOAs we control, and for the JOAs we do not control, we include our share of the JOAs’ net results as a component of the line item “Income from Unconsolidated JOAs.” Accordingly, all financial statements presented reflect this change in accounting. In addition to the change in accounting principle, certain prior year balances have been reclassified to conform to current reporting classifications for comparability.

(c)	Corporate Reorganization. During fiscal years 1999 and 2000 we underwent a corporate reorganization, whereby, MediaNews Group, Inc. (MediaNews) became the successor issuer to Garden State Newspapers, Inc. The reorganization included our June 30, 1999 purchase of an additional 20% interest in The Denver Post Corporation, bringing our total ownership interest in The Denver Post Corporation to 80%. In addition, The Denver Post Shareholder Agreement was modified, giving us control of The Denver Post Corporation board of directors. Accordingly, effective June 30, 1999, The Denver Post Corporation became a consolidated subsidiary. Additionally, on September 1, 1999, Garden State Newspapers, Inc. was merged into MediaNews, with MediaNews as the surviving corporation. As a result of this reorganization, the consolidated financial statement data for each fiscal year after 1999 includes the consolidated results of MediaNews and its subsidiaries (including The Denver Post Corporation, parent company for The Denver Post and Eastern Colorado Publishing Company). The consolidated financial statement data for fiscal year 1999 includes Garden State Newspapers, Inc. information only.

(d)	Non-GAAP Financial Data. The Non-GAAP Financial Data presented, including Adjusted EBITDA and Adjusted EBITDA Available to Company, are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, York Newspaper Company and The Denver Post Corporation, our less than 100% owned subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by Distributions from the Texas-New Mexico Newspapers Partnership (see footnote e). See page 16 for a reconciliation of Adjusted EBITDA (non-GAAP measure) to Cash Flows from Operating Activities (GAAP measure).

(e)	The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make monthly distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). These distributions have been included in Adjusted EBITDA Available to Company as they are an integral part of our cash flows from operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following analysis of the financial condition and results of operations should be read in conjunction with the Selected Financial Data and the consolidated financial statements of MediaNews Group, Inc. and the notes thereto appearing elsewhere herein.

Overview

     We are in the business of owning and operating daily and weekly newspapers and Internet Web sites related thereto. Our newspapers derive their revenues primarily from advertising and circulation. Our primary operating expenses (before depreciation and amortization) are employee salaries, newsprint, marketing, and distribution. In addition to our newspaper operations, we own radio stations in Graham and Breckenridge, Texas, and a CBS affiliate television station in Anchorage, Alaska. However, the combined revenues of these non-newspaper operations comprise less than 0.5% of our consolidated revenue and are not significant to our operations.

Critical Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions. We use estimates, based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates. Critical accounting policies for us include revenue recognition; accounts receivable allowances; recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates; pension and retiree medical benefits, which require the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. Our accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuations of deferred tax assets. The notes to our consolidated financial statements contain a more complete discussion of our significant accounting policies.

     Advertising revenue is earned and recognized when advertisements are published, inserted, aired or displayed and are net of provisions for estimated rebates, credit and rate adjustments and discounts. Circulation revenue includes home delivery subscription revenue, single copy and third party sales. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for returns. Home delivery subscription revenue is earned and recognized when the newspaper is delivered to the customer or sold to a third party. Amounts received in advance of an advertisement or newspaper delivery are deferred and recorded on the balance sheet as a current liability to be recognized into income when the revenue has been earned.

     During 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-1, Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures (“EITF 00-1”), effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. Prior to our adoption of EITF 00-1, we accounted for all of our JOA operations using the pro-rata consolidation method. Upon adoption of EITF 00-1, effective June 30, 2000, we discontinued pro-rata consolidation. All previously reported financial statements were reclassified to conform to the current presentation. Our investments in unconsolidated JOAs are included in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs,” for the JOAs we do not control.

     The operating results of our unconsolidated JOAs are reported as a single net amount, in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	Our proportionate share of net income from JOAs;
•	The amortization of subscriber lists and, up until our July 1, 2001 adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the amortization of goodwill created by the original purchase by us as the subscriber lists and goodwill are attributable to our earnings in the JOA; and
•	Editorial costs, miscellaneous publishing revenue, and other charges incurred by our wholly-owned subsidiaries directly attributable to providing editorial content and news for our newspapers published by the JOAs.

Operating Results

     We have provided below certain summary historical financial data for fiscal years ended 2003, 2002 and 2001, including the percentage change between fiscal years. For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

	Summary Historical Financial Data

	Fiscal Years Ended June 30,

	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

	(Dollars in thousands)
INCOME STATEMENT DATA
Total Revenues	$738,598	$711,130	$852,180	3.9%	(16.6)%

Income from Unconsolidated JOAs	25,227	8,770	(3,202)	(c)	(c)

Cost of Sales	221,888	220,082	297,825	0.8	(26.1)
Selling, General and Administrative	346,763	324,364	385,764	6.9	(15.9)
Depreciation and Amortization	40,553	47,545	62,593	(14.7)	(24.0)
Interest Expense	64,252	75,302	82,241	(14.7)	(8.4)
Other (Income) Expense, Net	19,534	10,941	13,200	78.5	(17.1)

Total Costs and Expenses	692,990	678,234	841,623	2.2	(19.4)

Equity Investment Income (Loss), Net	3,709	435	(1,412)	(c)	(c)

Gain on Sale of Newspaper Properties	27,399	—	74,255	(c)	(c)

Minority Interest	(34,088)	(32,218)	(40,927)	5.8	(21.3)

Net Income	40,828	12,365	25,227	(c)	(51.0)
CASH FLOW DATA
Cash Flows from:
Operating Activities	$57,838	$57,592	$43,678	0.4%	31.9%
Investing Activities	38,206	34,441	(307,534)	10.9	(c)
Financing Activities	(94,730)	(97,153)	126,373	(2.5)	(c)
NON-GAAP FINANCIAL DATA(a)
Adjusted EBITDA	$169,947	$166,684	$168,591	2.0%	(1.1)%
Minority Interest in Adjusted EBITDA	(49,089)	(45,946)	(45,647)	6.8	0.7
Combined Adjusted EBITDA of Unconsolidated JOAs	40,371	36,006	14,205	12.1	(c)
Distributions from Texas-New Mexico Newspapers Partnership(b)	2,896	—	—	(c)	—

Adjusted EBITDA Available to Company	$164,125	$156,744	$137,149	4.7%	14.3%

See footnotes described on page 16.

     The following table is provided to reconcile Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (non-GAAP measure). In addition, See footnotes (a), (b), (c), and (d) for a description of the non-GAAP measures presented in the table below and on page 15.

	Years Ended June 30,

	2003	2002	2001

	(In thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$57,838	$57,592	$43,678
Net Change in Operating Assets and Liabilities	8,619	459	25,504
Interest Expense	64,252	75,302	82,241
Bad Debt Expense	(9,632)	(10,213)	(10,916)
Pension Income (Expense), Net of Cash Contributions	(31)	(1,172)	5,948
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(d)	43,411	43,211	16,403
Net Cash Related to Other (Income) Expense	5,490	1,505	5,733

Adjusted EBITDA	169,947	166,684	168,591
Minority Interest in Adjusted EBITDA	(49,089)	(45,946)	(45,647)
Combined Adjusted EBITDA of Unconsolidated JOAs	40,371	36,006	14,205
Distributions from Texas-New Mexico Newspapers Partnership(b)	2,896	—	—

Adjusted EBITDA Available to Company	$164,125	$156,744	$137,149

(footnotes from preceding page and the table above)

(a)	Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, York Newspaper Company and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by Distributions from the Texas-New Mexico Newspapers Partnership (see footnote b).

(b)	The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make monthly distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). These distributions have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations.

(c)	Not meaningful.

(d)	Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail. See Note 3: Joint Operating Agencies in the footnotes to our consolidated financial statements for further description and analysis of this adjustment.

Summary Supplemental Non-GAAP Financial Data

     Joint operating agencies, or JOAs, represent an operating structure that is unique to the newspaper industry. Prior to EITF 00-1, which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests on a pro-rata consolidated basis. Under this method, we consolidated, on a line-item basis, our proportionate share of the JOAs’ operations. Although pro-rata consolidation is no longer considered an acceptable method for our financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations and the amount of operating cash flow available to the Company to meet debt service and capital expenditure requirements. Our JOA agreements do not restrict cash distributions to the owners and in general our JOAs make monthly or quarterly distributions. We use pro-rata consolidation to internally evaluate our performance and present it here because our Bank Credit Agreement and our publicly traded notes define cash flows (Adjusted EBITDA and Adjusted EBITDA Available to Company) from operations for covenant purposes using pro-rata consolidation. We also believe financial analysts and investors use the pro-rata consolidation and the resulting Adjusted EBITDA, combined with capital spending requirements, and leverage analysis to evaluate our performance. This information should be used in conjunction with GAAP performance measures in order to evaluate our overall prospects and performance. Net income determined using pro-rata consolidation is identical to net income determined under GAAP.

     In the table below, we have presented the results of operations of our JOAs using pro-rata consolidation. Our JOAs include York Newspaper Company and Charleston Newspapers for all periods presented, Denver Newspaper Agency since formation on January 23, 2001, and the Newspaper Agency Corporation (Salt Lake City) since acquisition on January 2, 2001. See Liquidity and Capital Resources for discussion of JOA capital spending and debt along with Note 2 to the consolidated financial statements for additional discussion of the GAAP accounting for our JOAs. For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11 OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data

	Fiscal Years Ended June 30,

	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA
Total Revenues	$1,025,471	$992,780	$978,929	3.3%	1.4%

Cost of Sales	343,012	350,281	366,509	(2.1)	(4.4)
Selling, General and Administrative	480,185	447,541	437,500	7.3	2.3
Depreciation and Amortization	55,841	64,720	72,890	(13.7)	(11.2)
Interest Expense	64,491	75,517	82,161	(14.6)	(8.1)
Other (Income) Expense, Net	18,312	19,996	19,614	(8.4)	1.9

Total Costs and Expenses	961,841	958,055	978,674	0.4	(2.1)

Gain on Sale of Newspaper Properties	27,399	—	74,255	(c)	(c)

Minority Interest	(26,884)	(25,278)	(33,827)	6.4	(25.3)

Net Income (GAAP measure)	40,828	12,365	25,227	(c)	(51.0)
CASH FLOW DATA (GAAP BASIS)
Cash Flows from:
Operating Activities	$57,838	$57,592	$43,678	0.4%	31.9%
Investing Activities	38,206	34,441	(307,534)	10.9	(c)
Financial Activities	(94,730)	(97,153)	126,373	(2.5)	(c)
PRO-RATA OTHER DATA(d)
Adjusted EBITDA	$202,274	$194,958	$174,920	3.8%	11.5%
Minority Interest Adjusted EBITDA	(41,045)	(38,214)	(37,771)	7.4	1.2
Distributions from Texas-New Mexico Newspapers Partnership	2,896	—	—	(c)	—

Adjusted EBITDA Available to Company	$164,125	$156,744	$137,149	4.7%	14.3%

See footnotes described on pages 18 and 19.

     The following table is provided to reconcile the Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. See footnotes (1) and (2) below for a description of the adjustments made. See footnote (a) on page 16 for a description of our method of calculating Adjusted EBITDA. All amounts below are shown in thousands.

	Year Ended June 30, 2003

		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented	Minority Interest	Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis

Total Revenues	$738,598	$(17,584)	$304,457	$1,025,471

Income from Unconsolidated JOAs	25,227	—	(25,227)	—

Cost of Sales	221,888	(3,542)	124,666	343,012
Selling, General and Administrative	346,763	(5,998)	139,420	480,185
Depreciation and Amortization	40,553	(526)	15,814	55,841
Interest Expense	64,252	(106)	345	64,491
Other (Income) Expense, Net	19,534	(207)	(1,015)	18,312

Total Costs and Expenses	692,990	(10,379)	279,230	961,841
Gain on Sale of Newspaper Properties	27,399	—	—	27,399
Minority Interest	(34,088)	7,204	—	(26,884)
Net Income	40,828	—	—	40,828

Adjusted EBITDA	$169,947	$(8,044)	$40,371	$202,274

	Year Ended June 30, 2002

		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented	Minority Interest	Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis

Total Revenues	$711,130	$(17,252)	$298,902	$992,780

Income from Unconsolidated JOAs	8,770	—	(8,770)	—

Cost of Sales	220,082	(3,730)	133,929	350,281
Selling, General and Administrative	324,364	(5,790)	128,967	447,541
Depreciation and Amortization	47,545	(575)	17,750	64,720
Interest Expense	75,302	(149)	364	75,517
Other (Income) Expense, Net	10,941	(69)	9,124	19,996

Total Costs and Expenses	678,234	(10,313)	290,134	958,055
Minority Interest	(32,218)	6,940	—	(25,278)
Net Income	12,365	—	—	12,365

Adjusted EBITDA	$166,684	$(7,732)	$36,006	$194,958

	Year Ended June 30, 2001

		Adjustment to
		Eliminate 42.5%
	As Presented	Minority Interest	Unconsolidated JOAs	As Presented on a
	Under GAAP	in York JOA(1)	Pro-Rata Adjustment(2)	Pro-Rata Basis

Total Revenues	$852,180	$(18,654)	$145,403	$978,929

Income from Unconsolidated JOAs	(3,202)	—	3,202	—

Cost of Sales	297,825	(4,039)	72,723	366,509
Selling, General and Administrative	385,764	(6,739)	58,475	437,500
Depreciation and Amortization	62,593	(491)	10,788	72,890
Interest Expense	82,241	(244)	164	82,161
Other (Income) Expense, Net	13,200	(41)	6,455	19,614

Total Costs and Expenses	841,623	(11,554)	148,605	978,674
Gain on Sale of Newspaper Properties	74,255	—	—	74,255
Minority Interest	(40,927)	7,100	—	(33,827)
Net Income	25,227	—	—	25,227

Adjusted EBITDA	$168,591	$(7,876)	$14,205	$174,920

(1)	We eliminated the York Newspaper Company JOAs minority partner’s 42.5% share from the individual line items with a corresponding adjustment to GAAP minority interest. The difference between the minority interest adjustment provided in the reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidated basis (non-GAAP measure) and the pro-rata minority interest adjustment above is that certain items (Depreciation and Amortization, Interest Expense and Other (Income) Expense, Net) are excluded from Minority Interest in Adjusted EBITDA on the following table.

(2)	The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis of the income statements of our unconsolidated JOAs. Our interest in the earnings of Newspaper Agency Corporation (Salt Lake City) is 58%, while our interests in Denver Newspaper Agency and Charleston Newspapers are 50%. This adjustment also includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail. See Note 3: Joint Operating Agencies in the footnotes to our consolidated financial statements for further description and analysis of the components of this adjustment.

     The following table is provided to reconcile Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidated basis (non-GAAP measure). In addition, see footnotes (a), (b), (c), (d) on page 16 and (e) and (f) below for a description of the non-GAAP measures presented in the table below and on page 17.

	Years Ended June 30,

	2003	2002	2001

	(In thousands)
NON-GAAP FINANCIAL DATA(e)
Cash Flows from Operating Activities (GAAP measure)	$57,838	$57,592	$43,678
Net Change in Operating Assets and Liabilities	8,619	459	25,504
Interest Expense	64,252	75,302	82,241
Bad Debt Expense	(9,632)	(10,213)	(10,916)
Pension Income (Expense), Net of Cash Contributions	(31)	(1,172)	5,948
Net Cash Related to Other (Income) Expense	5,490	1,505	5,733
Combined Adjusted EBITDA of Unconsolidated JOAs(f)	40,371	36,006	14,205
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the JOAs(d)	43,411	43,211	16,403
Minority Interest in Adjusted EBITDA of York Newspaper Company	(8,044)	(7,732)	(7,876)

Adjusted EBITDA	202,274	194,958	174,920
Minority Interest in Adjusted EBITDA	(41,045)	(38,214)	(37,771)
Distributions from Texas-New Mexico Newspapers Partnership	2,896	—	—

Adjusted EBITDA Available to Company	$164,125	$156,744	$137,149

(footnotes from preceding page and the table above)

(e)	See footnote (a) on page 16 for discussion of Adjusted EBITDA, Distributions from Texas-New Mexico Newspapers Partnership and Adjusted EBITDA Available to Company. The Minority Interest in Adjusted EBITDA shown is the same as described in footnote (a) on page 16 except that Minority Interest in Adjusted EBITDA on a pro-rata basis includes only the minority interest in Adjusted EBITDA of the California Newspapers Partnership and The Denver Post Corporation, as pro-rata consolidation factors out the minority interest associated with York Newspaper Company.

(f)	Combined Adjusted EBITDA of Unconsolidated JOAs is calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column in the Income Statement data reconciliation on page 18.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2003 AND 2002

     Certain transactions in fiscal year 2003 had an impact on the comparisons of our results for the years ended June 30, 2003 and 2002. Acquisition transactions that affect comparisons between the years ended June 30, 2003 and 2002 include the California Newspapers Partnership’s October 1, 2002 purchases of The Reporter in Vacaville, California and the Original Apartment Magazine in southern California and the January 31, 2003 purchase of the Paradise Post in Paradise, California. In addition to the acquisition transactions described, comparisons between the years ended June 30, 2003 and 2002 are also affected by the formation of the Texas-New Mexico Newspapers Partnership effective March 3, 2003, after which we no longer consolidate the results of the New Mexico newspaper properties that we contributed to the partnership. Our investment in the Texas-New Mexico Newspapers Partnership is accounted for under the equity method of accounting and the partnership’s results are included in “Equity Investment Income (Loss), Net.”

Revenues

     Revenues for the years ended June 30, 2003 and 2002 were $738.6 million and $711.1 million, respectively. The change represents an increase of $27.5 million, or 3.9%. The aforementioned transactions in fiscal year 2003 had the net impact of increasing reported revenues by $12.6 million for the year ended June 30, 2003 as compared to the prior year.

     Advertising Revenues. Excluding the transactions described above, advertising revenues increased 2.5% for the year ended June 30, 2003, as compared to the prior year. The advertising revenue increases during fiscal year 2003 were primarily the result of increases in national and preprint advertising, offset in part by small declines in total classified and retail advertising. Total classified revenue was only down slightly overall. However, of the components of classified revenue, classified employment represented most of the decline, which was due to the continued economic slowdown that has been experienced in the majority of our newspaper markets and throughout the United States. We also experienced small declines in classified automotive advertising, which were more than offset by improvements in real estate advertising.

     Circulation Revenues. Excluding the impact of the transactions described above, circulation revenues remained flat compared to last year. Circulation volumes at our consolidated subsidiaries also did not change materially between periods.

     Interactive Revenues. Revenues from our Internet operations increased $4.3 million for the year ended June 30, 2003 as compared to the prior year. These results were due primarily to the continued strong market acceptance of the combined print and online packages that we offer to our advertisers, particularly in our online retail, automotive and employment categories, and the introduction of new products related to automotive and obituaries.

Income from Unconsolidated JOAs

     Income from unconsolidated JOAs represents (1) our share of the net income from our unconsolidated JOA operations, which as of June 30, 2003 and 2002 includes Charleston Newspapers, the Denver Newspaper Agency (“DNA”), and the Newspaper Agency Corporation (“NAC”) in Salt Lake City; (2) the amortization of subscriber lists created by the original purchase by us; and (3) editorial costs, miscellaneous publishing revenue and other charges incurred by our subsidiaries that are directly attributable to providing editorial content and news for our newspapers published by the JOAs. Income from unconsolidated JOAs for the years ended June 30, 2003 and 2002 was $25.2 million and $8.8 million, respectively. The improvement of $16.4 million for the year ended June 30, 2003, is primarily the result of improved revenues combined with lower operating expenses at DNA. Expenses were lower as a result of lower newsprint costs and a reduction in the number of employees. The results of NAC and Charleston Newspapers did not change materially between periods.

Cost of Sales

     Cost of sales for the years ended June 30, 2003 and 2002 was $221.9 million and $220.1 million, respectively. The change represents an increase of $1.8 million, or 0.8%. The aforementioned transactions in fiscal year 2003 had the net impact of increasing cost of sales by $5.4 million for the year ended June 30, 2003 as compared to the prior year. Excluding the aforementioned transactions, cost of sales decreased 1.6% on a year over year basis. Cost of sales was impacted by increased production costs associated with us printing certain new third party publications in northern California; however, our overall newsprint costs declined by $7.5 million or 10.4%, which more than offset the increase in editorial and production costs. The overall decline in newsprint costs

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2003 AND 2002 (continued)

is comprised of a 3.1% increase in consumption, offset by a 13.1% decrease in the cost per metric ton consumed, on a year over year basis.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expense for the years ended June 30, 2003 and 2002 was $346.8 million and $324.4 million, respectively. The change represents an increase of $22.4 million, or 6.9%, for the year ended June 30, 2003, as compared to the prior year. The aforementioned transactions in fiscal year 2003 had the net impact of increasing SG&A by $6.3 million for the year ended June 30, 2003, as compared to the prior year.

     Excluding the impact of the transactions described above, SG&A expense increased 4.9%, for the year ended June 30, 2003, as compared to the prior year. The increase in SG&A expense was due in part to a $5.4 million increase in marketing and advertising expenses for the year ended June 30, 2003, as compared to the prior year. Marketing and advertising expense increased as a result of the growth in national advertising revenue and new sales initiatives that were implemented as we sought to grow revenue from non-traditional newspaper advertisers. Circulation expense also increased as a result of circulation growth strategies implemented in certain highly competitive southern California markets as well as our strategies to maintain circulation volumes in the highly competitive market around ANG Newspapers in the San Francisco Bay area. Also contributing to the increase in SG&A expense were increases in health insurance and other benefits, property and casualty insurance costs, the reinstatement of 401(k) matching benefits, the lifting of salary freezes for certain groups of employees, and increased costs associated with the growth experienced in our Internet operations.

Depreciation and Amortization

     Depreciation and amortization expense for the years ended June 30, 2003 and 2002 was $40.6 million and $47.5 million, respectively. The change represents a decrease of $6.9 million, or 14.7% for the year ended June 30, 2003, as compared to the prior year. The fiscal year 2003 decreases were primarily due to certain assets becoming fully depreciated during fiscal year 2002, offset in part by increased depreciation and amortization associated with our fiscal year 2003 acquisitions.

Interest Expense

     Interest expense for the years ended June 30, 2003 and 2002 was $64.3 million and $75.3 million, respectively. The change represents a decrease of $11.0 million, or 14.7%, for the year ended June 30, 2003, as compared to the prior year. The decrease in interest expense was due to a decrease in our average debt outstanding, as well as a reduction in the weighted average cost of debt. Our average debt outstanding decreased $50.4 million, or 5.1%, and our weighted average interest rate decreased 76 basis points for the year ended June 30, 2003, as compared to the prior year.

     Interest expense was also impacted by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $2.6 million for the year ended June 30, 2003.

Other (Income) Expense, Net

     Included in other (income) expense, net are those costs or income items that are not related to ongoing operations. Other (income) expense, net for the year ended June 30, 2003 was $19.5 million. The charges incurred for the year ended June 30, 2003 include $3.7 million in litigation expense related to the acquisition of Kearns-Tribune, LLC (Salt Lake City), $5.5 million accretion of the estimated cost to repurchase an option held by a third party to acquire one of our newspapers, $1.0 million of costs for severance and restructuring, $2.7 million loss related to the jury verdict rendered against us in the case brought by a former newsprint vendor, $1.8 million loss related to the impairment of goodwill associated with Alaska Broadcasting Company, $3.9 million loss related to the impairment of fixed assets (land and building) at one of CNP’s properties, $(1.2) million related to hedging activities which did not qualify for hedge accounting under SFAS No. 133, and a net $2.1 million for various other costs not related to ongoing operations.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2003 AND 2002 (continued)

Equity Investment Income (Loss), Net

     Included in equity investment income (loss), net is our share of the net income (or loss) of our non-JOA equity investees, as further described in Note 2 of the notes to consolidated financial statements. The $3.3 million increase in equity investment income (loss), net was primarily related to the equity income from the Texas-New Mexico Newspapers Partnership, the formation of which was described earlier.

Net Income

     We reported net income for the years ended June 30, 2003 and 2002 of $40.8 million and $12.4 million, respectively.

     Net income for fiscal year 2003 was impacted by a $27.4 million non-monetary gain recognized in conjunction with the formation of the Texas-New Mexico Newspapers Partnership. Excluding the $27.4 million non-monetary gain, pretax net income was $40.5 million for the year ended June 30, 2003 as compared to $9.9 million for the prior year. In addition to the activity described in the preceding paragraphs, net income was impacted by a $1.9 million increase in minority interest expense and a $29.5 million increase in income tax expense (primarily associated with the Texas-New Mexico Newspapers Partnership gain described earlier), of which approximately $24.2 million is related to deferred income taxes.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2002 AND 2001

     Certain transactions in fiscal year 2001 had a significant impact on the comparison of results between the years ended June 30, 2002 and 2001.

     Significant transactions that affect comparisons between the years ended June 30, 2002 and 2001 include the October 1, 2000 acquisition of the Connecticut Post, the October 1, 2000 contribution of the Marin Independent Journal to the California Newspapers Partnership, and the October 31, 2000 purchase of the Carlsbad Current-Argus. Additionally, on January 2, 2001, we purchased Kearns-Tribune, LLC, which publishes The Salt Lake Tribune and owns a 58% profit interest in the Newspaper Agency Corporation (“NAC”), a 50% controlled JOA in Salt Lake City. We include the editorial expenses of The Salt Lake Tribune, along with our proportionate share of the results in NAC, in the line item “Income from Unconsolidated JOAs.” Comparisons were also affected to a lesser degree by our acquisitions in Lakeport, California and Alamogordo and Ruidoso, New Mexico that were completed in the third and fourth quarters of fiscal year 2001.

     The impact of these transactions was offset in part by the October 31, 2000 sale of our Southwestern Iowa newspaper cluster, the January 23, 2001 formation of the Denver Newspaper Agency (“DNA”), after which we no longer consolidate the results of The Denver Post (the results are now included in the line item, “Income from Unconsolidated JOAs”), and the sale of a small newspaper in Lompoc, California.

Revenues

     Revenues for the years ended June 30, 2002 and 2001 were $711.1 million and $852.2 million, respectively. This represents a $141.1 million, or 16.6% decrease. The aforementioned transactions in fiscal year 2001 had the net impact of decreasing reported revenues by $120.3 million for the year ended June 30, 2002 as compared to the prior year, primarily associated with deconsolidation of the revenues of The Denver Post because of the formation of the DNA.

     Advertising Revenues. Excluding the impact of the fiscal year 2001 transactions described above, advertising revenues decreased by 5.0% during fiscal year 2002 as compared to the prior year. The decrease in advertising revenues was felt across all major advertising categories; however, national advertising and classified advertising experienced the largest percentage declines. In classified advertising, auto and real estate had increases compared to the prior year, but these increases were offset by the decline in employment classified. Employment and national advertising in particular were hit hard by the economic slowdown that was experienced throughout the United States. The events of September 11, 2001, also had a negative impact on an already soft advertising market, further compounding revenue declines in most advertising categories. These revenue decreases were somewhat mitigated by increases associated with new sales initiatives which focused on creating new revenue streams by attracting new regional and local advertisers by providing niche products and other programs specifically targeted to their needs.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2002 AND 2001 (continued)

     Circulation Revenues. Excluding the impact of the transactions described above, circulation revenues remained flat between years despite small decreases in circulation volumes due in part to our efforts to improve circulation profitability in certain of our markets by increasing single copy and home delivery prices.

     Interactive Revenues. Revenues from our Internet operations increased $5.1 million for the year ended June 30, 2002 compared to the prior year as a result of new revenue initiatives and acceleration in the market acceptance of the value of combined print and online advertising packages that we offered to our advertisers, particularly in the online employment and classified categories.

Income (Loss) from Unconsolidated JOAs

     Income (Loss) from Unconsolidated JOAs includes (1) our share of the net income (or loss) from our unconsolidated JOA operations, which as of June 30, 2002 included Charleston Newspapers, the Denver Newspaper Agency, and the Newspaper Agency Corporation in Salt Lake City (2) the amortization of subscriber lists created by the original purchase by us; and (3) editorial costs, miscellaneous publishing revenue and other charges incurred by our subsidiaries that are directly attributable to providing editorial content and news to the JOA. Income (Loss) from Unconsolidated JOAs for years ended June 30, 2002 and 2001 was $8.8 million and $(3.2) million, respectively. The $12.0 million increase for the year ended June 30, 2002 compared to the prior year was the direct result of the January 23, 2001 formation of DNA and the January 2, 2001 acquisition of our interest in NAC, combined with significantly improved year over year operating results at DNA as the Denver JOA began seeing the benefits of the advertising revenue and cost synergies. The results at Charleston Newspapers also improved.

Cost of Sales

     Cost of sales for the years ended June 30, 2002 and 2001 was $220.1 million and $297.8 million, respectively. This represents a $77.7 million, or 26.1%, decrease. The aforementioned transactions in fiscal year 2002 had the net impact of decreasing cost of sales by $66.1 million for the year ended June 30, 2002 as compared to the prior year, again primarily associated with the deconsolidation of The Denver Post operating results.

     Excluding the impact of the fiscal year 2001 transactions described above, our cost of sales in fiscal year 2002 decreased 6.0%, as compared to the prior year. The majority of the decrease for the year ended June 30, 2002 was due to substantially lower newsprint prices experienced during fiscal year 2002, as well as lower page counts resulting from the decline in advertising volumes we experienced during the year. The lower page counts resulted in a 4.7% decrease in newsprint consumption, and related production supplies for the fiscal year ended 2002, as compared to prior year. Lower newsprint prices also reduced expenses in fiscal year 2002 as compared to fiscal year 2001 as our average price per metric ton of newsprint consumed decreased 10.0% during year 2002. Our editorial expenses remained relatively flat for the year ended June 30, 2002, as compared to the prior year.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expense for the years ended June 30, 2002 and 2001 was $324.4 million and $385.8 million, respectively. This represents a $61.4 million, or 15.9% decrease for the year ended June 30, 2002 as compared to the prior year. The aforementioned transactions in fiscal year 2001 had the net impact of decreasing SG&A expense by $60.4 million for the fiscal year ended June 30, 2002 as compared to the prior year, primarily associated with the deconsolidation of The Denver Post operating results.

     Excluding the impact of the fiscal year 2001 transactions described above, SG&A expense decreased 0.3%, for the fiscal year 2002, as compared to the prior year. The decrease in SG&A expense was in part the result of a decrease in order solicitation expenses associated with our strategy to improve circulation profitability by reducing churn and a reduction in delivery costs as a result of small declines in circulation volume at some newspapers. This strategy was implemented in the third quarter of our fiscal year 2001. Marketing and advertising expenses were down $0.8 million for the fiscal year ended June 30, 2002, as compared to the prior year. This decrease was primarily the result of declines in advertising revenues; however, in fiscal year 2002, we implemented new sales initiatives and the associated start up costs partially offset the fiscal year 2002 marketing expense reductions. These initiatives and the related start up costs continued into fiscal year 2003. In addition, SG&A expense decreased as a result of cost-cutting measures that began during the second half of fiscal year 2001 with additional cuts being made in the first half of fiscal year 2002. These decreases were offset in small part by increased costs associated with the revenue growth experienced in our Internet operations.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2002 AND 2001 (continued)

Depreciation and Amortization

     Depreciation and amortization expense for the years ended June 30, 2002 and 2001 was $47.5 million and $62.6 million, respectively. This represents a decrease of $15.1 million, or 24.0%, for the year ended June 30, 2002, as compared to the prior year.

     The decrease was primarily the result of a decrease in amortization expense associated with our adoption of the Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) on July 1, 2001. Under the new standard, goodwill and other indefinite life intangibles are no longer amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their remaining useful life. Had SFAS No. 142 been in effect during the year ended June 30, 2001, amortization expense would have been $14.8 million less.

Interest Expense

     Interest expense for the years ended June 30, 2002 and 2001 was $75.3 million and $82.2 million, respectively. This represents a $6.9 million, or 8.4%, decrease for the year ended June 30, 2002, as compared to the prior year.

     For the year ended June 30, 2002, despite debt paydowns of $53.7 million throughout the year, our average debt increased by approximately $48.6 million, or 5.1%, as compared to the prior year as a direct result of our 2001 acquisition transactions in which we borrowed $180.1 million, net of proceeds from newspaper sales and cash acquired. However, our weighted average cost of debt decreased 117 basis points during this same period, more than offsetting the increase in our average debt. As a result, interest expense decreased 8.4% for the year ended June 30, 2002 as compared to the prior year. The decrease in the weighted average cost of debt would have been greater except for the negative impact of unfavorable interest rate hedges, which did not expire until October 2001. Interest rate swap agreements had the effect of increasing interest rate expense for the years ended June 30, 2002 and 2001 by $2.4 million and $0.6 million, respectively.

Other (Income) Expense, Net

     Included in other (income) expense, net are those costs or income items that are not related to ongoing operations. Other (income) expense, net for the years ended June 30, 2002 and 2001 were $10.9 million and $13.2 million, respectively. The decrease was primarily a result of one-time charges for transition team payroll and consulting fees related to the integration planning for the formation of DNA of $7.7 million, which were included in our results for fiscal year 2001 (an additional $3.0 million was charged in fiscal year 2002 related to the JOA transition). The decrease associated with DNA integration planning was partially offset by an increase of $2.8 million in litigation expense associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.7 million in bank fees paid to amend our bank credit facility and a severance charge associated with employee reductions at certain of our newspapers and at corporate. The impact of $3.0 million related to marking to market our fixed to floating interest rate derivative instruments entered into during the third quarter 2002, which did not qualify for hedge accounting is also reflected here. An additional component of other expense is the ongoing accretion of the cost to repurchase an option held by a third party to acquire one of our newspapers. The holder of the option can exercise the option beginning in January 2003 and may hold the option until 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of liquidity are existing cash and other working capital, cash flow provided from operating activities, distributions from JOAs and partnerships and the borrowing capacity under our credit facility. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. We, from time to time, increase

LIQUIDITY AND CAPITAL RESOURCES (continued)

our newsprint inventories in anticipation of price increases. In the fourth quarter of our fiscal year 2003 and continuing into fiscal year 2004, we built newsprint inventories to delay the impact of anticipated price increases. In general, our receivables have been collected on a timely basis.

June 30, 2003 Compared to June 30, 2002

     Net cash flows from operating activities were $57.8 million and $57.6 million for the years ended June 30, 2003 and 2002, respectively. The $0.2 million increase was due to an $8.4 million year over year improvement in net income, adjusted for minority interest and non-cash items, offset by a $8.2 million decrease in cash flows associated with operating assets and liabilities. The increase in net income was primarily the result of a $3.3 million increase in Adjusted EBITDA, and an $11.0 million reduction in interest expense, offset by a $4.0 million increase in cash related other (income) expense items. The change in cash outflows associated with operating assets and liabilities were the result of our build up of our newsprint inventory levels at June 30, 2003 as compared to the prior year, and timing on receipts of accounts receivables.

     Net cash flows from investing activities were $38.2 million and $34.4 million for the years ended June 30, 2003 and 2002, respectively. The $3.8 million increase was primarily the result of a net $37.6 million increase in cash flows from unconsolidated JOAs, partially offset by a $25.6 million increase in cash used for acquisitions (net of cash contributed by minority partners), and a net $11.9 million associated with fixed asset additions and disposals.

     Net cash flows from financing activities were $(94.7) million and $(97.2) million for the years ended June 30, 2003 and 2002, respectively. The change of $2.5 million was primarily the result of a $4.6 million decrease in distributions to minority interest during fiscal year 2003 as compared to the prior year. Although operating results of the California Newspapers Partnership have improved over the prior year, distributions to our minority partners decreased from the prior year due to timing. Partially offsetting the decrease in minority interest distributions was a $2.2 million increase in our net paydowns of long-term debt during fiscal year 2003 as compared to the prior year. Net debt paydowns, excluding acquisition borrowings in fiscal year 2003, were $84.6 million.

Capital Expenditures

	Capital Expenditures

	Fiscal Year 2004 Plan			Fiscal Year 2003 Actual

	(In thousands)
	Wholly-	Non Wholly-Owned		Wholly-	Non Wholly-Owned
	Owned	Subsidiaries		Owned	Subsidiaries
	Subsidiaries	and JOAs	Total	Subsidiaries	and JOAs	Total

Carryover projects from prior year	$2,077	$2,427	$4,504	$6,785	$313	$7,098
Capital Projects	11,583	15,563	27,146	9,525	13,253	22,778

	13,660	17,990	31,650	16,310	13,566	29,876
Less Partners’ Share	—	(8,998)	(8,998)	—	(7,381)	(7,381)

	$13,660	$8,992	$22,652	$16,310	$6,185	$22,495

     Non-maintenance expenditures planned for fiscal 2004 include installation of a front-end system for the Los Angeles Newspapers Group and new advertising and circulation systems Company-wide. Carryover expenditures from the prior year of $4.5 million are primarily for inserters at Alameda Newspapers Group and York Newspaper Company, and the completion of a new printing plant in Devens, Massachusetts which will print publications for our newspapers in Lowell and Fitchburg, Massachusetts. Management will review the capital expenditure plan throughout the year and will modify it as required to meet our current business needs. Capital expenditures related to these projects are expected to be funded either through available cash or borrowings under our bank credit facility. After eliminating our partners’ share of expenditures from the 2004 plan and 2003 actual expenditures, our share of capital expenditures for 2004 is expected to approximate 2003 actual expenditures.

Liquidity

     Based upon current and expected future operating results, we believe we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. As of June 30, 2003, we had $117.4 million available for future borrowings under our bank credit facility, net of $5.7 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise. The available borrowings of $117.4 million at June 30, 2003 will be impacted over the next twelve months by the following: $3.2 million of scheduled principal payments on the current portion of long-term debt and obligations under capital leases; quarterly installments of $15.0 million each are due on one of our bank term loans on September 30 and December 31, 2003 and $9.375 million is due on both March 31 and June 30, 2004; and a reduction in the commitment under the bank credit facility of $25.0 million on both March 31, and June 30, 2004. However, we expect that cash flows from operations, net of capital expenditures, will offset a large portion of this reduction. The Company plans to fund the payments with available borrowings from its bank credit facility.

     In May 2003, we amended our bank credit agreement and, in connection therewith, funded in June 2003 a $97.0 million Term Loan (“Term Loan B”) from certain members of our existing bank group and other financial institutions. Proceeds from the Term Loan B were used to redeem our 9% Promissory Note, (discussed in Note 6: Long-Term Debt of the notes to the consolidated financial statements of this Form 10-K), and to pay down amounts outstanding under the bank credit facility. In conjunction with the Term Loan B, we accelerated the September 30, 2003 $75.0 million and the December 31, 2003 $25.0 million reductions of the available borrowings under the bank credit facility effective with the amendment (up to the $97.0 million that was ultimately funded). No principal payments are required on Term Loan B until December 31, 2006, at which time all outstanding principal and interest are due and payable. Based on current LIBOR rates, we expect the prepayment of the 9% Promissory Note and commitment reduction will result in annual interest savings of $3.3 million.

     In conjunction with the Term Loan B, we also amended our bank credit agreement to temporarily increase the consolidated debt to operating cash flow ratio covenant. The consolidated debt to operating cash flow covenant was increased to take into account that the borrowings under Term Loan B are included in consolidated debt for purposes of the covenant calculations, while the 9% Subordinated Promissory Note was excluded from the bank credit agreement’s definition of consolidated debt.

     We do not expect our defined benefit pension plans will require any significant cash contributions in fiscal year 2004, despite the decrease related to pension assets experienced in fiscal year 2003. We estimate contributions to be made in fiscal year 2004 will be $0.3 million.

     We may, from time to time, consider strategic or targeted newspaper acquisitions and dispositions, which individually or in the aggregate may be material. In the event an acquisition opportunity is identified, we expect we would be able to arrange financing on terms and conditions satisfactory to us to the extent current resources are insufficient.

     In September, 2003, we made an offer to acquire the common stock of Freedom Communications, Inc. (“Freedom”) as part of an auction process in which other bidders have also submitted offers. Our offer consists of cash and stock consideration and assumes that Freedom’s broadcast division is spun off or sold in a separate transaction at or prior to the closing. We have received financing commitments (subject to customary conditions) in excess of the anticipated cash portion of the consideration. In addition, we expect a significant portion of potential cash needs in connection with the transaction will be funded by partners as a result contributing certain Freedom assets into one or more partnerships. The transaction may require waivers or consents under, or the refinancing of, our currently outstanding indebtedness. If our current offer is accepted and the transaction is consummated, our pro forma leverage ratio (debt to Adjusted EBITDA) would decrease from current levels after giving effect to the transaction. There can be no assurance that our offer will not be restructured in order to achieve a successful bid. Such restructuring may involve increasing the cash component of the consideration. Any such restructuring may increase the amount of debt we incur in connection with the transaction; however, we do not currently anticipate that any such increase would result in a pro forma leverage ratio (after giving effect to the transaction) that is materially greater than current levels. It is too early to assess the likelihood of success of our offer.

Off-Balance Sheet Arrangements

     Our share of long-term debt in unconsolidated JOAs is approximately $4.2 million at June 30, 2003.

     Through our wholly-owned subsidiary, Kearns-Tribune, LLC, we own a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and are also guarantors on a several basis of 6.0% of up to $125.0 million Ponderay’s credit facility, which is due April 12, 2006. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants at which time we could be liable for our portion or 6.0% of the guarantee. At June 30, 2003, our share of the guarantee was approximately $6.8 million, which is not recorded in our financial statements.

Contractual Obligations

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Long-Term Debt	$897,540	$2,990	$263,927	$122,623	$508,000
Capital Lease Obligations, net of imputed interest	7,014	181	409	499	5,925
Operating Leases	21,452	4,968	8,120	5,832	2,532
Purchase Obligations(1)	167,319	37,368	56,691	49,510	23,750
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP(2)	34,605	658	11,452	2,060	20,435

Total	$1,127,930	$46,165	$340,599	$180,524	$560,642

(1)	Purchase obligations primarily include commitments to purchase newsprint. One of our newsprint contracts requires us to purchase newsprint at a floating price based on RISI (Resource Information Systems, Inc.). For purposes of this disclosure we used the RISI price as of August 2003. It is difficult to predict the price of newsprint over the term of the contract.

(2)	Reflected on the balance sheet in Other Long-Term Liabilities is $14.9 million related to the amount accrued to repurchase an option held by a third party to purchase the assets used in the publication of one of our newspaper properties. The option was exercisable beginning in January 2003; however it is included in Other Long-Term Liabilities because if the option is put to us, we expect to fund the payment with available borrowings from our bank credit facility.

Near Term Outlook

Newsprint Prices

     In June 2003, newsprint suppliers announced a $50 per metric ton price increase to be effective August 1, 2003. The August 1 announced increase was the third during the last twelve months. Of the first two announced increases, only $60 per metric ton of the proposed total of $100 per metric ton took hold. As of the date of this report, we are not paying any of the August 1, 2003 announced price increase. North American newsprint suppliers continue to take downtime in an attempt to more closely match supply with the declining demand from newspaper publishers. The August 2003 RISI (Resource Information Systems, Inc.) price index for 30 pound newsprint was $495 per metric ton compared to $450 in August 2002.

Recently Issued Accounting Standards

     See Note 2: Recently Issued Accounting Standards of our notes to the consolidated financial statements for further discussion.

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

     On February 28, 2002, we entered into several interest rate swaps on a portion of our fixed-rate debt, swapping the fixed-rate interest payments for a variable-rate interest payment. We entered into these swaps in order to mitigate the effects of a protracted and slow economic recovery and to take advantage of the current low interest rates available under a variable rate instrument. The amounts reflected in the following table represent the interest rate swaps that we are committed to as of June 30, 2003, all of which expire either in January or July 2004.

Interest Rate Sensitivity
Principal or Notional Amount by Expected Maturity
Average Interest or Swap Rate
Years Ended June 30,
(Dollars in thousands)

									Fair Value
									2003
									(Liability)
	2004	2005	2006	2007	2008	Thereafter	Total		Asset

Liabilities
Long-Term Debt including Current Portion
Fixed Rate	$—	$—	$—	$—	$—	$499,507	$499,507		$(515,000)
Average Interest Rate	7.44%	7.44%	7.44%	7.44%	7.44%	7.44%

Variable Rate	$—	$116,150	$141,250	$119,500	$—	$—	$376,900		$(376,900)
Average Interest Rate	3.28%	3.28%	3.28%	3.28%

Total							$876,407	(a)

(a)	The long-term debt (including current portion) of $876.4 million from the Market Risk table above differs from total long-term debt of $897.5 million reported in Note 6: Long-term Debt of the notes to the consolidated financial statements due to $15.7 million related to various notes payable due through 2013 and York Newspaper Company debt of $5.5 million . The Market Risk table above excludes these long-term obligations as we could not practicably estimate fair value due to the lack of quoted market prices for these types of instruments and our inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal.

								Fair Value
								2003
								(Liability)
	2004	2005	2006	2007	2008	Thereafter	Total	Asset

Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps on Fixed Rate Debt
Notional Amount	$150,000	$—	$—	$—	$—	$—	$150,000	$2,970
Average Pay Rate	1.123%
Average Receive Rate	3.47%

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-Looking Statements contained herein and elsewhere in this report are based on current expectations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” “believe,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated and should be viewed with caution. Potential risks and uncertainties that could adversely affect our ability to obtain these results, and in most instances are beyond our control, include, without limitation, the following factors: (a) increased consolidation among major retailers, bankruptcy or other events that may adversely affect business operations of major customers and depress the level of local and national advertising, (b) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising, (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors, (d) increases in newsprint costs over the level anticipated, (e) labor disputes which may cause revenue declines or increased labor costs, (f) acquisitions of new businesses or dispositions of existing businesses, (g) costs or difficulties related to the integration of businesses acquired by us may be greater than expected, (h) increases in interest or financing costs, (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the ongoing evolution of the Internet and (j) other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

Item 8. Financial Statements and Supplementary Data

     The response to this item is filed as a separate part of this report (see page 37).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. We have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our most recent evaluation.

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

NAME	AGE	TITLE

Richard B. Scudder	90	Chairman of the Board and Director
William Dean Singleton	52	Vice Chairman and Chief Executive Officer and Director
Joseph J. Lodovic, IV	42	President
Gerald E. Grilly	56	Executive Vice President and Chief Operating Officer
Anthony F. Tierno	58	Senior Vice President of Operations
Ronald A. Mayo	42	Vice President and Chief Financial Officer
James L. McDougald	50	Treasurer
Michael J. Koren	36	Vice President and Controller
Eric J. Grilly	32	President, MediaNews Group Interactive
Patricia Robinson	61	Secretary
Jean L. Scudder	49	Director
Howell E. Begle, Jr.	59	Director

     Each director is elected annually and serves until the next annual meeting of shareholders or until his/her successor is duly elected and qualified. Our directors are not compensated for their service as directors. They do, however, receive reimbursement of expenses incurred from the attendance at Board of Directors meetings. Our executive officers are appointed by and serve at the pleasure of the Board of Directors.

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

     Gerald E. Grilly has served as Executive Vice President and Chief Operating Officer of MediaNews since February 2001. Prior thereto he served as President, Publisher and Chief Executive Officer of The Denver Post Corporation from November 1998 to February 2001. Mr. Gerald Grilly was President of McClatchy Company’s The Newspaper Network from 1993 to October 1998.

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

     Eric J. Grilly has served as President of MediaNews Group Interactive since October 2002. Prior thereto, he served as Vice President of MediaNews Group Interactive from October 2000 to October 2002. From May 1999 to October 2000, Mr. Eric Grilly was Vice President of Interactive Media of The Denver Post Corporation and from June 1998 to May 1999, Mr. Eric Grilly was the Vice President of Sales at Nando Media, the Interactive Media division of McClatchy Newspapers. Mr. Eric Grilly is the son of Mr. Gerald E. Grilly.

Item 10. Directors and Executive Officers of the Registrant (continued)

Business Experience (continued)

     Patricia Robinson has served as Secretary of MediaNews since 1986. Ms. Robinson is the sister of Mr. William Dean Singleton.

     Jean Scudder has served as a Director of MediaNews since July 1998. Ms. Scudder is the daughter of Richard B. Scudder.

     Howell E. Begle, Jr. has served as a Director of MediaNews since November 1996. Mr. Begle is Of Counsel to Hughes Hubbard and Reed LLP, which law firm is counsel of MediaNews and its affiliates.

Item 11. Executive Compensation

     The following table sets forth the cash compensation paid or payable to Mr. Singleton and each of the other four most highly compensated executive officers whose direct or allocated cash compensation exceeded $100,000 for services rendered to MediaNews Group in fiscal year 2003. We do not have long-term compensation or stock option plans for our executives or employees. However, during 2003, we adopted the non-qualified MediaNews Group Supplemental Executive Retirement Plan, or the “2003 Plan,” which does not qualify as a long-term incentive plan as defined in Item 402(a)(3)(iii) of Section 229.402(a)(3) of Regulation S-K. This plan has been offered to certain of our eligible corporate executives. The 2003 Plan allows participants to defer a portion of their compensation, including bonuses, if any, on a pre-tax basis. There is no company match on these deferrals; however, the deferrals earn a return based on notional investment elections made by the individual participants. In addition, we may at our discretion, elect to make contributions to the participants’ accounts based on a comparison of our actual profits to budgeted profits during each fiscal year. Any such contribution is subject to vesting, which is generally ten years from the date of participation in the plan.

		Annual Compensation		All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation(d)

William Dean Singleton(a)	2003	$830,250	$200,000	$118,168
Vice Chairman,	2002	810,000	150,000	41,302
Chief Executive Officer	2001	790,500	200,000	38,822

Joseph J. Lodovic IV(a),	2003	$547,350	$200,000	$64,228
President	2002	534,000	150,000	4,900
	2001	519,300	200,000	9,152

Gerald E. Grilly(b)	2003	$512,500	$175,000	$53,119
Executive Vice President &	2002	500,000	132,500	1,497
Chief Operating Officer	2001	470,937	631,250	18,766

Anothony F. Tierno	2003	$307,500	$42,500	$29,517
Senior Vice President of	2002	300,000	20,000	29,971
Operations	2001	375,000	50,000	63,101

Eric J. Grilly(c)	2003	$187,500	$75,000	$17,842
President, MediaNews Group Interactive	2002	175,000	27,500	388
	2001	163,055	146,000	4,554

(a)	In fiscal year 2001, these officers also received significant compensation that was charged to other affiliates that does not appear here as compensation.

(b)	Prior to February 2001, Mr. Gerald E. Grilly was not an officer of MediaNews. Mr. Gerald E. Grilly’s compensation in fiscal year 2001 includes compensation earned as MediaNews’ Executive Vice President and Chief Operating Officer and prior to that appointment, the compensation he earned as President, Publisher, and Chief Executive Officer of The Denver Post Corporation, including a one-time bonus associated with the formation of the Denver JOA in the amount of $450,000.

(c)	Prior to October 2000, Mr. Eric J. Grilly was not an officer of MediaNews. Mr. Eric J. Grilly’s compensation in fiscal year 2001 includes compensation earned as MediaNews’ Vice President of MediaNews Group Interactive and prior to that appointment, the compensation he earned as Vice President of Interactive Media of The Denver Post Corporation, including a one-time bonus associated with the formation of the Denver JOA in the amount of $130,000.

(d)	Included in “All Other Compensation” are amounts earned under the deferred compensation plans described above.

     None of our executive officers have an employment agreement with us except Messrs. Singleton and Lodovic.

Employment and Other Agreements

     Under the terms of Mr. Singleton’s Employment Agreement, which was amended and renewed effective March 15, 2000 (“Mr. Singleton’s Employment Agreement”), Mr. Singleton is currently entitled to receive cash compensation at an annual rate of not less than $850,500, subject to annual adjustment of not less than 5% by the Board of Directors. In addition, Mr. Singleton is entitled to receive a bonus of up to $200,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such fiscal year. Other discretionary bonuses may be paid which are not part of his Employment Agreement, if approved by the Board of Directors. Mr. Singleton’s employment agreement expires on December 31, 2009, but will be automatically renewed for successive one-year terms unless Mr. Singleton gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. Mr. Singleton’s Employment Agreement contains a five-year non-compete covenant for all counties and geographical areas in which newspapers are owned or circulated by us or our subsidiaries (currently or in the future). From 1996 through 2002, MediaNews Group advanced a total of $1.5 million to the Singleton Irrevocable Trust (further discussed under Item 12. Security Ownership and Management) to fund premiums on cash surrender life insurance policies covering Mr. Singleton and his wife. The advance is recorded in our consolidated balance sheet as a component of other long-term assets. Advances will be repaid when the policy is surrendered or earlier at Mr. Singleton’s option. No interest is charged to Mr. Singleton on these advances. As a result of Sarbanes-Oxley, which prohibits us from making loans to our executive officers, and pending clarification as to whether Sarbanes-Oxley applies to these types of advances, no further funding by MediaNews Group of this insurance coverage occurred subsequent to July 2002. The cash surrender value life insurance policies were originally purchased in order to mitigate the impact of estate taxes that may be due on MediaNews Group stock held in the Singleton Revocable Trust as a result of the death of Mr. Singleton and his wife and the resulting need for us to repurchase such shares to provide liquidity in the Singleton Revocable Trust. Mr. Singleton and MediaNews Group will continue to evaluate the need for this insurance coverage as a result of recent changes in estate tax laws.

     Mr. Lodovic’s Employment Agreement with us was entered into effective March 15, 2000. Mr. Lodovic is currently entitled to receive cash compensation at an annual rate of not less than $560,700, subject to annual adjustment of not less than 5% by the Board of Directors. In addition, Mr. Lodovic is also entitled to receive a bonus of up to $200,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such year. Other discretionary bonuses may also be paid which are not part of his employment agreement, if approved by the Board of Directors. Mr. Lodovic’s employment agreement expires by its terms on December 31, 2009. Mr. Lodovic’s Employment Agreement entitles him to participate in any stock options, stock ownership or similar plan, which we may adopt in the future relative to any of our executives. It also entitles Mr. Lodovic, upon termination of his employment under certain circumstances, to put to us at a price not to exceed 100% of the then fair market value all shares of any class of equity securities, which he owns. The price payable under Mr. Lodovic’s put is equal to a percentage of fair market value, which increases up to 100% on December 31, 2009 (at June 30, 2003, Mr. Lodovic is entitled to 65% of the fair market value). We also have a call under Mr. Lodovic’s Employment Agreement to acquire such shares, upon termination of his employment under certain circumstances, at a price not to exceed 100% of their then fair market value. Neither the put nor the call can be exercised if it causes a default under any credit agreement existing at that time. Nor can any stock be put until our leverage ratio, as defined, is below 3:1.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The authorized capital stock of MediaNews consists of 3,000,000 shares of Class A common stock, $0.001 par value, 2,314,346 shares of which are issued of which 2,298,346 are outstanding and 16,000 are held in treasury (collectively the “MediaNews Common Stock”); we have not declared or paid any cash dividends on our common stock in the past and we do not currently have plans to pay common stock dividends. Our current long-term debt agreements limit our ability to pay such dividends.

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

     The following table sets forth the number and percentage of shares of MediaNews Common Stock currently issued and outstanding and beneficially owned by (i) each person known to us to be the beneficial owner of more than 5.0% of any class of our equity securities; (ii) each executive officer as defined in Item 402(a)(3) of Section 229.402(a)(3) of Regulation S-K; and (iii) all directors and executive officers of MediaNews as a group.

	Amount and Nature of	Percentage of
	Beneficial Ownership(a)	Ownership of
	Class A Common Stock	Class A Common Stock

William Dean Singleton(b), (c), (l), (m)	254,858.9900	11.09%
Howell E. Begle, Jr.(b), (d), (l), (m)	786,426.5100	34.22%
Patricia Robinson(b), (e), (l), (m)	786,426.5100	34.22%
Joseph J. Lodovic, IV(b), (f)	58,199.0000	2.53%
Jean L. Scudder(g), (k)	384,065.1200	16.71%
Charles Scudder(h), (k)	260,321.3750	11.32%
Elizabeth A. Difani(h), (i), (k)	219,073.4575	9.53%
Carolyn Miller(h), (j), (k)	177,825.5475	7.74%
All directors and executives as a group(n)	2,140,770.0000	93.14%

(a)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by footnote, the persons named in the tables above have sole voting and investment power with respect to all shares of capital stock indicated as beneficially owned by them.

(b)	The address of each such person is: c/o Mr. Howell E. Begle, Jr., Trustee, 1775 I Street N.W., Suite 600, Washington, D.C. 20006. Mr. Begle is Of Counsel to the law firm of Hughes Hubbard & Reed LLP, which law firm is counsel to us.

(c)	These shares are held by a revocable trust for the benefit of the children of Mr. Singleton (the “Singleton Family Revocable Trust”), for which trust Mr. Begle and Mr. Singleton are trustees.

(d)	Includes all shares for which Mr. Begle has sole voting power under the Singleton Family Voting Trust Agreement for MediaNews (the “Singleton Family Voting Trust Agreement for MediaNews”) and shared investment power, as a trustee for an irrevocable trust for the benefit of Mr. Singleton’s children (the “Singleton Irrevocable Trust”). Also includes all shares of common stock held by the Singleton Family Revocable Trust for which Mr. Begle is a trustee.

(e)	These shares are held by the Singleton Irrevocable Trust for which Ms. Robinson serves as a trustee and as to which she has shared investment power. Ms. Robinson is Mr. Singleton’s sister.

(f)	Legal ownership of 50% of such shares is held by the Singleton Family Voting Trust. Legal ownership of the remaining 50% of such shares is held by the Scudder Family Voting Trust.

(g)	Includes 123,743.75 shares of common stock held by a trust for the benefit of two of Ms. Scudder’s nephews, for which trust Ms. Scudder serves as the sole trustee. Also includes 74,504 shares of common stock held for the benefit of Ms. Scudder’s son, Benjamin Fulmer, for which Ms. Scudder also serves as the sole trustee. Does not include the shares held by Charles Scudder, Elizabeth Difani, as trustee and/or custodian for certain of her minor children, or Carolyn Miller, as trustee and/or custodian for certain of her minor children, with respect to which Ms. Scudder has sole voting power pursuant to the Scudder Family Voting Trust Agreement for MediaNews (the “Scudder Family Voting Trust Agreement”). Charles Scudder, Elizabeth Difani and Carolyn Miller are siblings of Ms. Scudder; all four are the children of Mr. Richard B. Scudder.

(h)	Sole voting power with respect to these shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

(i)	Ms. Difani holds 132,299.6658 shares as trustee and/or custodian for certain of her minor children. Sole voting power with respect to all 219,073.4575 shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

(j)	Ms. Miller holds 118,550.365 shares as trustee and/or custodian for certain of her minor children. Sole voting power with respect to all 177,825.5475 shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

(k)	The address of each person is: c/o Jean L. Scudder, 193 Old Kents Hill Road, Readfield, Maine 04355.

(l)	Indicates shared voting power.

(m)	Indicates shared investment power.

(n)	No directors or officers of MediaNews beneficially own any shares in MediaNews except Mr. Singleton, Ms. Scudder, Mr. Begle, Ms. Robinson and Mr. Lodovic.

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

Scudder Family Voting Trust Agreement for MediaNews

     The children of Richard B. Scudder, which includes Charles A. Scudder, Carolyn S. Miller, Elizabeth H. Difani and Jean L. Scudder, respectively, and Joseph J. Lodovic, IV have entered into the Scudder Family Voting Trust Agreement for MediaNews (the “Scudder Family Voting Trust”) in accordance with which all shares of Class A Common Stock of MediaNews held by Charles Scudder, Carolyn Miller, Elizabeth A. Difani, Jean L. Scudder and 50% of those shares held by Joseph J. Lodovic, IV, were transferred to the Scudder Family Voting Trust for MediaNews. Under the Scudder Family Voting Trust for MediaNews, Jean L. Scudder (the “Scudder Trustee”) exercises all voting rights (subject to the consent of shareholders holding 50% of the common stock held by the Scudder Family Voting Trust for MediaNews on such matters as election of directors, mergers, dissolution or reorganization of MediaNews, sale, exchange or pledge of all or substantially all of the assets of MediaNews and acquisition or divestiture by MediaNews of any newspaper venture) and substantially all other rights to which such shareholders would otherwise be entitled until January 31, 2010, subject to extension by written agreement of one or more beneficiaries of the Scudder Family Voting Trust Agreement for MediaNews and the Scudder Trustee.

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

MediaNews Shareholders’ Agreement

     The MediaNews Shareholders’ Agreement also provides that until the earlier of (i) the date on which none of our 8 3/4% Senior Subordinated Notes due October 1, 2009 or our 8 5/8% Senior Subordinated Notes due July 1, 2011 are outstanding, or (ii) when MediaNews’ Leverage Ratio is less than 3:1, no shareholder may sell, transfer, pledge or otherwise encumber their shares, nor their interest in their shares, of MediaNews common stock to any third party, except certain permitted transfers to family members and other shareholders, without the consent of all the shareholders of MediaNews or unless all shares of MediaNews common stock then outstanding are sold in a single transaction or a contemplated sale to a third party. If any shareholder desires to sell or transfer his shares to MediaNews or the other shareholders without an identified third party buyer, then such shareholder may offer to sell his shares to MediaNews at fair market value determined by appraisal, or if MediaNews declines to purchase such shares, such shareholder may offer to sell his shares to the remaining shareholders at fair market value.

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

Item 14. Principal Accountants Fees and Services

     Although this disclosure is not effective for us for the year ended June 30, 2003, we have chosen to disclose this information.

	Years Ended June 30,

	2003	2002

	(In thousands)
Audit Fees	$469	$500
Audit-Related Fees	125	175
Tax Fees	58	99

Total	$652	$774

ADDITIONAL INFORMATION

     You can inspect and copy, at prescribed rates, our annual, quarterly and current reports, and other information filed with the Securities and Exchange Commission (“SEC”) at the public reference facilities of the SEC, 450 Fifth Street N.W., Washington D.C. 20549. The SEC also maintains an Internet site www.sec.gov containing reports and other information.

     Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet site www.medianewsgroup.com as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements

1.	The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Auditors is filed as a part of this Report (see page 37).

2.	Financial Statement Schedule

The list of financial statement schedule contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Auditors is filed as part of the Report (see page 37).

3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as a part of this annual report (See page 68).

(b)	Reports on Form 8-K

On May 14, 2003, we filed a Form 8-K regarding Amendments No. 3 and 4 of our Credit Agreement dated as of May 12, 1999, as amended and restated as of January 2, 2001.

MEDIANEWS GROUP, INC.
ITEMS 8, and 15(a) (1) and (2)

Index to Consolidated Financial Statements and Schedule
Covered by Report of Independent Auditors

     The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 15(a)(1) are listed below:

     The following financial statement schedule of the registrant and its subsidiaries required to be included in Item 15(a)(2) is listed below:

Schedule II Valuation and Qualifying Accounts	71

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
MediaNews Group, Inc.

     We have audited the accompanying consolidated balance sheets of MediaNews Group, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, statements of changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaNews Group, Inc. and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

September 12, 2003	/S/ Ernst & Young LLP

Ernst & Young LLP
Denver, Colorado

MEDIANEWS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,

	2003	2002

	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,343	$2,029
Trade accounts receivable, less allowance for doubtful accounts of $9,393 at June 30, 2003 and $10,669 at June 30, 2002	74,106	74,013
Other receivables	6,101	4,995
Inventories of newsprint and supplies	14,314	10,205
Prepaid expenses and other assets	8,654	7,760
Income taxes receivable	468	6,137

TOTAL CURRENT ASSETS	106,986	105,139

PROPERTY, PLANT AND EQUIPMENT
Land	39,954	37,225
Buildings and improvements	111,180	103,962
Machinery and equipment	312,817	301,045
Construction in progress	2,940	5,538

TOTAL PROPERTY, PLANT AND EQUIPMENT	466,891	447,770
Less accumulated depreciation and amortization	(165,754)	(144,418)

NET PROPERTY, PLANT AND EQUIPMENT	301,137	303,352

OTHER ASSETS
Investment in unconsolidated JOAs	221,640	244,549
Equity investments	93,343	13,757
Subscriber accounts, less accumulated amortization of $118,572 at June 30, 2003 and $112,595 at June 30, 2002	79,320	98,303
Excess of cost over fair value of net assets acquired	381,199	381,945
Newspaper mastheads	145,781	145,282
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $29,622 at June 30, 2003 and $33,581 at June 30, 2002	4,547	5,415
Net pension assets	3,620	12,864
Other	10,512	12,578

TOTAL OTHER ASSETS	939,962	914,693

TOTAL ASSETS	$1,348,085	$1,323,184

See notes to consolidated financial statements

	June 30,

	2003	2002

	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$9,894	$12,417
Accrued employee compensation	28,232	24,174
Accrued interest	14,762	17,110
Other accrued liabilities	23,823	24,048
Unearned income	20,032	21,085
Current portion of long-term debt and obligations under capital leases	3,171	7,707

TOTAL CURRENT LIABILITIES	99,914	106,541

OBLIGATIONS UNDER CAPITAL LEASES	6,833	7,001

LONG-TERM DEBT	894,550	942,382

OTHER LIABILITIES	33,947	30,462

DEFERRED INCOME TAXES, NET	77,845	56,290

MINORITY INTEREST	174,988	156,007

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized:
2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	3,631	3,631
Accumulated other comprehensive loss, net of taxes:
Unrealized loss on hedging	(4,264)	(6,481)
Minimum pension liability	(15,087)	(7,549)
Retained earnings	77,726	36,898
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	60,008	24,501

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,348,085	$1,323,184

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,

	2003	2002	2001

	(In thousands, except share data)
REVENUES
Advertising	$556,016	$535,687	$673,737
Circulation	137,445	139,495	144,292
Other	45,137	35,948	34,151

TOTAL REVENUES	738,598	711,130	852,180

INCOME (LOSS) FROM UNCONSOLIDATED JOAS	25,227	8,770	(3,202)

COSTS AND EXPENSES
Cost of sales	221,888	220,082	297,825
Selling, general and administrative	346,763	324,364	385,764
Depreciation and amortization	40,553	47,545	62,593
Interest expense	64,252	75,302	82,241
Other (income) expense, net	19,534	10,941	13,200

TOTAL COSTS AND EXPENSES	692,990	678,234	841,623

EQUITY INVESTMENT INCOME (LOSS), NET	3,709	435	(1,412)

GAIN ON SALE OF NEWSPAPER PROPERTIES	27,399	—	74,255

MINORITY INTEREST	(34,088)	(32,218)	(40,927)

INCOME BEFORE INCOME TAXES	67,855	9,883	39,271
INCOME TAX BENEFIT (EXPENSE)	(27,027)	2,482	(14,044)

NET INCOME	$40,828	$12,365	$25,227

NET INCOME PER COMMON SHARE:
Net income per common share	$17.76	$5.38	$10.98

Weighted average number of shares outstanding	2,298,346	2,298,346	2,298,346

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Related Earnings (Deficit)	Common Stock in Treasury	Total Shareholders’ Equity

	(In thousands)
BALANCE AT JUNE 30, 2000	$2	$3,631	$—	$(694)	$(2,000)	$939
Comprehensive income:
Cumulative effect of change in accounting principle, net of tax benefit of $445	—	—	(655)	—	—	(655)
Unrealized loss on hedging activities, net of tax benefit of $1,889	—	—	(2,774)	—	—	(2,774)
Net income	—	—	—	25,227	—	25,227

Comprehensive income						21,798

BALANCE AT JUNE 30, 2001	2	3,631	(3,429)	24,533	(2,000)	22,737
Comprehensive income:
Unrealized loss on hedging activities, net of tax benefit of $2,695	—	—	(3,280)	—	—	(3,280)
Unrealized loss on hedging activities, reclassified to earnings, net of tax expense of $174	—	—	228	—	—	228
Minimum pension liability adjustment, net of tax benefit of $5,466	—	—	(7,549)	—	—	(7,549)
Net income	—	—	—	12,365	—	12,365

Comprehensive income						1,764

BALANCE AT JUNE 30, 2002	2	3,631	(14,030)	36,898	(2,000)	24,501
Comprehensive income:
Unrealized gain on hedging activities, net of tax expense of $1,075	—	—	1,548	—	—	1,548
Unrealized loss on hedging activities, reclassified to earnings, net of tax expense of $348	—	—	669	—	—	669
Minimum pension liability adjustment, net of tax benefit of $5,600	—	—	(7,538)	—	—	(7,538)
Net income	—	—	—	40,828	—	40,828

Comprehensive income						35,507

BALANCE AT JUNE 30, 2003	$2	$3,631	$(19,351)	$77,726	$(2,000)	$60,008

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,

	2003	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,828	$12,365	$25,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,771	26,352	31,365
Amortization	20,914	25,446	35,973
Net gain on sale of newspaper assets	(28,620)	(398)	(74,125)
Impairment loss	5,715	—	—
Provision for losses on accounts receivable	9,632	10,213	10,916
Amortization of debt discount	1,231	2,145	2,755
Minority interest	34,088	32,218	40,927
Proportionate share of net income from unconsolidated JOAs	(68,638)	(51,981)	(13,201)
Equity investment (income) loss, net	(3,709)	(435)	1,412
Deferred income tax expense	25,362	1,178	12,467
Change in defined benefit plan assets, net of cash contributions	31	1,172	(5,948)
Increase in estimated option repurchase price	5,993	2,325	1,414
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	1,017	402	—
Gain on interest rate swaps	(1,158)	(2,951)	—
Change in operating assets and liabilities:
Accounts receivable	(7,583)	(4,161)	(5,497)
Inventories	(3,665)	4,349	(4,876)
Prepaid expenses and other assets	2,910	(433)	1,393
Accounts payable and accrued liabilities	1,339	(873)	(21,956)
Unearned income	(401)	587	(4,714)
Change in other assets and liabilities, net	(1,219)	72	10,146

NET CASH FLOWS FROM OPERATING ACTIVITIES	57,838	57,592	43,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from unconsolidated JOAs	83,621	58,449	38,070
Investment in unconsolidated JOAs	—	(12,416)	—
Distributions from non-JOA investments	4,360	1,448	—
Investments in non-JOA equity investments	(1,592)	(2,280)	(914)
Sale of newspapers and other assets	1,314	3,840	100,266
Business acquisitions, net of cash acquired	(53,006)	(3,277)	(425,345)
Cash contributed by partners for business acquisitions	24,178	—	—
Purchase of machinery and equipment	(20,669)	(11,323)	(19,611)

NET CASH FLOWS FROM INVESTING ACTIVITIES	38,206	34,441	(307,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	113,143	66,994	363,851
Reduction of long-term debt and other liabilities	(169,108)	(120,741)	(197,731)
Distributions paid to minority interest	(38,765)	(43,406)	(39,747)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(94,730)	(97,153)	126,373

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,314	(5,120)	(137,483)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,029	7,149	144,632

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,343	$2,029	$7,149

See notes to consolidated financial statements

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
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

     MediaNews (through its subsidiaries) publishes daily and non-daily newspapers serving markets in nine states. The Company also owns four radio stations and one television station, the combined revenues of these non-newspaper operations comprise less than 0.5% of the Company’s consolidated revenue and are not considered significant to the Company’s operations.

Note 2: Significant Accounting Policies and Other Matters

     Significant accounting policies for the Company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates. The Company’s accounting for pension and retiree medical benefits requires the use of estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. The Company’s accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and assumptions on the realization of deferred tax assets.

Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions. The Company uses estimates, based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of its assets and liabilities and disclosure of contingent matters. The Company re-evaluates its estimates on an ongoing basis. Actual results could differ from these estimates.

Principles of Consolidation

     All intercompany accounts have been eliminated.

Reclassification

     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

Joint Operating Agencies

     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each of the individual newspapers, which are a party to a joint operating agreement, continue to be separate and outside of a joint operating agency. The Company, through its subsidiaries, York Newspapers, Inc., Charleston Publishing Company, Kearns-Tribune, LLC, and beginning January 23, 2001, The Denver Post Corporation, participates in JOAs in York, Pennsylvania, Charleston, West Virginia, Salt Lake City, Utah, and Denver, Colorado, respectively. The editorial and related expenses of The Denver Post, The Salt Lake Tribune and York Dispatch are incurred by the Company outside the related JOA. The Charleston JOA, on the other hand, accounts for and pays the editorial expenses for both newspapers within the JOA. The Company controls the York JOA and accordingly consolidates its results. The editorial costs associated with the York Daily Record, the other newspaper in the York JOA and the minority partner, are not included in our results, since this newspaper is not owned by MediaNews.

     In July 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-1, Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures (“EITF 00-1”), effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. Prior to adoption of EITF 00-1, the Company accounted for all of its JOA operations using the pro-rata consolidation method. The Company discontinued pro-rata consolidation upon adoption of EITF 00-1, effective June 30, 2000. All periods conform to the current presentation. Currently, the operating results from the Company’s unconsolidated JOAs are

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Significant Accounting Policies and Other Matters (continued)

reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	The Company’s proportionate share of net income from JOAs;

•	The amortization of subscriber lists and, up until the Company’s July 1, 2001 adoption of SFAS No. 142, Goodwill and Other Intangible Assets (see Goodwill and Other Intangible Assets), the amortization of goodwill created by the original purchase by the Company as the subscriber lists and goodwill are attributable to the Company’s earnings in the JOA; and

•	Editorial costs, miscellaneous publishing revenue, and other charges incurred by the Company’s subsidiaries directly attributable to the JOAs providing editorial content and news for the Company’s newspapers published by the JOAs.

     Investments in unconsolidated JOAs are included in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs,” for the JOAs the Company does not control. (See Note 3: Joint Operating Agencies for further discussion.)

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

     Inventories, which largely consist of newsprint, are valued at the lower of cost or market. Cost is generally determined using the first-in, first-out method.

Investments

     The Company has made the following strategic investments, which are accounted for under the equity method (for those investments in which the Company has less than 20% ownership, the Company accounts for these under the equity method as the Company has seats on the board and therefore has influence and ties to the entity beyond the Company’s invested capital):

•	PowerOne Media, LLC, a company that provides software tools and hosts classified advertising for daily and weekly newspapers throughout the United States (approximately 6.0% ownership interest and one seat on board);

•	Employment Specialists, LLC, (operating as CareerSite) an Internet based employment classified advertising application (approximately 40% ownership interest). It is currently anticipated that CareerSite will merge with PowerOne on or around September 30, 2003. After the merger, the Company’s ownership in the combined entity is expected to be approximately 16.0%;

•	CIPS Marketing Group, Inc., a total market coverage delivery service in Los Angeles (50% ownership interest);

•	Gallup Independent Company, publisher of the Gallup Independent in Gallup, New Mexico (approximately 38% ownership interest);

•	Ponderay Newsprint Company, a minority investment in a newsprint mill held by Kearns-Tribune, LLC. In addition to its investment, the Company is guarantor for 6.0% of up to $125.0 million in long-term debt owed by Ponderay and due on April 12, 2006 (6.0% ownership interest and one seat on board). See Recently Issued Accounting Standards, for further discussion regarding the Company’s guarantee; and

•	Texas–New Mexico Newspapers Partnership, a minority investment in this partnership, which was formed on March 3, 2003 (33.8% ownership interest). See Note 5: Acquisitions, Dispositions and Partnership Formations for further discussion.

     These investments are included in the consolidated balance sheet as a component of long-term assets under the caption “Equity Investments.”

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
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

Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which the Company adopted effective July 1, 2001. Under the new standard, excess of cost over fair value of net assets acquired (goodwill) and other indefinite life intangibles are no longer amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their estimated useful lives. Subscriber accounts are amortized using the straight-line method over periods ranging from 8 to 15 years. Other finite identified intangibles are being amortized over periods not exceeding 10 years.

     Results for the years ended June 30, 2003 and 2002 are presented under SFAS No. 142; however, in accordance with this standard, the results for the year ended June 30, 2001 have not been restated. Had SFAS No. 142 been in effect for the Company’s fiscal year ended June 30, 2001, the Company’s reported net income would have been $40.0 million and net income per share would have been $17.41.

     As a result of an indicator of impairment identified at the Company’s subsidiary, Alaska Broadcasting Company, during the quarter ended March 31, 2003, the Company tested the related carrying value of goodwill for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. Based on the Company’s evaluation, all of the recorded goodwill was determined to be impaired. As a result, a write down of $1.8 million was recorded in other (income) expense, net during the quarter ended March 31, 2003. In addition, as required by SFAS No. 142, the Company performed an annual impairment test as of July 1, 2003. There was no impairment of intangible assets noted as a result of this test. Another impairment test will be performed July 1, 2004, unless unexpected events or circumstances arise that require the Company to test for impairment sooner.

     Estimated amortization expense for the next five years is as follows at June 30, 2003 (in thousands):

2004	$18,307
2005	13,024
2006	12,684
2007	11,884
2008	8,864

Long-Lived Assets

     Effective July 1, 2002, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. The adoption of this standard on July 1, 2002 had no impact on the Company’s financial position or results of operations. The carrying value of long-lived assets is reviewed annually. If at any time the facts or circumstances at any of the Company’s individual newspaper or other operations indicate the impairment of long-lived asset values as a result of a continual decline in performance or as a result of fundamental changes in a market, a determination is made as to whether the carrying value of the long-lived assets exceeds estimated realizable value. For purposes of this determination, estimated realizable value is evaluated based on values placed on comparable assets, generally based on a multiple of revenue and/or operating profit (revenues less cost of sales and selling, general and administrative expenses); however, other valuation methods may be used. Subsequent to June 30, 2003, an indicator of impairment was identified at one of the properties of the California Newspapers Partnership. As a result, the Company determined that the carrying value of an operating facility exceeds estimated realizable value based on the expected proceeds from the impending sale of the related assets. Accordingly, an impairment loss of $3.9 million was recorded in other (income) expense, net for the year ended June 30, 2003 to adjust the long-lived assets to the estimated realizable value of $2.0 million.

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Significant Accounting Policies and Other Matters (continued)

Debt Discount

     Debt discount is amortized in a manner that results in a constant rate of interest over the life of the related debt and is included as a component of interest expense.

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

Advertising Costs

     The Company expenses all advertising costs as incurred. Advertising costs included in the consolidated statement of operations for the fiscal years ended June 30, 2003, 2002 and 2001, were approximately $0.5 million, $0.8 million and $3.1 million, respectively.

Revenue Recognition

     Advertising revenue is earned and recognized when advertisements are published, inserted, aired or displayed and are net of provisions for estimated rebates, credit and rate adjustments and discounts. Circulation revenue includes single copy and home delivery subscription revenue. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for returns. Home delivery subscription revenue is earned and recognized when the newspaper is delivered to the customer or sold to a third party. Amounts received in advance of an advertisement or newspaper delivery are deferred and recorded on the balance sheet as a current liability to be recognized into income when the revenue has been earned.

Disclosures about Segments of an Enterprise and Related Information

     The Company conducts business in one reporting segment and determined its reporting segment based on the individual operations that the chief operating decision maker reviews for purposes of assessing performance and making operating decisions. The individual operations have been aggregated into one segment because management believes they have similar economic characteristics and similar products, services, customers, production processes and distribution methods. The Company believes that aggregating the operations into one segment helps users understand the Company’s performance and assess its prospects.

Comprehensive Income

     As of July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the disclosure of comprehensive income, which includes, in addition to net income, other gains and losses, which affect shareholders’ equity, but under generally accepted accounting principles are excluded from net income. While the Company adopted SFAS No. 130 on July 1, 1998, it did not have any items of comprehensive income until it adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), on July 1, 2000. Under SFAS No. 133, the Company’s newsprint and interest rate swap agreements on its variable rate debt were recorded at fair value and changes in the value of such contracts, net of income taxes, were reported in comprehensive income. During fiscal year 2003, the interest rate swap agreement on the Company’s variable rate debt expired, and effective September 5, 2003, the Company terminated its newsprint swap agreement. See Note 10: Hedging Activities for further discussion. Comprehensive income for the Company also includes a minimum pension liability adjustment related to two of the Company’s pension plans and a pension plan at one of the Company’s unconsolidated JOAs. For purposes of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes.

Dividends

     The Company has not paid a dividend on its common stock and does not currently plan to pay cash dividends on its common stock.

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Significant Accounting Policies and Other Matters (continued)

Employees

     Certain employees of the Company’s newspapers are employed under collective bargaining agreements.

Hedging Activities

     Under SFAS No. 133, the Company’s newsprint and variable to fixed interest rate swap agreement had been designated as cash flow hedges and recorded at fair value, and changes in the value of such contracts, net of income taxes, are reported in comprehensive income. At June 30, 2003, the Company had no variable to fixed interest rate swap agreements, and subsequent to June 30, 2003, the Company terminated its newsprint swap agreement. The Company also has fixed to variable interest rate swap agreements, which do not qualify for hedge accounting, and therefore, changes in the fair value of these swap agreements are recognized in other (income) expense, net. The net settlements made under all of the Company’s interest rate swap agreements are reflected in operations as an adjustment to interest expense over the term of the related swap. Prior to the termination of the newsprint swap agreement, the periodic net settlements made were reflected in operations in the period the newsprint was consumed. See Note 10: Hedging Activities for further discussion.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), which addresses the accounting for and disclosure of guarantees and requires certain guarantees to be recorded at fair value. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; any previously issued guarantees prior to the date of FIN No. 45’s initial application should not be revised or restated. FIN No. 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN No. 45’s scope, including guarantees issued prior to the issuance of FIN No. 45. Through its wholly-owned subsidiary Kearns-Tribune, LLC, the Company owns a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and is also a guarantor, on a several basis, on 6.0% of up to $125.0 million of Ponderay’s credit facility, which is due April 12, 2006. Based on the Company’s evaluation, this guarantee falls under the disclosure provisions of FIN No. 45. The Company has no amounts related to the guarantee recorded in its June 30, 2003 financial statements because the guarantee existed prior to and has not been modified since December 31, 2002. The guarantee arose from Ponderay’s April 12, 2000 amended and restated credit agreement that replaced a previous credit facility which had been used to finance the construction of its newsprint mill. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time the Company could be liable for its portion of the guarantee. At June 30, 2003, the Company’s share of the guarantee is $6.8 million. The debt is collateralized by a deed of trust on Ponderay’s real property and a mortgage on all of Ponderay’s other assets.

     In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to only certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities obtained after that date. It applies at the end of the first annual reporting period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest which was acquired before February 1, 2003. Adoption of FIN No. 46 on July 1, 2003 will not materially impact the Company’s financial position or results of operations.

     In April 2003, FASB issued Statement No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”) which is primarily effective for contracts entered into or modified after June 30, 2003. The statement amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) for certain decisions made by the FASB as part of the Derivatives Implementation Group process and incorporates clarifications of the definition of a derivative. Adoption of SFAS No. 149 will not impact the Company’s financial position and results of operations.

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Significant Accounting Policies and Other Matters (continued)

Recently Issued Accounting Standards (continued)

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or assets in some circumstances) and equity. SFAS No. 150’s requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 on July 1, 2003 will not impact the Company’s financial position and results of operations.

Note 3: Joint Operating Agencies

     Prior to January 23, 2001, the Company consolidated the results of operations of The Denver Post. On January 23, 2001, MediaNews Group and E.W. Scripps Company (“Scripps”), owner of the Rocky Mountain News, completed the formation of the Denver Newspaper Agency, a partnership (“DNA” or the “Denver JOA”), under the terms of a joint operating agreement. Upon formation of DNA, MediaNews and Scripps each contributed substantially all of their operating assets used in the publication of The Denver Post and the Rocky Mountain News to DNA, while each maintained editorial control and responsibility for news and editorial costs for each of their respective newspapers. In addition to the assets contributed to DNA, Scripps also paid MediaNews $60.0 million to obtain its 50% interest in DNA. The Company recognized a pre-tax gain on the payment from Scripps of approximately $46.7 million, net of expenses. As a result of the formation of the Denver JOA, the Company no longer consolidates the results of The Denver Post after January 23, 2001. In addition to the Company’s proportionate share of income from DNA, the editorial costs, publishing related revenues, depreciation of editorial assets owned outside of the JOA, and other direct costs of The Denver Post are included in the line item Income from Unconsolidated JOAs. The Company continues to consolidate The Denver Post Corporation’s subsidiary, Eastern Colorado Publishing Company (“ECPC”), comprised of several small daily and weekly newspapers as ECPC was not contributed to DNA.

     On January 2, 2001, MediaNews purchased the stock of Kearns-Tribune, LLC for $200.0 million in cash. Kearns-Tribune, LLC owns the masthead of The Salt Lake Tribune and a 50% ownership interest in the Newspaper Agency Corporation (“NAC” or the “Salt Lake JOA”). NAC is the managing entity of a JOA agreement between Kearns-Tribune, LLC and the Deseret News Publishing Company. Under the terms of this JOA, NAC is responsible for performing all the business functions of The Salt Lake Tribune and the Deseret News, including advertising and circulation sales, production and distribution; however, the NAC does not own any of the fixed assets used in its operations. Instead, each partner owns the fixed assets used in the operations of NAC as tenants in common, outside of the JOA. Therefore, the related depreciation expense is also recorded outside of the JOA. News and editorial costs related to The Salt Lake Tribune are performed separately from NAC and are the sole responsibility of Kearns-Tribune, LLC. While Kearns-Tribune, LLC owns 50% of NAC, net income of NAC is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company because The Salt Lake Tribune has greater circulation than The Deseret News. The Company records its proportionate share of the results of NAC along with the operations of Kearns-Tribune, LLC, consisting principally of editorial costs, publishing related revenues, amortization of intangibles, depreciation of fixed assets, and other direct costs of The Salt Lake Tribune, in the line item Income from Unconsolidated JOAs.

     On August 22, 1998, Charleston Publishing Company, a wholly-owned subsidiary of MediaNews, acquired a 50% interest in Charleston Newspapers, which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening) six days a week and the Sunday Gazette-Mail, under the terms of a JOA. The acquisition also included rights to the masthead of the Charleston Daily Mail. The managerial responsibility for the news and editorial functions are completely separate from the JOA; accordingly, the Company is responsible for the news and editorial content of the Charleston Daily Mail. However, related editorial expenses are incurred and paid within the Charleston JOA. As a result, all editorial expenses of the three Charleston JOA publications are included in the Company’s proportionate share of income from Charleston Newspapers, which is included in Income from Unconsolidated JOAs. Amortization of intangibles and other direct costs associated with JOA incurred by Charleston Publishing Company are also included in Income from Unconsolidated JOAs.

     Effective March 1990, York Newspapers, Inc. (“YNI”) entered into a JOA, York Newspaper Company (“YNC”), with York Daily Record, Inc. (“YDR”), under which YNC is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. YNC publishes The York Dispatch, a daily evening paper, the York Daily Record, a daily morning paper, and the York Sunday News. YNI has a 57.5% interest in YNC and is the controlling partner. The

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Joint Operating Agencies (continued)

operations of YNC are consolidated with those of the Company, with a minority interest reflected for YDR’s interest in YNC. The operating results of YNC do not include the editorial costs associated with the publication of the York Daily Record, which is not owned by the Company. YNC made cash distributions to the Company in the amount of $9.7 million, $8.5 million and $9.4 million in fiscal years 2003, 2002 and 2001, respectively.

     The following table presents the summarized results of the Company’s unconsolidated JOAs, along with related balance sheet data, on a combined basis. NAC data has been presented separately, as beginning in fiscal year 2003, it is a significant subsidiary of the Company as defined by Rule 3-09 of Regulation S-X. The NAC and Other Unconsolidated JOA information is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail are included in the line “Associated Revenues and Expenses.” The minority interest associated with The Denver Post has not been reflected in the table below.

	Year Ended June 30, 2003

				Total Income
	Newspaper	Other	Associated	from
	Agency	Unconsolidated	Revenues	Unconsolidated
	Corporation	JOAs	and Expenses	JOAs

	(In thousands)
Income Statement Data:
Total revenues	$128,636	$458,068	$690

Cost of sales	29,620	151,926	31,523
Selling, general and administrative	46,672	207,914	8,393
Depreciation and amortization	—	23,361	4,132
Other	65	196	53
Gain on sale of assets	—	(1,715)	—

Total costs and expenses	76,357	381,682	44,101

Net income (loss)	52,279	76,386	(43,411)
Partners’ share of income from unconsolidated JOAs	(21,834)	(38,193)	—

Income from unconsolidated JOAs	$30,445	$38,193	$(43,411)	$25,227

	Year Ended June 30, 2002

				Total Income
	Newspaper	Other	Associated	from
	Agency	Unconsolidated	Revenues	Unconsolidated
	Corporation	JOAs	and Expenses	JOAs

	(In thousands)
Income Statement Data:
Total revenues	$127,743	$447,358	$974

Cost of sales	32,055	169,144	30,765
Selling, general and administrative	43,317	196,536	5,576
Depreciation and amortization	—	26,994	4,253
Other	—	11,790	3,591

Total costs and expenses	75,372	404,464	44,185

Net income (loss)	52,371	42,894	(43,211)
Partners’ share of income from unconsolidated JOAs	(21,837)	(21,447)	—

Income from unconsolidated JOAs	$30,534	$21,447	$(43,211)	$8,770

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Joint Operating Agreements (continued)

	Year Ended June 30, 2001

				Total Income
	Newspaper	Other	Associated	from
	Agency	Unconsolidated	Revenues	Unconsolidated
	Corporation	JOAs	and Expenses	JOAs

	(In thousands)
Income Statement Data:
Total revenues	$62,568	$216,438	$820
Cost of sales	17,066	93,348	14,659
Selling, general and administrative	21,460	99,986	(2,476)
Depreciation and amortization	—	12,086	4,745
Other	43	12,600	295

Total costs and expenses	38,569	218,020	17,223

Net income (loss)	23,999	(1,582)	(16,403)
Partners’ share of income from unconsolidated JOAs	(10,007)	791	—

Income from unconsolidated JOAs	$13,992	$(791)	$(16,403)	$(3,202)

	June 30, 2003		June 30, 2002

	Newspaper	Other	Newspaper	Other
	Agency	Unconsolidated	Agency	Unconsolidated
	Corporation	JOAs	Corporation	JOAs

	(In thousands)
Balance Sheet Data:
Current assets	$15,060	$85,047	$15,443	$92,216
Non-current assets	18,970	194,489	15,935	223,483
Current liabilities	20,697	47,900	18,926	47,841
Non-current liabilities	3,638	22,950	3,860	21,665

Note 4: Investment in California Newspapers Partnership

     On March 31, 1999, through its wholly-owned subsidiary, West Coast MediaNews LLC, the Company formed the California Newspapers Partnership (“CNP”) with Stephens Media Group (“SMG”), previously known as Donrey Newspapers LLC, and The Sun Company of San Bernardino California (“Gannett”). MediaNews, SMG and Gannett’s interests in the California Newspapers Partnership are 54.23%, 26.28% and 19.49%, respectively. The Company is the controlling partner and therefore the operations of the partnership are consolidated with those of the Company with minority interest reflected for SMG’s and Gannett’s interest in the partnership.

     At the formation of the California Newspapers Partnership, the Company also contributed debt of $6.6 million to the partnership. However, in accordance with the partnership agreement, the Company remains liable for the contributed debt. All principal and interest payments associated with this debt are charged to the MediaNews capital account at CNP as a distribution. Approximately $2.1 million, $2.3 million and $2.7 million of principal and interest payments were made in fiscal years 2003, 2002 and 2001, respectively, by the partnership on behalf of the Company.

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

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: Investment in California Newspapers Partnership (continued)

     The California Newspapers Partnership agreement also contains transfer of interests restrictions. None of the partners are able to transfer their interests before January 1, 2004, and after that date, transfers may be made only subject to the “right of first offer” of the remaining partners to effect the purchase of the transferring partner’s interest. In addition, where no partner exercises its right of first offer, any sale of a partner’s interest must include the right for the remaining partners to “tag-along” and sell their interests to the third-party buyer at the same price. After January 1, 2005, MediaNews has the right to require the other partners to sell their interests to any third party to which MediaNews sells its interest.

     SMG has a separate right to “put” its interest in the partnership to the other two partners at fair market value anytime after January 1, 2005. Upon notification of the put and obtaining a valuation of the partnership interest, the remaining partners have two years to complete the purchase. Gannett also had a separate put right similar to SMG’s; however, in connection with the formation of the Texas-New Mexico Newspapers Partnership, Gannett’s put right in CNP was eliminated.

     The minority interest liability reflects the fair market value of the net assets at the time they were contributed to the California Newspapers Partnership by SMG and Gannett, plus the minority partners’ share of earnings, net of distributions since inception. CNP made cash distributions to the Company in the amount of $35.3 million, $41.7 million and $37.4 million in fiscal years 2003, 2002 and 2001, respectively.

Note 5: Acquisitions, Dispositions and Partnership Formations

Acquisitions

     Fiscal 2003

     Effective January 31, 2003, CNP acquired substantially all of the operating assets used in the publication of the Paradise Post, a newspaper published three times weekly in Paradise, California, plus related publications and a large commercial printing business. The purchase price of approximately $13.0 million consisted of $11.75 million of cash and estimated transaction costs, net of working capital, plus future payments under covenants not to compete with a discounted value of approximately $1.2 million. Contributions from the partners in CNP were used to fund the acquisition. The Company’s cash portion of the acquisition was approximately $6.4 million and was funded with borrowings under the Company’s bank credit facility. Approximately $7.2 million of the purchase price was attributable to tangible assets (primarily fixed assets), $1.3 million was attributable to identifiable intangible assets ($0.1 million, subscriber lists; $1.2 million, covenants not to compete) and $4.5 million was recorded as goodwill. Paradise is in close proximity to the Company’s newspaper operations in Chico, California.

     Effective October 1, 2002, CNP acquired substantially all of the operating assets used in the publication of the Original Apartment Magazine, a free distribution apartment rental magazine. The Original Apartment Magazine is published every two weeks in three different zones: Los Angeles/San Fernando, Orange County, and the Inland Empire and had monthly distribution of approximately 296,000 at the date of acquisition. The purchase price was $10.0 million, plus an additional earnout of up to $6.0 million dependent on future operating performance. Contributions from the partners in CNP were used to fund the acquisition. The Company’s cash portion of the acquisition was $5.4 million and was funded with borrowings under the Company’s bank credit facility. Approximately $0.3 million of the purchase price was attributable to tangible assets (primarily fixed assets), $3.5 million was attributable to identifiable intangible assets ($1.0 million, mastheads; $2.3 million, subscriber lists; $0.2 million, covenants not to compete) and $6.2 million was recorded as goodwill. Original Apartment Magazine is operated in conjunction with the Los Angeles Newspaper Group.

     Effective October 1, 2002, CNP acquired substantially all of the operating assets used in the publication of The Reporter, a morning daily newspaper and Valu-Pack, a total market coverage product, both published in Vacaville, California. At the date of purchase, the newspaper had daily and Sunday paid circulation of approximately 18,000 and 20,000, respectively. The purchase price of $30.9 million included $30.0 million of cash and estimated transaction costs, net of working capital, plus future payments under a covenant not to compete with a discounted value of $0.9 million. Contributions from the partners in CNP were used to fund the acquisition. The Company’s cash portion of the acquisition was $16.3 million and was funded with borrowings under the Company’s bank credit facility. Approximately $3.5 million of the purchase price was attributable to tangible assets (primarily fixed assets), $6.8 million was attributable to identifiable intangible assets ($0.8 million, mastheads; $5.1 million, subscriber lists; $0.9 million,

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Acquisitions, Dispositions and Partnership Formations (continued)

Acquisitions (continued)

     Fiscal 2003 (continued)

covenants not to compete) and $20.6 million was recorded as goodwill. Vacaville is in close proximity to the Company’s newspaper operations in Vallejo and the Alameda Newspapers Group, in California.

     Fiscal 2002

     There were no significant acquisitions in fiscal year 2002.

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

     Effective January 2, 2001, MediaNews purchased the stock of Kearns-Tribune, LLC for $192.0 million, net of cash on hand at NAC. Kearns-Tribune, LLC owns the masthead of The Salt Lake Tribune and a 50% ownership interest in NAC. NAC is operated under the terms of a JOA agreement between Kearns-Tribune, LLC and the Deseret News Publishing Company (See Note 3). This acquisition was funded with proceeds from the sale of Council Bluffs discussed in Dispositions, the Scripps’ payment to acquire a 50% interest in the Denver JOA (See Note 3) and bank borrowings.

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

     Effective October 1, 2000, the Company acquired substantially all of the assets used in the publication of the Connecticut Post, a morning newspaper published in Bridgeport, Connecticut, for approximately $194.0 million in cash, net of working capital of approximately $5.0 million and post closing adjustments. The acquisition was funded with proceeds of approximately $145.0 million from the sale of newspapers on June 30, 2000 and borrowings under the Company’s bank credit facility.

     Effective October 1, 2000, the Company acquired substantially all of the assets used in the publication of Breckenridge American, a bi-weekly newspaper and radio stations, KLXK and KROO, located in Breckenridge, Texas for approximately $1.0 million.

     Effective October 1, 2000, Gannett contributed the Marin Independent Journal, published in Marin, California, to the California Newspapers Partnership. The Marin Independent Journal is operated in conjunction with the ANG Newspapers. As a result of the Marin contribution, the partners’ interests were adjusted to their current values (See Note 4: Investment in California Newspapers Partnership).

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Acquisitions, Dispositions and Partnership Formations (continued)

Dispositions

     There were no dispositions in fiscal years 2003 and 2002.

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

Partnership Formations

     Fiscal 2003

     Effective March 3, 2003, MediaNews and Gannett Co., Inc. (“Gannett”) formed the Texas-New Mexico Newspapers Partnership. MediaNews contributed substantially all the assets and operating liabilities of the Las Cruces Sun-News, The Daily Times (Farmington), Carlsbad Current-Argus, Alamogordo Daily News, and The Deming Highlight, as well as all the weekly and other publications published by these daily newspapers, in exchange for a 33.8% interest in the Texas-New Mexico Newspapers Partnership. Gannett contributed the El Paso Times, located in El Paso, Texas, in exchange for its 66.2% controlling partnership interest. As a result, effective March 3, 2003, MediaNews no longer consolidates the operations of the entities it contributed to the partnership and began accounting for its share of the operations of the Texas-New Mexico Newspapers Partnership under the equity method of accounting. The formation of the partnership was a non-monetary transaction. The Company’s contribution to the Texas-New Mexico Newspapers Partnership was treated as two separate, but simultaneous events: (1) a sale, whereby for accounting purposes, the Company sold to Gannett a 66.2% interest in its New Mexico properties, resulting in a non-monetary gain of approximately $27.4 million (pursuant to EITF 01-2, Interpretations of APB Opinion No. 29), and (2) the acquisition of a 33.8% interest in the partnership. Except for the non-monetary recognized gain, the formation of the Texas-New Mexico Newspapers Partnership did not have a significant impact on the Company’s results.

     Fiscal 2002

     There were no partnership formations in fiscal year 2002.

     Fiscal 2001

     Effective January 23, 2001, MediaNews and Scripps completed the formation of the Denver Newspaper Agency as discussed in Note 3: Joint Operating Agencies.

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Long-Term Debt

     Long-term debt consisted of the following at June 30 of each year:

		2003	2002

		(In thousands)
Bank Term Loan (A and B)	(I )	$247,000	$150,000
Bank Credit Facility	(II)	129,900	210,400
Various Notes, payable through 2013	(III)	15,678	20,805
8.75% Senior Subordinated Notes, due 2009	(IV)	300,180	300,164
8.625% Senior Subordinated Notes, due 2011	(V )	199,327	199,270
York Newspaper Company’s Debt	(VI)	5,455	6,321
9.0% Subordinated Promissory Note	(VII)	—	62,970

		897,540	949,930
Less current portion of long-term debt	(VIII)	2,990	7,548

		$894,550	$942,382

I.	On January 2, 2001, the Company amended its credit agreement to provide for a $125.0 million Term Loan A (subsequently increased to $150.0 million, on February 8, 2001), in addition to its existing $350.0 million bank credit facility (discussed in Item II below). On May 14, 2003, the Company again amended the credit agreement to add a $97.0 million Term Loan B, which funded in June 2003 and reduced the amount available under the bank credit facility to $253.0 million. Proceeds from Term Loan B were used to redeem the 9.0% Promissory Note (discussed in Item VII below); the remaining proceeds were used to pay down amounts outstanding under the bank credit facility. In conjunction with the Term Loan B, the Company also amended its bank credit agreement to temporarily increase (until July 1, 2004) the consolidated debt to operating cash flow ratio covenant and decrease the pro forma debt service covenant in the event the Company exercises its call option to purchase the 42.5% of York Newspaper Company it does not own. The consolidated debt to operating cash flow covenant was also increased to take into account that the borrowings under Term Loan B are included in consolidated debt, while the 9.0% Promissory Note that was prepaid was excluded from the bank credit agreement’s definition of consolidated debt. Borrowings under the Term Loan A bear interest at rates based upon, at the Company’s option, Eurodollar or prime rates plus a spread, based on the Company’s leverage ratio. Term Loan A borrowing margins for Eurodollar and prime can vary from 2.375% to 1.5% and 1.125% to 0.25%, respectively. As of June 30, 2003, the Term Loan A’s Eurodollar and prime borrowing margins were set at 2.125% and 0.875%, respectively. Term Loan B borrowing margins for Eurodollar and prime vary from 2.5% to 2.75% and 1.25% to 1.5%, respectively. As of June 30, 2003, Term Loan B’s Eurodollar and prime borrowing margins were set at 2.75% and 1.5%. Term Loan A requires quarterly installments as follows: $15.0 million on September 30 and December 31, 2003, $9.375 million on March 31, 2004 through December 31, 2005 and $11.25 million on March 31, 2006 through December 31, 2006. No principal payments are required on Term Loan B until December 31, 2006, at which time all outstanding principal and interest are due and payable. Interest payments are currently required monthly on both Term Loans A and B.

II.	On June 30, 1999, the Company entered into a seven year bank credit facility, which provides for borrowings up to $350.0 million (reduced to $253.0 million with the funding of the May 14, 2003 amendment discussed in Item I above and further below), including $15.0 million that can be used for standby letters of credit. As amended, borrowings under the bank credit facility bear interest at rates based upon, at the Company’s option, Eurodollar or prime rates plus a spread based on the Company’s leverage ratio. Prime borrowing margins vary from 1.125% to 0.25% and Eurodollar borrowing margins vary from 2.375% to 1.125%. Borrowing margins at June 30, 2003 were set at 1.75% and 0.5% for the Eurodollar and prime borrowings, respectively. Interest on prime borrowings is payable quarterly in arrears. Interest on Eurodollar borrowings is due at the end of each interest rate contract or if the interest rate contract exceeds three months quarterly. In addition to interest, the Company pays an annual commitment fee of 0.5% to 0.25% on the unused portion of the commitment based on the Company’s leverage ratio. The bank credit facility previously required a mandatory $75.0 million reduction in the credit commitment under the revolver on September 30, 2003 and quarterly reductions of $25.0 million beginning December 31, 2003, with a final reduction on June 30, 2006. However, effective with the May 14, 2003 amendment, the Company accelerated the September 30, 2003 $75.0 million and the December 31, 2003 $25.0

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Long-Term Debt (continued)

million commitment reductions to be effective with the May 14, 2003 amendment, up to the $97.0 million that was funded under Term Loan B. Our amended bank credit facility with these reductions was $253.0 million, as previously noted. The bank credit facility and the term loans are secured by a pledge of capital stock of the Company and its subsidiaries. The bank credit facility and the term loans contain a number of covenants that, among other things, restrict the Company’s ability and its subsidiaries’ ability to dispose of assets, incur additional indebtedness, pay dividends or make capital contributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. In addition, the bank credit facility requires compliance with certain cash flow ratios, including debt and senior debt to operating cash flow, operating cash flow to pro forma debt service and pro forma interest expense and operating cash flow to fixed charges.

III.	In connection with various acquisitions, the Company’s subsidiaries have issued notes payable to prior owners and assumed certain debt obligations. The notes payable and other debt obligations bear interest at rates ranging from 0.0% to 7.0%. The notes bearing interest at below market rates have been discounted at rates ranging from 7.0% to 12.0%, which reflects the prevailing rate at the date of acquisition. The majority of these notes and other debt obligations are unsecured obligations of the Company.

IV.	In October 1997 and February 1998, Garden State, the predecessor issuer of MediaNews Group, Inc., issued in the aggregate $300.0 million of Senior Subordinated Notes due 2009. These notes bear interest at 8.75% payable semi-annually, in arrears, on April 1 and October 1. The 8.75% Senior Subordinated Notes were issued at a small premium, resulting in net proceeds to the Company of approximately $300.0 million, excluding related debt issuance costs. No principal payments are required until October 1, 2009, at which time the outstanding principal amount is due and payable. The 8.75% Senior Subordinated Notes are subordinated and junior in right of payment to obligations under the bank credit facility and term loans. The 8.75% Senior Subordinated Notes are general unsecured obligations of the Company ranking equal in right of payment with the 8.625% Senior Subordinated Notes and all other future senior subordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company, which is made expressly junior thereto.

V.	In March 1999, Garden State, the predecessor issuer of MediaNews Group, Inc., issued $200.0 million of 8.625% Senior Subordinated Notes due 2011. Interest accruing on the 8.625% Senior Subordinated Notes is payable semi-annually, in arrears on January 1 and July 1. The indebtedness evidenced by the 8.625% Senior Subordinated Notes are subordinated and junior in right of payment to obligations under the bank credit facility and term loans. No principal payments are required until July 1, 2011, at which time all outstanding principal and interest is due and payable. The 8.625% Senior Subordinated Notes are general unsecured obligations of the Company ranking equal in right of payment with the existing 8.75% Senior Subordinated Notes.

VI.	At June 30, 2003,York Newspaper Company has a revolving credit note and a term bank loan totaling $3.8 million, which require monthly payments through October 2005. York Newspaper Company also has a promissory note, with a balance of $1.6 million at June 30, 2003, which requires monthly payments through October 2025. The obligations are secured by the assets of York Newspaper Company and are non-recourse to MediaNews. The Company owns 57.5% of York Newspaper Company.

VII.	In January 1998, the Company entered into a subordinated note purchase agreement pursuant to which it issued a $47.6 million, 9.0% Subordinated Promissory Note (the “Promissory Note”) due January 31, 2010. In June 2003, the Company paid $64.8 million to settle in full the Promissory Note, including all the related accrued interest. The repayment of the Promissory Note was made with proceeds from Term Loan B as previously discussed. While the Promissory Note was paid off, a related option remains outstanding. The option entitles the holder to purchase the assets used in the publication of one of the Company’s newspaper properties, which the option holder can exercise or put to the Company based on a predetermined formula anytime after January 31, 2003. The option repurchase price is currently valued at $14.9 million, and is recorded as a component of other long-term liabilities. If the option were put to the Company, the Company expects to fund the payment with available borrowings from its bank credit facility. As a result, in accordance

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Long-Term Debt (continued)

with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the option repurchase price remains classified in the Company’s balance sheet as long-term. See additional discussion of this option agreement in Note 11: Commitments and Contingencies.

VIII.	The $48.75 million due in fiscal year 2004 on Term Loan A is not included in the current portion of the long-term debt because the Company plans to fund the payments with available borrowings from its bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, these amounts remain classified in the Company’s balance sheet as long-term debt.

     Maturities of long-term debt as of June 30, 2003, for the five fiscal years ending June 30, 2008 and thereafter, are shown below (in thousands).

2004	$2,990
2005	118,812
2006	145,115
2007	121,179
2008	1,444
Thereafter	508,000

$897,540

     Interest paid during the fiscal years ended June 30, 2003, 2002, and 2001 was approximately $64.8 million, $75.6 million and $76.8 million, respectively. An immaterial amount of interest was capitalized during the fiscal year 2003, and no interest was capitalized during fiscal years 2002 and 2001.

     Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company and its subsidiaries totaling approximately $5.7 million as of June 30, 2003.

     The fair market value of the 8.625% Senior Subordinated Notes and the 8.75% Senior Subordinated Notes at June 30, 2003 was approximately $206.0 million and $309.0 million, respectively. The carrying value of the Company’s bank debt, which has interest rates tied to prime or the Eurodollar, approximates the fair value of such financial instruments. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price net of remaining original issue discounts, if applicable.

     At times the Company has entered into interest rate swap agreements to reduce its exposure to the uncertainty of short-term interest rate fluctuations associated with its outstanding bank debt. At June 30, 2003, the Company had no interest rate swap agreements on its variable rate debt. On February 28, 2002, the Company entered into several interest rate swap agreements which expire in January and July 2004, and had a total notional amount of $250.0 million. The agreements swap fixed-rate interest payments for variable interest rate payments based on current pricing. The Company entered into these swaps to mitigate the effects of a protracted and slow economic recovery and to take advantage of the current low interest rates available under a variable rate instrument. Net settlements of the interest rate swap agreements occur semi-annually beginning July 1, 2002 and are recorded as an adjustment to interest expense. The related amount payable to, or receivable from, counterparties is included in other current assets or liabilities. These fixed to variable interest rate swaps do not qualify for hedge accounting, and therefore, changes in their fair value are recognized in other (income) expense, net in the period of change. As a result of marking these derivative instruments to market, a gain of approximately $1.2 million and $3.0 million was recognized in other (income) expense, net for the years ended June 30, 2003 and 2002, respectively. The net cash settlements of these interest rate swap agreements had the effect of decreasing interest expense by $2.6 million for the years ended June 30, 2003, as compared to the prior year when the Company’s interest rate swap agreements had the effect of increasing interest expense by $2.4 million. In August 2002, the Company terminated two of these interest rate swap agreements, reducing the total notional amount to $150.0 million. As a result of monetizing these two interest rate swaps in fiscal year 2003, the Company realized a gain of $0.9 million.

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7: Leases

     The California Newspapers Partnership leases assets under capital leases. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets at June 30, as follows:

	2003	2002

	(In thousands)
Building and equipment	$6,950	$6,934
Accumulated amortization	(3,237)	(3,005)

Assets under capital leases, net	$3,713	$3,929

     The Company and its subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $5.2 million, $4.5 million and $6.2 million for the fiscal years ended June 30, 2003, 2002, and 2001, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows at June 30, 2003:

	Capital	Operating
	Leases	Leases

	(In thousands)
2004	$937	$4,968
2005	937	4,471
2006	933	3,649
2007	931	3,072
2008	931	2,760
Thereafter	10,240	2,532

Total minimum lease payments	14,909	$21,452

Less amount representing interest	(7,895)

Present value of net future lease payments	$7,014

Note 8: Employee Benefit Plans

Pension Plans

     In conjunction with the fiscal year 1998 acquisitions of The Sun in Lowell, Massachusetts and the Daily News in Los Angeles, California, the Company assumed overfunded non-contributory defined benefit pension plans, which covered substantially all the employees at the acquired newspapers. Shortly after the acquisition of Daily News, the Company elected to freeze the plan assumed in conjunction with that acquisition. Accordingly, all current service cost under that plan has been terminated. Participants in the plan assumed in conjunction with the acquisition of The Sun continue to accrue benefits associated with current services, based on years of service and estimated compensation prior to retirement. In December 1997, the Company combined The Sun’s pension plan with the frozen pension plan of its subsidiary, New England Newspapers, Inc.

     The Denver Post sponsors two non-contributory defined benefit pension plans, which cover substantially all its current employees. The plan covering salaried and management employees provides benefits based on employees’ years of service and compensation during the years immediately preceding retirement. The plan covering certain union employees provides benefits of stated amounts based on length of service. The Denver Post also sponsors post-retirement health care and life insurance plans that provide certain union employees and their spouses with varying amounts of subsidized medical coverage upon retirement and, in some instances, continued life insurance benefits until age 65, if the employee retires prior to age 65.

     Due to the formation of DNA on January 23, 2001, obligations related to the employees of The Denver Post who became employees of DNA were transferred to DNA’s pension plans along with an amount of net pension asset actuarially determined to fund the obligation. The Denver Post editorial employees, terminated vested employees and retired employees will continue to be covered by the two non-contributory plans sponsored by The Denver Post as discussed above. The transfer of obligations and related assets occurred during fiscal years 2002 and 2001.

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Employee Benefit Plans (continued)

Pension Plans (continued)

     The Company’s funding policy for all plans is to make the minimum annual contributions required by the Employee Retirement Income Security Act of 1974.

Other Retirement Plans

     The Company and several of its newspaper properties participate in retirement/savings plans, and in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. The majority of the Company’s full-time employees are covered by one of these plans. Total expense for these plans in the fiscal years ended June 30, 2003, 2002, and 2001, was approximately $3.6 million, $2.4 million, and $3.6 million, respectively.

     In March 2003, the Company assumed obligations associated with a post-retirement health care plan that provides certain former Kearns-Tribune, LLC employees with subsidized medical coverage upon retirement in return for a $1.6 million payment from the former owner of Kearns-Tribune, LLC.

Deferred Compensation Plan

     During fiscal year 2003, the Company adopted the non-qualified MediaNews Group Supplemental Executive Retirement Plan, or the “2003 Plan.” This plan has been offered to certain of the Company’s eligible corporate executives. The 2003 Plan allows participants to defer a portion of their compensation, including bonuses if any on a pre-tax basis. There is no Company match on these deferrals; however, the deferrals earn a return based on notional investment elections made by the individual participants. In addition, the Company may at its discretion, elect to make contributions to the participants’ accounts based on a comparison of the Company’s actual profits to budgeted profits during each fiscal year. Any such contribution is subject to vesting, over a period of ten years from the date of participation in the plan. No vesting occurs until the participant has completed three full years in the plan, after which time, the participant is 30% vested; the remaining vesting occurs over a period of seven years at 10% per year.

     In addition to the 2003 Plan, the Company sponsors another non-qualified plan, the “Publisher Plan.” Under the Publisher Plan, certain eligible executives of the Company (principally newspaper publishers) may elect to defer a portion of their compensation, including any bonuses, on a pre-tax basis. The Company matches up to 100% of the deferred bonuses if certain performance criteria are achieved. The Company match is subject to vesting, over a period of ten years from the date of participation in the plan, and is subject to early withdrawal penalties. No vesting occurs until the participant has completed five full years in the plan, after which time, the participant is 50% vested; the remaining vesting occurs over a period of five years at 10% per year. The deferrals earn a return based on notional investment elections made by the individual participants.

     These deferred compensation obligations are recorded in the Company’s consolidated balance sheets as a component of the financial statement line item “Other Liabilities” at the vested value of the deferred compensation plus the applicable return on investment, and amounted to $1.2 million and $2.7 million as of June 30, 2003 and 2002, respectively. The Company in some cases has invested a portion of employee contributions in cash surrender value life insurance policies. The Company’s investments in cash surrender value life insurance policies are recorded in the Company’s consolidated balance sheets as a component of the financial statement line item “Other Assets” and amounted to $0.4 million and $1.5 million as of June 30, 2003 and 2002, respectively. The obligations and related assets decreased in 2003 from 2002 primarily due to certain former publishers cashing out of the Publisher Plan.

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Employee Benefit Plans (continued)

     The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the Company’s pension and other defined benefit plans, as of June 30, 2003 and 2002. The tables also provide the components of net periodic pension cost associated with those plans for fiscal years ended 2003 and 2002.

	Pension Plans		Other Benefits

	2003	2002	2003	2002

	(In thousands, except for assumptions data)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$83,429	$82,111	$2,951	$3,524
Service Cost	947	916	—	—
Interest Cost	5,912	5,958	211	166
Amendments	—	1,271	—	—
Actuarial Loss (Gain)	9,169	(853)	1,333	703
Transfer to Denver Newspaper Agency	—	—	—	(1,167)
Assumption of Kearns-Tribune Post-Retirement Health Plan	—	—	1,526	—
Benefits Paid	(5,625)	(5,974)	(460)	(275)

Benefit Obligation at End of Year	$93,832	$83,429	$5,561	$2,951

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$81,755	$110,778	$—	$—
Actual Return on Plan Assets	1,754	(6,358)	—	—
Company Contributions	60	—	460	275
Transfer to Denver Newspaper Agency	—	(16,691)	—	—
Benefits Paid	(5,625)	(5,974)	(460)	(275)

Fair Value of Plan Assets at End of Year	$77,944	$81,755	$—	$—

Reconciliation of Funded Status
Funded Status	$(15,888)	$(1,674)	$(5,561)	$(2,951)
Unrecognized Net Actuarial Loss	37,442	22,802	1,426	94
Unrecognized Prior Service Cost	4,774	5,232	(2)	(5)

Net Prepaid (Accrued) Cost	$26,328	$26,360	$(4,137)	$(2,862)

Assumptions as of June 30
Discount Rate	6.25%	7.5%	6.25%	7.5%
Expected Return on Plan Assets	9.0%	9.0% - 9.5%	—	—
Rate of Compensation Increase	3.0%	3.0%	—	—
Components of Net Periodic Cost
Service Cost	$947	$916	$—	$—
Interest Cost	5,912	5,958	211	166
Expected Return on Plan Assets	(7,734)	(10,881)	—	—
Amortization of Deferral	458	424	(2)	(34)
Recognized Net Actuarial Gain	508	—	—	—
Settlement and Other Loss	—	3,850	—	—

Net Periodic Cost	$91	$267	$209	$132

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Employee Benefit Plans (continued)

	Pension Plans			Other Benefits

	2003		2002	2003	2002

Amounts of Recognized in the Consolidated Balance Sheets Consist of:
Prepaid Benefit Cost	$24,890		$27,625	$—	$—
Accrued Benefit Cost	(21,270)		(14,761)	(4,137)	(2,862)
Intangible Asset	442		481	—	—
Accumulated Other Comprehensive Loss	22,266	(1)	13,015	—	—

Net Prepaid (Accrued) Cost	$26,328		$26,360	$(4,137)	$(2,862)

Separate Disclosure for Pension Plans with Accumulated Benefit Obligation and Projected Benefit Obligation in Excess of Plan Assets
Projected Benefit Obligation	$55,002		$47,866	N/A	N/A
Accumulated Benefit Obligation	$54,652		$47,633	N/A	N/A
Fair Value of Plan Assets	$38,302		$40,583	N/A	N/A

(1)	The Company’s share of minimum pension liability at one of the Company’s unconsolidated JOAs is included as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheet; however, because the Company does not consolidate the related pension plan, the obligation has been excluded from the table.

     The assumptions used in determining the Company’s pension and postretirement benefit obligation can differ from the actual results. As a result of these differences, as well as other external economic factors, the assumptions used are periodically revised and updated. The differences between actual and assumed experience, and the related changes in assumptions, give rise to actuarial gains and losses in the preceding table, which are recognized over the expected service period of active participants. The majority of the current year differences are related to the expected versus actual return on plan assets and a decrease in the assumed discount rate, which creates a minimum pension liability that is reflected in other comprehensive income.

     Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$18,000	$17,000
Effect on postretirement benefit obligation	$468,079	$407,830

     The July 1, 2003 assumed trend rate for the increases in health care costs for its two post-retirement plans was 11% trending down over five years to an ultimate rate of 5%. The Company’s policy is to fund the cost of providing postretirement health care and life insurance benefits when they are entitled to be received.

Note 9: Income Taxes

     The income tax provision (benefit) for each of the three years ended June 30, 2003, 2002 and 2001, consists of the following:

	2003	2002	2001

	(In thousands)
Current:
State	$553	$1,295	$1,370
Federal	1,112	(4,955)	207
Deferred:
State	7,854	(5,726)	1,682
Federal	17,508	6,904	10,785

Net provision (benefit)	$27,027	$(2,482)	$14,044

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Income Taxes (continued)

     A reconciliation between the actual income tax expense (benefit) for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement income before income taxes for the years ended June 30, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Statutory federal income tax rate	35%	35%	35%
Effect of:
State income tax net of federal benefit	8	(11)	5
Utilization of net operating losses	—	(55)	—
Book/tax basis difference associated with acquisitions and non-deductible acquisition costs	1	7	6
1031 exchange	—	—	(7)
Minority interests	1	(4)	3
Change in valuation allowance	(7)	—	—
Dividends received deduction	(1)	—	(5)
Other, net	2	3	(1)

Financial statement effective tax rate	39%	(25)%	36%

     Components of the long-term deferred tax assets and liabilities as of June 30, 2003 and 2002 are as follows:

	2003	2002

	(In thousands)
Deferred tax assets:
Net operating losses and other credits	$34,676	$45,623
Deferred employee compensation	4,659	3,636
Notes payable	7,227	6,393
Hedging activities	2,340	3,319
Option accrual	4,789	2,322
Other	5,487	5,628

	59,178	66,921
Valuation allowance	(8,684)	(13,325)

Deferred tax assets	50,494	53,596

Deferred tax liabilities:
Fixed assets	16,954	14,197
Intangibles	27,939	22,560
Partnership interests and equity investments	81,797	68,037
Pension assets	1,649	5,092

Deferred tax liabilities	128,339	109,886

Net deferred tax liabilities	$77,845	$56,290

     At June 30, 2003, the Company has approximately $69.3 million of net operating loss carryforwards (NOLs) for federal tax reporting purposes available to offset its future taxable income, which expire in 2019 through 2022 and $0.6 million of alternative minimum tax credit carryforwards. The Company also has approximately $123.4 million of state NOLs and approximately $4.1 million of state tax credits available to offset future state taxable income. The state NOLs expire in 2004 through 2019; the state tax credits expire beginning in 2007.

     The Company projects it will generate taxable income sufficient to utilize substantially all of the net operating loss carryovers before they expire; however, because of several uncertainties surrounding its projections, and the resulting uncertainty as to whether all of the net operating loss carryovers will be used before they expire, the Company has established a valuation allowance

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Income Taxes (continued)

at each period end based upon its estimate of net operating loss and state tax credit carryovers that are more likely than not to expire unused.

     The Company made net state and federal income tax payments of approximately $0.6 million, $0.7 million, and $11.6 million during fiscal years 2003, 2002, and 2001, respectively.

Note 10: Hedging Activities

     Under SFAS No. 133, the Company’s newsprint and its variable to fixed interest rate swap agreements were designated at contract inception as cash flow hedges and recorded at fair value with changes in the value of such contracts, net of income taxes, reported in comprehensive income. The periodic net settlements made under the newsprint swap agreements are reflected in operations in the period the newsprint is consumed. The net settlements made under the variable to fixed interest rate swap agreements are reflected in operations as an adjustment to interest expense over the term of the related swap.

     During the second quarter of fiscal year 2002, the creditworthiness of the counterparty to one of the Company’s newsprint swap agreements, Enron North America Corp. (“Enron”) was downgraded below investment grade; subsequently, Enron filed for bankruptcy and failed to make required payments to the Company under the swap agreement, creating an event of default under the swap agreement. These events caused the Company to notify Enron on February 5, 2002, of its termination of the swap agreement under the early termination provisions of the swap agreement and that the Company believes it has no financial obligations to Enron, based on its calculations pursuant to the terms of the agreement. Enron has acknowledged the termination of the swap agreement and has notified the Company that it disagrees with the Company’s calculation of the amount owing in connection with the termination. In May 2003, Enron filed a lawsuit against the Company in U.S. Bankruptcy Court in the Southern District of New York seeking damages of $16.2 million and declaratory relief related to the termination of the swap. The Company does not agree with Enron’s claims and intends to vigorously defend itself in this matter (See Note 11: Commitments and Contingencies for further discussion). The Company accounted for the early termination of the swap in accordance with SFAS No. 133, which required the Company to record a liability and a charge to comprehensive income to reflect the fair value of the derivative instrument as of the date prior to that which the hedge was deemed ineffective. Since a liquid market for a swap similar to the terminated swap did not exist, the valuation of the swap was based on a discounted cash flow model and projected future newsprint prices. The valuation required significant judgment and was subject to assumptions, most notably estimates of future newsprint prices. The Company terminated the newsprint hedge during the third quarter of fiscal year 2002; however, the Company considers the date at which the hedging instrument became ineffective to be the date Enron filed bankruptcy. The Company discontinued cash flow hedge accounting on the date the hedge instrument was deemed ineffective. As a result of discontinuing hedge accounting, the Company recorded an unrealized loss of $5.7 million (as required by SFAS No. 133) at the date before the hedge became ineffective, which was recorded in other liabilities and other comprehensive income. The unrealized loss is not related to any financial obligation to Enron. The amount in accumulated other comprehensive loss related to this ineffective hedge is being amortized on a straight-line basis and charged to other (income) expense, net over the original term of the swap agreement. Approximately $0.8 million and $0.4 million was reclassified from accumulated other comprehensive loss to earnings for the years ended June 30, 2003 and 2002 related to this terminated swap. The Company expects to reclassify $0.8 million from accumulated other comprehensive loss to other (income) expense, net during fiscal year 2004, related to this ineffective newsprint swap.

     On July 14, 2003, Mirant, the counterparty to the Company’s only other newsprint hedge, declared bankruptcy. As a result, the Company no longer considers the hedge effective due to an invalid counterparty and terminated the swap effective September 5, 2003. The Company considers the date at which the hedging instrument became ineffective to be the date Mirant filed bankruptcy and discontinued hedge accounting at that time. The unrealized loss as of the last date the hedge was determined to be effective will be recorded in accumulated other comprehensive loss and will be amortized on a straight-line basis and charged to other (income) expense, net beginning in fiscal year 2004 and continuing over the original term of the swap agreement.

     See Note 6: Long-Term Debt for further discussion regarding the Company’s interest rate swaps.

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Commitments and Contingencies

Commitments

     Newsprint fixed price contracts are used by the Company from time to time to reduce its exposure to the uncertainty of future newsprint price fluctuations. The Company participates in one fixed price contract, which expires in June 2004. The Company currently has 10,800 metric tons, at an average price of $602 per metric ton, covered by the fixed price contract. The newsprint under the fixed price agreement is all used in the Company’s JOA operations. The Company currently has a contract to purchase 48,000 metric tons a year, at a variable price based on the RISI (Resource Information Systems, Inc.) price index for 30 pound newsprint. This contract expires in December 2009.

     The Denver Post Shareholder Agreement provides Media General and MediaNews with a put and a call option, respectively, on Media General’s 20% interest in The Denver Post Corporation. The put is currently exercisable and expires June 30, 2004. The call option can be exercised by MediaNews beginning July 1, 2004 and expires June 30, 2005. The price of the put and call, if or when they are exercised, is based on the appraised fair market value of the Denver Post Corporation, less Permitted Debt of The Denver Post Corporation as defined in The Denver Post Shareholder Agreement. MediaNews has one year to close on the purchase from the date of any put notice.

     In September 1996, the Company signed a call/put agreement under which YNI can purchase YDR’s interest in YNC or YDR can put its interest in YNC to YNI. The base call and put price is $32.0 million and $25.0 million, respectively, and is adjusted annually based on changes in the consumer price index (not to exceed 2.5%). The call option may be exercised on January 1, 2004 and expires on January 1, 2005. The put may be exercised at any time after the expiration of the call through June 30, 2008. The Company is currently evaluating its option to call YDR’s interest in YNC.

     In fiscal year 1998, in exchange of $2.4 million, the Company granted an option to a third party to purchase substantially all the assets used in the publication of one of the Company’s newspaper properties, which the third party can exercise or put to the Company based on a predetermined formula. The option repurchase price is currently valued at $14.9 million and is recorded as a component of other long-term liabilities. Changes in the estimated option repurchase price are recorded as a component of other (income) expense, net. If the purchase option is put to the Company (the put became exercisable on January 31, 2003 and expires in 2010), the option repurchase price is due and payable in full.

     As part of the employment agreement, one of the Company’s employees has the right, upon termination of his employment under certain circumstances, to put all shares of any class of equity securities he owns to the Company, if the shares have not been registered on a national or international securities exchange. The Company also has the right to call all shares of any class of equity securities this employee owns in the Company, if the employee is terminated under certain circumstances. The price of the put and the call is based on the fair market value of the common stock of MediaNews, excluding any adjustment for minority interest at the time the put or call is exercised. The price payable under the put is equal to a percentage of fair market value, which increases up to 100% on December 31, 2009 (at June 30, 2003, the employee is entitled to 65% of the fair market value). Neither the put nor the call can be exercised if it causes a default under any credit agreement existing at that time. Nor can any stock be put until the Company’s leverage ratio, as defined, is below 3:1. As of June 30, 2003, the employee owns 58,199 shares of MediaNews Class A Common Stock.

Contingencies

     Prior to and since the acquisition of Kearns-Tribune, LLC (“Kearns Tribune”) and The Salt Lake Tribune in January 2001, the Company has been involved in various legal actions with Salt Lake Tribune Publishing Company (“SLTPC”), the holder of an option (the “Option Agreement”) to acquire the Tribune Assets (defined as all of the assets used, held for use or usable in connection with the operation and publication of The Salt Lake Tribune). As of the date of this report, the Company continues to be involved in litigation with SLTPC, primarily concerning the option to purchase the Tribune Assets, the option exercise price, and any damages related to the option exercise. The following is a summary of the ongoing Kearns Tribune litigation:

     On May 31, 2002, the United States District Court for the District of Utah (“District Court”), issued an Order for Summary Judgment ruling that SLTPC held a valid and enforceable option to purchase the Tribune Assets owned by Kearns Tribune. However, the District Court also ruled that one of the key components of the Tribune Assets, stock in the Newspaper Agency Corporation (“NAC”), was subject to an anti-alienation provision contained in a Joint Operating Agreement (“JOA”) between Kearns Tribune and Deseret News Publishing Company (“Deseret Publishing”). The anti-alienation provision precludes the sale, assignment or transfer of

MEDIANEWS GROUP,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Commitments and Contingencies (continued)

Commitments (continued)

the NAC stock by either party to the JOA absent a waiver or modification of the provision. Subsequent to the court ruling, Deseret Publishing notified SLTPC that it would not waive or modify the anti-alienation provision or consent to the sale or transfer of the NAC stock to SLTPC. The District Court certified for immediate appeal to the United States Court of Appeals for the Tenth Circuit the question of whether the anti-alienation provision contained in the Joint Operating Agreement is enforceable, as the District Court held in its Summary Judgment Order, or is instead void as against public policy. The United States Court of Appeals for the Tenth Circuit affirmed the District Court ruling that the stock of the NAC could not be transferred without the consent of Deseret Publishing. However, the Tenth Circuit remanded to the District Court for further proceedings on the issue of whether the Tribune Assets other than the stock of the NAC could be sold and transferred to SLTPC and remedies could be fashioned that addressed an exclusion of the NAC stock from the transfer of the Tribune Assets. Potential remedies identified by the Tenth Circuit included: 1) an order of specific performance transferring all the Tribune Assets that can be transferred without triggering the share transfer restriction; 2) damages to compensate SLTPC for the NAC stock not being transferred; or 3) equitable relief if a damage award would be insufficient to remedy the failure to transfer the NAC stock. In its opinion, the Tenth Circuit also stated that the District Court could avoid equitable relief altogether and simply award damages to SLTPC if it is found that Kearns Tribune is liable for failing to perform under the Option Agreement.

     Subsequent to the Tenth Circuit’s ruling, SLTPC filed a motion for partial summary judgment seeking a ruling that, at the Closing specified in the Option Agreement, the Company is obligated under the Option Agreement to transfer all Tribune Assets except for the NAC stock. On June 25, 2003, the District Court granted this motion. Based upon this ruling, the District Court also reinstated claims by SLTPC against the Company and Deseret Publishing that a 2001 amendment of the JOA interfered with SLTPC’s rights under the Option Agreement. Regarding SLTPC’s exercise of the option, still reserved for trial is the question of whether, in an event those Tribune Assets (excluding the NAC stock) are not transferred, SLTPC is entitled to an order that the Company specifically perform under the Option Agreement and transfer those Tribune Assets, or limited to a damages remedy. Also remaining for decision at trial is the issue of what additional remedies SLTPC might be entitled to if all Tribune Assets except for the NAC stock are transferred. The District Court has indicated its intent that the Closing under the Option Agreement be held prior to the November 3, 2003 trial date.

     Another issue in dispute is the exercise price should SLTPC acquire the Tribune Assets. The terms of the Option Agreement specify an appraisal process for determination of the fair market value of the Tribune Assets. In this appraisal process, each party engaged an appraisal firm to value the Tribune Assets at their fair market value. The Company’s appraisal valued the Tribune Assets at $380.0 million, whereas SLTPC’s appraisal valued the Tribune Assets at $218.0 million. Because the Company’s and SLTPC’s appraisals were more than 10% apart, the appraisers appointed by the Company and SLTPC were required to jointly select a third appraiser. Under the terms of the Option Agreement, the final option purchase price is based on the average of the third appraisal valuation with the closer of the first two appraisals. On June 11, 2003, the third appraiser issued its final report valuing the Tribune Assets at $331.0 million. Since the third appraiser’s valuation is closer to the Company’s appraisal, under the Option Agreement those two appraisals were averaged together for an exercise price of $355.5 million for the Tribune Assets. After the third appraiser’s final report was issued, SLTPC filed a lawsuit in the District Court challenging the valuation performed by the third appraiser and seeking to set aside the third appraisal and the $355.5 exercise price. On August 28, 2003, the District Court dismissed this lawsuit, on the grounds that the appraisal process constituted an arbitration under the Federal Arbitration Act (“FAA”) and that any challenge must therefore be made under the procedures set forth in the FAA. The available grounds for challenging an arbitration under the FAA include fraud, corruption, or bias on the part of the arbitrator, the arbitrator exceeding his powers, or a result that was reached in ‘manifest disregard’ of controlling law. SLTPC has filed a motion seeking under these FAA procedures to set aside the appraisal process and the $355.5 million exercise price; a hearing on the motion is scheduled for September 29, 2003.

     With respect to the November 3, 2003 trial, in addition to the issues regarding the exercise of the option as discussed above, SLTPC’s pending claims against the Company and Kearns Tribune include claims for damages for breach of contract and breach of contractual duties (in the event some or all of the Tribune Assets are not transferred to SLTPC) and for interference with contract (arising out of the amendment of the JOA in 2001). The Company and Kearns Tribune continue to have pending counterclaims against SLTPC which include claims for damages for breaches of contract and interference with contract. Additionally, the Company and Kearns Tribune have pending counter claims for declaratory judgment, but no damage claims against Deseret Publishing. Deseret Publishing has claims against SLTPC for damages, and claims that do not seek damages against the Company and Kearns Tribune as to the meaning and enforceability of the Option, Management and Joint Operating Agreements. As noted above, it is anticipated that if there are any claims, for damages or otherwise, arising out of a Closing prior to trial, those will be included in the November 3 trial.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Commitments and Contingencies (continued)

Commitments (continued)

     In January 2002, certain controlling members of SLTPC filed a separate lawsuit in Colorado State Court in Denver in their individual capacities. The lawsuit names all the same defendants, arises from same underlying facts, and seeks overlapping equitable relief and compensatory and punitive damages as the original federal case filed in Utah in the District Court. The Company and the other defendants filed motions seeking to have this lawsuit dismissed or, in the alternative, stayed pending resolution of the federal action. On February 21, 2002, the Colorado court granted the defendants’ motion to stay the Colorado action until the Utah federal court action has been resolved. In January 2003, the Colorado plaintiffs filed a motion to have the stay lifted, which was denied by the Colorado court. Thus, the Colorado action remains stayed until completion of the Utah case.

     The Company is not in a position at this time to comment on the likely outcome of this litigation. However, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $3.7 million, $3.4 million and $0.6 million, respectively, was recorded in other (income) expense, net for the year ended June 30, 2003, 2002 and 2001, related to the cost of defending these lawsuits. The cost of defending these lawsuits has been and may continue to be substantial.

Other

     In November 2001, one of the Company’s former newsprint vendors brought a lawsuit against the Company seeking damages relating to the Company’s alleged breach of a newsprint agreement between the vendor and the Company. In April 2003, a jury verdict was rendered against the Company for $2.7 million. An accrual for the judgment is included in accrued liabilities and other (income) expense, net. In an effort to avoid appeal, the Company is in settlement discussions with the plaintiff. The Company expects to settle at an amount significantly less than the jury award.

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

Note 12: Related Party Transactions

     MediaNews is party to a consulting agreement, renewable annually, with Mr. Richard B. Scudder, the Chairman of the Board of MediaNews, which requires annual payments of $250,000.

     Since 1996, the Company has advanced to the Singleton Irrevocable Trust funds to pay the premiums on cash surrender value life insurance policies covering Mr. William Dean Singleton, the Vice Chairman of the Board and Chief Executive Officer of MediaNews, and his wife. The Singleton Revocable Trust benefits Mr. Singleton’s children. The amount advanced as of June 30, 2003 and 2002 was $1.5 million and $1.4 million, respectively. No further advances were made subsequent to July 2002. Advances will be repaid when the policy is surrendered or earlier at Mr. Singleton’s option. No interest is charged on these advances.

     MediaNews uses Hughes Hubbard & Reed LLP as one of its legal counsel. Mr. Howell Begle, a board member of MediaNews is Of Counsel to Hughes Hubbard & Reed LLP.

     We entered into a management agreement with the California Newspapers Partnership, providing us with a management fee of 1.25% of revenues and thereby reducing our total corporate overhead, the effect of which is a reduction of the impact minority interest expense has on our consolidated statement of operations.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: Other (Income) Expense, Net

     Included in other (income) expense, net are the following items:

	Years Ended June 30,

	2003	2002	2001

	(In millions)
Estimated option repurchase price	$5.5	$1.8	$0.9
Severance and restructuring	1.0	1.4	0.5
Lawsuit settlement-newsprint vendor	2.7	—	—
Impairment loss	5.7	—	—
Hedging, net	(1.2)	(2.5)	—
Bank fees	0.5	0.7	1.3
Salt Lake ownership litigation	3.7	3.4	0.6
Denver JOA formation and transition costs	—	3.0	7.7
Other	1.6	3.1	2.2

	$19.5	$10.9	$13.2

Exhibit
No.	Description

4.1*	-Form of Indenture dated as of March 16, 1999 (the “Indenture”) between Garden State Newspapers, Inc., as Issuer, and The Bank of New York, as Trustee
4.2*	-Form of Garden State Newspapers, Inc.’s 8-5/8% Senior Subordinated Notes due 2011, Series A (contained in the Indenture filed as Exhibit 4.1)
4.3*	-Form of Garden State Newspapers, Inc.’s 8-5/8% Senior Subordinated Notes due 2011, Series B, the “Exchange Note” (contained in the Indenture filed as Exhibit 4.1)
5.0*	-Opinion of Verner, Liipfert, Bernhard, McPherson & Hand
10.1*	-$350.0 million amended and restated credit agreement dated as of June 30, 1999 among Garden State Newspapers, Inc., the Banks listed therein, the Guarantors listed therein and the various agents listed therein and which is herein referred to as the new credit agreement
10.2*	-Employment Agreement dated March 15, 2000 between MediaNews Services and Joseph J. Lodovic, IV
10.3*	-Employment Agreement dated March 15, 2000, between MediaNews Services and William Dean Singleton
10.4*	-Joint Operating Agreement dated January 13, 1989, among York Daily Record, Inc., York Newspapers, Inc., and The York Newspaper Company
10.5*	-Consulting Agreement dated November 16, 1993, between J. Allan Meath and Garden State Newspapers, Inc.
10.6*	-Asset Purchase Agreement dated July 31, 1995, by and among EPC Holding, Inc., The Eagle Publishing Company, Reformer Publishing Corporation, Middletown Press Publishing Corporation, and Eagle Street Realty Trust, as Sellers, and New England Newspapers, Inc., Brattleboro Publishing Company, Connecticut Newspapers, Inc. and Pittsfield Publications, Inc., as Purchasers
10.7*	-Asset Purchase Agreement dated July 31, 1995, by and among Banner Publishing Corporation and Eagle Street Realty Trust, as Sellers, and New England Newspapers, Inc. and North Eastern Publishing Company, as Purchasers
10.8*	-Asset Purchase Agreement by and among Lowell Sun Publishing Company and Lowell Sun Realty Company (Sellers), Garden State Newspapers, Inc. (Purchaser), and John H. Costello, Jr., Alexander S. Costello, Thomas F. Costello, Charlotte E. LaPierre and Dana Biadi (Guarantors), relating to the Acquisition of The Sun and The Sunday Sun dated July 31, 1997
10.9*	-Asset Purchase and Sale Agreement by and between Tower Media, Inc., as Seller; Jack Kent Cooke Incorporated, as Guarantor; and Garden State Newspapers, Inc., as Purchaser, dated as of December 1, 1997
10.10*	-Indenture dated as of October 1, 1997, between Garden State Newspapers, Inc. and The Bank of New York, as Trustee, for the issuance of up to $300,000,000 of Series A & B 8-3/4% Senior Subordinated Notes due 2009
10.11*	-Subordinated Note Purchase Agreement between Garden State Newspapers, Inc. and Greenco, Inc. dated as of January 30, 1998
10.12*	-Note Purchase Agreement dated February 6, 1998, by and among Garden State Newspapers, Inc. and the Initial Purchasers of $50,000,000 of 8-3/4 Notes due 2009
10.13*	-Purchase Agreement dated March 10, 1999, by and among Garden State Newspapers, Inc. and the Initial Purchasers of $200,000,000 of 8-5/8% Notes due 2011
10.14*	-Partnership Agreement of California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC, Donrey Newspapers LLC, the Sun Company of San Bernardino, California and MediaWest-SBC, Inc. dated March 31, 1999
10.15*	-Contribution Agreement dated March 3, 1999 by and among Garden State Newspapers, Inc., Alameda Newspapers, Inc., V&P Publishing, Inc., Internet Media Publishing, Inc., DR Partners, MediaWest-SBC, Inc. and The Sun Company of San Bernardino, California
10.16*	-Third Amended and Restated Shareholders’ Agreement dated as of June 30, 1999 among the shareholders of Denver Newspapers, Inc.
10.17*	-Tax Agreement dated as of June 30, 1999 among the Shareholders of Denver Newspapers, Inc. (now known as The Denver Post Corporation)
10.18*	-Asset Purchase Agreement dated June 30, 2000 between Penn Jersey Advance, Inc. and MediaNews Group, Inc. and its wholly-owned subsidiaries, Long Beach Publishing Company, Easton Publishing Company, South Jersey Newspapers Company and Internet Media Publishing, Inc.
10.19*	-Asset Purchase Agreement dated as of July 10, 2000 among Thomson Newspapers, Inc., Thomson Newspapers Licensing Corporation, TN Customer Holding LLC and MediaNews Group, Inc.
10.20*	-Asset Purchase Agreement dated as of December 1, 2000, between AT&T Broadband LLC and MediaNews Group, Inc.
10.21*	-Credit Agreement, dated as of May 12, 1999, as Amended and Restated as of January 2, 2001.
10.22*	-Amendment No. 1 dated May 11, 2001, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.

Exhibit
No.	Description

10.23*	-Amendment No. 2 dated December 27, 2001, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.
10.24*	-Amendment No. 3 dated March 17, 2003, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.
10.25*	-Amendment No. 4 dated May 15, 2003, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.
12.1*	-Computation of Ratio Earnings to Fixed Charges
21.1	-Subsidiaries of Registrant
31.1	-Certification of William Dean Singleton
31.2	-Certification of Joseph J. Lodovic, IV
31.3	-Certification of Ronald A. Mayo
32.1	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Previously Filed

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIANEWS GROUP, INC.

Date: September 26, 2003	By:	/S/Ronald A. Mayo

Ronald A. Mayo
Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ Richard B. Scudder (Richard B. Scudder)	Chairman and Director	September 26, 2003

/S/ Jean Scudder (Jean Scudder)	Director	September 26, 2003

/S/ Howell Begle (Howell Begle)	Director	September 26, 2003

/S/ William Dean Singleton (William Dean Singleton)	Vice Chairman, Chief Executive Officer and Director (Chief Executive Officer)	September 26, 2003

/S/ Joseph J. Lodovic, IV (Joseph J. Lodovic, IV)	President	September 26, 2003

/S/ Ronald A. Mayo (Ronald A. Mayo)	Vice President and Chief Financial Officer	September 26, 2003

/S/ Michael J. Koren (Michael J. Koren)	Vice President and Controller (Principal Accounting Officer)	September 26, 2003

Supplemental Information to be Furnished with Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not
Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to our security holders. We will furnish to our security holders an annual report subsequent to this filing.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 30, 2003, 2002 AND 2001

					Balance at
	Balance at	Additions Charged	Net	Acquisitions	End of
	Beginning of Period	to Expense, Net	Deductions	(Dispositions), Net	Period

	(In thousands)
YEAR ENDED JUNE 30, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$10,669	$9,632	$(10,694)	$(214)	$9,393
YEAR ENDED JUNE 30, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$10,923	$10,213	$(10,467)	$—	$10,669
YEAR ENDED JUNE 30, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$9,910	$10,916	$(11,815)	$1,912	$10,923

See notes to consolidated financial statements.

Exhibit
No.	Description

4.1*	-Form of Indenture dated as of March 16, 1999 (the “Indenture”) between Garden State Newspapers, Inc., as Issuer, and The Bank of New York, as Trustee
4.2*	-Form of Garden State Newspapers, Inc.’s 8-5/8% Senior Subordinated Notes due 2011, Series A (contained in the Indenture filed as Exhibit 4.1)
4.3*	-Form of Garden State Newspapers, Inc.’s 8-5/8% Senior Subordinated Notes due 2011, Series B, the “Exchange Note” (contained in the Indenture filed as Exhibit 4.1)
5.0*	-Opinion of Verner, Liipfert, Bernhard, McPherson & Hand
10.1*	-$350.0 million amended and restated credit agreement dated as of June 30, 1999 among Garden State Newspapers, Inc., the Banks listed therein, the Guarantors listed therein and the various agents listed therein and which is herein referred to as the new credit agreement
10.2*	-Employment Agreement dated March 15, 2000 between MediaNews Services and Joseph J. Lodovic, IV
10.3*	-Employment Agreement dated March 15, 2000, between MediaNews Services and William Dean Singleton
10.4*	-Joint Operating Agreement dated January 13, 1989, among York Daily Record, Inc., York Newspapers, Inc., and The York Newspaper Company
10.5*	-Consulting Agreement dated November 16, 1993, between J. Allan Meath and Garden State Newspapers, Inc.
10.6*	-Asset Purchase Agreement dated July 31, 1995, by and among EPC Holding, Inc., The Eagle Publishing Company, Reformer Publishing Corporation, Middletown Press Publishing Corporation, and Eagle Street Realty Trust, as Sellers, and New England Newspapers, Inc., Brattleboro Publishing Company, Connecticut Newspapers, Inc. and Pittsfield Publications, Inc., as Purchasers
10.7*	-Asset Purchase Agreement dated July 31, 1995, by and among Banner Publishing Corporation and Eagle Street Realty Trust, as Sellers, and New England Newspapers, Inc. and North Eastern Publishing Company, as Purchasers
10.8*	-Asset Purchase Agreement by and among Lowell Sun Publishing Company and Lowell Sun Realty Company (Sellers), Garden State Newspapers, Inc. (Purchaser), and John H. Costello, Jr., Alexander S. Costello, Thomas F. Costello, Charlotte E. LaPierre and Dana Biadi (Guarantors), relating to the Acquisition of The Sun and The Sunday Sun dated July 31, 1997
10.9*	-Asset Purchase and Sale Agreement by and between Tower Media, Inc., as Seller; Jack Kent Cooke Incorporated, as Guarantor; and Garden State Newspapers, Inc., as Purchaser, dated as of December 1, 1997
10.10*	-Indenture dated as of October 1, 1997, between Garden State Newspapers, Inc. and The Bank of New York, as Trustee, for the issuance of up to $300,000,000 of Series A & B 8-3/4% Senior Subordinated Notes due 2009
10.11*	-Subordinated Note Purchase Agreement between Garden State Newspapers, Inc. and Greenco, Inc. dated as of January 30, 1998
10.12*	-Note Purchase Agreement dated February 6, 1998, by and among Garden State Newspapers, Inc. and the Initial Purchasers of $50,000,000 of 8-3/4 Notes due 2009
10.13*	-Purchase Agreement dated March 10, 1999, by and among Garden State Newspapers, Inc. and the Initial Purchasers of $200,000,000 of 8-5/8% Notes due 2011
10.14*	-Partnership Agreement of California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC, Donrey Newspapers LLC, the Sun Company of San Bernardino, California and MediaWest-SBC, Inc. dated March 31, 1999
10.15*	-Contribution Agreement dated March 3, 1999 by and among Garden State Newspapers, Inc., Alameda Newspapers, Inc., V&P Publishing, Inc., Internet Media Publishing, Inc., DR Partners, MediaWest-SBC, Inc. and The Sun Company of San Bernardino, California
10.16*	-Third Amended and Restated Shareholders’ Agreement dated as of June 30, 1999 among the shareholders of Denver Newspapers, Inc.
10.17*	-Tax Agreement dated as of June 30, 1999 among the Shareholders of Denver Newspapers, Inc. (now known as The Denver Post Corporation)
10.18*	-Asset Purchase Agreement dated June 30, 2000 between Penn Jersey Advance, Inc. and MediaNews Group, Inc. and its wholly-owned subsidiaries, Long Beach Publishing Company, Easton Publishing Company, South Jersey Newspapers Company and Internet Media Publishing, Inc.
10.19*	-Asset Purchase Agreement dated as of July 10, 2000 among Thomson Newspapers, Inc., Thomson Newspapers Licensing Corporation, TN Customer Holding LLC and MediaNews Group, Inc.
10.20*	-Asset Purchase Agreement dated as of December 1, 2000, between AT&T Broadband LLC and MediaNews Group, Inc.
10.21*	-Credit Agreement, dated as of May 12, 1999, as Amended and Restated as of January 2, 2001.
10.22*	-Amendment No. 1 dated May 11, 2001, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.

Exhibit
No.	Description

10.23*	-Amendment No. 2 dated December 27, 2001, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.
10.24*	-Amendment No. 3 dated March 17, 2003, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.
10.25*	-Amendment No. 4 dated May 15, 2003, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.
12.1*	-Computation of Ratio Earnings to Fixed Charges
21.1	-Subsidiaries of Registrant
31.1	-Certification of William Dean Singleton
31.2	-Certification of Joseph J. Lodovic, IV
31.3	-Certification of Ronald A. Mayo
32.1	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Previously Filed