Form 10-Q
period 2003-09-30
MEDIANEWS GROUP INC
filed 2003-11-07
CIK 918944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2003
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from                     to

Commission File Number 033-75156

MEDIANEWS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or organization)	76-0425553 (I.R.S. Employer Identification Number)

1560 Broadway, Suite 2100 Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

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

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2003

Item No	Page

PART I — FINANCIAL INFORMATION

1	Financial Statements	3
2	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	3
3	Quantitative and Qualitative Disclosure of Market Risk	3
4	Controls and Procedures	3
	PART II — OTHER INFORMATION
1	Legal Proceedings	4
2	Changes in Securities	4
3	Defaults Upon Senior Securities	4
4	Submission of Matters to a Vote of Security Holders	4
5	Other Information	4
6	Exhibits and Reports on Form 8-K	4

PART I

ITEM 1: FINANCIAL STATEMENTS

     The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 6 of this Form 10-Q.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 6 of this Form 10-Q.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 6 of this Form 10-Q.

ITEM 4: CONTROLS AND PROCEDURES

     As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1: LEGAL PROCEEDINGS

     The information required by this item is filed as part of this Form 10-Q as Note 4 of the Notes to Condensed Consolidated Financial Statements. See Index to Financial Information on page 6 of this Form 10-Q.

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

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K

     There were no reports on Form 8-K during the quarter for which this report is filed.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements contained herein and elsewhere in this report are based on current expectations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” “believe,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated and should be viewed with caution. Potential risks and uncertainties that could adversely affect our ability to obtain these results, and in most instances are beyond our control, include, without limitation, the following factors: (a) increased consolidation among major retailers, bankruptcy or other events that may adversely affect business operations of major customers and depress the level of local and national advertising, (b) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising, (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors, (d) increases in newsprint costs over the level anticipated, (e) labor disputes which may cause revenue declines or increased labor costs, (f) acquisitions of new businesses or dispositions of existing businesses, (g) costs or difficulties related to the integration of businesses acquired by us may be greater than expected, (h) increases in interest or financing costs, (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the ongoing evolution of the Internet and (j) other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIANEWS GROUP, INC.

Dated: November 6, 2003	By:	/s/Ronald A. Mayo

Ronald A. Mayo Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	June 30,
ASSETS	2003	2003

	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$6,714	$3,343
Accounts receivable, less allowance for doubtful accounts of $9,470 at September 30, 2003 and $9,393 at June 30, 2003	78,857	80,207
Inventories of newsprint and supplies	14,575	14,314
Prepaid expenses and other assets	8,493	9,122

TOTAL CURRENT ASSETS	108,639	106,986

PROPERTY, PLANT AND EQUIPMENT
Land	38,558	39,954
Buildings and improvements	111,575	111,180
Machinery and equipment	315,482	312,817
Construction and progress	6,415	2,940

TOTAL PROPERTY, PLANT AND EQUIPMENT	472,030	466,891
Less accumulated depreciation and amortization	(171,649)	(165,754)

NET PROPERTY, PLANT AND EQUIPMENT	300,381	301,137

OTHER ASSETS
Investment in unconsolidated JOAs	219,013	221,640
Equity investments	92,251	93,343
Subscriber accounts, less accumulated amortization of $122,704 at September 30, 2003 and $118,572 at June 30, 2003	75,188	79,320
Excess of cost over fair value of net assets acquired	383,642	381,199
Newspaper mastheads	145,781	145,781
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $30,018 at September 30, 2003 and $29,622 at June 30, 2003	4,150	4,547
Other	13,119	14,132

TOTAL OTHER ASSETS	933,144	939,962

TOTAL ASSETS	$1,342,164	$1,348,085

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	June 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2003

	(In thousands, except share data)
CURRENT LIABILITIES
Trade accounts payable	$9,019	$9,894
Accrued liabilities	67,985	66,817
Unearned income	20,279	20,032
Current portion of long-term debt and obligations under capital leases	23,291	3,171

TOTAL CURRENT LIABILITIES	120,574	99,914

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	868,440	901,383

OTHER LIABILITIES	32,803	33,947

DEFERRED INCOME TAXES, NET	80,724	77,845

MINORITY INTEREST	174,451	174,988

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized:
2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	3,631	3,631
Accumulated other comprehensive loss, net of taxes	(18,495)	(19,351)
Retained earnings	82,034	77,726
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	65,172	60,008

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,342,164	$1,348,085

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,

	2003	2002

	(In thousands, except share data)
REVENUES
Advertising	$137,780	$134,819
Circulation	33,471	34,662
Other	13,826	9,838

TOTAL REVENUES	185,077	179,319

INCOME FROM UNCONSOLIDATED JOAS	4,769	4,249

COSTS AND EXPENSES
Cost of sales	58,204	53,101
Selling, general and administrative	90,024	84,896
Depreciation and amortization	10,225	10,076
Interest expense	14,078	16,983
Other (income) expense, net	4,134	(1,709)

TOTAL COSTS AND EXPENSES	176,665	163,347

EQUITY INVESTMENT INCOME, NET	2,172	244

MINORITY INTEREST	(8,161)	(8,466)

INCOME BEFORE INCOME TAXES	7,192	11,999

INCOME TAX EXPENSE	(2,884)	(4,877)

NET INCOME	$4,308	$7,122

NET INCOME PER COMMON SHARE:
Net income per common share	$1.87	$3.10

Weighted average number of shares outstanding	2,298,346	2,298,346

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,

	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,308	$7,122
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,320	11,147
Provision for losses on accounts receivable	2,269	2,451
Amortization of debt discount	249	450
Loss (gain) on sale of assets	84	(652)
Proportionate share of net income from unconsolidated JOAs	(16,182)	(15,045)
Equity investment income, net	(2,172)	(244)
Change in defined benefit plan assets, net of cash contributions	161	(68)
Deferred income tax expense	2,298	4,024
Increase in estimated option repurchase price	(30)	(569)
Minority interest	8,161	8,466
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	565	327
Unrealized loss (gain) on interest rate swaps	869	(2,413)
Change in operating assets and liabilities	(2,404)	(5,501)

NET CASH FLOWS FROM OPERATING ACTIVITIES	9,496	9,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from unconsolidated JOAs	18,065	16,656
Distributions from equity investments	3,314	441
Investments in equity investments	(50)	(500)
Business acquisitions	(193)	—
Capital expenditures	(5,776)	(3,154)
Proceeds from the sale of assets	1,352	275

NET CASH FLOWS FROM INVESTING ACTIVITIES	16,712	13,718

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	11,900	15,700
Reduction of long-term debt and other liabilities	(26,038)	(27,368)
Distributions paid to minority interest	(8,699)	(7,006)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(22,837)	(18,674)

INCREASE IN CASH AND CASH EQUIVALENTS	3,371	4,539

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,343	2,029

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,714	$6,568

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: Significant Accounting Policies and Other Matters

Basis of Quarterly Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2004.

Joint Operating Agencies

     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at the individual newspapers, which are party to a joint operating agreement continue to be separate and outside of the related JOA. The Company, through its subsidiaries, York Newspapers, Inc., Charleston Publishing Company, Kearns-Tribune, LLC, and The Denver Post Corporation, participates in JOAs in York, Pennsylvania, Charleston, West Virginia, Salt Lake City, Utah, and Denver, Colorado, respectively. The editorial and related expenses of The Denver Post, The Salt Lake Tribune and York Dispatch are incurred by the Company outside the related JOA. The Charleston JOA, on the other hand, accounts for and pays the editorial expenses for both newspapers within the JOA. The Company controls the York JOA and accordingly consolidates its results. However, the editorial costs associated with the York Daily Record, the other newspaper in the York JOA, which are the responsibility of the JOA’s minority partner, are not included in our results.

     In July 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-1, Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures (“EITF 00-1”), effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. Prior to adoption of EITF 00-1, the Company accounted for all of its JOA operations using the pro-rata consolidation method. The Company discontinued pro-rata consolidation upon adoption of EITF 00-1, effective June 30, 2000. Currently, and for all periods presented, the operating results from the Company’s unconsolidated JOAs are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	The Company’s proportionate share of net income from JOAs;
•	The amortization of subscriber lists as the subscriber lists are attributable to the Company’s earnings in the JOAs; and
•	Editorial costs, miscellaneous publishing revenue, and other charges incurred by the Company’s subsidiaries directly attributable to the JOAs providing editorial content and news for the Company’s newspapers published by the JOAs.

     Investments in unconsolidated JOAs are included in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs,” for the JOAs the Company does not control. (See Note 3: Joint Operating Agencies for further discussion.)

Reclassifications

     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

Guarantees

     Through its wholly-owned subsidiary, Kearns-Tribune, LLC, the Company owns a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and is also a guarantor, on a several basis, on 6.0% of up to $125.0 million of Ponderay’s credit facility, which is due April 12, 2006. In accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), the Company has no amounts related to the guarantee recorded in its September 30, 2003 financial statements because the guarantee

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: Significant Accounting Policies and Other Matters (continued)

existed prior to and has not been modified since December 31, 2002. The guarantee arose from Ponderay’s April 12, 2000 amended and restated credit agreement that replaced a previous credit facility which had been used to finance the construction of its newsprint mill. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time the Company could be liable for its portion of the guarantee. At September 30, 2003, the Company’s share of the guarantee is $6.4 million. The debt is collateralized by a deed of trust on Ponderay’s real property and a mortgage on all of Ponderay’s other assets.

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

Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to only certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities that existed prior to February 1, 2003, the effective date of FIN No. 46 for non-public entities is the end of the first annual reporting period beginning after June 15, 2003, which for the Company is June 30, 2004. The Company’s preliminary assessment indicates that FIN No. 46 will not have a material impact on its financial position or results of operations; however, the Company continues to re-evaluate its assessment based on ongoing guidance.

     Effective July 1, 2003, the Company adopted FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), except for the provisions regarding non-controlling interests in limited-life subsidiaries. The provisions of SFAS No. 150 related to non-controlling interests in limited-life subsidiaries has been deferred by FASB for an indefinite period. The Company will evaluate the impact of the provisions related to non-controlling interests in limited-life subsidiaries when the provisions are finalized. Adoption of the other provisions of SFAS No. 150 on July 1, 2003 did not impact the Company’s financial position or results of operations.

NOTE 2: Comprehensive Income

     The Company’s comprehensive income consisted of the following:

	Three Months Ended September 30,

	2003	2002

	(In thousands)

Net income	$4,308	$7,122
Unrealized gain on hedging activities, net of tax	291	949
Unrealized loss on newsprint and interest rate hedging activities, reclassified to earnings, net of tax	565	327

Comprehensive income	$5,164	$8,398

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: Joint Operating Agencies

     On January 23, 2001, MediaNews Group and E.W. Scripps Company (“Scripps”), owner of the Rocky Mountain News, completed the formation of the Denver Newspaper Agency (“DNA” or the “Denver JOA”), a partnership, under the terms of a joint operating agreement. Upon formation of DNA, MediaNews and Scripps each contributed substantially all of their operating assets used in the publication of The Denver Post and the Rocky Mountain News to DNA, while each maintained editorial control and responsibility for news and editorial costs for each of their respective newspapers. In addition to the Company’s proportionate share of income from DNA, the editorial costs, publishing related revenues, depreciation of editorial assets owned outside of the JOA, and other direct costs of The Denver Post are included in the line item “Income from Unconsolidated JOAs.”

     MediaNews’ subsidiary, Kearns-Tribune, LLC, owns the masthead of The Salt Lake Tribune and a 50% ownership interest in the Newspaper Agency Corporation (“NAC” or the “Salt Lake JOA”). NAC is the managing entity of the JOA agreement between Kearns-Tribune, LLC and the Deseret News Publishing Company. Under the terms of this JOA agreement, NAC is responsible for performing all the business functions of The Salt Lake Tribune and the Deseret Morning News, including advertising and circulation sales, production and distribution; however, NAC does not own any of the fixed assets used in its operations. Instead, each partner owns the fixed assets used in the operations of NAC as tenants in common, outside of the JOA. Therefore, the related depreciation expense is also recorded outside of the JOA. News and editorial costs related to The Salt Lake Tribune are performed separately from NAC and are the sole responsibility of Kearns-Tribune, LLC. While Kearns-Tribune, LLC owns 50% of NAC, net income of NAC is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company in part because The Salt Lake Tribune has greater circulation than the Deseret Morning News, and therefore is responsible for a greater portion of the operating cash flows generated by the Salt Lake JOA. The Company records its proportionate share of the results of NAC along with the operations of Kearns-Tribune, LLC, consisting principally of editorial costs, publishing related revenues, amortization of intangibles, depreciation of fixed assets, and other direct costs of The Salt Lake Tribune, in the line item “Income from Unconsolidated JOAs.”

     Charleston Publishing Company, a wholly-owned subsidiary of MediaNews, owns a 50% interest in Charleston Newspapers (“Charleston JOA”), which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening) six days a week and the Sunday Gazette-Mail, under the terms of a JOA agreement. Charleston Publishing Company also owns the rights to the masthead of the Charleston Daily Mail. The managerial responsibility for the news and editorial functions is completely separate from the JOA; accordingly, the Company is responsible for the news and editorial content of the Charleston Daily Mail. However, related editorial expenses are incurred and paid within the Charleston JOA. As a result, all editorial expenses of the Charleston JOA publications are included in the Company’s proportionate share of income from Charleston Newspapers, which is included in “Income from Unconsolidated JOAs.” Amortization of intangibles and other direct costs associated with the JOA incurred by Charleston Publishing Company are also included in “Income from Unconsolidated JOAs.”

     York Newspapers, Inc. (“YNI”), a wholly-owned consolidated subsidiary of MediaNews, participates in a JOA, the York Newspaper Company (“YNC”), with York Daily Record, Inc. (“YDR”), under which YNC is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. YNC publishes The York Dispatch, a daily evening paper, the York Daily Record, a daily morning paper, and the York Sunday News. YNI has a 57.5% interest in YNC and is the controlling partner. The operations of YNC are consolidated with those of the Company, with a minority interest reflected for YDR’s interest in YNC. The operating results of YNC do not include the editorial costs, incurred outside of the JOA associated with the publication of the York Daily Record, which is not owned by the Company.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: Joint Operating Agencies (continued)

     The following table presents the summarized results of the Company’s unconsolidated JOAs, on a combined basis. NAC data has been presented separately because, as of June 30, 2003, it was a significant subsidiary of the Company as defined by Rule 3-09 of Regulation S-X. The NAC and Other Unconsolidated JOA information is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail are included in the line “Associated Revenues and Expenses.” The minority interest associated with The Denver Post has not been reflected in the tables below.

	Three Months Ended September 30, 2003

				Total Income
	Newspaper	Other	Associated	from
	Agency	Unconsolidated	Revenues	Unconsolidated
	Corporation	JOAs	and Expenses	JOAs

	(In thousands)
Income Statement Data:
Total revenues	$33,213	$113,222	$132

Cost of sales	7,445	37,799	8,028
Selling, general and administrative	12,312	53,056	2,241
Depreciation and amortization	—	5,407	1,095
Other	2	284	181

Total costs and expenses	19,759	96,546	11,545

Net income (loss)	13,454	16,676	(11,413)
Partners’ share of income from unconsolidated JOAs	(5,610)	(8,338)	—

Income from unconsolidated JOAs	$7,844	$8,338	$(11,413)	$4,769

	Three Months Ended September 30, 2002

				Total Income
	Newspaper	Other	Associated	From
	Agency	Unconsolidated	Revenues	Unconsolidated
	Corporation	JOAs	and Expenses	JOAs

	(In thousands)
Income Statement Data:
Total revenues	$30,781	$112,966	$230

Cost of sales	6,758	38,292	7,690
Selling, general and administrative	11,397	52,032	2,090
Depreciation and amortization	—	6,799	1,071
Other	50	389	175

Total costs and expenses	18,205	97,512	11,026

Net income (loss)	12,576	15,454	(10,796)
Partners’ share of income from unconsolidated JOAs	(5,258)	(7,727)	—

Income from unconsolidated JOAs	$7,318	$7,727	$(10,796)	$4,249

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4: Contingent Matters

     MediaNews and Salt Lake Tribune Publishing Company (“SLTPC”) continue to be involved in litigation over SLTPC’s option to acquire the assets used in connection with the operation and publication of The Salt Lake Tribune. Since our report on Form 10-K for the year ended June 30, 2003, there have been several developments in this litigation as follows:

•	On October 2, 2003, the United States District Court for the District of Utah (“District Court”) denied SLTPC’s motion to set aside the appraisal process and the resulting option exercise price, and vacated a stay issued on the closing period in July 2003. The District Court set a closing date of October 10, 2003 for SLTPC to exercise its option.
•	On October 9, 2003 counsel for SLTPC sent a letter to counsel for MediaNews notifying the Company that SLTPC would not pay the $355.5 million option exercise price, and raised additional objections to the proposed closing documentation. Accordingly, no closing occurred on October 10, 2003, and the option has now expired, assuming the option exercise price is upheld in the Tenth Circuit (see below).
•	In a stipulation filed on October 17, 2003, which remains subject to the approval of the District Court, MediaNews, Deseret News Publishing Company and SLTPC agreed to a stay and administrative closure of the main action, pending resolution of SLTPC’s appeals (discussed below) of various issues related to the appraisal process and the option exercise price. Prior to the filing of this stipulation, on October 14, 2003, the District Court had vacated the November 3, 2003 trial date in the main litigation in light of SLTPC’s plans to appeal the appraisal and price related issues. All parties’ claims may be reinstated subsequent to SLTPC’s appeal if the parties choose. At this point, a stay of the main litigation would not include the Company’s declaratory judgment action pending before the District Court, which seeks a ruling that the individuals who control SLTPC do not have any rights as individuals (separate from their corporate entity, SLTPC) to purchase or otherwise acquire the Tribune Assets. In that case, the parties await the decision of the District Court as to motions to dismiss filed by the defendants.
•	SLTPC has filed notices of appeal with the United States Court of Appeals for the Tenth Circuit seeking to overturn the District Court’s decisions that the appraisal process constituted an arbitration under the Federal Arbitration Act (“FAA”), that any challenge of the $355.5 million option exercise price must be made under the procedures set forth in the FAA, and that SLTPC had not stated sufficient grounds under the FAA to overturn the $355.5 million option exercise price.

     The Company is not in a position at this time to comment on the likely outcome of this litigation. However, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $1.0 million and $0.8 million was recorded in other (income) expense, net for the three months ended September 30, 2003 and 2002, respectively, related to the cost of defending these lawsuits. The cost of defending these lawsuits has been and may continue to be substantial.

Other

     MediaNews sent a notice terminating its newsprint swap agreement with Mirant Americas Energy Marketing, LP (“Mirant Corporation” or “Mirant”) effective September 5, 2003. In October 2003, Mirant filed a lawsuit in U.S. Bankruptcy Court for the Northern District of Texas against the Company seeking enforcement of an automatic stay prohibiting the Company from terminating its swap agreement, seeking to hold MediaNews in civil contempt of the automatic stay provision of the bankruptcy code, seeking to assess sanctions, and seeking declaratory relief. MediaNews does not agree with Mirant’s claims and intends to vigorously defend itself in this matter. MediaNews has not recorded any liability associated with the termination of this swap, except as required by SFAS No. 133, at the time the swap was deemed to be an ineffective hedge.

     In November 2003, the Company tentatively agreed to settle its lawsuit with Enron North American Corp. Settlement under the tentative agreement will not have a material impact on the financial condition or results of operations of the Company.

     There have been no material changes in the other contingent matters discussed in Note 11: Commitments and Contingencies of the Company’s annual report on Form 10-K for the year ended June 30, 2003.

NOTE 5: Contingent Consideration — Purchase of Original Apartment Magazine

     In conjunction with the Company’s October 1, 2002 purchase of the Original Apartment Magazine, the seller is eligible to receive an additional earnout of up to $6.0 million dependent on future operating performance. As of September 30, 2003, the seller earned

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5: Contingent Consideration — Purchase of Original Apartment Magazine (continued)

$2.3 million of the earnout, which is expected to be paid in December 2003. At September 30, 2003, the Company has recorded the earned amount under the earnout as an adjustment to goodwill.

NOTE 6: Long-Term Debt

     The current portion of long-term debt and capital leases as of September 30, 2003 has increased since June 30, 2003, due primarily to the net effect of amortization of Term Loan A and reductions of availability under the Company’s credit facility. As a result, amounts the Company previously expected to refinance with long-term debt were reclassified from long-term to current at September 30, 2003. At September 30, 2003, the Company has $38.0 million of short-term obligations classified as long-term, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, as the Company plans to fund these amounts with available long-term borrowings from its credit facility.

     On November 4, 2003, the Company commenced a cash tender offer and consent solicitation (the “Offer”) for any and all of its $300.0 million aggregate principal amount 8.75% Senior Subordinated Notes due 2009, Series B (the “Notes”). The Offer is subject to the satisfaction of certain conditions, including our receipt of tenders of Notes representing a majority of the aggregate principal amount of the Notes outstanding, and the completion of a debt financing on terms acceptable to the Company in an amount sufficient to consummate the Offer. There can be no assurance, however, that the Company will be successful in obtaining the financing necessary to consummate the Offer.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Results

     We have provided below certain summary historical financial data for the three months ended September 30, 2003 and 2002, including the percentage change between quarters. For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

	Summary Historical Financial Data

	Three Months Ended September 30,

	2003	2002	2003 vs. 2002

	(Dollars in thousands)
INCOME STATEMENT DATA
Total Revenues	$185,077	$179,319	3.2%

Income from Unconsolidated JOAs	4,769	4,249	12.2

Cost of Sales	58,204	53,101	9.6
Selling, General and Administrative	90,024	84,896	6.0
Depreciation and Amortization	10,225	10,076	1.5
Interest Expense	14,078	16,983	(17.1)
Other (Income) Expense, Net	4,134	(1,709)	(c )

Total Costs and Expenses	176,665	163,347	8.2

Equity Investment Income, Net	2,172	244	(c )

Minority Interest	(8,161)	(8,466)	(3.6)

Net Income	4,308	7,122	(39.5)

CASH FLOW DATA
Cash Flows from:
Operating Activities	$9,496	$9,495	—%
Investing Activities	16,712	13,718	21.8
Financing Activities	(22,837)	(18,674)	22.3

NON-GAAP FINANCIAL DATA(a)
Adjusted EBITDA	$36,849	$41,322	(10.8)%
Minority Interest in Adjusted EBITDA	(11,275)	(11,450)	(1.5)
Combined Adjusted EBITDA of Unconsolidated JOAs	8,892	9,119	(2.5)
Distributions from Texas-New Mexico Newspapers Partnership(b)	2,796	—	(c )

Adjusted EBITDA Available to Company	$37,262	$38,991	(4.4)%

See footnotes on the following page.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following table is provided to reconcile Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (non-GAAP measure). In addition, see footnotes (a), (b), (c), and (d) below for a description of the non-GAAP measures presented in the table below and on the previous page.

	Three Months Ended September 30,

	2003	2002

	(In thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$9,496	$9,495

Net Change in Operating Assets and Liabilities	2,404	5,501
Interest Expense	14,078	16,983
Bad Debt Expense	(2,269)	(2,451)
Pension Income (Expense), Net of Cash Contributions	(161)	68
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(d)	11,413	10,796
Net Cash Related to Other (Income), Expense	1,888	930

Adjusted EBITDA	36,849	41,322
Minority Interest in Adjusted EBITDA	(11,275)	(11,450)
Combined Adjusted EBITDA of Unconsolidated JOAs	8,892	9,119
Distributions from Texas-New Mexico Newspapers Partnership(b)	2,796	—

Adjusted EBITDA Available to Company	$37,262	$38,991

(footnotes from preceding page and the table above)

(a)	Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, York Newspaper Company and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by Distributions from the Texas-New Mexico Newspapers Partnership (see footnote b).

(b)	The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make monthly distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). These distributions have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations.

(c)	Not meaningful.

(d)	Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail. See Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of this adjustment.

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

     In the table below, we have presented the results of operations of our JOAs using pro-rata consolidation. Our JOAs include York Newspaper Company, Charleston Newspapers, Denver Newspaper Agency, and the Newspaper Agency Corporation (Salt Lake City). See Notes 1 and 3 to the condensed consolidated financial statements for additional discussion of the GAAP accounting for our JOAs. For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11
OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Supplemental Non-GAAP Financial Data

	Three Months Ended September 30,

	2003	2002	2003 vs. 2002

	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA
Total Revenues	$256,573	$249,646	2.8%

Cost of Sales	88,487	83,038	6.6
Selling, General and Administrative	124,313	118,138	5.2
Depreciation and Amortization	13,878	14,410	(3.7)
Interest Expense	14,129	17,040	(17.1)
Other (Income) Expense, Net	4,444	(1,417)	(c )

Total Costs and Expenses	245,251	231,209	6.1

Minority Interest	(6,302)	(6,683)	(5.7)

Net Income	4,308	7,122	(39.5)

CASH FLOW DATA (GAAP BASIS)
Cash Flows from:
Operating Activities	$9,496	$9,495	—%
Investing Activities	16,712	13,718	21.8
Financial Activities	(22,837)	(18,674)	22.3

PRO-RATA OTHER DATA(e)
Adjusted EBITDA	$43,773	$48,470	(9.7)%
Minority Interest in Adjusted EBITDA	(9,307)	(9,479)	(1.8)
Distributions from Texas-New Mexico Newspapers Partnership	2,796	—	(c )

Adjusted EBITDA Available to Company	$37,262	$38,991	(4.4)%

See footnotes on the following two pages.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following table is provided to reconcile the summary Income Statement Data presented on a historical GAAP basis to the Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. See footnotes (1) and (2) below for a description of the adjustments. See footnote (a) on page 18 for a description of our method of calculating Adjusted EBITDA. All amounts below are shown in thousands.

	Three Months Ended September 30, 2003

		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented	Minority Interest	Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis

Total Revenues	$185,077	$(4,551)	$76,047	$256,573

Income from Unconsolidated JOAs	4,769	—	(4,769)	—

Cost of Sales	58,204	(962)	31,245	88,487
Selling, General and Administrative	90,024	(1,621)	35,910	124,313
Depreciation and Amortization	10,225	(145)	3,798	13,878
Interest Expense	14,078	(25)	76	14,129
Other (Income) Expense, Net	4,134	61	249	4,444

Total Costs and Expenses	176,665	(2,692)	71,278	245,251

Minority Interest	(8,161)	1,859	—	(6,302)

Net Income	4,308	—	—	4,308

Adjusted EBITDA	$36,849	$(1,968)	$8,892	$43,773

	Three Months Ended September 30, 2002

		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented	Minority Interest	Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis

Total Revenues	$179,319	$(4,264)	$74,591	$249,646

Income from Unconsolidated JOAs	4,249	—	(4,249)	—

Cost of Sales	53,101	(819)	30,756	83,038
Selling, General and Administrative	84,896	(1,474)	34,716	118,138
Depreciation and Amortization	10,076	(136)	4,470	14,410
Interest Expense	16,983	(26)	83	17,040
Other (Income) Expense, Net	(1,709)	(25)	317	(1,417)

Total Costs and Expenses	163,347	(2,480)	70,342	231,209

Minority Interest	(8,466)	1,783	—	(6,683)

Net Income	7,122	—	—	7,122

Adjusted EBITDA	$41,322	$(1,971)	$9,119	$48,470

(1)	The York Newspaper Company JOA minority partner’s 42.5% share is eliminated from the individual line items with a corresponding adjustment to GAAP minority interest. The difference between the minority interest adjustment provided in the reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidated basis (non-GAAP measure) and the pro-rata minority interest adjustment above is that certain items (Depreciation and Amortization, Interest Expense and Other (Income) Expense, Net) are excluded from Minority Interest in Adjusted EBITDA.

(2)	The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs. Our interest in the earnings of Newspaper Agency Corporation (Salt Lake City) is 58%, while our interests in Denver Newspaper Agency and Charleston Newspapers are 50%. This adjustment also includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail. See Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following table is provided to reconcile Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidated basis (non-GAAP measure). In addition, see footnotes (a), (b), (c), (d) on page 18 and (e) and (f) below for a description of the non-GAAP measures presented in the table below and on page 19.

	Three Months Ended September 30,

	2003	2002

	(In thousands)
NON-GAAP FINANCIAL DATA(e)
Cash Flows from Operating Activities (GAAP measure)	$9,496	$9,495

Net Change in Operating Assets and Liabilities	2,404	5,501
Interest Expense	14,078	16,983
Bad Debt Expense	(2,269)	(2,451)
Pension Income (Expense), Net of Cash Contributions	(161)	68
Net Cash Related to Other (Income), Expense	1,888	930
Combined Adjusted EBITDA of Unconsolidated JOAs(f)	8,892	9,119
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the JOAs(d)	11,413	10,796
Minority Interest in Adjusted EBITDA of York Newspaper Company	(1,968)	(1,971)

Adjusted EBITDA	43,773	48,470
Minority Interest in Adjusted EBITDA	(9,307)	(9,479)
Distributions from Texas-New Mexico Newspapers Partnership	2,796	—

Adjusted EBITDA Available to Company	$37,262	$38,991

(e)	See footnote (a) on page 18 for discussion of Adjusted EBITDA, Distributions from Texas-New Mexico Newspapers Partnership and Adjusted EBITDA Available to Company. The Minority Interest in Adjusted EBITDA shown is the same as described in footnote (a) on page 18 except that Minority Interest in Adjusted EBITDA on a pro-rata basis includes only the minority interest in Adjusted EBITDA of the California Newspapers Partnership and The Denver Post Corporation, as pro-rata consolidation factors out the minority interest associated with York Newspaper Company.

(f)	Combined Adjusted EBITDA of Unconsolidated JOAs is calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column in the Income Statement data reconciliation on the preceding page.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Critical Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions. We use estimates, based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates. Critical accounting policies for us include revenue recognition; accounts receivable allowances; recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates; pension and retiree medical benefits, which require the use of various estimates concerning the work force, interest rates, plan investment return, and involve the use of advice from consulting actuaries. Our accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuations of deferred tax assets. The notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2003 contain a more complete discussion of our significant accounting policies.

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

     Our investments in unconsolidated JOAs are included in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs,” for the JOAs we do not control. The operating results of our unconsolidated JOAs are reported as a single net amount, in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	Our proportionate share of net income from JOAs;
•	The amortization of subscriber lists created by the original purchase by us of the JOA interest as the subscriber lists are attributable to our earnings in the JOAs; and
•	Editorial costs, miscellaneous publishing revenue, and other charges incurred by our wholly-owned subsidiaries directly attributable to providing editorial content and news for our newspapers published by the JOAs.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Certain transactions in fiscal year 2003 had an impact on the comparisons of our results for the three months ended September 30, 2003 and 2002. Acquisition transactions that affect comparisons include the California Newspapers Partnership’s October 1, 2002 purchases of The Reporter in Vacaville, California and the Original Apartment Magazine in southern California and the January 31, 2003 purchase of the Paradise Post in Paradise, California. In addition to the acquisition transactions described, comparisons between the quarters ended September 30, 2003 and 2002 are also affected by the formation of the Texas-New Mexico Newspapers Partnership effective March 3, 2003, after which we no longer consolidate the results of the New Mexico newspaper properties that we contributed to the partnership. Our investment in the Texas-New Mexico Newspapers Partnership is accounted for under the equity method of accounting and the partnership’s results are included in “Equity Investment Income, Net.”

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

Revenues

     Revenues for the quarter ended September 30, 2003 were $185.1 million as compared to $179.3 million for the same quarter of fiscal year 2003. The change represents an increase of $5.8 million, or 3.2%. The aforementioned transactions in fiscal year 2003 had the net impact of increasing reported revenues by $3.4 million for the quarter ended September 30, 2003, as compared to the same

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (continued)

period in prior year. On a same newspaper basis (after adjusting for the aforementioned fiscal year 2003 transactions), the following changes occurred between the three months ended September 30, 2003 and 2002:

     Advertising Revenues. Advertising revenues increased by approximately 1.1%. The slight increase in advertising revenue was due principally to increases in national (15.5%) and preprint (11.1%) advertising, offset in part by a 4.9% decrease in classified advertising. Classified employment advertising continues to experience declines, principally in our San Francisco Bay Area market, due to the economic slowdown that has been experienced throughout the United States. We also experienced small declines in classified automotive.

     Circulation Revenues. Circulation revenues decreased by 1.8% as we have continued to grow circulation in a slow economy by offering greater pricing options to acquire new readers.

     Other Revenues. Other revenues increased 15.9% in part due to our obtaining new commercial printing contracts in northern California. Also contributing to the increase were revenues from our Internet operation, which increased 33.0% or $1.0 million as a result of the continued strong market acceptance of the combined print and online packages that we offer to our advertisers and our online employment category.

Income from Unconsolidated JOAs

     Income from unconsolidated JOAs represents (1) our share of the net income from our unconsolidated JOA operations, which as of September 30, 2003 and 2002 includes Charleston Newspapers, the Denver Newspaper Agency (“DNA”), and the Newspaper Agency Corporation (“NAC”) in Salt Lake City; (2) the amortization of subscriber lists created by the original purchase by us; and (3) editorial costs, miscellaneous publishing revenue and other charges incurred by our subsidiaries that were directly attributable to providing editorial content and news for our newspapers published by the JOAs. Income from unconsolidated JOAs for the quarters ended September 30, 2003 and 2002 was $4.8 million and $4.2 million, respectively. The $0.6 million increase was due primarily to the improved results at the Denver Newspaper Agency and the Newspaper Agency Corporation during the first quarter of fiscal year 2004 compared to the same period of fiscal year 2003. The improved results at the Denver Newspaper Agency and the Newspaper Agency Corporation were partially offset by a small decline in results at Charleston Newspapers.

Cost of Sales

     Cost of sales for the quarter ended September 30, 2003 were $58.2 million as compared to $53.1 million for the same quarter of fiscal year 2003. The change represents an increase of $5.1 million or 9.6%. The aforementioned transactions in fiscal year 2003 had the net impact of increasing cost of sales by $2.0 million for the quarter ended September 30, 2003, as compared to the same period in prior year. Excluding the aforementioned transactions, cost of sales increased 6.1%. The increase was due in part to an increase in newsprint consumption (7.9%) during the first quarter of fiscal year 2004, as compared to the first quarter of fiscal year 2003. Also contributing to the increase was a 10.1% increase in our average price per metric ton of newsprint consumed. Our average price was approximately $468 per metric ton during the first quarter of fiscal year 2004 as compared to $425 for the same period in fiscal year 2003.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expense for the quarter ended September 30, 2003 was $90.0 million as compared to $84.9 million for the same quarter of fiscal year 2003. The change represents an increase of $5.1 million, or 6.0%. The aforementioned transactions in fiscal year 2003 had the net impact of increasing SG&A by $2.5 million for the quarter ended September 30, 2003, as compared to the same period in prior year. Excluding the aforementioned transactions, SG&A increased 3.1%.

     The increase in SG&A expense was in part the result of increased costs associated with the growth experienced in our Internet operations, increased benefit costs, including health insurance, pension expense, and 401(k) matching benefits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (continued)

Interest Expense

     Interest expense for the quarter ended September 30, 2003 was $14.1 million as compared to $17.0 million for the same quarter of fiscal year 2003. The change represents a decrease of $2.9 million, or 17.1%. The decrease was the result of a $60.0 million, or 6.3% decrease in average debt outstanding due to debt paydowns, net of acquisitions, in fiscal year 2003, and continued paydowns in fiscal year 2004. The decrease in interest expense was also the result of a 79 basis point reduction in weighted average cost of debt in fiscal year 2004 compared to fiscal year 2003, primarily associated with lower short-term interest rates and refinancing the 9.0% Subordinated Promissory Note with a bank term loan, as was more fully described in our June 30, 2003 annual report on Form 10-K. Interest expense was also impacted by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $0.9 million and $0.5 million in the first quarter of fiscal years 2004 and 2003, respectively.

Other (Income) Expense, Net

     Other (income) expense, net for the quarter ended September 30, 2003 was $4.1 million as compared to $(1.7) million for the same quarter of fiscal year 2003. We include in other (income) expense, net costs which were not related to ongoing operations. The charges incurred during the first quarter of fiscal year 2004 related to litigation expense of $1.0 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.2 million related to the ongoing accretion of the cost to repurchase an option held by a third party to acquire one of our newspapers, $0.7 million in costs associated with our unsuccessful bid for Freedom Communications, Inc., $1.8 million related to hedging activities, which did not qualify for hedge accounting under SFAS No. 133 and a net $0.4 million for various other costs not related to ongoing operations. The primary change in other (income) expense, net for the quarter ended September 30, 2003 as compared to the same period in prior year, was related to hedging activities, which did not qualify for hedge accounting under SFAS No. 133. For the quarter ended, September 30, 2002, hedging activities resulted in income of $3.1 million.

Net Income (Loss)

     We reported net income for the quarter ended September 30, 2003 of $4.3 million as compared to net income of $7.1 million for the same quarter of fiscal year 2003. In addition to the changes described above, net income was impacted by a $1.9 million improvement in year over year equity investment income (non-JOA), primarily related to the Texas-New Mexico Newspapers Partnership, $0.3 million decrease in minority interest expense and a $2.0 million decrease in income tax expense, of which approximately $1.7 million was related to deferred income taxes. Our effective tax rate was 40.1% at September 30, 2003, as compared to 40.6% at September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of liquidity are existing cash and other working capital, cash flows provided from operating activities, distributions from JOAs and the borrowing capacity under our bank credit facility. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. From time to time, we increase our newsprint inventories in anticipation of price increases. In fourth quarter of our fiscal year 2003 and continuing into the first quarter of fiscal year 2004, we built newsprint inventories to delay the impact to us of an announced price increase. In general, our receivables have been collected on a timely basis.

     Net cash flows from operating activities were approximately $9.5 million for both the three months ended September 30, 2003 and September 30, 2002. For the period ended September 30, 2003, a $4.5 million decrease in Adjusted EBITDA (primarily related to the changes described above in revenues, cost of sales, and SG&A, and the formation of the Texas-New Mexico Newspapers Partnership, offset in part by the aforementioned fiscal year 2003 acquisitions), was mostly offset by a $3.1 million change related to timing differences in working capital accounts.

     Net cash flows from investing activities were $16.7 million for the three months ended September 30, 2003 and $13.7 million for the three months ended September 30, 2002. The $3.0 million change was primarily the result of a $1.4 million increase in distributions from unconsolidated JOAs, a $2.9 million increase in distributions from equity investments, primarily related to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

distributions from the Texas-New Mexico Newspaper Partnership which was formed in March 2003, and a $1.1 million increase in proceeds related to the sale of certain assets, offset in part by a $2.6 million increase in capital expenditures.

     Net cash flows from financing activities were $(22.8) million for the three months ended September 30, 2003 and $(18.7) million for the three months ended September 30, 2002. The change of approximately $(4.1) million was the result of our paying down a net $14.1 million of long-term debt in the first quarter of fiscal 2004, compared to paying down a net $11.7 million during the same period of fiscal 2003, offset in part by a $1.7 million increase in distributions to minority interest due to an increase in distributable cash from operations.

Liquidity

     Based upon current and expected future operating results, we believe we will have sufficient cash flows from operations to fund scheduled payments of principal and interest and to meet anticipated capital expenditure and working capital requirements for at least the next twelve months. As of September 30, 2003, we had $116.0 million available for future borrowings under our bank credit facility, net of $5.7 million in outstanding letters of credit, which should be more than sufficient to fund unanticipated capital needs or other cash requirements should they arise. The available borrowings of $116.0 million at September 30, 2003 will be impacted over the next twelve months by the following scheduled principal payments on long-term debt: quarterly installments of $15.0 million due on one of our bank term loans on December 31, 2003 and $9.375 million due quarterly on March 31, June 30, and September 30, 2004; and quarterly reductions in the commitment under the bank credit facility of $3.0 million on December 31, 2003 and $25.0 million on March 31, June 30, and September 30, 2004. However, we expect that cash flows from operations, net of capital expenditures, will offset a large portion of these reductions. We plan to fund the scheduled principal payments with available borrowings from our bank credit facility to the extent there is availability. Our bank credit facility is more fully described in the notes to the consolidated financial statements of our June 30, 2003 Annual Report on Form 10-K.

     We may from time to time seek to retire our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, we may issue additional debt if prevailing market conditions are favorable to doing so.

     On November 4, 2003, we commenced a cash tender offer and consent solicitation (the “Offer) for any and all of our $300.0 million aggregate principal amount 8.75% Senior Subordinated Notes due 2009, Series B (the “Notes”). The Offer is subject to the satisfaction of certain conditions, including our receipt of tenders of Notes representing a majority of the aggregate principal amount of the Notes outstanding and the completion of a debt financing on terms acceptable to us in an amount sufficient to consummate the Offer. There can be no assurance, however, that we will be successful in obtaining the financing necessary to consummate the Offer. We are commencing the Offer and debt financing in order to take advantage of current favorable long-term interest rates.

     Our ability to make payments on, to repurchase and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate free cash flow in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our bank credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

Off Balance Sheet Arrangements and Contractual Obligations

     Our various contractual obligations and funding commitments and off-balance sheet arrangements have not materially changed from the disclosure made in our annual report on Form 10-K for the year ended June 30, 2003, except for the current portion of long-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Off Balance Sheet Arrangements and Contractual Obligations (continued)

term debt. The current portion of long-term debt increased due to the net effect of borrowings and reductions of availability on our credit facility. As a result, amounts we previously expected to refinance with long-term debt were reclassified from long-term debt to current at September 30, 2003. At September 30, 2003, we have $38.0 million of short-term obligations classified as long-term, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, as we plan to fund these amounts with available long-term borrowings from our bank credit facility.

RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note 1: Recently Issued Accounting Standards of our notes to the condensed consolidated financial statements for further discussion.

Capital Expenditures

	Capital Expenditures

	Three Months Ended September 30, 2003 Actual

	(In thousands)

	Wholly-	Non Wholly-
	Owned	Owned Subsidiaries
	Subsidiaries	and JOAs	Total

Carryover Projects from Prior Year	$1,457	$925	$2,382
Capital Projects	2,569	2,665	5,234

	4,026	3,590	7,616

Less Partners’ Share	—	(2,082)	(2,082)

	$4,026	$1,508	$5,534

Reconciliation of Capital Expenditures to Cash Flow Statement for the Three Months Ended September 30, 2003
Total Capital Expenditures	$5,534
Proportionate Share of Capital Expenditures at Unconsolidated JOAs, Less Minority’s Share of Capital Expenditures at Consolidated Subsidiaries	242

Expenditures per Condensed Consolidated Statement of Cash Flows (Unaudited)	$5,776

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK

Debt and Related Interest Rate Swaps

     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes the bank term loan and bank credit facility. Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. The nature and position of our bank debt and interest rate swaps have not materially changed from the disclosure made in our annual report on Form 10-K for the year ended June 30, 2003.

Newsprint Prices

     To mitigate the influence of newsprint price fluctuations, we have periodically entered into fixed price newsprint contracts. We did not enter into any new fixed price contracts during the quarter ended September 30, 2003.

     In June 2003, newsprint suppliers announced a $50 per metric ton price increase to be effective August 1, 2003. The August 1 announced increase was the third during the last twelve months. Of the first two announced increases, only $60 per metric ton of the proposed total of $100 per metric ton took hold, and recently, newsprint suppliers have retroactively reduced the August 1 announced increase to $35 per metric ton. North American newsprint suppliers continue to take downtime in an attempt to more closely match supply with the demand from newspaper publishers. As of October 31, 2003, we are not paying any of the August 1, 2003 announced price increase; however, we expect some amount of the remaining $35 per metric ton price increase to take effect in our fiscal second quarter. The October 2003 RISI (Resource Information Systems, Inc.) price index for 30 pound newsprint was $505 per metric ton compared to $475 in October 2002.