Form 10-Q
period 2003-12-31
MEDIANEWS GROUP INC
filed 2004-02-17
CIK 918944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2003
OR

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
DECEMBER 31, 2003

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
Registration Rights Agreement dated 11/25/2003
Indenture dated as of January 26, 2004
Registration Rights Agreement dated 1/26/2004
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

     The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 7 of this Form 10-Q.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 7 of this Form 10-Q.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information on page 7 of this Form 10-Q.

ITEM 4: CONTROLS AND PROCEDURES

     As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information required by this item is filed as part of this Form 10-Q as Note 4 of the Notes to Condensed Consolidated Financial Statements. See Index to Financial Information on page 7 of this Form 10-Q.

ITEM 2: CHANGES IN SECURITIES

     There were no changes in the rights of security holders during the quarter for which this report is filed.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of October 1, 2003, the holders of 93.1% of all outstanding shares of our Class A Common Stock acted by written consent in lieu of an annual meeting to re-elect Richard B. Scudder, William Dean Singleton, Jean L. Scudder and Howell E. Begle to our board of directors. Following the effectiveness of that action, our board of directors consisted of Richard B. Scudder, William Dean Singleton, Jean L. Scudder and Howell E. Begle.

We solicited the consents of holders of our 8 3/4% Senior Subordinated Notes, due 2009 (which are no longer outstanding) to the adoption of certain amendments to the indenture governing those notes between us and The Bank of New York, as trustee (the “8 3/4% Indenture”), eliminating substantially all of the restrictive covenants and events of default relating to such restrictive covenants from the 8 3/4% Indenture. The holders of approximately 79% of outstanding principal amount of our 8 3/4% Senior Subordinated Notes, due 2009, gave their consent. The remaining holders withheld their consent. November 19, 2003 was the last day on which consents could be given or revoked.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits

      See Exhibit Index for list of exhibits filed with this report.

PART II — OTHER INFORMATION (continued)

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K (continued)

Reports on Form 8-K

On November 17, 2003, we filed a Form 8-K regarding the commencement of a private placement of $300.0 million of senior subordinated notes due 2013, and the related repurchase of our $300.0 million senior subordinated notes due 2009.

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

MEDIANEWS GROUP, INC.
Dated: February 17, 2004	By:	/s/Ronald A. Mayo
Ronald A. Mayo
Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	June 30,
ASSETS	2003	2003
	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$2,655	$3,343
Accounts receivable, less allowance for doubtful accounts of $9,188 at December 31, 2003 and $9,393 at June 30, 2003	83,546	80,207
Inventories of newsprint and supplies	19,592	14,314
Prepaid expenses and other assets	8,169	9,122

TOTAL CURRENT ASSETS	113,962	106,986

PROPERTY, PLANT AND EQUIPMENT
Land	38,251	39,954
Buildings and improvements	111,678	111,180
Machinery and equipment	332,003	312,817
Construction in progress	8,213	2,940

TOTAL PROPERTY, PLANT AND EQUIPMENT	490,145	466,891
Less accumulated depreciation and amortization	(177,382)	(165,754)

NET PROPERTY, PLANT AND EQUIPMENT	312,763	301,137

OTHER ASSETS
Investment in unconsolidated JOAs	220,601	221,640
Equity investments	93,070	93,343
Subscriber accounts, less accumulated amortization of $126,836 at December 31, 2003 and $118,572 at June 30, 2003	71,056	79,320
Excess of cost over fair value of net assets acquired	383,668	381,199
Newspaper mastheads	145,781	145,781
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $30,264 at December 31, 2003 and $29,622 at June 30, 2003	3,905	4,547
Other	21,124	14,132

TOTAL OTHER ASSETS	939,205	939,962

TOTAL ASSETS	$1,365,930	$1,348,085

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	June 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2003
	(In thousands, except share data)
CURRENT LIABILITIES
Trade accounts payable	$8,371	$9,894
Accrued liabilities	53,724	66,817
Unearned income	20,373	20,032
Current portion of long-term debt and obligations under capital leases	5,635	3,171

TOTAL CURRENT LIABILITIES	88,103	99,914

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	905,756	901,383

OTHER LIABILITIES	32,257	33,947

DEFERRED INCOME TAXES, NET	86,640	77,845

MINORITY INTEREST	177,747	174,988

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized:
2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	3,631	3,631
Accumulated other comprehensive loss, net of taxes	(18,226)	(19,351)
Retained earnings	92,020	77,726
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	75,427	60,008

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,365,930	$1,348,085

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
	(In thousands, except share data)
REVENUES
Advertising	$148,141	$150,294	$285,921	$285,113
Circulation	33,322	35,170	66,793	69,832
Other	14,176	9,558	28,002	19,396

TOTAL REVENUES	195,639	195,022	380,716	374,341

INCOME FROM UNCONSOLIDATED JOAS	10,974	10,890	15,743	15,139

COSTS AND EXPENSES
Cost of sales	58,998	56,466	117,202	109,567
Selling, general and administrative	88,391	87,110	178,415	172,006
Depreciation and amortization	9,825	11,200	20,050	21,276
Interest expense	14,010	16,487	28,088	33,470
Other (income) expense, net	10,094	3,390	14,228	1,681

TOTAL COSTS AND EXPENSES	181,318	174,653	357,983	338,000

EQUITY INVESTMENT INCOME, NET	3,205	524	5,377	768

MINORITY INTEREST	(11,727)	(11,811)	(19,888)	(20,277)

INCOME BEFORE TAXES	16,773	19,972	23,965	31,971

INCOME TAX EXPENSE	(6,787)	(7,792)	(9,671)	(12,669)

NET INCOME	$9,986	$12,180	$14,294	$19,302

NET INCOME PER COMMON SHARE:
Net income per common share	$4.34	$5.30	$6.22	$8.40

Weighted average number of shares outstanding	2,298,346	2,298,346	2,298,346	2,298,346

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,294	$19,302
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	22,252	23,309
Provision for losses on accounts receivable	4,154	4,765
Amortization of debt discount	336	806
Loss (gain) on sale of assets	224	(1,284)
Loss on early extinguishment of debt	9,200	—
Proportionate share of net income from unconsolidated JOAs	(38,938)	(36,763)
Equity investment income, net	(5,377)	(768)
Change in defined benefit plan assets, net of cash contributions	549	73
Deferred income tax expense	8,024	11,531
Increase in estimated option repurchase price	1,065	2,537
Minority interest	19,888	20,277
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	1,213	441
Unrealized loss (gain) on swaps	1,307	(1,864)
Change in operating assets and liabilities	(26,470)	(24,180)

NET CASH FLOWS FROM OPERATING ACTIVITIES	11,721	18,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from unconsolidated JOAs	37,791	40,752
Distributions from equity investments	5,614	441
Investments in equity investments	(50)	(1,000)
Business acquisitions	(2,519)	(40,424)
Cash contributed by partners for business acquisitions	—	18,457
Capital expenditures	(24,541)	(8,643)
Proceeds from the sale of assets	1,559	1,232

NET CASH FLOWS FROM INVESTING ACTIVITIES	17,854	10,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of issuance costs	375,998	48,015
Reduction of long-term debt and other liabilities	(379,762)	(57,935)
Repurchase premiums associated with long-term debt	(9,370)	—
Distributions paid to minority interest	(17,129)	(15,768)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(30,263)	(25,688)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(688)	3,309

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,343	2,029

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,655	$5,338

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: Significant Accounting Policies and Other Matters

Basis of Quarterly Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2004.

Joint Operating Agencies

     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at the individual newspapers, which are party to a joint operating agreement continue to be separate and outside of the related JOA. The Company, through its subsidiaries, York Newspapers, Inc., Charleston Publishing Company, Kearns-Tribune, LLC, and The Denver Post Corporation, participates in JOAs in York, Pennsylvania, Charleston, West Virginia, Salt Lake City, Utah, and Denver, Colorado, respectively. The editorial and related expenses of The Denver Post, The Salt Lake Tribune and York Dispatch are incurred by the Company outside the related JOA. The Charleston JOA, on the other hand, accounts for and pays the editorial expenses for both newspapers within the JOA. The Company controls the York JOA and accordingly consolidates its results. However, the editorial costs associated with the York Daily Record, the other newspaper in the York JOA, which are the responsibility of the JOA’s minority partner, are not included in the Company’s results.

     In July 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-1, Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures (“EITF 00-1”), effective for periods ending after June 15, 2000, which prohibits the use of pro-rata consolidation except in the extractive and construction industries. Prior to adoption of EITF 00-1, the Company accounted for all of its JOA operations using the pro-rata consolidation method. The Company discontinued pro-rata consolidation upon adoption of EITF 00-1, effective June 30, 2000. Currently, and for all periods presented, the operating results from the Company’s unconsolidated JOAs are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	The Company’s proportionate share of net income from JOAs;
•	The amortization of subscriber lists as the subscriber lists are attributable to the Company’s earnings in the JOAs; and
•	Editorial costs, miscellaneous publishing revenue, and other charges incurred by the Company’s subsidiaries directly attributable to the JOAs in providing editorial content and news for the Company’s newspapers published by the JOAs.

     Investments in unconsolidated JOAs are included in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs,” for the JOAs the Company does not control. (See Note 3: Joint Operating Agencies for further discussion.)

Reclassifications

     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

Guarantees

     Through its wholly-owned subsidiary, Kearns-Tribune, LLC, the Company owns a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and is also a guarantor, on a several basis, on 6.0% of up to $125.0 million of Ponderay’s credit facility, which is due April 12, 2006. In accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), the Company has no amounts related to the guarantee recorded in its financial statements because the guarantee existed prior

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: Significant Accounting Policies and Other Matters (continued)

to and has not been modified since December 31, 2002. The guarantee arose from Ponderay’s April 12, 2000 amended and restated credit agreement that replaced a previous credit facility which had been used to finance the construction of its newsprint mill. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time the Company could be liable for its portion of the guarantee. At December 31, 2003, the Company’s share of the guarantee is $5.9 million. The debt is collateralized by a deed of trust on Ponderay’s real property and a mortgage on all of Ponderay’s other assets.

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

Recently Issued Accounting Standards

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Two of the Company’s subsidiaries have postretirement benefit plans which offer a prescription drug benefit and therefore under the Financial Accounting Standards Board Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), the plans’ accumulated postretirement benefit obligations would be required to be remeasured as a result of the Act. However, on January 12, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on SFAS No. 106 (“FSP-SFAS No. 106”) which permits sponsors to make a one-time election to defer accounting for the effects of the Act and the disclosures related to the plans required by FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (see further discussion which follows), until authoritative guidance on the accounting for the federal subsidy is issued or until certain other events that would require remeasurement occur (for example, a plan amendment, settlement or curtailment, if such event occurs subsequent to January 31, 2004, but prior to the issuance of additional authoritative guidance) at which time accounting for the Act’s effects on the plans would be required. The Company has elected to defer accounting for the effects of the Act under FSP-SFAS No. 106, and therefore the accompanying financial statements do not reflect the effects of the Act on the plans’ accumulated postretirement benefit obligations. As previously discussed, authoritative guidance on the accounting for the federal subsidy is pending, and guidance, when issued, could require the Company to change previously reported information. The Company is in the process of evaluating the economic consequences of the Act, including determining whether plans would need to be amended, but does not expect that the effects will be material to the Company’s financial position or results of operations.

     In December 2003, the FASB issued revised Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132”). The revised SFAS No. 132 requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Interim disclosures are required by the revised pronouncement for interim periods beginning after December 15, 2003 and annual disclosures are required for fiscal years ending after December 15, 2003, which for the Company is March 31, 2004 and June 30, 2004, respectively. Adoption of the provisions of revised SFAS No. 132 impacts disclosures only and will not impact the Company’s financial position or results of operations.

     In December 2003, the FASB issued a revised Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to only certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: Significant Accounting Policies and Other Matters (continued)

risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities that existed prior to December 31, 2003, the effective date of FIN No. 46 for non-public entities is the beginning of the first annual reporting period beginning after December 15, 2004, which for the Company is July 1, 2005. The Company’s preliminary assessment indicates that FIN No. 46 will not have a material impact on its financial position or results of operations; however, the Company is still in the process of evaluating the revised rules under FIN No. 46.

     Effective July 1, 2003, the Company adopted FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), except for the provisions regarding non-controlling interests in limited-life subsidiaries. The provisions of SFAS No. 150 related to non-controlling interests in limited-life subsidiaries have been deferred by FASB for an indefinite period. The Company will evaluate the impact of the provisions related to non-controlling interests in limited-life subsidiaries when the provisions are finalized. Adoption of the other provisions of SFAS No. 150 on July 1, 2003 did not materially impact the Company’s financial position or results of operations.

NOTE 2: Comprehensive Income

     The Company’s comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
		(In thousands)
Net income	$9,986	$12,180	$14,294	$19,302
Unrealized (gain) loss on hedging activities, net of tax	—	(263)	291	686
Unrealized loss on newsprint and interest rate hedging activities, reclassified to earnings, net of tax	648	114	1,213	441
Minimum pension liability adjustment, net of tax	(379)	(2,080)	(379)	(2,080)

Comprehensive income	$10,255	$9,951	$15,419	$18,349

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

     MediaNews’ subsidiary, Kearns-Tribune, LLC, owns the masthead of The Salt Lake Tribune and a 50% ownership interest in the Newspaper Agency Corporation (“NAC” or the “Salt Lake JOA”). NAC is the managing entity of the JOA agreement between Kearns-Tribune, LLC and the Deseret News Publishing Company. Under the terms of this JOA agreement, NAC is responsible for performing all the business functions of The Salt Lake Tribune and the Deseret Morning News, including advertising and circulation sales, production and distribution; however, NAC does not own any of the fixed assets used in its operations. Instead, each partner owns the fixed assets used in the operations of NAC as tenants in common, outside of the JOA. Therefore, the related depreciation expense is also recorded outside of the JOA. News and editorial costs related to The Salt Lake Tribune are performed separately from NAC and are the sole responsibility of Kearns-Tribune, LLC. While Kearns-Tribune, LLC owns 50% of NAC, net income of NAC is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company in part because The Salt Lake Tribune has greater circulation than the Deseret Morning News, and therefore is responsible for a greater portion of the operating cash flows generated by the Salt Lake JOA. The Company records its proportionate share of the results of NAC along with the direct costs associated with the Salt Lake JOA incurred by Kearns-Tribune, LLC, consisting principally of editorial costs, publishing related revenues, amortization of intangibles, depreciation of fixed assets, and other in the line item “Income from Unconsolidated JOAs.”

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: Joint Operating Agencies (continued)

     Charleston Publishing Company, a wholly-owned subsidiary of MediaNews, owns a 50% interest in Charleston Newspapers (the “Charleston JOA”), which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening) six days a week and the Sunday Gazette-Mail, under the terms of a JOA agreement. Charleston Publishing Company also owns the rights to the masthead of the Charleston Daily Mail. The managerial responsibility for the news and editorial functions is completely separate from the JOA; accordingly, the Company is responsible for the news and editorial content of the Charleston Daily Mail. However, related editorial expenses are incurred and paid within the Charleston JOA. As a result, all editorial expenses of the Charleston JOA publications are included in the Company’s proportionate share of income from Charleston Newspapers, which is included in “Income from Unconsolidated JOAs.” Amortization of intangibles and other direct costs associated with the JOA incurred by Charleston Publishing Company are also included in “Income from Unconsolidated JOAs.”

     York Newspapers, Inc. (“YNI”), a wholly-owned consolidated subsidiary of MediaNews, participates in a JOA, with the York Daily Record, Inc. (“YDR”), under which York Newspaper Company (“YNC”) is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration. YNC publishes The York Dispatch, a daily evening newspaper, the York Daily Record, a daily morning newspaper, and the York Sunday News. YNI has a 57.5% interest in YNC and is the controlling partner. The operations of YNC are consolidated with those of the Company, with a minority interest reflected for YDR’s interest in YNC. The operating results of YNC do not include the editorial costs, incurred outside of the JOA, associated with the publication of the York Daily Record, which is not owned by the Company.

     The following tables present (in thousands) the summarized results of the Company’s unconsolidated JOAs, on a combined basis. NAC data has been presented separately because, as of June 30, 2003, it is a significant investee of the Company determined in accordance with Rule 3-09 of Regulation S-X. The NAC and Other Unconsolidated JOA information is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail are included in the line “Associated Revenues and Expenses.” The minority interest associated with The Denver Post has not been reflected in the tables below.

	Three Months Ended December 31, 2003
				Total Income
	Newspaper	Other	Associated	From
	Agency	Unconsolidated	Revenues	Unconsolidated
	Corporation	JOAs	and Expenses	JOAs
Income Statement Data:
Total revenues	$36,323	$123,033	$122

Cost of sales	8,360	37,921	8,265
Selling, general and administrative	12,770	51,061	2,273
Depreciation and amortization	—	5,548	1,107
Other	—	713	259

Total costs and expenses	21,130	95,243	11,904

Net income (loss)	15,193	27,790	(11,782)
Partners’ share of income from unconsolidated JOAs	(6,332)	(13,895)	—

Income from unconsolidated JOAs	$8,861	$13,895	$(11,782)	$10,974

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: Joint Operating Agencies (continued)

	Six Months Ended December 31, 2003
				Total Income
	Newspaper	Other	Associated	From
	Agency	Unconsolidated	Revenues	Unconsolidated
	Corporation	JOAs	and Expenses	JOAs
Income Statement Data:
Total revenues	$69,536	$236,255	$254

Cost of sales	15,805	75,720	16,293
Selling, general and administrative	25,082	104,117	4,514
Depreciation and amortization	—	10,955	2,202
Other	2	997	440

Total costs and expenses	40,889	191,789	23,449

Net income (loss)	28,647	44,466	(23,195)
Partners’ share of income from unconsolidated JOAs	(11,942)	(22,233)	—

Income from unconsolidated JOAs	$16,705	$22,233	$(23,195)	$15,743

	Three Months Ended December 31, 2002
				Total Income
	Newspaper	Other	Associated	from
	Agency	Unconsolidated	Revenues	Unconsolidated
	Corporation	JOAs	and Expenses	JOAs
Income Statement Data:
Total revenues	$33,891	$121,689	$157

Cost of sales	8,102	39,414	7,779
Selling, general and administrative	11,337	52,909	2,328
Depreciation and amortization	—	5,282	962
Other	14	(2,536)	(84)

Total costs and expenses	19,453	95,069	10,985

Net income (loss)	14,438	26,620	(10,828)
Partners’ share of income from unconsolidated JOAs	(6,030)	(13,310)	—

Income from unconsolidated JOAs	$8,408	$13,310	$(10,828)	$10,890

	Six Months Ended December 31, 2002
				Total Income
	Newspaper	Other	Associated	from
	Agency	Unconsolidated	Revenues	Unconsolidated
	Corporation	JOAs	and Expenses	JOAs
Income Statement Data:
Total revenues	$64,672	$234,655	$387

Cost of sales	14,860	77,706	15,469
Selling, general and administrative	22,734	104,941	4,418
Depreciation and amortization	—	12,081	2,033
Other	64	(2,147)	91

Total costs and expenses	37,658	192,581	22,011

Net income (loss)	27,014	42,074	(21,624)
Partners’ share of income from unconsolidated JOAs	(11,288)	(21,037)	—

Income from unconsolidated JOAs	$15,726	$21,037	$(21,624)	$15,139

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4: Contingent Matters

     MediaNews and Salt Lake Tribune Publishing Company (“SLTPC”) continue to be involved in litigation over SLTPC’s option to acquire the assets used in connection with the operation and publication of The Salt Lake Tribune. Since our report on Form 10-K for the year ended June 30, 2003, there have been several developments in this litigation as follows:

•	On October 2, 2003, the United States District Court for the District of Utah (“District Court”) denied SLTPC’s motion to set aside the appraisal process and the resulting option exercise price, and vacated a stay issued on the closing period in July 2003. The District Court set a closing date of October 10, 2003 for SLTPC to exercise its option.
•	On October 9, 2003 counsel for SLTPC sent a letter to counsel for MediaNews notifying the Company that SLTPC would not pay the $355.5 million option exercise price, and raised additional objections to the proposed closing documentation. Accordingly, no closing occurred on October 10, 2003. MediaNews subsequently filed a summary judgment motion (which has not been fully briefed and has not been decided) on the grounds that the option expired without being exercised.
•	In a stipulation filed on October 17, 2003, which remains subject to the approval of the District Court, MediaNews, Deseret News Publishing Company and SLTPC agreed to a stay and administrative closure of the main action, pending resolution of SLTPC’s appeals (discussed below) of various issues related to the appraisal process and the option exercise price. Prior to the filing of this stipulation, on October 14, 2003, the District Court had vacated the November 3, 2003 trial date in the main litigation in light of SLTPC’s plans to appeal the appraisal and price related issues. All parties’ claims may be reinstated subsequent to SLTPC’s appeal if the parties choose. At this point, a stay of the main litigation would not include the Company’s declaratory judgment action pending before the District Court, which seeks a ruling that the individuals who control SLTPC do not have any rights as individuals (separate from their corporate entity, SLTPC) to purchase or otherwise acquire the Tribune Assets (defined as all of the assets used, held for use or usable in connection with the operation or publication of The Salt Lake Tribune). In that case, the parties await the decision of the District Court as to motions to dismiss filed by the defendants. The defendants have also filed a motion for partial summary judgment seeking to preclude the Company from making certain arguments in support of its declaratory judgment action. The Company is opposing the motion for partial summary judgment, which has not yet been fully briefed. In this same pending declaratory judgment action, the defendants filed a motion asking the District Judge to make disclosures relating to his possible recusal. This motion followed similar motions in the underlying litigation, in which the District Judge made certain disclosures and declined to recuse himself. On November 5, 2003, the defendants filed a petition for a writ of mandamus in the Tenth Circuit Court of Appeals, directing the District Judge to make additional disclosures. The court ordered MediaNews and Kearns-Tribune, LLC (a wholly-owned subsidiary of MediaNews that holds certain assets used in connection with the operation and publication of The Salt Lake Tribune) to file a response, which has been filed. The petition awaits decision.
•	SLTPC has filed two appeals with the United States Court of Appeals for the Tenth Circuit, which have been consolidated, seeking to overturn the District Court’s decisions that the appraisal process constituted an arbitration under the Federal Arbitration Act (“FAA”), that any challenge of the $355.5 million option exercise price must be made under the procedures set forth in the FAA, and that SLTPC had not stated sufficient grounds under the FAA to overturn the $355.5 million option exercise price. The appeals are fully briefed. No date for oral argument has been set by the Tenth Circuit.

     The Company is not in a position at this time to comment on the likely outcome of this litigation. However, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.7 million and $1.7 million was recorded in other (income) expense, net for the three and six months ended December 31, 2003, respectively, related to the cost of defending these lawsuits. The cost of defending these lawsuits has been and may continue to be substantial; however, based on the current status of this litigation, the Company believes that the future legal fees relating to this litigation will be substantially lower than the Company’s historical costs.

Other

     MediaNews sent a notice terminating its newsprint swap agreement with Mirant Americas Energy Marketing, LP (“Mirant Corporation” or “Mirant”) effective September 5, 2003. In October 2003, Mirant filed a lawsuit in U.S. Bankruptcy Court for the Northern District of Texas against the Company seeking enforcement of an automatic stay prohibiting the Company from terminating its swap agreement, seeking to hold MediaNews in civil contempt of the automatic stay provision of the bankruptcy code, seeking to assess sanctions, and seeking declaratory relief. MediaNews does not agree with Mirant’s claims and intends to vigorously defend itself in this matter. MediaNews has not recorded any liability associated with the termination of this swap, except as required by SFAS No. 133.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4: Contingent Matters (continued)

     In December 2003, the Company agreed to settle its lawsuit with Enron North America Corp. regarding a newsprint swap. Settlement under the agreement did not have a material impact on the financial condition or results of operations of the Company.

     On December 31, 2003, the Company agreed to settle its lawsuit with a former newsprint vendor for $1.4 million and entered into a three year newsprint purchase agreement to purchase 60,000 metric tons of newsprint from this vendor (a minimum of 20,000 metric tons per year) at an agreed upon adjusted index price, as a part of the settlement. The $1.4 million settlement paid in January 2004 was charged against a $2.7 million accrual established in the Company’s third quarter of fiscal year 2003 for the initial jury verdict. The difference between the damages awarded by the initial jury verdict of $2.7 million and the $1.4 million cash settlement will be relieved proportionate (on a per metric ton basis) to the Company’s newsprint purchases under the new newsprint purchase agreement, as the Company is only relieved from its remaining obligation in respect of the settlement over time as it purchases newsprint from the vendor under the purchase agreement.

     Certain claims have been made against the Company related to payments it has received from a customer currently in bankruptcy proceedings. The Company believes resolution of this matter will not have a material impact on its results of operations or financial position.

     There have been no material changes in the other contingent matters discussed in Note 11: Commitments and Contingencies of the Company’s annual report on Form 10-K for the year ended June 30, 2003.

NOTE 5: Contingent Consideration — Purchase of Original Apartment Magazine

     In conjunction with the Company’s October 1, 2002 purchase of the Original Apartment Magazine, the seller is eligible to receive an earnout of up to $6.0 million dependent on future operating performance. Effective September 30, 2003, the seller earned $2.3 million of the earnout, which was paid in November 2003. The $2.3 million earnout payment has been recorded as an adjustment to goodwill.

NOTE 6: Long-Term Debt

     On November 25, 2003, the Company completed the sale of $300.0 million of 6 7/8% Senior Subordinated Notes due 2013 (or “6 7/8% Notes”) in a private placement. The Company applied the net proceeds of $291.9 million from the sale of the 6 7/8% Notes and other available funds to repurchase all of its outstanding $300.0 million 8 3/4% Senior Subordinated Notes due 2009 (“8 3/4% Notes”). The Company paid $9.4 million in premiums and related costs to repurchase the 8 3/4% Notes. The repurchase premiums, net of unamortized original issue premiums, are included in “other (income) expense, net.” Proceeds from the sale of the 6 7/8% Notes were reduced by an original issue discount of $2.6 million and debt issuance costs of $5.5 million. The Company has reduced the principal amount of the 6 7/8% Notes by the amount of the original issue discount and is amortizing the discount as a component of interest expense using the effective interest method. The debt issuance costs have been capitalized as a deferred charge, and are being amortized on a straight-line basis over the term of the 6 7/8% Notes as a component of amortization expense.

     On December 30, 2003, the Company refinanced its former bank credit facility, which at the time of its replacement had provided for borrowings of up to $485.0 million. The new bank credit facility provides for borrowings of up to $600.0 million, consisting of a $350.0 million revolving credit facility and a $250.0 million “term loan B” facility. The final maturity of the revolving credit facility is December 30, 2009, and the final maturity of the term loan B facility is December 30, 2010. The new bank credit facility is guaranteed by the Company’s subsidiaries (with certain exceptions). Borrowings under the new credit facility bear interest at rates based upon, at the Company’s option, Eurodollar or prime rates plus a spread based on the Company’s leverage ratio. On the revolver portion of the new credit facility, Eurodollar borrowing margins vary from 1.125% to 2.00% and prime borrowing margins vary from 0.125% to 1.00%. On the term loan B facility, Eurodollar borrowing margins vary from 1.75% to 2.00% and prime borrowing margins vary from 0.75% to 1.00%. At December 31, 2003, borrowing margins on the revolver portion of the new credit facility were set at 1.75% and 0.75% for the Eurodollar and prime borrowings, respectively; borrowing margins on the term loan B facility were set at 2.00% and 1.00%, respectively, for the Eurodollar and prime borrowings. In addition to interest, the Company pays an annual commitment fee of 0.25% to 0.375% on the unused portion of the commitment based on the Company’s leverage ratio. The annual commitment fee is currently set at 0.375%. Term loan “B” requires quarterly principal payments as follows: $0.6 million beginning in March 2004 through December 2009 and increases to $58.8 million beginning in March 2010 through December 2010. Availability under the

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6: Long-Term Debt (continued)

revolving credit facility is permanently reduced by $100.0 million in December 2008. At December 31, 2003, the balance outstanding under the revolving credit portion of the bank credit agreement and term loan “B” was $123.2 million and $250.0 million, respectively. The Company incurred debt issuance costs of $3.8 million related to the $600.0 million new bank credit facility. These debt issuance costs have been capitalized as a deferred charge, and are being amortized on a straight-line basis over the term of the new bank credit facility as a component of amortization expense.

     In January 1998 the Company entered into an option agreement in association with the acquisition financing related to one of its newspapers. The option entitles the holder to purchase the assets used in the publication of one of the Company’s newspaper properties, which the option holder can exercise or put to the Company based on a predetermined formula anytime after January 31, 2003. The option repurchase price is currently valued at approximately $16.0 million, and is recorded as a component of other long-term liabilities. If the option were put to the Company, the Company expects to fund the payment with available borrowings from its bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in the Company’s balance sheet as long-term.

     Maturities of long-term debt as of December 31, 2003, for the five fiscal years ending June 30, 2008 (except for June 30, 2004 which is only for the six months ended) and thereafter are shown below (in thousands):

2004	$2,442
2005	6,353
2006	7,007
2007	4,857
2008	4,660
Thereafter	879,147

$904,466

     The table above does not include capital leases obligations of $6.9 million.

NOTE 7: Subsequent Events

     In January 2004, the Company, through its subsidiary, West Coast MediaNews, LLC, purchased two weekly newspapers; the Grunion Gazette and Downtown Gazette, both published in Long Beach, California. The Company also owns and operates the Press-Telegram a daily newspaper published in Long Beach. The purchase was not material to the Company’s financial position or results of operations.

     On January 26, 2004, the Company completed the sale of $150.0 million of 6 3/8% Senior Subordinated Notes due 2014 (or “6 3/8% Notes”) in a private placement. The Company intends to use the net proceeds of the offering, together with cash on hand and borrowings under the new bank credit facility to repurchase (by tender offer, in the open market or otherwise), no later than August 1, 2004, all of its outstanding $200.0 million aggregate principal amount 8 5/8% Senior Subordinated Notes due 2011. Pending such use, the Company used the net proceeds of this offering to reduce borrowings under the revolving credit portion of the new bank credit facility to zero. (See Note 6 for further discussion of the Company’s new bank credit facility).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Results

     We have provided below certain summary historical financial data for the three and six months ended December 31, 2003 and 2002, including the percentage change between periods. For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

	Three Months Ended December 31,			Six Months Ended December 31,
	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002
			(Dollars in thousands)
INCOME STATEMENT DATA

Total Revenues	$195,639	$195,022	0.3%	$380,716	$374,341	1.7%

Income from Unconsolidated JOAs	10,974	10,890	0.8	15,743	15,139	4.0

Cost of Sales	58,998	56,466	4.5	117,202	109,567	7.0
Selling, General and Administrative	88,391	87,110	1.5	178,415	172,006	3.7
Depreciation and Amortization	9,825	11,200	(12.3)	20,050	21,276	(5.8)
Interest Expense	14,010	16,487	(15.0)	28,088	33,470	(16.1)
Other (Income) Expense, Net	10,094	3,390	(c )	14,228	1,681	(c )

Total Costs and Expenses	181,318	174,653	3.8	357,983	338,000	5.9

Equity Investment Income, Net	3,205	524	(c )	5,377	768	(c )

Minority Interest	(11,727)	(11,811)	(0.7)	(19,888)	(20,277)	(1.9)

Net Income	9,986	12,180	(18.0)	14,294	19,302	(25.9)

CASH FLOW DATA

Cash Flows from:
Operating Activities	$2,225	$8,687	(74.4)%	$11,721	$18,182	(35.5)%
Investing Activities	1,142	(2,903)	(c )	17,854	10,815	65.1
Financing Activities	(7,426)	(7,014)	5.9	(30,263)	(25,688)	17.8

NON-GAAP FINANCIAL DATA(a)

Adjusted EBITDA	$48,250	$51,446	(6.2)%	$85,099	$92,768	(8.3)%
Minority Interest in Adjusted EBITDA	(15,351)	(14,787)	3.8	(26,626)	(26,237)	1.5
Combined Adjusted EBITDA of Unconsolidated JOAs	15,471	13,149	17.7	24,363	22,268	9.4
Distributions from Texas-New Mexico Newspapers Partnership(b)	1,900	—	(c )	4,696	—	(c )

Adjusted EBITDA Available to Company	$50,270	$49,808	0.9%	$87,532	$88,799	(1.4)%

See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information and a description of the footnotes used above.

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

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11
OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Three Months Ended December 31,			Six Months Ended December 31,
	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002
			(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA
Total Revenues	$273,468	$271,088	0.9%	$530,041	$520,734	1.8%

Cost of Sales	90,065	87,697	2.7	178,552	170,735	4.6
Selling, General and Administrative	122,034	120,970	0.9	246,347	239,108	3.0
Depreciation and Amortization	13,643	14,667	(7.0)	27,521	29,077	(5.4)
Interest Expense	14,061	16,548	(15.0)	28,190	33,588	(16.1)
Other (Income) Expense, Net	10,526	1,942	(c )	14,970	525	(c )

Total Costs and Expenses	250,329	241,824	3.5	495,580	473,033	4.8
Minority Interest	(9,571)	(9,815)	(2.5)	(15,873)	(16,498)	(3.8)
Net Income	9,986	12,180	(18.0)	14,294	19,302	(25.9)

CASH FLOW DATA (GAAP BASIS)
Cash Flows from:
Operating Activities	$2,225	$8,687	(74.4)%	$11,721	$18,182	(35.5)%
Investing Activities	1,142	(2,903)	(c )	17,854	10,815	65.1
Financial Activities	(7,426)	(7,014)	5.9	(30,263)	(25,688)	(17.8)

PRO-RATA OTHER DATA(a)
Adjusted EBITDA	$61,369	$62,421	(1.7)%	$105,142	$110,891	(5.2)%
Minority Interest in Adjusted EBITDA	(12,999)	(12,613)	3.1	(22,306)	(22,092)	1.0
Distributions from Texas-New Mexico Newspapers Partnership(b).	1,900	—	(c )	4,696	—	(c )

Adjusted EBITDA Available to Company	$50,270	$49,808	0.9%	$87,532	$88,799	(1.4)%

See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis” and “Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidated basis (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information and a description of the footnotes used above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Critical Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions. We make our estimates, based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates. Critical accounting policies for us include revenue recognition; accounts receivable allowances; recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates; pension and retiree medical benefits, which require the use of various estimates concerning the work force, interest rates, plan investment return, and involve the use of advice from consulting actuaries. Our accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuations of deferred tax assets. The notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2003 contain a more complete discussion of our significant accounting policies.

     Advertising revenue is earned and recognized when advertisements are published, inserted, aired or displayed and are net of provisions for estimated rebates, credit and rate adjustments and discounts. Circulation revenue includes home delivery subscription revenue, single copy and third party sales. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for returns. Home delivery subscription revenue is earned and recognized when the newspaper is delivered to the customer or sold to a third party. Amounts received in advance of an advertisement or newspaper delivery are deferred and recorded on the balance sheet as a current liability (“Unearned Income”) to be recognized into income when the revenue has been earned.

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

Comparison of the Three and Six Months Ended December 31, 2003 and 2002

     Certain transactions in fiscal year 2003 had an impact on the comparisons of our results for the three and six months ended December 31, 2003 and 2002. Acquisition transactions that affect comparisons include the California Newspapers Partnership’s October 1, 2002 purchases of The Reporter in Vacaville, California and the Original Apartment Magazine in southern California and the January 31, 2003 purchase of the Paradise Post in Paradise, California. In addition to these acquisition transactions, comparisons between the periods ended December 31, 2003 and 2002 are also affected by the formation of the Texas-New Mexico Newspapers Partnership effective March 3, 2003, after which we no longer consolidate the results of the New Mexico newspaper properties that we contributed to the partnership. Our investment in the Texas-New Mexico Newspapers Partnership is accounted for under the equity method of accounting and the partnership’s results are included in “Equity Investment Income, Net.”

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

Revenues

     Revenues for the three and six month periods ended December 31, 2003 were $195.6 million and $380.7 million, respectively, as compared to $195.0 million and $374.3 million, respectively, for the same periods in the prior fiscal year. The change represents an increase of $0.6 million, or 0.3% and $6.4 million, or 1.7%, for the three and six month periods ending December 31, 2003, respectively, as compared to the same periods in the prior fiscal year. On a same newspaper basis (after adjusting for the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Comparison of the Three and Six Months Ended December 31, 2003 and 2002 (continued)

aforementioned fiscal year 2003 transactions), the following changes occurred in our significant revenue categories between the three and six month periods ended December 31, 2003 and 2002.

     Advertising Revenues. Advertising revenues increased by approximately 1.0% and 0.8%, respectively, for the three and six month periods ended December 31, 2003, as compared to the same periods in prior fiscal year. The increase in advertising revenue was due principally to increases in national and preprint advertising, offset in part by a decrease in classified advertising. Classified employment advertising continues to experience declines at the majority of our newspapers, due to the economic slowdown that has been experienced throughout the United States. Our newspapers in the San Francisco Bay Area market have been particularly hard hit by losses in employment advertising. We also experienced small declines in classified automotive advertising.

     Circulation Revenues. Circulation revenues decreased by 2.2% and 2.0%, respectively, for the three and six month periods ended December 31, 2003, as compared to the same periods in prior fiscal year as we have continued to grow circulation in a slow economy by offering discounts to acquire new subscribers with long-term orders. The loss in revenue from discounting long-term orders is generally offset with cost savings from writing fewer new circulation orders as a result of this strategy.

     Other Revenues. Other revenues increased 22.9% and 19.4%, respectively, for the three and six month periods ended December 31, 2003, as compared to the same periods in prior fiscal year in part due to our obtaining new commercial printing contracts in northern California. Also contributing to the increase were revenues from our Internet operations, which increased 36.7% and 34.2%, or $1.2 million and $2.2 million, respectively, for the three and six month periods ended December 31, 2003 as compared to the same periods in prior fiscal year as a result of the continued strong market acceptance of the combined print and online packages that we offer to our advertisers and increases in our online employment revenue.

Income from Unconsolidated JOAs

     Income from unconsolidated JOAs represents (1) our share of the net income from our unconsolidated JOA operations, which includes Charleston Newspapers, the Denver Newspaper Agency (“DNA”), and the Newspaper Agency Corporation (“NAC”) in Salt Lake City; (2) the amortization of subscriber lists created by the original purchase by us; and (3) editorial costs, miscellaneous publishing revenue and other charges incurred by our subsidiaries that are directly attributable to providing editorial content and news for our newspapers published by the JOAs. Income from unconsolidated JOAs for the three and six month periods ended December 31, 2003 was $11.0 million and $15.7 million, respectively, as compared to $10.9 million and $15.1 million for the same periods in prior fiscal year. The increase was due primarily to the improved operating results at the Denver Newspaper Agency and the Newspaper Agency Corporation during the three and six month periods ended December 31, 2003, as compared to the same periods of the prior fiscal year. The Denver Newspaper Agency prior year results included a one-time non-operating gain of approximately $3.8 million related to the sale of its office building. The improved operating results at the Denver Newspaper Agency and the Newspaper Agency Corporation were partially offset by a small decline in results at Charleston Newspapers.

Cost of Sales

     Cost of sales for the three and six month periods ended December 31, 2003 were $59.0 million and $117.2 million, respectively, as compared to $56.5 million and $109.6 million for the same periods in prior fiscal year. The change represents an increase of $2.5 million, or 4.5%, and $7.6 million, or 7.0%, respectively. The aforementioned transactions in fiscal year 2003 had the net impact of increasing cost of sales by $0.2 million and $2.1 million for the three and six month periods ended December 31, 2003, as compared to the same periods in prior fiscal year. Excluding the aforementioned transactions, cost of sales increased 4.4% and 5.3%, respectively. The current year increase in cost of sales was due in part to a small increase in newsprint consumption of 0.1% and 2.8% for the three and six month periods ended December 31, 2003, respectively, as compared to the same periods in prior fiscal year. Also contributing to the increase was an 13.4% and 11.8% increase for the three and six month periods ended December 31, 2003, respectively, in our average price per metric ton of newsprint consumed as compared to the same periods in prior fiscal year. Our average price was approximately $482 and $475 per metric ton for the three and six months ended of fiscal year 2004, respectively, as compared to $425 for the same periods in fiscal year 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Comparison of the Three and Six Months Ended December 31, 2003 and 2002 (continued)

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expense for the three and six month periods ended December 31, 2003 was $88.4 million and $178.4 million, respectively, as compared to $87.1 million and $172.0 million for the same periods in prior fiscal year. The change represents an increase of $1.3 million, or 1.5% and $6.4 million or 3.7%, respectively. The aforementioned transactions in fiscal year 2003 had the net effect of impacting SG&A by ($0.4) million and $2.1 million for the three and six month periods ended December 31, 2003, as compared to the same periods in prior fiscal year. Excluding the aforementioned transactions, SG&A increased 1.9% and 2.6%, respectively. The current year increase is primarily the result of large increases in health care costs and retirement benefits which were offset in part by cost savings in other areas.

Interest Expense

     Interest expense for the three and six month periods ended December 31, 2003 was $14.0 million and $28.1 million, respectively, as compared to $16.5 million and $33.5 million, for the same periods in prior fiscal year. The change represents a decrease of $2.5 million, or 15.0%, and $5.4 million, or 16.1%, respectively. The decrease in interest expense was the result of a decrease in average debt outstanding due to debt paydowns, net of acquisitions, in fiscal year 2003, and continued paydowns in fiscal year 2004, as well as a reduction in the weighted average cost of debt in fiscal year 2004 compared to fiscal year 2003. The lower weighted average cost of debt was a result of lower short-term interest rates, the June 2003 refinancing of our 9.0% Subordinated Promissory Note with a bank term loan, and to a lesser extent the November 2003 refinancing of our 8 3/4% Senior Subordinated Notes due 2009 with our 6 7/8% Senior Subordinated Notes due 2013. For the three month period ended December 31, 2003, our average debt outstanding decreased $54.2 million, or 5.6%, and our weighted average interest rate decreased 73 basis points as compared to the same period in prior year. For the six month period ended December 31, 2003, our average debt outstanding decreased $62.7 million, or 6.5% and our weighted average interest rate decreased 74 basis points as compared to the same period in prior year. Interest expense was also impacted by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $0.9 million and $1.8 million for the three and six month periods ended December 31, 2003, respectively, as compared to the same periods in the prior year when our interest rate swaps decreased interest expense by $0.6 million and $1.0 million.

Other (Income) Expense, Net

     Other (income) expense, net for the three and six month periods ended December 31, 2003 was $10.1 million and $14.2 million, respectively, as compared to $3.4 million and $1.7 million for the same periods in prior fiscal year. We include in other (income) expense, net costs which are not related to ongoing operations. The charges incurred for the three and six month periods ended December 31, 2003, respectively, relate to a charge of $9.2 million (for both the three and six months periods) for the repurchase premiums, net of unamortized original issue premiums, associated with the early redemption of our 8 3/4% Senior Subordinated Notes due 2009, litigation expense of $0.7 million and $1.7 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $1.0 million and $0.8 million related to the ongoing accretion of the cost to repurchase an option held by a third party to acquire one of our newspapers, $0.3 million and $1.0 million in costs associated with our unsuccessful bid for Freedom Communications, Inc., $(1.1) million and $0.8 million related to hedging activities, which did not qualify for hedge accounting under SFAS No. 133 and for the six months ended December 31, 2003, a net $0.7 million for various other costs not related to ongoing operations (for the three months ended, various other costs net to an immaterial amount and no amounts were individually significant).

Net Income

     We reported net income for the three and six month periods ended December 31, 2003 of $10.0 million and $14.3 million, respectively, as compared to net income of $12.2 million and $19.3 million for the same periods in prior fiscal year. In addition to the changes described above, net income was impacted by a $0.1 million and $0.4 million decrease in minority interest expense, respectively, for the three and six month periods ended December 31, 2003 as compared to the same periods in the prior fiscal year. Also impacting net income was a $1.0 million and $3.0 million decrease in income tax expense, respectively, for the three and six month periods ended December 31, 2003 as compared to the same periods in the prior fiscal year as a result of a decrease in income before taxes. Our effective tax rate was 40.5% and 40.4%, respectively, for the three and six months ended December 31, 2003, as compared to 39.0% and 39.6% for the same periods in the prior fiscal year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Liquidity and Capital Resources

     Our sources of liquidity are existing cash and other working capital, cash flows provided from operating activities, distributions from JOAs and the borrowing capacity under our bank credit facility. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. From time to time, we increase our newsprint inventories in anticipation of price increases. In the fourth quarter of our fiscal year 2003 and continuing into the first quarter of fiscal year 2004, we built newsprint inventories to delay the impact to us of an announced price increase. In general, our receivables have been collected on a timely basis.

     Net cash flows from operating activities were approximately $11.7 million and $18.2 million, respectively, for the six months ended December 31, 2003 and December 31, 2002, respectively. The decrease was primarily the result of the impact of the formation of the Texas-New Mexico Newspapers Partnership, whereby we discontinued consolidating our New Mexico operations (described earlier). Also, contributing to the change was a decrease in working capital, due to the changes described above in revenue, cost of sales and SG&A. These decreases were offset in part by the aforementioned fiscal year 2003 acquisitions.

     Net cash flows from investing activities were $17.9 million and $10.8 million, respectively, for the six months ended December 31, 2003 and 2002. The following items caused the majority of the change: a $5.2 million increase in distributions from equity investments, primarily related to distributions from the Texas-New Mexico Newspaper Partnership formed in March 2003; net cash used for business acquisitions for the six months ended December 31, 2003 was $19.4 million less than that of the corresponding period of the prior year; a $15.9 million increase in capital expenditures ($14.4 million of which was for the purchase of an airplane); and a $3.0 million decrease in distributions from unconsolidated JOAs due to prior year’s distribution from the Denver JOA including a distribution related to the sale of its office building.

     Net cash flows from financing activities were $(30.3) million and $(25.7) million for the six months ended December 31, 2003 and 2002, respectively. The activity for the six months ended December 31, 2003 includes $291.9 million of net proceeds from the issuance of $300.0 million of our 6 7/8% Senior Subordinated Notes due 2013, which were used along with available borrowings to repurchase all of our outstanding $300.0 million 8 3/4% Senior Subordinated Notes due 2009, for $309.4 million (including $9.4 million of repurchase premiums) and the refinancing of our bank credit facility. Prior year’s net paydown consisted primarily of normal borrowings and paydowns on long-term debt, as well as net borrowings to finance our second quarter fiscal year 2003 acquisitions in California. See “Liquidity” for further discussion of the issuance of the $300.0 million 6 7/8% Senior Subordinated Notes due 2013 and repurchase of our $300.0 million 8 3/4% Senior Subordinated Notes due 2009.

Liquidity

     On December 30, 2003, we refinanced our former bank credit facility, which at the time of its replacement had provided for borrowings of up to $485.0 million. Our new bank credit facility provides for borrowings of up to $600.0 million, consisting of a $350.0 million revolving credit facility and a $250.0 million “term loan B” facility. Availability under the revolving credit facility is permanently reduced by $100.0 million in December 2008. The final maturity of the revolving facility is December 30, 2009, and the final maturity of the term loan B facility is December 30, 2010. The new bank credit facility is guaranteed by the Company’s subsidiaries (with certain exceptions). Cash flows from operations for the next twelve months will be impacted by scheduled quarterly principal payments of $0.625 million under term loan “B” of our existing bank credit facility, which we intend to pay from operating cash flows. At December 31, 2003, the balance outstanding under the revolving credit portion of our credit agreement and term loan “B” was $123.2 million and $250.0 million, respectively. As of December 31, 2003, we had $221.1 million available for future borrowings under the revolver portion of our new bank credit facility, net of $5.7 million in outstanding letters of credit. See discussion of January 26, 2004 sale of 6 3/8% Senior Subordinated Notes below.

     On January 26, 2004, we completed the sale of $150.0 million of our 6 3/8% Senior Subordinated Notes due 2014 (or “6 3/8% Notes”) in a private placement. We intend to use the net proceeds of the offering together with cash on hand and borrowings under the new bank credit facility to purchase (by tender offer, in the open market or otherwise), no later than August 1, 2004, all of our outstanding $200.0 million aggregate principal amount 8 5/8% Senior Subordinated Notes due 2011 (“8 5/8% Notes”). Pending such repurchase, we used the net proceeds of this offering to reduce our borrowings under the revolving credit portion of our new bank credit facility to zero. As a result, we are currently accumulating cash. We expect to use the accumulated cash in the future to fund the repurchase of our 8 5/8% Notes, and for other general corporate purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Liquidity (continued)

     In January 1998, we entered into an option agreement in association with the acquisition financing related to one of our newspapers. The option entitles the holder to purchase the assets used in the publication of one of our newspaper properties, which the option holder can exercise or put to us based on a predetermined formula anytime after January 31, 2003. The option repurchase price is currently valued at approximately $16.0 million, and is recorded as a component of other long-term liabilities. If the option were put to us, we expect to fund the payment with available borrowings from our bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in our balance sheet as long-term.

     We are currently considering various strategic alternatives for our investment in Charleston Newspapers. Such strategic alternatives may include the sale of our interest in Charleston Newspapers, or other transactions that would increase or decrease our ownership interest in Charleston Newspapers.

     We have a call/put agreement under which our wholly-owned subsidiary York Newspapers, Inc. (“YNI”) can purchase our minority partner’s, York Daily Record Inc. (“YDR”), 42.5% interest in York Newspaper Company (“YNC”), or YDR can put its interest in YNC to YNI. The base call and put price is $32.0 million and $25.0 million, respectively, and is adjusted annually based on changes in the consumer price index (not to exceed 2.5%). The call option became exercisable on January 1, 2004 and expires on January 1, 2005. The put may be exercised at any time after the expiration of the call through June 30, 2008. We are currently evaluating our option to call YDR’s interest in YNC. No amounts are recorded in our financial statements related to this call/put agreement.

     The Denver Post Shareholder Agreement provides Media General and us with a put and a call option, respectively, on Media General’s 20% interest in The Denver Post Corporation. Media General’s put is currently exercisable and expires June 30, 2004. Our call option can be exercised beginning July 1, 2004 and expires June 30, 2005. The price of the put and call, if or when they are exercised, is based on the appraised fair market value of the Denver Post Corporation, less Permitted Debt of The Denver Post Corporation as defined in the Denver Post Shareholder Agreement. We have one year to close on the purchase from the date of any put notice. No amounts are recorded in our financial statements related to the put or call option. Media General has not exercised its put, and we are currently evaluating our option to call Media General’s 20% interest in The Denver Post Corporation once it becomes exercisable on July 1, 2004.

     Our ability to service our debt, fund planned capital expenditures, and repurchase or refinance our indebtedness will depend on our ability to generate operating cash flows in the future. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our bank credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

     Our various contractual obligations and funding commitments have changed as more fully described in Note 6: Long-Term Debt of our notes to the condensed consolidated financial statements. In addition, subsequent to December 31, 2003, we entered into an agreement to purchase 60,000 metric tons of newsprint over the next three years (a minimum of 20,000 metric tons per year) at an agreed upon adjusted index price in conjunction with the settlement of a lawsuit with one of our newsprint vendors (as more fully described in Note 4: Contingent Matters of our notes to the condensed consolidated financial statements).

     Our off-balance sheet arrangements have not materially changed from the disclosure made in our annual report on Form 10-K for the year ended June 30, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Capital Expenditures

	Capital Expenditures
	Six Months Ended December 31, 2003
	(In thousands)

		Non Wholly-
	Wholly-	Owned
	Owned	Subsidiaries
	Subsidiaries	and JOAs	Total
Carryover Projects from Prior Year	$2,032	$860	$2,892
Capital Projects	20,011	6,995	27,006

	22,043	7,855	29,898
Less Partners’ Share	—	(4,584)	(4,584)

	$22,043	$3,271	$25,314

Reconciliation of Capital Expenditures to Cash Flow Statement for the Six Months Ended December 31, 2003
Total Capital Expenditures			$25,314
Adjusted for Proportionate Share of Capital Expenditures at Unconsolidated JOAs and Minority’s Share of Capital Expenditures at Consolidated Subsidiaries			(773)

Capital Expenditures per Condensed Consolidated Statement of Cash Flows (Unaudited)			$24,541

Near Term Outlook

     Newsprint Prices.

     In January 2004, newsprint suppliers announced a $50 per metric ton price increase to be effective February 1, 2004. The February 1 announced increase was the fourth during the last eighteen months. Of the first three announced increases, only $85 per metric ton of the proposed total of $150 per metric ton took hold. We are uncertain as to whether all or a portion of the January 2004 increase will be implemented; however, we are not currently paying any of the increase. North American newsprint suppliers continue to take downtime and close newsprint mills in an attempt to more closely match supply with the demand. The January 2004 RISI (Resource Information Systems, Inc.) price index for 30 pound newsprint was $515 per metric ton compared to $465 in January 2003.

Recently Issued Accounting Standards

     See Note 1: Recently Issued Accounting Standards of our notes to the condensed consolidated financial statements for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Reconciliation of GAAP and Non-GAAP Financial Information

     The following tables have been provided to reconcile the Non-GAAP financial information (Adjusted EBITDA and Pro-Rata Consolidation Income Statement Data) presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary Supplemental Non-GAAP Financial Data” of this Form 10-Q to their most directly comparable GAAP measures (Cash Flows from Operating Activities and GAAP Income Statement Data).

     Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (non-GAAP measure).

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(In thousands)
NON-GAAP FINANCIAL DATA(a)

Cash Flows from Operating Activities (GAAP measure)	$2,225	$8,687	$11,721	$18,182

Net Change in Operating Assets and Liabilities	24,066	18,679	26,470	24,180
Interest Expense	14,010	16,487	28,088	33,470
Bad Debt Expense	(1,885)	(2,314)	(4,154)	(4,765)
Pension (Income) Expense, Net of Cash Contributions	(388)	(141)	(549)	(73)
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(d)	11,782	10,828	23,195	21,624
Net Cash Related to Other (Income), Expense	(1,560)	(780)	328	150

Adjusted EBITDA	48,250	51,446	85,099	92,768
Minority Interest in Adjusted EBITDA	(15,351)	(14,787)	(26,626)	(26,237)
Combined Adjusted EBITDA of Unconsolidated JOAs	15,471	13,149	24,363	22,268
Distributions from Texas-New Mexico Newspapers Partnership(b)	1,900	—	4,696	—

Adjusted EBITDA Available to Company	$50,270	$49,808	$87,532	$88,799

Footnotes for table above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results.”

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, York Newspaper Company and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by Distributions from the Texas-New Mexico Newspapers Partnership (see footnote b).

(b)	Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make monthly distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). These distributions have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations.

(c)	Not meaningful.

(d)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail. See Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of this adjustment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Reconciliation of GAAP and Non-GAAP Financial Information (continued)

Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. Dollar amounts shown are in thousands. Footnotes are described on the following page.

	Three Months Ended December 31, 2003
		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented	Minority Interest	Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$195,639	$(4,928)	$82,757	$273,468

Income from Unconsolidated JOAs	10,974	—	(10,974)	—

Cost of Sales	58,998	(1,008)	32,075	90,065
Selling, General and Administrative	88,391	(1,568)	35,211	122,034
Depreciation and Amortization	9,825	(63)	3,881	13,643
Interest Expense	14,010	(23)	74	14,061
Other (Income) Expense, Net	10,094	(110)	542	10,526

Total Costs and Expenses	181,318	(2,772)	71,783	250,329

Minority Interest	(11,727)	2,156	—	(9,571)

Net Income	9,986	—	—	9,986

Adjusted EBITDA	$48,250	$(2,352)	$15,471	$61,369

	Six Months Ended December 31, 2003
		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented	Minority Interest	Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$380,716	$(9,479)	$158,804	$530,041

Income from Unconsolidated JOAs	15,743	—	(15,743)	—

Cost of Sales	117,202	(1,970)	63,320	178,552
Selling, General and Administrative	178,415	(3,189)	71,121	246,347
Depreciation and Amortization	20,050	(208)	7,679	27,521
Interest Expense	28,088	(48)	150	28,190
Other (Income) Expense, Net	14,228	(49)	791	14,970

Total Costs and Expenses	357,983	(5,464)	143,061	495,580

Minority Interest	(19,888)	4,015	—	(15,873)

Net Income	14,294	—	—	14,294

Adjusted EBITDA	$85,099	$(4,320)	$24,363	$105,142

	Three Months Ended December 31, 2002
		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented	Minority Interest	Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$195,022	$(4,625)	$80,691	$271,088

Income from Unconsolidated JOAs	10,890	—	(10,890)	—

Cost of Sales	56,466	(953)	32,184	87,697
Selling, General and Administrative	87,110	(1,498)	35,358	120,970
Depreciation and Amortization	11,200	(137)	3,604	14,667
Interest Expense	16,487	(28)	89	16,548
Other (Income) Expense, Net	3,390	(13)	(1,435)	1,942

Total Costs and Expenses	174,653	(2,629)	69,800	241,824

Minority Interest	(11,811)	1,996	—	(9,815)

Net Income	12,180	—	—	12,180

Adjusted EBITDA	$51,446	$(2,174)	$13,149	$62,421

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Reconciliation of GAAP and Non-GAAP Financial Information (continued)

     Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidated basis (continued) Dollar amounts shown are in thousands.

	Six Months Ended December 31, 2002
		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented	Minority Interest	Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$374,341	$(8,889)	$155,282	$520,734

Income from Unconsolidated JOAs	15,139	—	(15,139)	—

Cost of Sales	109,567	(1,772)	62,940	170,735
Selling, General and Administrative	172,006	(2,972)	70,074	239,108
Depreciation and Amortization	21,276	(273)	8,074	29,077
Interest Expense	33,470	(54)	172	33,588
Other (Income) Expense, Net	1,681	(39)	(1,117)	525

Total Costs and Expenses	338,000	(5,110)	140,143	473,033

Minority Interest	(20,277)	3,779	—	(16,498)

Net Income	19,302	—	—	19,302

Adjusted EBITDA	$92,768	$(4,145)	$22,268	$110,891

(1)	Adjustment to Eliminate 42.5% Minority Interest in York JOA eliminates the York Newspaper Company JOA minority partner’s 42.5% share from the individual line items with a corresponding adjustment to GAAP minority interest. The difference between the minority interest adjustment provided in the reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidated basis (non-GAAP measure) and the pro-rata minority interest adjustment above is that certain items (Depreciation and Amortization, Interest Expense and Other (Income) Expense, Net) are excluded from Minority Interest in Adjusted EBITDA.

(2)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs. Our interest in the earnings of Newspaper Agency Corporation (Salt Lake City) is 58%, while our interests in Denver Newspaper Agency and Charleston Newspapers are 50%. This adjustment also includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail. See Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidated basis (Non-GAAP measure).

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
		(In thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$2,225	$8,687	$11,721	$18,182

Net Change in Operating Assets and Liabilities	24,066	18,679	26,470	24,180
Interest Expense	14,010	16,487	28,088	33,470
Bad Debt Expense	(1,885)	(2,314)	(4,154)	(4,765)
Pension (Income) Expense, Net of Cash Contributions	(388)	(141)	(549)	(73)
Net Cash Related to Other (Income), Expense	(1,560)	(780)	328	150
Combined Adjusted EBITDA of Unconsolidated JOAs(d)	15,471	13,149	24,363	22,268
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the JOAs(e)	11,782	10,828	23,195	21,624
Minority Interest in Adjusted EBITDA of York Newspaper Company(f)	(2,352)	(2,174)	(4,320)	(4,145)

Adjusted EBITDA	61,369	62,421	105,142	110,891
Minority Interest in Adjusted EBITDA	(12,999)	(12,613)	(22,306)	(22,092)
Distributions from Texas-New Mexico Newspapers Partnership(b)	1,900	—	4,696	—

Adjusted EBITDA Available to Company	$50,270	$49,808	$87,532	$88,799

Footnotes for table above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary Supplemental Non-GAAP Financial Data.”

(a)	Non-GAAP Financial Data (Pro-Rata Other Data). Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by Distributions from the Texas-New Mexico Newspapers Partnership (see footnote b). Note that pro-rata consolidation already takes into account our proportionate share of the results from our unconsolidated JOAs and factors out the minority interest associated with York Newspaper Company, our GAAP consolidated JOA.

(b)	Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make monthly distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). These distributions have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations.

(c)	Not meaningful.

(d)	Combined Adjusted EBITDA of Unconsolidated JOAs is calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column presented under “- Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(e)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOAs includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail. See Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(f)	Minority Interest in Adjusted EBITDA of York Newspaper Company is calculated as total revenues, less cost of sales and SG&A expense from the Adjustment to Eliminate 42.5% Minority Interest in York JOA column presented under “- Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK

Debt and Related Interest Rate Swaps

     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes the bank term loan and bank credit facility. Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. The nature and position of our interest rate swaps have not materially changed from the disclosure made in our annual report on Form 10-K for the year ended June 30, 2003. Our bank debt has been refinanced as described in Note 6: Long-Term of the notes to the condensed consolidated financial statements and “Liquidity.”

EXHIBIT INDEX

Exhibits

3.1	Second Restated and Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed January 14, 2004)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed January 14, 2004)

4.1	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.2	Registration Rights Agreement dated as of November 25, 2003 between MediaNews Group, Inc. as Issuer and Deutsche Bank Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, BNY Capital Markets, Inc., Fleet Securities, Inc. and McDonald Investments Inc.

4.3	Form of MediaNews Group, Inc.’s unregistered 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.1)

4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee

4.5	Registration Rights Agreement dated as of January 26, 2004 between MediaNews Group, Inc. as Issuer and Deutsche Bank Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, Credit Lyonnais Securities (USA) Inc., and Stephens Inc.

4.6	Form of MediaNews Group, Inc.’s unregistered 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4)

10.1	Credit Agreement dated as of December 30, 2003 by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed January 14, 2004)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.