Form 10-K/A
period 2003-06-30
MEDIANEWS GROUP INC
filed 2004-03-30
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

NONE

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No. [X]

     State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Class of Voting Stock and Number of Shares Held by
Non-Affiliates at December 31, 2003		Market Value Held by Non-Affiliates

Class A	157,576 shares	Unavailable

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Common Stock at March 29, 2004

Class A	2,298,346 shares

     Documents Incorporated by Reference: None

EXPLANATORY NOTE

     This Form 10-K/A is being filed for the sole purpose of including in MediaNews Group, Inc.’s Form 10-K for the year ended June 30, 2003 the audited financial statements of Newspaper Agency Corporation (NAC) for the years ended December 31, 2003 and 2002 as required by Rule 3-09 of Regulation S-X. NAC is the managing entity of a Joint Operating Agency (JOA) agreement between Kearns-Tribune, LLC (a wholly owned subsidiary of MediaNews Group, Inc.) and the Deseret News Publishing Company. Under the terms of the JOA agreement, NAC is responsible for performing all the business functions of The Salt Lake Tribune and the Deseret Morning News, including advertising and circulations sales, production and distribution. News and editorial costs related to The Salt Lake Tribune are performed separately from NAC and are the sole responsibility of Kearns-Tribune, LLC. Similarly, news and editorial costs related to the Deseret Morning News are the sole responsibility of Deseret News Publishing Company, the other party to the JOA. While Kearns-Tribune, LLC owns 50% of NAC, earnings of NAC are allocated 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company (owner of the Deseret Morning News), because The Salt Lake Tribune has greater circulation than the Deseret Morning News. Item 15 is also amended to include the list of NAC financial statements being filed herewith and the related independent auditors’ report, and certifications by the Chief Executive Officer, President, and the Chief Financial Officer of MediaNews Group, Inc. No other information contained in MediaNews Group’s Form 10-K for the year ended June 30, 2003, has been updated or amended by this Form 10-K/A.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following financial statements and exhibits are filed as part of this report

1.	Financial Statements
Newspaper Agency Corporation
Independent auditors’ report
Balance sheets December 31, 2003 and 2002
Statements of earnings and retained earnings for the years ended December 31, 2003 and 2002
Statements of cash flows for the years ended December 31, 2003 and 2002
Notes to financial statements

3.	Exhibits See accompanying index to exhibits on page 18.

NEWSPAPER AGENCY CORPORATION

Financial Statements

December 31, 2003 and 2002

(With Independent Auditors’ Report Thereon)

NEWSPAPER AGENCY CORPORATION

Financial Statements

December 31, 2003 and 2002

Independent Auditors’ Report

The Board of Directors
Newspaper Agency Corporation:

We have audited the accompanying balance sheets of Newspaper Agency Corporation as of December 31, 2003 and 2002 and the related statements of earnings and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newspaper Agency Corporation at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Salt Lake City, Utah
March 12, 2004

NEWSPAPER AGENCY CORPORATION

Balance Sheets

December 31, 2003 and 2002

Assets	2003	2002
Current assets:
Cash and cash equivalents	$1,927,835	$30,660
Receivables:
Trade accounts:
Advertising	12,974,064	13,051,107
Circulation	1,256,528	1,072,267
Principals	3,976,991	1,216,055
Other	352,554	270,483
Less allowance for doubtful receivables	(347,077)	(401,306)

Net receivables	18,213,060	15,208,606

Inventories	1,953,569	2,098,339
Prepaid Principals’ compensation	—	2,099,374
Prepaid expenses	593,348	487,838

Total current assets	22,687,812	19,924,817

Cash value of life insurance, net	342,623	366,467
Net prepaid pension costs	15,895,777	15,905,710
Other assets	23,350	23,350

Total other assets	16,261,750	16,295,527

Total assets	$38,949,562	$36,220,344

See accompanying notes to financial statements.

Liabilities and Stockholders’ Equity	2003	2002
Current liabilities:
Accounts payable	$2,851,953	$2,643,668
Accrued salaries and benefits	3,063,852	3,087,586
Deferred subscription and advertising revenue	2,456,304	2,411,084
Compensation due to Principals	40,828	—
Income taxes payable	1,222,366	—
Other liabilities	331,672	101,087

Total current liabilities	9,966,975	8,243,425

Postretirement and postemployment benefit liabilities	3,666,982	3,516,452
Compensation due to Principals associated with net prepaid pension costs	15,339,077	15,349,010
Deferred income taxes	—	189,278

Total liabilities	28,973,034	27,298,165

Stockholders’ equity:
Common stock, $100 par value. Authorized, issued, and outstanding 100 shares	10,000	10,000
Retained earnings	9,966,528	8,912,179

Total stockholders’ equity	9,976,528	8,922,179

Total liabilities and stockholders’ equity	$38,949,562	$36,220,344

NEWSPAPER AGENCY CORPORATION

Statements of Earnings and Retained Earnings

Years ended December 31, 2003 and 2002

	2003	2002
Revenues, net of commissions and discounts:
Advertising	$104,050,195	$99,162,830
Circulation	28,106,588	25,714,173
Other	2,241,436	2,566,682

	134,398,219	127,443,685

Costs and expenses:
Cost of sales	56,061,745	53,702,584
Selling, general and administrative	24,455,386	20,946,187
Principals’ compensation	52,008,488	50,958,591

	132,525,619	125,607,362

Earnings before federal income taxes	1,872,600	1,836,323
Income tax expense	(818,251)	(612,519)

Net earnings	1,054,349	1,223,804
Retained earnings at beginning of year	8,912,179	7,688,375

Retained earnings at end of year	$9,966,528	$8,912,179

See accompanying notes to financial statements.

NEWSPAPER AGENCY CORPORATION

Statements of Cash Flows

Years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net earnings	$1,054,349	$1,223,804
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for/(recovery of) losses on receivables	674,449	(143,409)
Loss on sale of securities	—	52,929
Deferred income tax (benefit)/expense	(189,278)	13,869
Changes in operating assets and liabilities:
Advertising receivables	(218,049)	174,810
Circulation receivables	(617,847)	(117,696)
Receivable from Principals	(2,760,936)	(777,693)
Other receivables	(82,071)	28,059
Inventories	144,770	(154,844)
Prepaid expenses	(105,510)	(20,010)
Cash value of life insurance, net	23,844	(5,251)
Net prepaid pension costs	9,933	(1,165,439)
Other assets	—	(8,750)
Accounts payable	208,285	123,350
Accrued salaries and benefits	(23,734)	35,437
Deferred revenue	45,220	60,081
Compensation due from/to Principals	2,140,202	(2,494,608)
Income taxes payable	1,222,366	—
Other liabilities	230,585	(542,650)
Compensation due to Principals associated with net prepaid pension costs	(9,933)	1,124,648
Postretirement and postemployment benefit liabilities	150,530	(168,397)

Net cash provided by (used in) operating activities	1,897,175	(2,761,760)

Cash flows from investing activities:
Sale of available-for-sale securities, net	—	1,116,442

Net cash provided by investing activities	—	1,116,442

Net increase (decrease) in cash and cash equivalents	1,897,175	(1,645,318)
Cash and cash equivalents at beginning of year	30,660	1,675,978

Cash and cash equivalents at end of year	$1,927,835	$30,660

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$292,000	$618,744

See accompanying notes to financial statements.

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2003 and 2002

(1)	Organization and Business

Newspaper Agency Corporation (the Company) is a joint operating agency and was incorporated on August 30, 1952 as a result of a Joint Operating Agreement (JOA) made on August 12, 1952 (amended and restated on June 1, 1982 and January 2, 2001), between Kearns-Tribune, LLC and Deseret News Publishing Company (the Principals). The Principals each own 50% of the common stock of the Company. The Joint Operating Agreement expires December 31, 2020 with renewal options beyond that date.

The Company was organized as a joint operating agency to manage, print, distribute, and handle the advertising, under the terms of the JOA, for the respective Utah daily newspapers, The Salt Lake Tribune and The Deseret Morning News. In fulfilling this responsibility the Company is primarily obligated to fulfill advertising contracts, circulation contracts, compensate its employees and pay its vendors. The Principals maintain separate control and direction of their editorial and news departments and the advertising policies of their respective newspapers. All of the buildings, machinery, and equipment used in the operations of the Company are owned jointly by the Principals. In addition, under the amended JOA, the Company, acting upon approval from the Principals, may procure equipment that is deemed necessary or advisable for the efficient publication of the newspapers. The Company bills the Principals, at cost, for such equipment purchases and other direct charges (note 3). The Principals have also agreed to make available for the use of the Company all records, office equipment, and other facilities necessary to enable the Company to carry out the purposes, objects, terms, and conditions of the JOA.

Pursuant to the JOA as amended, the Company retains 3.5% of revenues collected on behalf of the JOA parties in excess of its expenses as a commission. The Company is obligated to compensate the parties to the JOA any amount in excess of its 3.5% commission for services, including, but not limited to, the provision of editorial content used by the Company in the publication and distribution of The Salt Lake Tribune and The Deseret Morning News along with the sole right to produce these newspapers for the Utah market. Such compensation is generally allocated 58% to Kearns-Tribune, LLC and 42% to Deseret News Publishing Company; however, where one of the newspapers determines as a matter of editorial policy not to carry certain classifications of advertising or certain particular advertisements, such compensation is allocated in accordance with the JOA. Principals’ compensation has been reflected as an expense in the accompanying financial statements.

(2)	Summary of Significant Accounting Policies and Other Matters

(a)	Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2003 and 2002

(b)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines its allowance based on past due balances over 90 days and specified amounts individually identified for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(c)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (LIFO) for newsprint. For supplies and parts the first-in, first-out method (FIFO) is used to determine cost. Inventories as of December 31 are summarized as follows:

	2003	2002
Newsprint	$1,653,445	$1,944,325
Supplies and parts	300,124	154,014

	$1,953,569	$2,098,339

Estimated replacement cost of newsprint inventories exceeded the LIFO inventory value by approximately $778,000 and $525,000 at December 31, 2003 and 2002, respectively.

(d)	Revenue Recognition

Advertising revenue is recognized when advertisements are published, inserted, or displayed and are net of provisions for estimated rebates, credit, and rate adjustments and discounts. Circulation revenue includes single copy and home delivery subscription revenue. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for returns. Home delivery subscription revenue is earned and recognized when the newspaper is delivered to the customer or sold to a third party. Amounts received in advance of the advertisement or newspaper delivery are deferred and recorded as a current liability to be recognized as income when the revenue has been earned.

(e)	Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for 2003 and 2002 were approximately $784,000 and $70,000, respectively.

(f)	Income Taxes

The Company reports the amount it is allowed to retain, in accordance with the Joint Operating Agreement, as income for purposes of calculating income taxes.

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2003 and 2002

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their respective carrying amounts for financial reporting purposes, referred to as “temporary differences.” Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

During calendar year 2003, in connection with its income tax return for calendar year 2002, the Company changed the way it reports temporary differences for income tax reporting purposes. The Company’s previous method was to report its 3.5% proportionate retention in all related temporary items (primarily associated with its net prepaid pension costs). Under the new method, the Company no longer reports on its income tax return any temporary differences, as these items are now reflected in their entirety on the individual tax returns of the Company’s Principals.

(g)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses. Actual results could differ from the estimates.

(h)	Recently Issued Accounting Standards

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is a least actuarially equivalent to Medicare Part D. The Company’s postretirement benefit plan offers a prescription drug benefit and therefore under the Financial Accounting Standards Board Statement No. 106, Employers’ Accounting for Postretirement Benefits Other that Pensions (SFAS No. 106), the plan’s accumulated postretirement benefit obligations would be required to be remeasured as a result of the Act. However, on January 12, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position on SFAS No. 106 (FSP-SFAS No. 106) which permits sponsors to make a one-time election to defer accounting for the effects of the Act and disclosures related to the plan required by FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (see further discussion which follows), until authoritative guidance on the accounting for the federal subsidy is issued or until certain other events that would require remeasurement occur (for example, a plan amendment, settlement, or curtailment, if such event occurs subsequent to January 21, 2004, but prior to the issuance of additional authoritative guidance) at which time accounting for the Act’s effects on the plan would be required. The Company has elected to defer accounting for the effects of the Act on the plan’s accumulated postretirement benefit obligations. As previously discussed, authoritative guidance on the accounting for the federal subsidy is pending, and guidance, when issued, could require the Company to change previously reported information. The Company is in the process of evaluating the economic consequences of the Act, including determining whether the plan would need to be amended.

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2003 and 2002

In December 2003, the FASB issued revised Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132). The revised SFAS No. 132 requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Annual disclosures are required for fiscal years ending after June 15, 2004 for nonpublic entities, which for the Company is December 31, 2004. Adoption of the provisions of revised SFAS No. 132 impacts disclosures only and will not impact the Company’s financial position or results of operations.

(i)	Employees

Certain employees of the Company are employed under collective bargaining agreements, which do not expire until calendar year 2005.

(3)	Related-Party Transactions and Balances

Transactions with the Principals for the years ended December 31, 2003 and 2002 and the related balances as of December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Current receivables due from Principals:
Kearns-Tribune, LLC	$209,608	$137,777
Deseret News Publishing Company	650,910	1,078,278
Unallocated other	3,116,473	—

	$3,976,991	$1,216,055

Prepaid Principals’ compensation/compensation due to Principals:
Kearns-Tribune, LLC	$(87,747)	$1,153,571
Deseret News Publishing Company	46,919	945,803

	$(40,828)	$2,099,374

Compensation due to Principals associated with net prepaid pension costs:
Kearns-Tribune, LLC	$8,896,665	$8,902,426
Deseret News Publishing Company	6,442,412	6,446,584

	$15,339,077	$15,349,010

Principals’ compensation (statement of earnings):
Kearns-Tribune, LLC	$30,316,325	$29,693,125
Deseret News Publishing Company	21,692,163	21,265,466

	$52,008,488	$50,958,591

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2003 and 2002

(4)	Employee Benefit Plans

(a)	Pension Plan

The Company has a noncontributory defined benefit pension plan covering substantially all employees with service in excess of one year. Benefits are provided upon retirement, disability, death, or termination of employment. Benefits are payable in monthly installments, in an amount determined as a percentage of compensation. The Company makes contributions in amounts determined by its board of directors based on minimum and maximum funding levels recommended by the plan’s actuaries.

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2003 and 2002:

	2003	2002
Benefit obligation at beginning of year	$22,953,226	$21,978,271
Service cost	985,482	840,542
Interest cost	1,561,858	1,499,571
Actuarial loss	3,663,385	2,116,012
Benefits paid	(2,125,177)	(2,219,234)
Retiree medical benefits paid	(895,000)	(1,100,000)
Administrative expenses paid	(176,946)	(161,936)

Benefit obligation at end of year	$25,966,828	$22,953,226

Fair value of plan assets at beginning of year	$30,628,205	$37,253,642
Actual return on plan assets	5,185,371	(3,144,267)
Benefits paid	(2,125,177)	(2,219,234)
Administrative expenses and retiree medical benefits paid	(1,071,946)	(1,261,936)

Fair value of plan assets at end of year	$32,616,453	$30,628,205

Funded status of plan	$6,649,625	$7,674,979
Unrecognized net actuarial loss	9,806,085	9,350,592
Unrecognized net transition asset	(559,933)	(1,119,861)

Net prepaid benefit cost	$15,895,777	$15,905,710

Weighted average assumption as of December 31:
Discount rate	6.25%	6.75%
Expected return on plan assets	8.00	8.00
Rate of compensation increase	5.00	5.00

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2003 and 2002

The components of Newspaper Agency Corporation’s net periodic pension expense (benefit) associated with its defined benefit retirement plan at December 31 are as follows:

	2003	2002
Service cost	$985,482	$840,542
Interest cost	1,561,858	1,499,571
Expected return on assets	(2,415,316)	(2,945,624)
Net actuarial loss recognition	437,837	—
Transition asset recognition	(559,928)	(559,928)

Net periodic pension expense (benefit)	$9,933	$(1,165,439)

(b)	Postretirement Health Plan

In addition to the Company’s defined benefit pension plan, the Company sponsors a health care plan that provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The postretirement plan is contributory, with retiree contributions adjusted annually. The plan also contains other cost-sharing features such as deductibles and coinsurance. The Company’s current funding policy is to fund the postretirement plan when the benefits are paid.

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status at December 31:

	2003	2002
Benefit obligation at beginning of year	$8,115,324	$7,690,032
Service cost	178,244	160,804
Interest cost	705,874	578,000
Actuarial loss	3,381,090	787,095
Benefits paid	(912,944)	(1,100,607)

Benefit obligation at end of year	$11,467,588	$8,115,324

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	912,944	1,100,607
Benefits paid	(912,944)	(1,100,607)

Fair value of plan assets at end of year	$—	$—

Funded status of plan	$(11,467,588)	$(8,115,324)
Unrecognized actuarial loss/(gain)	2,970,780	(292,432)
Unrecognized prior service cost	(2,220,429)	(2,844,145)
Unrecognized net transition obligation	7,184,000	7,984,000

Accrued postretirement cost	$(3,533,237)	$(3,267,901)

Weighted average assumption as of December 31:
Discount rate	6.25%	6.75%

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2003 and 2002

For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003 and assumed to grade to 5.0% in 2012 and remain constant thereafter.

The Company accrued postemployment benefit costs of approximately $134,000 and $249,000 as of December 31, 2003 and 2002, respectively, for estimated future health insurance premiums to be paid on behalf of certain employees that have been disabled.

The components of Newspaper Agency Corporation’s net benefit cost associated with its postretirement health plan at December 31 is as follows:

	2003	2002
Service cost	$178,244	$160,804
Interest cost	705,874	578,000
Actuarial loss	117,878	—
Amortization of prior service cost	(623,716)	(623,716)
Amortization of net transition obligation	800,000	800,000

Net benefit cost	$1,178,280	$915,088

Assumed health care cost trends can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest cost components	$40,200	$35,718
Effect on accumulated benefit obligation	677,084	600,088

The Company has an IRS Code Section 401(h) medical benefits account. Through this account, qualified retiree medical benefits provided by the Company are paid by excess pension plan assets. In 2003 and 2002, $895,000 and $1,100,000, respectively, of retiree medical benefits were paid through this 401(h) account.

(c)	Other Plans

The Company also has two 401(k) savings plans: the Retirement Savings Plan for union employees and the Security Savings Plan for nonunion employees. The 401(k) plans include substantially all employees with service in excess of one year. Participants in the 401(k) plans may elect to defer from 1% to 15% of their compensation. For the Security Savings Plan, the Company will make a matching contribution of 50% of the participant’s contribution up to 6% of the participant’s compensation. The Company made contributions to the Security Savings Plan totaling approximately $234,000 and $265,000 for 2003 and 2002, respectively.

The Company also made contributions to various union pension plans totaling approximately $113,000 and $130,000 for 2003 and 2002, respectively. The Company has no liability with respect to contributions to these plans other than its monthly contribution, which is contractually determined.

(5)	Commitments

The Company occupies facilities and uses certain equipment under noncancelable leases that are accounted for as operating leases. Total rental expense for operating leases for 2003 and 2002, including contingent rentals, was approximately $540,000 and $506,000, respectively.

Future minimum lease payments under such leases as of December 31, 2003 are as follows (lease terms under such leases do not extend beyond December 31, 2007):

Year ended December 31:
2004	$140,939
2005	42,532
2006	28,800
2007	24,000

$236,271

Rental expense for 2003 and 2002 includes approximately $449,000 and $431,000, respectively, for real properties leased from the Newspaper Agency Corporation Pension Plan (the Plan) (note 4) and Kearns-Tribune, LLC, related parties of the Company. The lease agreement with Kearns-Tribune, LLC is on a month-to-month basis.

In relation to the lease agreement between the Plan and the Company, an exemption from the prohibited transaction restrictions of ERISA was received and became effective August 1, 1983. The lease agreement between the Plan and the Company expires July 31, 2006. The annual rent is approximately $197,000, payable in monthly installments. The Company has an option to extend the term of the lease for four separate and additional consecutive periods of one year each not to exceed four such periods. Any such extensions shall be on the same terms and conditions set forth in the lease (except for rent). The landlord may at any time upon six months written notice to the tenant terminate this lease and the tenant’s occupancy hereunder. In addition, the Company is required to pay all property taxes, insurance, repairs, and maintenance on this real property.

(6)	Contingencies

At December 31, 2003, the Company had issued and outstanding three letters of credit for $700,000, $500,000, and $225,000 related to its workers’ compensation insurance policies as required by its current and previous providers. The insurers have the right to call upon these letters of credit if the Company defaults on its workers’ compensation obligations. No events of default have occurred during the most recent two annual periods ended December 31, 2003 and 2002, respectively.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

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

10.14*
-Partnership Agreement of California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC, Donrey Newspapers LLC, the Sun Company of San Bernardino, California and MediaWest-SBC, Inc. dated March 31, 1999

10.15*
-Contribution Agreement dated March 3, 1999 by and among Garden State Newspapers, Inc., Alameda Newspapers, Inc., V&P Publishing, Inc., Internet Media Publishing, Inc., DR Partners, MediaWest-SBC, Inc.and The Sun Company of San Bernardino, California

10.16*	-Third Amended and Restated Shareholders’ Agreement dated as of June 30, 1999 among the shareholders of Denver Newspapers, Inc.

10.17*	-Tax Agreement dated as of June 30, 1999 among the Shareholders of Denver Newspapers, Inc.

Exhibit
No.	Description
(now known as The Denver Post Corporation)

10.18*
-Asset Purchase Agreement dated June 30, 2000 between Penn Jersey Advance, Inc. and MediaNews Group, Inc. and its wholly-owned subsidiaries, Long Beach Publishing Company, Easton Publishing Company, South Jersey Newspapers Company and Internet Media Publishing, Inc.

10.19*	-Asset Purchase Agreement dated as of July 10, 2000 among Thomson Newspapers, Inc., Thomson Newspapers Licensing Corporation, TN Customer Holding LLC and MediaNews Group, Inc.

10.20*	-Asset Purchase Agreement dated as of December 1, 2000, between AT&T Broadband LLC and MediaNews Group, Inc.

10.21*	-Credit Agreement, dated as of May 12, 1999, as Amended and Restated as of January 2, 2001.

10.22*	-Amendment No. 1 dated May 11, 2001, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.

10.23*	-Amendment No. 2 dated December 27, 2001, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.

10.24*	-Amendment No. 3 dated March 17, 2003, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.

10.25*	-Amendment No. 4 dated May 15, 2003, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.

12.1*	-Computation of Ratio Earnings to Fixed Charges

21.1*	-Subsidiaries of Registrant

31.1	-Section 302 Certification of William Dean Singleton

31.2	-Section 302 Certification of Joseph J. Lodovic, IV

31.3	-Section 302 Certification of Ronald A. Mayo

32.1	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously Filed

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIANEWS GROUP, INC.
Date: March 29, 2004	By:	/s/ William Dean Singleton
William Dean Singleton
Vice Chairman, Chief Executive Officer and Director

By:	/s/ Joseph J. Lodovic
Joseph J. Lodovic
President

By:	/s/ Ronald A. Mayo
Ronald A. Mayo
Vice President and Chief Financial Officer

Exhibit Index

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

10.14*
-Partnership Agreement of California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC, Donrey Newspapers LLC, the Sun Company of San Bernardino, California and MediaWest-SBC, Inc. dated March 31, 1999

10.15*
-Contribution Agreement dated March 3, 1999 by and among Garden State Newspapers, Inc., Alameda Newspapers, Inc., V&P Publishing, Inc., Internet Media Publishing, Inc., DR Partners, MediaWest-SBC, Inc.and The Sun Company of San Bernardino, California

10.16*	-Third Amended and Restated Shareholders’ Agreement dated as of June 30, 1999 among the shareholders of Denver Newspapers, Inc.

10.17*	-Tax Agreement dated as of June 30, 1999 among the Shareholders of Denver Newspapers, Inc.

Exhibit
No.	Description
(now known as The Denver Post Corporation)

10.18*
-Asset Purchase Agreement dated June 30, 2000 between Penn Jersey Advance, Inc. and MediaNews Group, Inc. and its wholly-owned subsidiaries, Long Beach Publishing Company, Easton Publishing Company, South Jersey Newspapers Company and Internet Media Publishing, Inc.

10.19*	-Asset Purchase Agreement dated as of July 10, 2000 among Thomson Newspapers, Inc., Thomson Newspapers Licensing Corporation, TN Customer Holding LLC and MediaNews Group, Inc.

10.20*	-Asset Purchase Agreement dated as of December 1, 2000, between AT&T Broadband LLC and MediaNews Group, Inc.

10.21*	-Credit Agreement, dated as of May 12, 1999, as Amended and Restated as of January 2, 2001.

10.22*	-Amendment No. 1 dated May 11, 2001, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.

10.23*	-Amendment No. 2 dated December 27, 2001, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.

10.24*	-Amendment No. 3 dated March 17, 2003, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.

10.25*	-Amendment No. 4 dated May 15, 2003, to Credit Agreement, dated as of May 12, 1999, as amended and restated as of January 2, 2001.

12.1*	-Computation of Ratio Earnings to Fixed Charges

21.1*	-Subsidiaries of Registrant

31.1	-Section 302 Certification of William Dean Singleton

31.2	-Section 302 Certification of Joseph J. Lodovic, IV

31.3	-Section 302 Certification of Ronald A. Mayo

32.1	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously Filed