Form 10-Q
period 2004-03-31
MEDIANEWS GROUP INC
filed 2004-05-17
CIK 918944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2004
OR

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

Indicate by check mark whether a registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)           No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (  )           No (X)

The total number of shares of the registrant’s Class A Common Stock outstanding as of May 14, 2004 was 2,298,346.

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2004

Item No.		Page
	PART I — FINANCIAL INFORMATION
1	Financial Statements	3
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
3	Quantitative and Qualitative Disclosure of Market Risk	3
4	Controls and Procedures	3
	PART II — OTHER INFORMATION
1	Legal Proceedings	4
2	Changes in Securities and Use of Proceeds	N/A
3	Defaults Upon Senior Securities	N/A
4	Submission of Matters to a Vote of Security Holders	N/A
5	Other Information	N/A
6	Exhibits and Reports on Form 8-K	4
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

     The information required by this item is filed as part of this report on Form 10-Q. See Index to Financial Information on page 6 of this report on Form 10-Q.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is filed as part of this report on Form 10-Q. See Index to Financial Information on page 6 of this report on Form 10-Q.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The information required by this item is filed as part of this report on Form 10-Q. See Index to Financial Information on page 6 of this report on Form 10-Q.

ITEM 4: CONTROLS AND PROCEDURES

     As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information required by this item is filed as part of this report on Form 10-Q as Note 4 of the Notes to Condensed Consolidated Financial Statements. See Index to Financial Information on page 6 of this report on Form 10-Q.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

See Exhibit Index for list of exhibits filed with this report.

Reports on Form 8-K

A Current Report on Form 8-K was submitted January 14, 2004, in connection with (1) under Item 5, the commencement of a private placement of $150.0 million of Senior Subordinated Notes due 2014, (2) under Item 7, exhibits, and (3) under Item 9, the consummation of the sale of our $300.0 million 6 7/8% Senior Subordinated Notes due 2013, the December 30, 2003 refinancing of our bank credit facility, and various other Regulation FD disclosures.

FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements contained herein and elsewhere in this report are based on current expectations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” “believe,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated and should be viewed with caution. Potential risks and uncertainties that could adversely affect our ability to obtain these results, and in most instances are beyond our control, include, without limitation, the following factors: (a) increased consolidation among major retailers, bankruptcy or other events that may adversely affect business operations of major customers and depress the level of local and national advertising, (b) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising, (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors, (d) increases in newsprint costs over the level anticipated, (e) labor disputes which may cause revenue declines or increased labor costs, (f) acquisitions of new businesses or dispositions of existing businesses, (g) costs or difficulties related to the integration of businesses acquired by us may be greater than expected, (h) increases in interest or financing costs, (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the ongoing evolution of the Internet and (j) other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIANEWS GROUP, INC.
Dated: May 14, 2004	By:	/s/Ronald A. Mayo
Ronald A. Mayo
Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	June 30,
	2004	2003
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,304	$3,343
Accounts receivable, less allowance for doubtful accounts of $9,372 at March 31, 2004 and $9,393 at June 30, 2003	73,031	80,207
Inventories of newsprint and supplies	18,437	14,314
Prepaid expenses and other assets	9,888	9,122

TOTAL CURRENT ASSETS	137,660	106,986

PROPERTY, PLANT AND EQUIPMENT
Land	37,065	39,954
Buildings and improvements	106,658	111,180
Machinery and equipment	335,127	312,817
Construction in progress	7,555	2,940

TOTAL PROPERTY, PLANT AND EQUIPMENT	486,405	466,891
Less accumulated depreciation and amortization	(178,222)	(165,754)

NET PROPERTY, PLANT AND EQUIPMENT	308,183	301,137

OTHER ASSETS
Investment in unconsolidated JOAs	212,648	221,640
Equity investments	94,215	93,343
Subscriber accounts, less accumulated amortization of $130,773 at March 31, 2004 and $118,572 at June 30, 2003	67,119	79,320
Excess of cost over fair value of net assets acquired	392,739	381,199
Newspaper mastheads	145,781	145,781
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $30,498 at March 31, 2004 and $29,622 at June 30, 2003	3,671	4,547
Other	22,041	14,132

TOTAL OTHER ASSETS	938,214	939,962

TOTAL ASSETS	$1,384,057	$1,348,085

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	June 30,
	2004	2003
	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$6,146	$9,894
Accrued liabilities	57,175	66,817
Unearned income	21,957	20,032
Current portion of long-term debt and obligations under capital leases	5,999	3,171

TOTAL CURRENT LIABILITIES	91,277	99,914

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	928,242	901,383

OTHER LIABILITIES	27,117	33,947

DEFERRED INCOME TAXES, NET	88,415	77,845

MINORITY INTEREST	173,022	174,988

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized: 2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	3,631	3,631
Accumulated other comprehensive loss, net of taxes	(17,733)	(19,351)
Retained earnings	92,084	77,726
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	75,984	60,008

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,384,057	$1,348,085

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(In thousands, except share data)
REVENUES
Advertising	$132,095	$130,476	$418,016	$415,589
Circulation	33,020	34,447	99,813	104,279
Other	14,062	11,763	42,064	31,159

TOTAL REVENUES	179,177	176,686	559,893	551,027

INCOME FROM UNCONSOLIDATED JOAS	952	3,258	16,695	18,397

COSTS AND EXPENSES
Cost of sales	57,769	55,223	174,971	164,790
Selling, general and administrative	93,126	88,040	271,855	260,046
Depreciation and amortization	10,553	11,115	30,603	32,391
Interest expense	14,409	15,583	42,497	49,053
Other (income) expense, net	1,285	9,271	15,199	10,952

TOTAL COSTS AND EXPENSES	177,142	179,232	535,125	517,232

EQUITY INVESTMENT INCOME (LOSS), NET	1,927	(44)	7,304	724

GAIN ON SALE OF NEWSPAPERS TO TEXAS-NEW MEXICO NEWSPAPERS PARTNERSHIP	—	27,287	—	27,287

MINORITY INTEREST	(4,715)	(5,410)	(24,603)	(25,687)

INCOME BEFORE TAXES	199	22,545	24,164	54,516
INCOME TAX EXPENSE	(135)	(9,726)	(9,806)	(22,395)

NET INCOME	$64	$12,819	$14,358	$32,121

NET INCOME PER COMMON SHARE:
Net income per common share	$0.03	$5.58	$6.25	$13.98

Weighted average number of shares outstanding	2,298,346	2,298,346	2,298,346	2,298,346

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,358	$32,121
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	33,921	35,487
Provision for losses on accounts receivable	5,773	6,977
Amortization of debt discount	635	968
Gain on sale of assets	(348)	(28,545)
Loss on early extinguishment of debt	9,292	—
Impairment loss	—	1,780
Proportionate share of net income from unconsolidated JOAs	(51,976)	(50,443)
Equity investment income, net	(7,304)	(724)
Change in defined benefit plan assets, net of cash contributions	954	74
Deferred income tax expense	9,460	21,002
Change in estimated option repurchase price	(709)	4,828
Minority interest	24,603	25,687
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	1,686	555
Net change in unrealized loss (gain) on swaps	2,369	(1,681)
Change in operating assets and liabilities	(18,336)	2,418

NET CASH FLOWS FROM OPERATING ACTIVITIES	24,378	50,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from unconsolidated JOAs	58,011	60,230
Distributions from equity investments	6,397	914
Investments in equity investments	(50)	(1,300)
Business acquisitions	(11,798)	(53,006)
Cash contributed by partners for business acquisitions	—	24,178
Capital expenditures	(29,621)	(12,590)
Proceeds from the sale of assets	5,131	1,268

NET CASH FLOWS FROM INVESTING ACTIVITIES	28,070	19,694

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of issuance costs	522,466	50,443
Reduction of long-term debt and other liabilities	(505,918)	(85,000)
Repurchase premiums associated with long-term debt	(9,465)	—
Distributions paid to minority interest	(26,570)	(26,463)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(19,487)	(61,020)
INCREASE IN CASH AND CASH EQUIVALENTS	32,961	9,178
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,343	2,029

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,304	$11,207

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: Significant Accounting Policies and Other Matters

Basis of Quarterly Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K and Form 10-K/A for the year ended June 30, 2003 (a Form 10-K/A was filed to include the audited financial statements of Newspaper Agency Corporation (“NAC”) for the years ended December 31, 2003 and 2002 as required by Rule 3-09 of Regulation S-X). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2004.

Joint Operating Agencies

     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each of the individual newspapers, which are party to a joint operating agreement, continue to be separate and outside of the related JOA. The Company, through its subsidiaries, York Newspapers, Inc., Charleston Publishing Company, Kearns-Tribune, LLC, and The Denver Post Corporation, participates in JOAs in York, Pennsylvania, Charleston, West Virginia, Salt Lake City, Utah, and Denver, Colorado, respectively. The editorial and related expenses of The Denver Post, The Salt Lake Tribune and York Dispatch are incurred by the Company outside the related JOA. The Charleston JOA, on the other hand, accounts for and pays the editorial expenses for both newspapers within the JOA. The Company controls the York JOA and accordingly consolidates its results. However, the editorial costs associated with the York Daily Record, the other newspaper in the York JOA, which are the responsibility of the JOA’s minority partner, are not included in the Company’s results (See Note 9: Subsequent Events for further discussion regarding recent changes in the York and Charleston JOAs).

     The Company’s unconsolidated JOAs (Denver, Salt Lake City and Charleston) are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	The Company’s proportionate share of net income from JOAs;

•	The amortization of subscriber lists created by the original purchase by the Company of the JOAs’ interests as the subscriber lists are attributable to the Company’s earnings in the JOAs; and

•	Editorial costs, miscellaneous publishing revenue, and other charges incurred by the Company’s subsidiaries directly attributable to the JOAs in providing editorial content and news for the Company’s newspapers party to the JOAs.

     Investments in unconsolidated JOAs are reported in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs,” for the JOAs the Company does not control. (See Note 3: Joint Operating Agencies for further discussion.)

Reclassifications

     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

Guarantees

     Through its wholly-owned subsidiary, Kearns-Tribune, LLC, the Company owns a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and is also a guarantor, on a several basis, on 6.0% of up to $125.0 million of Ponderay’s credit facility, which is due April 12, 2006. In accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), the Company has no amounts related to the guarantee recorded in its financial statements because the guarantee existed prior

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: Significant Accounting Policies and Other Matters (continued)

to and has not been modified since December 31, 2002. The guarantee arose from Ponderay’s April 12, 2000 amended and restated credit agreement that replaced a previous credit facility which had been used to finance the construction of its newsprint mill. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time the Company could be liable for its portion of the guarantee. At March 31, 2004, the Company’s share of the guarantee is approximately $5.6 million. The debt is collateralized by a deed of trust on Ponderay’s real property and a mortgage on all of Ponderay’s other assets.

Income Taxes

     At the end of each interim period the Company makes its best estimate regarding the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year to date basis. Accordingly, the effective tax rates for the three-month and corresponding year to date periods presented in an interim report on Form 10-Q may vary significantly. The effective income tax rate varies from the federal statutory rate because of state income taxes and the non-deductibility of certain expenses.

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

Recently Issued Accounting Standards

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Two of the Company’s subsidiaries have postretirement benefit plans which offer a prescription drug benefit and, therefore, under the Financial Accounting Standards Board Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), the plans’ accumulated postretirement benefit obligations would be required to be remeasured as a result of the Act. However, on January 12, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on SFAS No. 106 (“FSP-SFAS No. 106”) which permits sponsors to make a one-time election to defer accounting for the effects of the Act and the disclosures related to the plans required by FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (see further discussion which follows), until authoritative guidance on the accounting for the federal subsidy is issued or until certain other events that would require remeasurement occur (for example, a plan amendment, settlement or curtailment, if such event occurs subsequent to January 31, 2004, but prior to the issuance of additional authoritative guidance) at which time accounting for the Act’s effects on the plans would be required. The Company has elected to defer accounting for the effects of the Act under FSP-SFAS No. 106, and therefore the accompanying financial statements do not reflect the effects of the Act on the plans’ accumulated postretirement benefit obligations. As previously discussed, authoritative guidance on the accounting for the federal subsidy is pending, and guidance, when issued, could require the Company to change previously reported information. The Company is in the process of evaluating the economic consequences of the Act, including determining whether plans would need to be amended, but does not expect that the effects will be material to the Company’s financial position or results of operations.

     In December 2003, the FASB issued revised Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132”). The revised SFAS No. 132 requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Interim disclosures are required by the revised pronouncement for interim periods beginning after December 15, 2003 and annual disclosures are required for fiscal years ending after December 15, 2003, which for the Company is March 31, 2004 and June 30, 2004, respectively. Adoption of the provisions of revised SFAS No. 132 impacts disclosures only and will not impact the Company’s financial position or results of operations. See Note 7: Employee Benefit Plans for required disclosures.

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

NOTE 2: Comprehensive Income

     The Company’s comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(In thousands)
Net income	$64	$12,819	$14,358	$32,121
Unrealized loss on hedging activities, net of tax	—	354	291	1,040
Unrealized loss on newsprint and interest rate hedging activities, reclassified to earnings, net of tax	472	114	1,686	555
Minimum pension liability adjustment, net of tax	20	—	(359)	(2,080)

Comprehensive income	$556	$13,287	$15,976	$31,636

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: Joint Operating Agencies

     The following tables present the summarized results of the Company’s unconsolidated JOAs on a combined basis. The Salt Lake City JOA data has been presented separately because, as of June 30, 2003, it is a significant investee of the Company determined in accordance with Rule 3-09 of Regulation S-X. The Salt Lake City JOA and Other Unconsolidated JOA information is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail (the Company’s newspaper in the Charleston JOA) are included in the line “Associated Revenues and Expenses.” The 20% minority interest associated with The Denver Post Corporation has not been reflected in the tables below.

	Three Months Ended March 31, 2004
				Total Income
	Salt	Other	Associated	From
	Lake City	Unconsolidated	Revenues	Unconsolidated
	JOA	JOAs	and Expenses	JOAs
	(In thousands)
Income Statement Data:
Total revenues	$33,413	$110,608	$113

Cost of sales	7,712	35,535	8,132
Selling, general and administrative	13,353	55,459	2,865
Depreciation and amortization	—	5,482	1,116
Other	193	2,156	86

Total costs and expenses	21,258	98,632	12,199

Net income	12,155	11,976	(12,086)
Partners’ share of income from unconsolidated JOAs	(5,105)	(5,988)	—

Income from unconsolidated JOAs	$7,050	$5,988	$(12,086)	$952

	Nine Months Ended March 31, 2004
				Total Income
	Salt	Other	Associated	From
	Lake City	Unconsolidated	Revenues	Unconsolidated
	JOA	JOAs	and Expenses	JOAs
	(In thousands)
Income Statement Data:
Total revenues	$102,949	$346,863	$367

Cost of sales	23,517	111,255	24,425
Selling, general and administrative	38,435	159,636	7,379
Depreciation and amortization	—	16,437	3,318
Other	195	3,093	526

Total costs and expenses	62,147	290,421	35,648

Net income	40,802	56,442	(35,281)
Partners’ share of income from unconsolidated JOAs	(17,047)	(28,221)	—

Income from unconsolidated JOAs	$23,755	$28,221	$(35,281)	$16,695

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: Joint Operating Agencies (continued)

	Three Months Ended March 31, 2003
				Total Income
	Salt	Other	Associated	from
	Lake City	Unconsolidated	Revenues	Unconsolidated
	JOA	JOAs	and Expenses	JOAs
	(In thousands)
Income Statement Data:
Total revenues	$30,536	$107,755	$293

Cost of sales	6,961	36,707	7,740
Selling, general and administrative	11,544	51,669	1,574
Depreciation and amortization	—	5,723	1,063
Other	1	350	338

Total costs and expenses	18,506	94,449	10,715

Net income	12,030	13,306	(10,422)
Partners’ share of income from unconsolidated JOAs	(5,003)	(6,653)	—

Income from unconsolidated JOAs	$7,027	$6,653	$(10,422)	$3,258

	Nine Months Ended March 31, 2003
				Total Income
	Salt	Other	Associated	from
	Lake City	Unconsolidated	Revenues	Unconsolidated
	JOA	JOAs	and Expenses	JOAs
	(In thousands)
Income Statement Data:
Total revenues	$95,208	$342,410	$680

Cost of sales	21,821	114,413	23,209
Selling, general and administrative	34,278	156,610	5,992
Depreciation and amortization	—	17,804	3,096
Other	65	(1,797)	429

Total costs and expenses	56,164	287,030	32,726

Net income	39,044	55,380	(32,046)
Partners’ share of income from unconsolidated JOAs	(16,291)	(27,690)	—

Income from unconsolidated JOAs	$22,753	$27,690	$(32,046)	$18,397

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4: Contingent Matters

     MediaNews and Salt Lake Tribune Publishing Company (“SLTPC”) continue to be involved in litigation over SLTPC’s option to acquire the assets used in connection with the operation and publication of The Salt Lake Tribune. Since our report on Form 10-K for the year ended June 30, 2003, there have been several developments in this litigation as follows:

•	On October 2, 2003, the United States District Court for the District of Utah (“District Court”) denied SLTPC’s motion to set aside the appraisal process and the resulting option exercise price, and vacated a stay issued on the closing period in July 2003. The District Court set a closing date of October 10, 2003 for SLTPC to exercise its option.

•	On October 9, 2003 counsel for SLTPC sent a letter to counsel for MediaNews notifying the Company that SLTPC would not pay the $355.5 million option exercise price, and raised additional objections to the proposed closing documentation. Accordingly, no closing occurred on October 10, 2003. MediaNews subsequently filed a summary judgment motion (which has not been fully briefed and has not been decided) on the grounds that the option expired, without being exercised.

•	In a stipulation filed on October 17, 2003, which remains subject to the approval of the District Court, MediaNews, Deseret News Publishing Company and SLTPC agreed to a stay and an administrative closure of the main action, pending resolution of SLTPC’s appeals (discussed below) of various issues related to the appraisal process and the option exercise price. Prior to the filing of this stipulation, on October 14, 2003, the District Court had vacated the November 3, 2003 trial date in the main litigation in light of SLTPC’s plans to appeal the appraisal and price related issues. All parties’ claims may be reinstated subsequent to SLTPC’s appeal if the parties choose. At this point, a stay of the main litigation would not include the Company’s declaratory judgment action pending before the District Court, which seeks a ruling that the individuals who control SLTPC do not have any rights as individuals (separate from their corporate entity, SLTPC) to purchase or otherwise acquire the Tribune Assets (defined as all of the assets used, held for use or usable in connection with the operation or publication of The Salt Lake Tribune). In that case, the parties await the decision of the District Court as to motions to dismiss filed by the defendants. The defendants have also filed a motion for partial summary judgment seeking to preclude the Company from making certain arguments in support of its declaratory judgment action. The Company is opposing the motion for partial summary judgment. The motion is fully briefed and the parties are awaiting the decision of the District Court. In this same pending declaratory judgment action, the defendants filed a motion asking the District Judge to make disclosures relating to his possible recusal. This motion followed similar motions in the underlying litigation, in which the District Judge made certain disclosures and declined to recuse himself. On November 5, 2003, the defendants filed a petition for a writ of mandamus in the Tenth Circuit Court of Appeals, directing the District Judge to make additional disclosures. The court ordered MediaNews and Kearns-Tribune, LLC (a wholly-owned subsidiary of MediaNews that holds certain assets used in connection with the operation and publication of The Salt Lake Tribune) to file a response, which has been filed. The petition awaits decision.

•	SLTPC has filed two appeals with the United States Court of Appeals for the Tenth Circuit, which have been consolidated, seeking to overturn the District Court’s decisions that the appraisal process constituted an arbitration under the Federal Arbitration Act (“FAA”), that any challenge of the $355.5 million option exercise price must be made under the procedures set forth in the FAA, and that SLTPC had not stated sufficient grounds under the FAA to overturn the $355.5 million option exercise price. The appeal is fully briefed. No date for oral argument has been set by the Tenth Circuit.

     The Company is not in a position at this time to comment on the likely outcome of this litigation. However, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.5 million and $2.2 million was recorded in other (income) expense, net for the three and nine months ended March 31, 2004, respectively, related to the cost of defending these lawsuits. The cost of defending these lawsuits has been and may continue to be substantial; however, based on the current status of this litigation, the Company believes that the future legal fees relating to this litigation will continue to be substantially lower than the Company’s prior year costs.

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

     In December 2003, the Company settled its lawsuit with Enron North America Corp. regarding a newsprint swap. Settlement under the agreement did not have a material impact on the financial condition or results of operations of the Company.

     On December 31, 2003, the Company settled its lawsuit with a former newsprint vendor for $1.4 million and entered into a three year newsprint purchase agreement to purchase 60,000 metric tons of newsprint from this vendor (a minimum of 20,000 metric tons per year) at an agreed upon adjusted index price, as a part of the settlement. The $1.4 million settlement paid in January 2004 was charged against a $2.7 million accrual established in the Company’s third quarter of fiscal year 2003 for the initial jury verdict. The difference between the damages awarded by the initial jury verdict of $2.7 million and the $1.4 million cash settlement will be relieved proportionate (on a per metric ton basis) to the Company’s newsprint purchases under the new newsprint purchase agreement, as the Company is only relieved from its remaining obligation in respect of the settlement over time as it purchases newsprint from the vendor under the purchase agreement.

     Kmart Corporation (“Kmart”) commenced adversary proceedings against the Company and certain of its subsidiaries and joint operating agencies in bankruptcy court seeking the return of certain payments received from Kmart under a “critical vendor” program with respect to pre-bankruptcy balances due from Kmart. On February 24, 2004, the United States Court of Appeals for the Seventh Circuit upheld a ruling that payments to “critical vendors” by Kmart related to pre-bankruptcy balances due these vendors were improper. The Company is evaluating its legal options with respect to claims for return of payments received. During the three months ended March 31, 2004, the Company accrued for its estimated losses associated with the critical vendor payments received from Kmart.

     There have been no other material changes in the other contingent matters discussed in Note 11: Commitments and Contingencies of the Company’s annual report on Form 10-K for the year ended June 30, 2003.

NOTE 5: Contingent Consideration — Purchase of Original Apartment Magazine

     In conjunction with the Company’s October 1, 2002 purchase of the Original Apartment Magazine, the seller is eligible to receive an earnout of up to $6.0 million over three years dependent on future operating performance. Effective September 30, 2003, the seller earned $2.3 million of the earnout, which was paid in November 2003. The $2.3 million earnout payment was recorded as an adjustment to goodwill.

NOTE 6: Long-Term Debt

     On November 25, 2003, the Company completed the sale of $300.0 million of its 6 7/8% Senior Subordinated Notes due 2013 (or “6 7/8% Notes”). The Company applied the net proceeds of $291.5 million from the sale of the 6 7/8% Notes and other available funds to repurchase all of its outstanding $300.0 million 8 ¾% Senior Subordinated Notes due 2009 (“8 ¾% Notes”). The Company paid $9.5 million in premiums and related costs to repurchase the 8 ¾% Notes. The repurchase premiums, net of unamortized original issue premiums, are included in “other (income) expense, net.” Proceeds from the sale of the 6 7/8% Notes were reduced by an original issue discount of $2.6 million and debt issuance costs of $5.9 million. The principal amount of the 6 7/8% Notes has been reduced by the amount of the original issue discount, which is being amortized as a component of interest expense using the effective interest method. The debt issuance costs have been capitalized as a deferred charge and are being amortized on a straight-line basis over the term of the 6 7/8% Notes as a component of amortization expense. The indebtedness evidenced by the 6 7/8% Notes is subordinated and junior in right of payment to obligations under the new bank credit facility and term loan “B.” No principal payments are required until October 1, 2013, at which time all outstanding principal and interest is due and payable. The 6 7/8% Notes are general unsecured obligations of the Company ranking equal in right of payment with the existing 8 5/8% Senior Subordinated Notes due 2011 (“8 5/8% Notes”) and the 6 3/8% Notes.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6: Long-Term Debt (continued)

     On December 30, 2003, the Company refinanced its former bank credit facility, which at the time of its replacement had provided for borrowings of up to $485.0 million. The new bank credit facility provides for borrowings of up to $600.0 million, consisting of a $350.0 million revolving credit facility and a $250.0 million term loan “B” facility. The final maturity of the revolving credit facility is December 30, 2009, and the final maturity of the term loan “B” facility is December 30, 2010. Prior to the maturity date of the revolving credit facility, borrowings under the revolver portion may be borrowed, repaid and re-borrowed without premium or penalty. Amounts repaid under the term loan “B” facility will not be available for re-borrowing. The new bank credit facility is guaranteed by the Company’s subsidiaries (with certain exceptions) and secured by first priority liens and security interests in all of the capital stock (or other ownership interests) of each of the Company’s and the guarantors’ subsidiaries (with certain exceptions) and the Texas-New Mexico Newspapers Partnership. The Company has agreed to pledge its interest in the Denver JOA to secure the new bank credit facility (subject to certain limitations). The new bank credit facility contains a number of covenants that, among other things, restrict the Company’s ability and its subsidiaries’ ability to dispose of assets, incur additional indebtedness, pay dividends or make capital contributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. In addition, the new bank credit facility requires compliance with certain financial ratios, including a maximum consolidated debt to consolidated operating cash flow ratio, a maximum consolidated senior debt to consolidated operating cash flow ratio and a minimum consolidated operating cash flow to consolidated fixed charges ratio. Borrowings under the new bank credit facility bear interest at a rate based upon, at the Company’s option, either 1) the base rate (the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) Bank of America’s prime rate) or 2) a Eurodollar rate plus a spread based on the Company’s leverage ratio. On the revolver portion of the new bank credit facility, Eurodollar borrowing margins vary from 1.125% to 2.00% and base rate borrowing margins vary from 0.125% to 1.00%. On the term loan “B” facility, Eurodollar borrowing margins vary from 1.75% to 2.00% and base rate borrowing margins vary from 0.75% to 1.00%. At March 31, 2004, borrowing margins on the revolver portion of the bank credit facility were set at 1.75% and 0.75% and borrowing margins on the term loan “B” facility were set at 2.00% and 1.00%, respectively, for the Eurodollar and base rate borrowings. In addition to interest, the Company pays an annual commitment fee of 0.25% to 0.375% on the unused portion of the commitment based on the Company’s leverage ratio. The annual commitment fee is currently set at 0.375%. Term loan “B” requires quarterly principal payments as follows: $0.6 million beginning in March 2004 through December 2009, increasing to $58.8 million from March 2010 through December 2010. Availability under the revolving credit facility is permanently reduced by $100.0 million in December 2008. At March 31, 2004, there were no outstanding borrowings under the revolving credit portion of the bank credit facility while there were $249.4 million in outstanding borrowings under the term loan “B.” The Company incurred debt issuance costs of $3.8 million related to the new bank credit facility. These debt issuance costs have been capitalized as a deferred charge, and are being amortized on a straight-line basis over the term of the new bank credit facility as a component of amortization expense.

     On January 26, 2004, the Company completed the sale of $150.0 million of its 6 3/8% Senior Subordinated Notes due 2014 (or “6 3/8% Notes”). The Company intends to use the net proceeds of the sale of $146.9 million, together with the cash on hand and borrowings under the new bank credit facility to repurchase (by tender offer, in the open market or otherwise) or redeem, by no later than August 1, 2004, all of its outstanding $200.0 million 8 5/8% Notes. Pending such use, the Company used the net proceeds of this sale to pay down all outstanding borrowings under the revolving credit portion of the new bank credit facility. Proceeds from the sale of the 6 3/8% Notes were reduced by an original issue discount of $1.4 million and debt issuance costs of $1.8 million. The principal amount of the 6 3/8% Notes has been reduced by the amount of the original issue discount, which is being amortized as a component of interest expense using the effective interest method. The debt issuance costs have been capitalized as a deferred charge and are being amortized on a straight-line basis over the term of the 6 3/8% Notes as a component of amortization expense. The indebtedness evidenced by the 6 3/8% Notes is subordinated and junior in right of payment to obligations under the new bank credit facility and term loan “B.” No principal payments are required until April 1, 2014, at which time all outstanding principal and interest is due and payable. The 6 3/8% Notes are general unsecured obligations of the Company ranking equal in right of payment with the existing 8 5/8% Notes and the 6 7/8% Notes.

     In January 1998, the Company entered into an option agreement in association with the acquisition financing related to one of its newspapers. The option entitles the holder to purchase the assets used in the publication of one of the Company’s newspaper properties, which the option holder can exercise or put to the Company based on a predetermined formula anytime after January 31, 2003. At March 31, 2004, the option repurchase price is valued at approximately $14.2 million and is recorded as a component of other long-term liabilities. If the option is put to the Company, the Company expects to fund the payment with available borrowings

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6: Long-Term Debt (continued)

from its bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in the Company’s balance sheet as long-term.

     Maturities of long-term debt as of March 31, 2004, for the five fiscal years ending June 30, 2008 (except for June 30, 2004 which is only for the three months ended) and thereafter are shown below (in thousands):

2004	$1,313
2005	5,741
2006	7,057
2007	4,910
2008	4,716
Thereafter	903,624

$927,361

     The table above does not include capital leases obligations of $6.9 million or the expected repurchase of the 8 5/8% Senior Subordinated Notes due 2011.

NOTE 7: Employee Benefit Plans

     Components of Net Periodic Benefit Cost (Pension and Other Benefits):

	Pension Plans
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(In thousands)
Service cost	$286	$237	$857	$710
Interest cost	1,422	1,478	4,266	4,434
Expected return on plan assets	(1,760)	(1,933)	(5,281)	(5,800)
Amortization of prior service cost	115	114	346	343
Amortization of net (gain) loss	402	127	1,206	381

Net periodic benefit cost	$465	$23	$1,394	$68

	Other Benefits
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(In thousands)
Service cost	$83	$—	$248	$—
Interest cost	82	53	245	158
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of net (gain) loss	23	—	70	—

Net periodic benefit cost	$187	$52	$561	$156

     Employer Contributions

     The Company expects to contribute $0.8 million to its pension plans in fiscal year 2004. As of March 31, 2004, contributions equaling $0.4 million have been made.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8: Acquisitions

     In January 2004, the Company, through its wholly-owned subsidiary, West Coast MediaNews, LLC, purchased two weekly newspapers: the Grunion Gazette and Downtown Gazette, both published in Long Beach, California. The Company also owns and operates the Press-Telegram, a daily newspaper published in Long Beach. The purchase was not material to the Company’s financial position or results of operations. The estimated fair value of assets acquired and recorded in the condensed consolidated financial statements reflect management’s current best estimate; however, the amounts recorded are subject to change in the final allocation of the purchase price.

NOTE 9: Subsequent Events

     In May 2004, the Company restructured its ownership interest in Charleston Newspapers (the Charleston JOA). In exchange for $55.0 million (less a net adjustment for 50% of Charleston Newspapers’ working capital, long-term employee benefits and long-term debt) and a limited partnership interest in a newly formed entity (Charleston Newspapers Holdings, LP), the Company contributed its general partnership interest in Charleston Newspapers and the masthead of the Charleston Daily Mail to Charleston Newspapers Holdings, LP. The Company’s former partner in Charleston Newspapers is the general partner in Charleston Newspapers Holdings, LP. In addition, in conjunction with the restructuring, the Company also agreed to continue to be responsible for the news and editorial content of the Charleston Daily Mail. Under its agreement with Charleston Newspapers Holdings, LP, the Company will be reimbursed for the cost of providing the news and editorial content of the Charleston Daily Mail, and will be paid a management fee. The Company’s limited partnership interest does not entitle the Company to any share of the profits or losses of the limited partnership. As a result of the restructuring transaction described above, the Company expects to record a gain in its fourth quarter.

     In May 2004, the Company also restructured its interest in the York JOA through the exercise of its call option to acquire the remaining 42.5% interest in the York Newspaper Company and the masthead of the York Daily Record for approximately $38.3 million. Prior to the call option exercise and the restructuring of the Company’s interest in the York JOA, one of our subsidiaries, York Newspapers, Inc., was responsible for the news and editorial content of The York Dispatch, whereas York Daily Record, Inc., the minority partner in the York Newspaper Company, was responsible for the news and editorial content of the York Daily Record. After the option exercise and the restructuring of the York JOA, the Company became responsible for the news and editorial content of the York Daily Record and an affiliate of its former partner in the York Newspaper Company became responsible for providing the news and editorial content for The York Dispatch. Under the restructured York JOA, the Company will reimburse the affiliate of its former partner for the cost of providing editorial and news content in The York Dispatch, and will pay the affiliate a management fee of $240,000 per year.

     As a result of the York and Charleston transactions discussed above, the Company received net cash of approximately $15.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Results

     We have provided below certain summary historical financial data for the three and nine months ended March 31, 2004 and 2003, including the percentage change between periods. For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

	Three Months Ended March 31,			Nine Months Ended March 31,
			2004 vs.			2004 vs.
	2004	2003	2003	2004	2003	2003
	(Dollars in thousands)
INCOME STATEMENT DATA
Total Revenues	$179,177	$176,686	1.4%	$559,893	$551,027	1.6%

Income from Unconsolidated JOAs	952	3,258	(70.8)	16,695	18,397	(9.3)

Cost of Sales	57,769	55,223	4.6	174,971	164,790	6.2
Selling, General and Administrative	93,126	88,040	5.8	271,855	260,046	4.5
Depreciation and Amortization	10,553	11,115	(5.1)	30,603	32,391	(5.5)
Interest Expense	14,409	15,583	(7.5)	42,497	49,053	(13.4)
Other (Income) Expense, Net	1,285	9,271	(86.1)	15,199	10,952	38.8

Total Costs and Expenses	177,142	179,232	(1.2)	535,125	517,232	3.5
Equity Investment Income (Loss), Net	1,927	(44)	(c )	7,304	724	(c )
Minority Interest	(4,715)	(5,410)	(12.8)	(24,603)	(25,687)	(4.2)
Net Income	64	12,819	(c )	14,358	32,121	(55.3)
CASH FLOW DATA
Cash Flows from:
Operating Activities	$12,657	$32,322		$24,378	$50,504
Investing Activities	10,216	8,879		28,070	19,694
Financing Activities	10,776	(35,322)		(19,487)	(61,020)
NON-GAAP FINANCIAL DATA(a)
Adjusted EBITDA	$28,282	$33,423	(15.4)%	$113,067	$126,191	(10.4)%
Minority Interest in Adjusted EBITDA	(8,587)	(9,915)	(13.4)	(35,084)	(36,152)	(3.0)
Combined Adjusted EBITDA of Unconsolidated JOAs	6,109	7,429	(17.8)	30,416	29,697	2.4
EBITDA of Texas-New Mexico Newspapers Partnership(b)	2,123	724	(c )	7,517	724	(c )

Adjusted EBITDA Available to Company	$27,927	$31,661	(11.8)%	$115,916	$120,460	(3.8)%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary Supplemental Non-GAAP Financial Data

     Joint operating agencies, or JOAs, represent an operating structure that is unique to the newspaper industry. Prior to EITF 00-1, which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests on a pro-rata consolidated basis. Under this method, we consolidated, on a line-item basis, our proportionate share of the JOAs’ operations. Although pro-rata consolidation is no longer considered an acceptable method for our financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations and the amount of operating cash flow available to the Company to meet debt service and capital expenditure requirements. Our JOA agreements generally do not restrict cash distributions to the owners and in general our JOAs make monthly or quarterly distributions. We use pro-rata consolidation to internally evaluate our performance and present it here because our Bank Credit Agreement and the indentures governing our Senior Subordinated Notes define cash flows (Adjusted EBITDA and Adjusted EBITDA Available to Company) from operations for covenant purposes using pro-rata consolidation. We also believe financial analysts and investors use the pro-rata consolidation and the resulting Adjusted EBITDA, combined with capital spending requirements, and leverage analysis to evaluate our performance. This information should be used in conjunction with GAAP performance measures in order to evaluate our overall prospects and performance. Net income determined using pro-rata consolidation is identical to net income determined under GAAP.

     In the table below, we have presented the results of operations of our JOAs using pro-rata consolidation. As of March 31, 2004, our JOAs include York Newspaper Company, Charleston Newspapers, Denver Newspaper Agency, and the Newspaper Agency Corporation (Salt Lake City). See Notes 1 and 3 to the condensed consolidated financial statements for additional discussion and analysis of the GAAP accounting for our JOAs. For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH
ARTICLE 11 OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA
Total Revenues	$249,707	$244,483	2.1%	$779,748	$765,217	1.9%

Cost of Sales	87,250	84,528	3.2	265,802	255,263	4.1
Selling, General and Administrative	129,918	120,946	7.4	376,635	360,054	4.6
Depreciation and Amortization	14,171	14,913	(5.0)	41,692	43,990	(5.2)
Interest Expense	14,466	15,639	(7.5)	42,656	49,227	(13.3)
Other (Income) Expense, Net	2,298	9,399	(75.6)	16,898	9,924	70.3

Total Costs and Expenses	248,103	245,425	1.1	743,683	718,458	3.5
Minority Interest	(3,332)	(3,756)	(11.3)	(19,205)	(20,254)	(5.2)
Net Income	64	12,819	(c )	14,358	32,121	(55.3)
CASH FLOW DATA (GAAP BASIS)
Cash Flows from:
Operating Activities	$12,657	$32,322		$24,378	$50,504
Investing Activities	10,216	8,879		28,070	19,694
Financial Activities	10,776	(35,322)		(19,487)	(61,020)
PRO-RATA OTHER DATA(a)
Adjusted EBITDA	$32,539	$39,009	(16.6)%	$137,311	$149,900	(8.4)%
Minority Interest in Adjusted EBITDA	(6,735)	(8,072)	(16.6)	(28,912)	(30,164)	(4.2)
EBITDA of Texas-New Mexico Newspapers Partnership(b)	2,123	724	(c )	7,517	724	(c )

Adjusted EBITDA Available to Company	$27,927	$31,661	(11.8)%	$115,916	$120,460	(3.8)%

See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis” and “Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information and a description of the footnotes used above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Critical Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions. We make our estimates based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates. Critical accounting policies for us include revenue recognition; accounts receivable allowances; recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates; pension and retiree medical benefits, which require the use of various estimates concerning the work force, interest rates, plan investment return, and involve the use of advice from consulting actuaries. Our accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuation of deferred tax assets. The notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2003 contain a more complete discussion of our significant accounting policies.

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

     Our investments in unconsolidated JOAs (Denver, Salt Lake and Charleston) are included in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs.” The operating results of our unconsolidated JOAs are reported as a single net amount, in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	Our proportionate share of net income from JOAs;

•	The amortization of subscriber lists created by the original purchase by us of the JOAs’ interests as the subscriber lists are attributable to our earnings in the JOAs; and

•	Editorial costs, miscellaneous publishing revenue, and other charges incurred by our wholly-owned subsidiaries directly attributable to providing editorial content and news for our newspapers party to the JOAs.

Comparison of the Three and Nine Months Ended March 31, 2004 and 2003

     Certain transactions in fiscal year 2003 had an impact on the comparisons of our results for the three and nine months ended March 31, 2004 and 2003. Acquisition transactions that affect comparisons include the California Newspapers Partnership’s October 1, 2002 purchases of The Reporter in Vacaville, California and the Original Apartment Magazine in southern California and the January 31, 2003 purchase of the Paradise Post in Paradise, California. In addition to these acquisition transactions, comparisons between the periods ended March 31, 2004 and 2003 are affected by the formation of the Texas-New Mexico Newspapers Partnership effective March 3, 2003, after which we no longer consolidate the results of the New Mexico newspaper properties that we contributed to the partnership. Our investment in the Texas-New Mexico Newspapers Partnership is accounted for under the equity method of accounting and the partnership’s results are included in “Equity Investment Income, Net.”

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

Revenues

     Revenues for the three and nine month periods ended March 31, 2004 were $179.2 million and $559.9 million, respectively, as compared to $176.7 million and $551.0 million, respectively, for the same periods in the prior fiscal year. The change represents an increase of $2.5 million, or 1.4% and $8.9 million, or 1.6%, for the three and nine month periods ending March 31, 2004, respectively, as compared to the same periods in the prior fiscal year. On a same newspaper basis (after adjusting for the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended March 31, 2004 and 2003 (continued)

Revenues (continued)

aforementioned fiscal year 2003 transactions), the following changes occurred in our significant revenue categories between the three and nine month periods ended March 31, 2004 and 2003.

     Advertising Revenues. Advertising revenues increased by approximately 2.6% and 1.3%, respectively, for the three and nine month periods ended March 31, 2004, as compared to the same periods in prior fiscal year. The increase in advertising revenue was due principally to increases in national and preprint advertising, as well as small increases in retail advertising, offset in part by a decrease in classified advertising. For the nine month period ended March 31, 2004, classified employment advertising continued to experience declines at the majority of our newspapers, due to the economic slowdown that has been experienced throughout the United States. Our newspapers in the San Francisco Bay Area market have been particularly hard hit by losses in employment advertising. We also experienced declines in classified automotive and real estate advertising in some markets. However, for the three month period ended March 31, 2004, classified advertising was flat in all categories as we began to experience a pick-up in employment classified advertising in many markets.

     Circulation Revenues. Circulation revenues decreased by 1.9%, for both the three and nine month periods ended March 31, 2004, as compared to the same periods in prior fiscal year, as we have continued to grow circulation in a slow economy by offering discounts to acquire new subscribers with long-term orders. The loss in revenue from discounting long-term orders is generally offset with cost savings from writing fewer new orders.

     Other Revenues. Other revenues increased 18.7% and 19.2%, respectively, for the three and nine month periods ended March 31, 2004, as compared to the same periods in prior fiscal year, in part due to our obtaining new commercial printing contracts in northern California. Also contributing to the increase were revenues from our Internet operations, which increased 26.8% and 31.3%, or $1.0 million and $3.1 million, respectively, for the three and nine month periods ended March 31, 2004 as compared to the same periods in prior fiscal year. The increase in Internet revenue was a result of new initiatives in online employment, automotive and general classified advertising and the continued strong market acceptance of the combined print and online packages that we offer to our advertisers.

Income from Unconsolidated JOAs

     Income from unconsolidated JOAs for the three and nine month periods ended March 31, 2004 was $1.0 million and $16.7 million, respectively, as compared to $3.3 million and $18.4 million for the same periods in prior fiscal year. The decrease was due to the current year results being negatively impacted by accruals for the Kmart “critical vendor” program (see further discussion in Note 4: Contingent Matters), while the prior year results were positively impacted by our share of the Denver Newspaper Agency’s non-operating gain of $3.8 million related to the sale of its office building. Excluding these two infrequent items, the operating results at the Denver Newspaper Agency and the Salt Lake City JOA have improved on a year over year basis. However, JOA associated expenses, such as editorial salaries and related benefits, including pension and other postretirement benefits expense, have increased year over year thereby contributing to the overall decrease in income from unconsolidated JOAs. Also contributing to the decrease in income from unconsolidated JOAs was $0.4 million of expense for the three month period ended March 31, 2004 related to a marketing campaign at The Salt Lake Tribune.

Cost of Sales

     Cost of sales for the three and nine month periods ended March 31, 2004 were $57.8 million and $175.0 million, respectively, as compared to $55.2 million and $164.8 million for the same periods in prior fiscal year. The change represents an increase of $2.6 million, or 4.6%, and $10.2 million, or 6.2%, respectively. The aforementioned transactions in fiscal year 2003 had the net impact on cost of sales of $(0.4) million and $1.7 million for the three and nine month periods ended March 31, 2004, as compared to the same periods in prior fiscal year. Excluding the aforementioned transactions, cost of sales for the three and nine month periods increased 5.7% and 5.5%, respectively. The current year increase in cost of sales was due in part to a 10.3% and 11.5% increase for the three

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended March 31, 2004 and 2003 (continued)

Cost of Sales (continued)

and nine month periods ended March 31, 2004, respectively, in our average price per metric ton of newsprint consumed as compared to the same periods in prior fiscal year. Our average price was approximately $492 and $480 per metric ton for the three and nine months ended of fiscal year 2004, respectively, as compared to $445 and $431 for the same periods in fiscal year 2003. Also contributing to the increase for the nine month period ended March 31, 2004, was an increase in newsprint consumption of 2.2%. However, for the three month period ended March 31, 2004, newsprint consumption remained flat; therefore, the increase in newsprint expense for this period was driven by price increases.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expense for the three and nine month periods ended March 31, 2004 was $93.1 million and $271.9 million, respectively, as compared to $88.0 million and $260.0 million for the same periods in prior fiscal year. The change represents an increase of $5.1 million, or 5.8% and $11.9 million or 4.5%, for the three and nine month periods ending March 31, 2004, respectively. The aforementioned transactions in fiscal year 2003 had the net effect of impacting SG&A by $(0.6) million and $1.7 million for the three and nine month periods ended March 31, 2004, respectively, as compared to the same periods in prior fiscal year. Excluding the aforementioned transactions, SG&A increased 6.7% and 4.1%, respectively. The current year increase is primarily the result of large increases in health care costs and retirement benefits, as well as increases in outside printing for niche publications, promotional expenses and increased costs associated with the growth in our Internet operations, including expenses of $1.0 million and $2.0 million for the three and nine month periods ending March 31, 2004, respectively, associated with our Internet start-up LA.com, which has had minimal revenues to offset the related expenses.

Interest Expense

     Interest expense for the three and nine month periods ended March 31, 2004 was $14.4 million and $42.5 million, respectively, as compared to $15.6 million and $49.1 million, for the same periods in prior fiscal year. The change represents a decrease of $1.2 million, or 7.5%, and $6.6 million, or 13.4%, respectively. The decrease in interest expense was the result of a decrease in average debt outstanding due to debt paydowns, net of acquisitions, in fiscal year 2003, and continued paydowns in fiscal year 2004, as well as a reduction in the weighted average cost of debt in fiscal year 2004 compared to fiscal year 2003. The lower weighted average cost of debt was a result of lower short-term interest rates, the June 2003 refinancing of our 9.0% Subordinated Promissory Note with a bank term loan, and the November 2003 refinancing of our 8 ¾% Senior Subordinated Notes due 2009 with our 6 7/8% Senior Subordinated Notes due 2013. For the three month period ended March 31, 2004, our average debt outstanding decreased $53.6 million, or 5.7%, and our weighted average interest rate decreased 37 basis points as compared to the same period in prior year. Partially offsetting the decrease in the weighted average cost of debt for the quarter was an increase in interest expense caused by paying down lower cost (LIBOR plus 1.75%) debt under the revolver portion of our new bank credit agreement with proceeds from the third quarter issuance of our $150.0 million 6 3/8% Senior Subordinated Notes. For the nine month period ended March 31, 2004, our average debt outstanding decreased $44.6 million, or 4.7% and our weighted average interest rate decreased 66 basis points as compared to the same period in prior year. Interest expense was also impacted by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $0.6 million and $2.4 million for the three and nine month periods ended March 31, 2004, respectively, as compared to the same periods in the prior year when our interest rate swaps decreased interest expense by $0.8 million and $1.8 million, respectively.

     The net proceeds from the 6 3/8% Senior Subordinated Notes together with cash on hand and borrowings under the revolver portion of our new bank credit facility will be used to repurchase or redeem our $200 million 8 5/8% Senior Subordinate Notes due 2011 when they become callable in July 2004. Therefore, we expect the impact of the fiscal year 2004 refinancings to further reduce our weighted average cost of borrowings in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended March 31, 2004 and 2003 (continued)

Other (Income) Expense, Net

     Other (income) expense, net for the three and nine month periods ended March 31, 2004 was $1.3 million and $15.2 million, respectively, as compared to $9.3 million and $11.0 million for the same periods in prior fiscal year. We include in other (income) expense, net costs which are not related to ongoing operations.

     The charges incurred for the three month period ended March 31, 2004 relate to litigation expense of $0.5 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $(1.9) million related to the ongoing change in the estimated cost to repurchase an option held by a third party to acquire one of our newspapers, $0.8 million related to hedging activities, which did not qualify for hedge accounting under SFAS No. 133, $1.9 million related to estimated losses associated with the critical vendor payments received from Kmart (see further discussion in Note 4: Contingent Matters) and various other costs not related to ongoing operations.

     The nine month period ended March 31, 2004 was impacted by litigation expense of $2.2 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $(1.1) million related to the ongoing change in the estimate cost to repurchase an option held by a third party to acquire one of our newspapers, $1.6 million related to hedging activities, which did not qualify for hedge accounting under SFAS No. 133, $9.3 million for the repurchase premiums, net of unamortized original issue premiums, associated with the early redemption of our 8 ¾% Senior Subordinated Notes due 2009, $1.0 million in costs associated with our unsuccessful bid for Freedom Communications, Inc. and $2.2 million related to estimated losses associated with the critical vendor payments received from Kmart (see further discussion in Note 4: Contingent Matters) and various other costs not related to ongoing operations.

Net Income

     We reported net income for the three and nine month periods ended March 31, 2004 of $0.1 million and $14.4 million, respectively, as compared to net income of $12.8 million and $32.1 million for the same periods in prior fiscal year. Net income for the three month period was impacted by $0.4 million of severance expense. Net income for the nine month period ended March 31, 2004 was impacted by $9.3 million for repurchase premiums, net of unamortized original issue premiums, that were recorded as a result of repurchasing our 8 ¾% Senior Subordinated Notes due 2009. Excluding the $9.3 million loss on early extinguishment of debt, pretax net income was $33.5 million for the nine month period ended March 31, 2004. Net income for the three and nine month periods ended March 31, 2003 was impacted by a $27.3 million gain recognized in conjunction with the formation of the Texas-New Mexico Newspapers Partnership. Excluding the $27.3 million gain, pretax net income (loss) was $(4.7) million and $27.2 million, respectively, for the three and nine month periods ended March 31, 2003. Also impacting net income was a $9.6 million and $12.6 million decrease in income tax expense, respectively, for the three and nine month periods ended March 31, 2004 as compared to the same periods in the prior fiscal year as a result of a decrease in income before taxes due to prior year’s results including the Texas-New Mexico Newspapers Partnership gain. Our effective tax rate was 40.6% for the nine months ended March 31, 2004, as compared to 41.1% for the same period in the prior fiscal year.

Liquidity and Capital Resources

     Our sources of liquidity are existing cash and other working capital, cash flows provided from operating activities, distributions from JOAs and partnerships and the borrowing capacity under our bank credit facility. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. From time to time, we increase our newsprint inventories in anticipation of price increases. In the fourth quarter of our fiscal year 2003 and continuing into the first quarter of fiscal year 2004, we built newsprint inventories to delay the impact to us of an announced price increase. In general, our receivables have been collected on a timely basis.

     Net cash flows from operating activities were approximately $24.4 million and $50.5 million, respectively, for the nine months ended March 31, 2004 and 2003. The decrease of $26.1 million was the result of a $13.1 million reduction in Adjusted EBITDA, primarily related to the March 2003 formation of the Texas-New Mexico Newspapers Partnership after which our New Mexico properties are no longer consolidated. Distributions from the Texas-New Mexico Newspapers Partnership are now included in investing activities. Also contributing to the change was a $20.8 million decrease attributable to an increase in working capital, due principally to increased inventory levels and timing of payments of accounts payable and accrued liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

     Net cash flows from investing activities were $28.1 million and $19.7 million, respectively, for the nine months ended March 31, 2004 and 2003. The following items caused the majority of the change: a $5.5 million increase in distributions from equity investments, primarily related to distributions from the Texas-New Mexico Newspapers Partnership formed in March 2003; net cash used for business acquisitions for the nine months ended March 31, 2004 was $17.0 million less than that of the corresponding period of the prior year; a $13.2 million increase associated with net capital expenditures ($14.4 million of which was for the purchase of an airplane in the second quarter of fiscal year 2004); and a $2.2 million decrease in distributions from unconsolidated JOAs due to prior year’s distribution from the Denver JOA including a distribution of $7.8 million related to the sale of its office building.

     Net cash flows from financing activities were $(19.5) million and $(61.0) million for the nine months ended March 31, 2004 and 2003, respectively. The activity for the nine months ended March 31, 2004 includes $291.5 million of net proceeds from the issuance of $300.0 million of our 6 7/8% Senior Subordinated Notes due 2013, which were used along with available borrowings to repurchase all of our outstanding $300.0 million 8 ¾% Senior Subordinated Notes due 2009, for $309.5 million (including $9.5 million of repurchase premiums), and also includes $146.9 million of net proceeds from the issuance of $150.0 million of our 6 3/8% Senior Subordinated Notes due 2014, which were used to pay down all outstanding borrowings on the revolver portion of our new bank credit facility. In addition, activity for the nine months ended March 31, 2004 includes normal borrowings and paydowns on long-term debt. Prior year’s net paydown consisted primarily of normal borrowings and paydowns on long-term debt, as well as net borrowings to finance our second quarter fiscal year 2003 acquisitions in California. See “Liquidity” for further discussion of the issuance of the $300.0 million 6 7/8% Senior Subordinated Notes due 2013 and repurchase of our $300.0 million 8 ¾% Senior Subordinated Notes due 2009, issuance of the $150.0 million 6 3/8% Senior Subordinated Notes due 2014, and the payoff of the revolver portion of our new bank credit facility.

Liquidity

     On December 30, 2003, we refinanced our former bank credit facility, which at the time of its replacement had provided for borrowings of up to $485.0 million. Our new bank credit facility provides for borrowings of up to $600.0 million, consisting of a $350.0 million revolving credit facility and a $250.0 million term loan “B” facility. Availability under the revolving credit facility is permanently reduced by $100.0 million in December 2008. The final maturity of the revolving facility is December 30, 2009, and the final maturity of the term loan “B” facility is December 30, 2010. The new bank credit facility is guaranteed by our subsidiaries (with certain exceptions). Cash flows for the next twelve months will be impacted by scheduled quarterly principal payments of $0.6 million under term loan “B” of our new bank credit facility, which we intend to pay from operating cash flows. Any payments on the term loan “B” facility cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. Because voluntary prepayment on the term loan “B” cannot be reborrowed, and we have no outstanding borrowings on the revolving credit portion of our new bank credit facility, we have elected to accumulate cash in anticipation of repurchasing the 8 5/8% Senior Subordinated Notes, which are callable July 1, 2004 (see additional discussion below). At March 31, 2004, the balance outstanding under the revolving credit portion of our new bank credit facility and term loan “B” was zero and $249.4 million, respectively. As of March 31, 2004, we had $344.3 million available for future borrowings under the revolver portion of our new bank credit facility, net of $5.7 million in outstanding letters of credit. See discussion of January 26, 2004 sale of 6 3/8% Senior Subordinated Notes below.

     On January 26, 2004, we completed the sale of $150.0 million of our 6 3/8% Senior Subordinated Notes due 2014 (or “6 3/8% Notes”) to take advantage of the low long-term interest rates available at the time. We intend to use the net proceeds of the sale together with accumulated cash on hand and borrowings under the new bank credit facility to purchase (by tender offer, in the open market or otherwise), by no later than August 1, 2004, all of our outstanding $200.0 million 8 5/8% Senior Subordinated Notes due 2011 (“8 5/8% Notes”). Pending such repurchase, we used the net proceeds from the sale of the 6 3/8% Notes to repay all outstanding borrowings under the revolving credit portion of our new bank credit facility. As a result, we are currently accumulating cash, which we expect to use in the future to fund the repurchase of our 8 5/8% Notes, and for other general corporate purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity (continued)

     In January 1998, we entered into an option agreement in association with the acquisition financing related to one of our newspapers. The option entitles the holder to purchase the assets used in the publication of one of our newspaper properties, which the option holder can exercise or put to us based on a predetermined formula anytime after January 31, 2003. The option repurchase price is currently valued at approximately $14.2 million, and is recorded as a component of other long-term liabilities. If the option were put to us, the payment would be funded with available borrowings from our new bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in our balance sheet as long-term.

     The Denver Post Shareholder Agreement provides Media General and us with a put and a call option, respectively, on Media General’s 20% interest in The Denver Post Corporation. Media General’s put is currently exercisable and expires June 30, 2004. Our call option can be exercised beginning July 1, 2004 and expires June 30, 2005. The price of the put and call, if or when either is exercised, is based on the appraised fair market value of The Denver Post Corporation, less Permitted Debt of The Denver Post Corporation as defined in the Denver Post Shareholder Agreement. We have one year to close on the purchase from the date of any put notice. No amounts are recorded in our financial statements related to the put or call option. Media General has not exercised its put, and we are currently evaluating our option to call Media General’s 20% interest in The Denver Post Corporation once it becomes exercisable on July 1, 2004.

     Stephens Media Group (“SMG”), a 26.28% partner in the California Newspapers Partnership (“CNP”), has a right to “put” its interest in CNP to us and Gannett the other partner in CNP, at the fair market value of its interest in CNP, any time after January 1, 2005. Upon notification of the put and obtaining a valuation of the partnership interest, the remaining partners, we and Gannett, have two years to complete the purchase. We are not currently aware of any intentions on the part of SMG to exercise its put. No amounts are recorded in our financial statements related to this put agreement.

     Our ability to service our debt, fund planned capital expenditures, and repurchase or refinance our indebtedness will depend on our ability to generate operating cash flows in the future. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our new bank credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

     Our various contractual obligations and funding commitments have changed since our Annual Report on Form 10-K for the year ended June 30, 2003 as more fully described in Note 6: Long-Term Debt of our notes to the condensed consolidated financial statements. In addition, subsequent to December 31, 2003, we entered into an agreement to purchase 60,000 metric tons of newsprint over the next three years (a minimum of 20,000 metric tons per year) at an agreed upon adjusted index price in conjunction with the settlement of a lawsuit with one of our newsprint vendors (as more fully described in Note 4: Contingent Matters of our notes to the condensed consolidated financial statements).

     Our off-balance sheet arrangements have not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity (continued)

Capital Expenditures

	Capital Expenditures
	Nine Months Ended March 31, 2004
	(In thousands)

	Wholly-	Non Wholly-Owned
	Owned	Subsidiaries
	Subsidiaries	and JOAs	Total
Carryover Projects from Prior Year	$1,958	$1,121	$3,079
Capital Projects	22,836	14,399	37,235

	24,794	15,520	40,314
Less Partners’ Share	—	(10,165)	(10,165)

	$24,794	$5,355	$30,149

Reconciliation of Capital Expenditures to Cash Flow Statement for the Nine Months Ended March 31, 2004
Total Capital Expenditures		$30,149
Adjusted for Proportionate Share of Capital Expenditures of Unconsolidated JOAs and Minority Share of Capital Expenditures of Consolidated Subsidiaries		(528)

Capital Expenditures per Condensed Consolidated Statement of Cash Flows (Unaudited)		$29,621

Near Term Outlook

Newsprint Prices.

     In January 2004, newsprint suppliers announced a $50 per metric ton price increase to be effective February 1, 2004. Effective May 1, 2004, $25 of the February 1, 2004 price increase was implemented. The April 2004 RISI (Resource Information Systems, Inc.) price index for 30 pound newsprint was $545 per metric ton compared to $490 in April 2003.

Recently Issued Accounting Standards

     See Note 1: Significant Accounting Policies and Other Matters — Recently Issued Accounting Standards of our notes to the condensed consolidated financial statements for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Reconciliation of GAAP and Non-GAAP Financial Information

     The following tables have been provided to reconcile the non-GAAP financial information (Adjusted EBITDA and Pro-Rata Consolidation Income Statement Data) presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary Supplemental Non-GAAP Financial Data” of this report on Form 10-Q to their most directly comparable GAAP measures (Cash Flows from Operating Activities and GAAP Income Statement Data).

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (non-GAAP measure).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(In thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$12,657	$32,322	$24,378	$50,504
Net Change in Operating Assets and Liabilities	(7,820)	(26,598)	18,336	(2,418)
Interest Expense	14,409	15,583	42,497	49,053
Bad Debt Expense	(1,619)	(2,212)	(5,773)	(6,977)
Pension Expense, Net of Cash Contributions	(405)	(1)	(954)	(74)
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(d)	12,086	10,422	35,281	32,046
Net Cash Related to Other (Income), Expense	(1,026)	3,907	(698)	4,057

Adjusted EBITDA	28,282	33,423	113,067	126,191
Minority Interest in Adjusted EBITDA	(8,587)	(9,915)	(35,084)	(36,152)
Combined Adjusted EBITDA of Unconsolidated JOAs	6,109	7,429	30,416	29,697
EBITDA of Texas-New Mexico Newspapers Partnership(b)	2,123	724	7,517	724

Adjusted EBITDA Available to Company	$27,927	$31,661	$115,916	$120,460

Footnotes for table above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results.”

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, York Newspaper Company and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote b).

(b)	Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants. Previously, we had used distributions from the Texas-New Mexico Newspapers Partnership in Adjusted EBITDA Available to Company. However, we have changed the adjustment from distributions to our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership in order to conform to the definition of cash flows (Adjusted EBITDA Available to Company) in our debt agreements.

(c)	Not meaningful.

(d)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of this adjustment.

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

	Three Months Ended March 31, 2004
		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented	Minority Interest	Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$179,177	$(4,264)	$74,794	$249,707

Income from Unconsolidated JOAs	952	—	(952)	—

Cost of Sales	57,769	(891)	30,372	87,250
Selling, General and Administrative	93,126	(1,521)	38,313	129,918
Depreciation and Amortization	10,553	(240)	3,858	14,171
Interest Expense	14,409	(22)	79	14,466
Other (Income) Expense, Net	1,285	(207)	1,220	2,298

Total Costs and Expenses	177,142	(2,881)	73,842	248,103
Minority Interest	(4,715)	1,383	—	(3,332)
Net Income	64	—	—	64
Adjusted EBITDA	$28,282	$(1,852)	$6,109	$32,539

	Nine Months Ended March 31, 2004
		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented	Minority Interest	Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$559,893	$(13,743)	$233,598	$779,748

Income from Unconsolidated JOAs	16,695	—	(16,695)	—

Cost of Sales	174,971	(2,861)	93,692	265,802
Selling, General and Administrative	271,855	(4,710)	109,490	376,635
Depreciation and Amortization	30,603	(448)	11,537	41,692
Interest Expense	42,497	(70)	229	42,656
Other (Income) Expense, Net	15,199	(256)	1,955	16,898

Total Costs and Expenses	535,125	(8,345)	216,903	743,683
Minority Interest	(24,603)	5,398	—	(19,205)
Net Income	14,358	—	—	14,358
Adjusted EBITDA	$113,067	$(6,172)	$30,416	$137,311

	Three Months Ended March 31, 2003
		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented	Minority Interest	Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$176,686	$(4,134)	$71,931	$244,483

Income from Unconsolidated JOAs	3,258	—	(3,258)	—

Cost of Sales	55,223	(827)	30,132	84,528
Selling, General and Administrative	88,040	(1,464)	34,370	120,946
Depreciation and Amortization	11,115	(125)	3,923	14,913
Interest Expense	15,583	(27)	83	15,639
Other (Income) Expense, Net	9,271	(37)	165	9,399

Total Costs and Expenses	179,232	(2,480)	68,673	245,425
Minority Interest	(5,410)	1,654	—	(3,756)
Net Income	12,819	—	—	12,819
Adjusted EBITDA	$33,423	$(1,843)	$7,429	$39,009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Reconciliation of GAAP and Non-GAAP Financial Information (continued)

Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis (continued) Dollar amounts shown are in thousands.

	Nine Months Ended March 31, 2003
		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented	Minority Interest	Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$551,027	$(13,023)	$227,213	$765,217

Income from Unconsolidated JOAs	18,397	—	(18,397)	—

Cost of Sales	164,790	(2,599)	93,072	255,263
Selling, General and Administrative	260,046	(4,436)	104,444	360,054
Depreciation and Amortization	32,391	(398)	11,997	43,990
Interest Expense	49,053	(81)	255	49,227
Other (Income) Expense, Net	10,952	(76)	(952)	9,924

Total Costs and Expenses	517,232	(7,590)	208,816	718,458
Minority Interest	(25,687)	5,433	—	(20,254)
Net Income	32,121	—	—	32,121
Adjusted EBITDA	$126,191	$(5,988)	$29,697	$149,900

(1)	Adjustment to Eliminate 42.5% Minority Interest in York JOA eliminates the York Newspaper Company JOA minority partner’s 42.5% share from the individual line items with a corresponding adjustment to GAAP minority interest. The difference between the minority interest adjustment provided in the reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (non-GAAP measure) and the pro-rata minority interest adjustment above is that certain items (Depreciation and Amortization, Interest Expense and Other (Income) Expense, Net) are excluded from Minority Interest in Adjusted EBITDA.

(2)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs. Our interest in the earnings of Newspaper Agency Corporation (Salt Lake City) is 58%, while our interests in Denver Newspaper Agency and Charleston Newspapers are 50%. This adjustment also includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(In thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$12,657	$32,322	$24,378	$50,504
Net Change in Operating Assets and Liabilities	(7,820)	(26,598)	18,336	(2,418)
Interest Expense	14,409	15,583	42,497	49,053
Bad Debt Expense	(1,619)	(2,212)	(5,773)	(6,977)
Pension Expense, Net of Cash Contributions	(405)	(1)	(954)	(74)
Net Cash Related to Other (Income), Expense	(1,026)	3,907	(698)	4,057
Combined Adjusted EBITDA of Unconsolidated JOAs(d)	6,109	7,429	30,416	29,697
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the JOAs(e)	12,086	10,422	35,281	32,046
Minority Interest in Adjusted EBITDA of York Newspaper Company(f)	(1,852)	(1,843)	(6,172)	(5,988)

Adjusted EBITDA	32,539	39,009	137,311	149,900
Minority Interest in Adjusted EBITDA	(6,735)	(8,072)	(28,912)	(30,164)
EBITDA of Texas-New Mexico Newspapers Partnership(b)	2,123	724	7,517	724

Adjusted EBITDA Available to Company	$27,927	$31,661	$115,916	$120,460

Footnotes for table above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary Supplemental Non-GAAP Financial Data.”

(a)	Non-GAAP Financial Data (Pro-Rata Other Data). Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote b). Note that pro-rata consolidation already takes into account our proportionate share of the results from our unconsolidated JOAs and factors out the minority interest associated with York Newspaper Company, our GAAP consolidated JOA.

(b)	Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants. Previously, we had used distributions from the Texas-New Mexico Newspapers Partnership in Adjusted EBITDA Available to Company. However, we have changed the adjustment from distributions to our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership in order to conform to the definition of cash flows (Adjusted EBITDA Available to Company) in our debt agreements.

(c)	Not meaningful.

(d)	Combined Adjusted EBITDA of Unconsolidated JOAs is calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(e)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOAs includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(f)	Minority Interest in Adjusted EBITDA of York Newspaper Company is calculated as total revenues, less cost of sales and SG&A expense from the Adjustment to Eliminate 42.5% Minority Interest in York JOA column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK

Debt and Related Interest Rate Swaps

     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes a bank term loan and bank credit facility. Our bank debt bears interest at rates based upon, at our option, Eurodollar or a base rate, plus a spread based on our leverage ratio. Our bank debt has been refinanced as described in Note 6: Long-Term Debt of the notes to the condensed consolidated financial statements and “Liquidity.” We also have interest rate swaps on a portion of our fixed rate debt that swap the fixed-rate interest payments for a variable-rate interest payment. We entered into the swaps in order to mitigate the effects of a protracted and slow economic recovery and to take advantage of the current low interest rates available under a variable rate instrument. The interest rate swap amounts in the table expire in July 2004.

Interest Rate Sensitivity
Principal or Notional Amount by Expected Maturity
Average Interest or Swap Rate
Years Ended June 30,
(Dollars in thousands)

									Fair Value
									2004
									(Liability)
	2004(b)	2005	2006	2007	2008	Thereafter	Total		Asset
Liabilities
Long-Term Debt including Current Portion
Fixed Rate	$—	$—	$—	$—	$—	$645,493	$645,493		$(666,500)
Average Interest Rate	5.80%	5.80%	5.80%	5.80%	5.80%	5.80%

Variable Rate	$625	$2,500	$2,500	$2,500	$2,500	$238,750	$249,375		$(249,375)
Average Interest Rate	3.09%	3.09%	3.09%	3.09%	3.09%	3.09%

Total							$894,868	(a)

								Fair Value
								2004
								(Liability)
	2004	2005	2006	2007	2008	Thereafter	Total	Asset
Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps on Fixed Rate Debt
Notional Amount	$100,000	$—	$—	$—	$—	$—	$100,000	$601
Average Pay Rate	1.22%
Average Receive Rate	3.62%

(a)	The long-term debt (including current portion) of $894.9 million from the Market Risk table above differs from total long-term debt of $927.4 million reported in Note 6: Long-Term Debt of the notes to our condensed consolidated financial statements due to $27.9 million related to various notes payable due through 2013 and York Newspaper Company debt of $4.6 million. The Market Risk table above excludes these long-term obligations as we could not practicably estimate fair value due to the lack of quoted market prices for these types of instruments and our inability to estimate the fair value without incurring the excessive cost of obtaining an appraisal.

(b)	The June 30, 2004 amount represents only the amount due for the three months then ended.

EXHIBIT INDEX

Exhibits

3.1	Second Restated and Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed January 14, 2004)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed January 14, 2004)

4.1	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.2	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q filed February 17, 2004)

4.4	Registration Rights Agreement dated as of January 26, 2004 between MediaNews Group, Inc. as Issuer and Deutsche Bank Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, Credit Lyonnais Securities (USA) Inc., and Stephens Inc. (incorporated by reference to Exhibit 4.5 to the registrant’s Form 10-Q filed February 17, 2004)

4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.3)

10.1	First Amendment to Credit Agreement, dated as of January 20, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-4 filed February 23, 2004)

10.2	Amended and Restated Shareholders Agreement of MediaNews Group, Inc. by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004 (incorporated by reference to Exhibit 10.7 to the registrant’s Form S-4/A (File No. 333-113028), filed March 18, 2004

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002