Form 10-K
period 2004-06-30
MEDIANEWS GROUP INC
filed 2004-09-28
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004
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
NONE

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Item (1) Yes [X] No [  ]; Item (2) Yes [  ] No [X*]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

     Not applicable as there is no active market for our common equity.

     The number of shares outstanding of the registrant’s common stock as of September 27, 2004 was 2,298,346.

     Documents Incorporated by Reference: None

*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2004 pursuant to Section 15(d) of the Securities Exchange Act of 1934.

Item 1: Business

General

     MediaNews Group, Inc. (“MediaNews” or “the Company”), a Delaware Corporation, was founded in March 1985. We are one of the largest private newspaper companies in the United States in terms of daily paid circulation. We control 40 market dominant daily and approximately 65 non-daily newspapers in eight states, including suburban markets in close proximity to the San Francisco Bay area, Los Angeles, New York, Baltimore and Boston. We also own metropolitan daily newspapers in Denver and Salt Lake City that operate under joint operating agency (“JOA”) agreements. The newspapers we currently control had combined daily and Sunday paid circulation of approximately 1.7 million and 2.2 million, respectively, as of March 31, 2004. In addition, we have a 33.8% interest in a partnership controlled by Gannett, the largest newspaper company in the United States. This partnership operates six daily newspapers in Texas and New Mexico with a combined daily circulation of approximately 130,000.

     We have grown primarily through strategic acquisitions, partnerships and, to a lesser extent, internal growth. One of our key strategies is geographic clustering. This strategy involves acquiring newspapers, or partnering with newspapers, in markets contiguous to those in which we already operate. Clustering has allowed us to realize substantial revenue synergies and cost efficiencies, resulting in higher operating cash flow growth at those newspapers than they would have achieved on a stand-alone basis.

     Our newspapers are generally positioned in markets with limited direct competition for local newspaper advertising. Start-ups of new daily newspapers in suburban markets with pre-existing local newspapers are rare. We believe that our newspaper markets, taken as a whole, have above average population and sales growth potential. Most suburban and small city daily newspapers, such as a majority of the newspapers we own, have the leading or sole distribution in the markets they serve. Suburban newspapers address the specific needs of the community by publishing a broad spectrum of local news as well as advertiser specific editions which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities, the local newspaper provides a combination of social and economic services in a way that only it can, making it attractive for both consumers and advertisers. Our metropolitan newspapers generate significant revenues from high margin national and employment advertising, which is strongly influenced by national and local economic trends. On the other hand, our suburban newspapers generate the majority of their revenues from local retail, classified and circulation sales, which we believe are less affected by national economic trends and therefore tend to provide a more stable base of operating cash flow.

     We also operate, in conjunction with our suburban newspapers, sizeable weekly newspaper groups that target the diverse communities and advertising opportunities that exist in and around large cities. In addition to relying on small local retailers, local classifieds and restaurants for advertising, suburban weekly newspapers allow us to attract a different base of advertisers than the daily newspaper, improve our competitive positioning, reduce the threat of competition from direct mail and shoppers (free circulars) and achieve greater household penetration in our newspaper markets. Our largest suburban weekly newspaper groups operate in conjunction with our San Francisco Bay area newspapers, Los Angeles Newspapers Group and Connecticut Post.

Industry Background

     Newspaper publishing is the oldest and largest segment of the media industry. Newspapers address the specific needs of the communities they serve by publishing a broad spectrum of local news as well as special editions that are targeted to specific advertisers and readers. In most communities, the local newspaper provides the primary voice for local news and information, including business, sports, government and social as well as political commentary, making a newspaper’s content attractive to both readers and advertisers. We believe that the local newspaper’s close relationship with its readers and local community is one of the primary reasons why newspapers remain a dominant medium for local advertising, accounting for approximately 40% of all local media advertising expenditures in the United States in calendar 2003.(1)

(1)	Source: NAA.org Newspaper Association of America 2004 Facts About Newspapers

     We believe that, due to fragmentation of other mediums, newspapers are the last mass market medium available for advertisers to effectively reach a broad spectrum of highly attractive consumers. In addition, newspapers are one of the few forms of mass media used by readers for both editorial and advertising content. Independent studies have shown that 43% of Sunday newspaper readers value advertising as much as news and editorial content.(2) Readers of newspapers also tend to be more highly educated and have higher incomes than non-newspaper readers, with a recent survey showing over 60% of college graduates and 63% of households with incomes greater than $75,000 read a daily newspaper.(1) Because of the desirable demographic and market reach of daily newspapers, we believe that they represent the most cost-effective means for advertisers to reach a broad and affluent spectrum of consumers.

     With the exception of a few of the largest cities, most cities in the United States do not have more than one daily newspaper. In addition, start-ups of daily newspapers that compete in a meaningful way with existing daily newspapers are rare.

Significant Transactions in Fiscal Year 2004

     Acquisitions/JOA Restructurings

     In May 2004, we restructured our interest in Charleston Newspapers (“Charleston JOA”). In exchange for $55.0 million (less a net adjustment for 50% of Charleston Newspapers’ net working capital, long-term employee benefits liabilities and long-term debt) and a limited partnership interest in a newly formed entity (Charleston Newspapers Holdings, L.P.), we contributed our general partnership interest in Charleston Newspapers and the masthead of the Charleston Daily Mail to Charleston Newspapers Holdings L.P. Our former partner in Charleston Newspapers is the general partner in Charleston Newspapers Holdings L.P. In addition, in conjunction with the restructuring, we also agreed to continue to be responsible for the news and editorial content of the Charleston Daily Mail. Under our agreement with Charleston Newspapers Holdings, L.P., we are reimbursed for the cost of providing the news and editorial content of the Charleston Daily Mail and paid a management fee. Our limited partnership interest does not entitle us to any share of the profits or losses of the limited partnership.

     Also in May 2004, we restructured our interest in The York Newspaper Company (“York JOA”) through the exercise of our call option to acquire the remaining 42.5% interest in The York Newspaper Company and the masthead of the York Daily Record for approximately $38.3 million. Prior to the call option exercise and the restructuring of our interest in the York JOA, one of our subsidiaries, York Newspapers, Inc., was responsible for the news and editorial content of The York Dispatch, whereas York Daily Record, Inc., the minority partner in The York Newspaper Company, was responsible for the news and editorial content of the York Daily Record. After the option exercise and the restructuring of the York JOA, we became responsible for the news and editorial content of the York Daily Record and an affiliate of our former partner in The York Newspaper Company became responsible for providing the news and editorial content for The York Dispatch. However, we still own the masthead and all other intangible and tangible assets of The York Dispatch. Under the restructured York JOA, we reimburse the affiliate of our former partner for the cost of providing the news and editorial content of The York Dispatch, plus a management fee of $240,000 per year.

     In January 2004, we purchased for approximately $9.0 million two weekly newspapers in southern California: the Grunion Gazette and Downtown Gazette. These weeklies are published in Long Beach where we own the daily newspaper.

     Debt Refinancings

     During fiscal year 2004, we took advantage of the favorable interest rate environment and completed several refinancings. In November 2003, we completed the sale of $300.0 million of our 6 7/8% Senior Subordinated Notes due 2013 (the “6 7/8% Notes”). We applied the net proceeds from the 6 7/8% Notes and other available funds to redeem all of our outstanding $300.0 million 8 3/4% Senior Subordinated Notes.

     In December 2003, we refinanced our bank credit facility. The new facility provided for borrowings of up to $600.0 million, consisting of a $350.0 million revolving credit facility and $250.0 million term loan “B” facility. In August 2004,

(1)	Source: NAA.org Newspaper Association of America 2004 Facts About Newspapers

(2)	Source: Scarborough research

we amended the bank credit facility. The August amendment and refinancing maintains the revolving credit facility and provides for a $100.0 million term loan “A” and a $148.8 million term loan “C,” both of which were used to refinance the previous term loan “B” facility. The amendment and refinancing revised maturities and lowered borrowing margins on the bank credit facility.

     In January 2004, we completed the sale of $150.0 million of our 6 3/8% Senior Subordinated Notes due 2014 to refinance in part our 8 5/8% Senior Subordinated Notes on their first call date. Until then, we used the net proceeds from the sale to pay off the revolving portion of our credit facility and elected to accumulate cash. On July 1, 2004, the first redemption date, we used cash on hand and borrowings under the bank credit facility to redeem all our outstanding $200.0 million 8 5/8% Senior Subordinated Notes.

Operating Strengths and Strategies

     Our long-term operating strategy is to increase revenues and operating cash flows through geographic clustering, partnerships and internal growth. Our internal growth strategy is built on our key strengths, which include development of new revenue streams, local news leadership, circulation growth and prudent cost controls. In addition, we seek to drive revenue growth in our Internet operations by leveraging our local content across a diverse array of classified advertising categories, including employment, automotive, real estate and other Internet verticals.

     Geographic Clusters and Partnerships. One of our key acquisition strategies is to acquire newspapers in markets contiguous to our own. We refer to this strategy, which we pioneered, as “clustering.” Clustering enables us to realize operating efficiencies and economic synergies, such as the sharing of management, accounting, newsgathering, advertising and production facilities. In addition, we seek to increase operating cash flows at acquired newspapers by reducing labor costs, and implementing overall improvements in cost management. Clustering also enables us to maximize revenues by selling advertising into newspapers owned by us in contiguous markets. We believe that this strategy allows us to achieve higher operating margins at our clustered newspapers than we would realize from those newspapers on a stand-alone basis. The California Newspapers Partnership (“CNP”), the Denver Newspaper Agency (the “Denver JOA” or “DNA”) and the Texas-New Mexico Newspapers Partnership are all extensions of this strategy.

     New Revenue Streams. We focus on developing and implementing new revenue initiatives and exporting these initiatives across all of our newspapers. We continue to launch niche publications and implement other revenue growth initiatives, such as a monthly contest for the “best new revenue initiative,” revenue Think Tanks with our top sales executives, TOMA (“Top of Mind Awareness”) which introduces small local advertisers to the power of newspaper advertising and SWAT programs which utilize the skills of our best sales representatives in a sales blitz at a sister newspaper. We have also formed strategic alliances, such as a relationship with a direct mail provider designed to increase our share of the mid-week preprint and print and delivery business in four of our markets, including most recently the San Francisco Bay area. In January 2004, our Los Angeles Newspaper Group launched IMPACTO USA, a weekend home delivered Spanish-language newspaper. IMPACTO USA is home delivered every Saturday to over 250,000 Hispanic households in Central and East Los Angeles, Long Beach and the San Fernando Valley under a distribution strategy developed through the Latino Newspaper Network, a marketing and advertising sales partnership in which we participate. In conjunction with these programs, we utilize market research, demographic studies, zoning, strong local market penetration and active community involvement to develop and implement marketing programs that allow our newspapers to maximize their share of the available advertising dollars in the market.

     Local News Leadership. We believe that we have assembled the largest local newsgathering resources in our markets and we are committed to being the leading provider of high quality local news in those markets. Each newspaper is locally managed and sets its own news coverage and editorial policy based on the local market. Our focus on in-depth local news coverage sets us apart from other news sources in our markets, contributing to reader loyalty and increasing franchise value. With the timeliness and availability of national and world news 24 hours a day on television and the Internet, we believe that providing in-depth local news coverage is invaluable and is what sets us apart from other news sources, generating reader loyalty and increasing franchise value. Additionally, our ongoing involvement in the communities in which we operate not only strengthens our relationships with these communities but also provides our advertisers a superior vehicle for promoting their goods and services. Although our focus is primarily on local news, we are committed to providing quality national and international news coverage when it is of particular interest to the local community, such as sending embedded reporters and photographers from our metropolitan daily newspapers to cover the war in Iraq.

     The majority of our newspapers receive awards annually for excellence in various editorial categories in their respective regions and circulation size. For example, The Denver Post achieved the highest award for editorial excellence, winning a Pulitzer Prize in 2000 for its coverage of the Columbine High School tragedy. Our other newspapers have also received numerous awards from state press associations as well as other peer organizations for their editorial content, local news and sports coverage, and photography. In addition, our newspapers are designed to visually attract readers through attractive layouts and color enhancements, and in an ongoing effort to improve quality, we have made investments in digital photography.

     Circulation Growth. Circulation growth is essential to maintaining and growing the long-term franchise value at our newspapers. Accordingly, we have and will continue to make significant investments in circulation promotion, telemarketing and other circulation growth campaigns to increase circulation and readership. Recently enacted telemarketing rules, including the National Do-Not-Call Registry, are having an impact on our ability to gain subscriptions through telemarketing; however, we are not prohibited from calling those persons who are not registered with the registry or those persons who are, but with whom we have had a pre-existing relationship during the prior 18 months. Other home delivery circulation marketing programs are being implemented to offset the impact of the reduction in telemarketing. Our management incentive programs are designed to reward our publishers for circulation growth at their daily newspapers. Our circulation growth strategies are focused on growing home delivery and single copy sales, the most desired circulation types for our advertisers. We continue to balance our commitment to circulation growth with circulation profit by instituting programs that target the replacement of higher churn short-term circulation orders with longer term, more profitable circulation, thereby delivering a stable subscriber base for our advertising customers and controlling subscriber acquisition costs. This strategy has improved circulation profits, but may at times decrease circulation volumes in the short-term. We are also making investments in technology to enhance demographic targeting of potential subscribers, aimed at selling to and retaining high quality subscribers.

     Cost Controls. We focus on cost control with a particular focus on managing staffing requirements. At newspapers with collective bargaining unions, management strives to enter into long-term agreements with small annual increases. In addition, we further control labor costs through investments in state-of-the-art production equipment that improve production quality and increase operating efficiency. We are equally focused on newsprint cost control. Each of our newspapers benefits from the discounted newsprint pricing we obtain as one of the largest newspaper groups in the United States. We purchase newsprint from several suppliers under arrangements resulting in what we believe are some of the most favorable newsprint prices in the industry.

     We were the first newspaper company in the United States to convert all of our newspapers to a 50-inch web width, which reduced the width of a single newspaper page to 12.5 inches from either 13.5 inch or 13.75 inch page widths. These conversions have permanently reduced our newsprint consumption by approximately 8% below levels prior to conversion. While converting to the 50-inch web-width cut our newsprint costs, it also had the added benefit of improving customer satisfaction through ease of use.

     Internet. MediaNews Group interactive (“MNGi”), our Internet subsidiary, was established to take advantage of the increasing use of the Internet and its advertising growth opportunities. Our mission is to use the Internet and other electronic media to enhance and broaden our position as the leading provider of news, information and services in our strategically located markets. We are growing market share and extending the profitability of our local media franchises by leveraging our extensive newsgathering resources, print and online sales infrastructures and partnering with providers of emerging technologies, including broadband and wireless. We expect to extend the reach of our brands beyond our core and existing print audience to attract younger and more diverse users. Finally, we are cultivating relationships with new and existing advertisers by proactively addressing their needs and providing multimedia packages reaching target customers and generating optimal results.

     We intend to increase our direct sales by offering more comprehensive self-service online products in the future. We have also begun to implement next generation classified capabilities that we believe will result in more revenue per order, new revenue streams and significant cost savings. The development of these products will allow us to better compete with new entrants into on-line advertising and enhance advertiser satisfaction. In addition, we are introducing site registration and personalization across each of our sites, giving us the ability to integrate our online/offline databases to allow for a very high degree of online targeted marketing including print subscription acquisitions, email marketing and the ability to target advertising based on the captured demographic and psychographic data.

     We have also made strategic Internet investments that we believe expand and enrich our online content, which are described in more detail below.

•	PowerOne Media (www.poweronemedia.com), provides interactive vertical classified advertising solutions, primarily for the newspaper industry. PowerOne Media solutions include CarCast, Zwire!, Classified Hosting, Employment (CareerSite), Display Ads, Franchise Solutions, Online Dating, and Real Estate. We own approximately 16% of PowerOne Media.

•	SeeitBuyit (www.seeitbuyit.com), is a marketing and promotional services company focused on providing the real estate industry a powerful listing and selling tool designed to provide a one stop shopping marketing solution for our real estate advertising customers. “SeeitBuyit” provides realtors with video photography online home tours brochures, direct mail pieces, and other items used by realtors in selling new and existing homes. SeeitBuyit is a wholly-owned subsidiary of MediaNews.

     By being the leading provider of local news and information in our markets, and leveraging the Internet, electronic media, emerging wireless and broadband technologies, we believe that our newspapers are well positioned to respond to and benefit from changes in the way advertising, news and information are delivered to customers now and in the future. Links to our online newspapers can be found at www.newschoice.com

     Superior Management. Our management team has a proven track record of successfully acquiring, including through partnerships, approximately 70 newspapers that have been successfully integrated into our operations. Our senior executives have spent the majority of their careers in the newspaper industry operating, acquiring and integrating newspapers.

     Strategic Acquisitions. In the past we have sought to acquire newspapers that are contiguous to our existing newspapers and that represent compelling values based on expected operating cash flow growth from clustering synergies, efficiencies or otherwise. We may from time to time continue to evaluate and pursue strategic or targeted acquisitions that meet our strict acquisition criteria, including our goal of not increasing our leverage ratio over the long-term.

Advertising and Circulation Revenues

     Advertising is the largest component of a newspaper’s revenues, followed by circulation revenue. Advertising rates at each newspaper are established based upon market size, circulation, readership, demographic makeup of the market and the availability of alternative advertising media in the marketplace. While circulation revenue is not as significant as advertising revenue, circulation trends can impact the decisions of advertisers and advertising rates.

     Advertising revenue includes Retail (local and national department stores, specialty shops, preprinted advertising circulars and other local retailers, direct mail and niche publications), National (national advertising accounts) and Classified advertising (employment, automotive, real estate, private party and personals). In fiscal year 2004, classified revenue continued to be impacted by declines in classified employment advertising due to the continued weak labor markets in most of our newspaper markets and throughout most of the United States. However, many of our newspapers began to see positive trends in the second half of the fiscal year. Other revenue consists primarily of revenue from commercial printing and the Internet. The contributions of Retail, National, Classified, Circulation and Other revenue to total revenues for fiscal years 2004, 2003 and 2002 are shown in the table below.

	Fiscal Years Ended
	June 30,(1)
	2004	2003	2002
Retail	42%	42%	41%
National	6	6	4
Classified	26	28	30
Circulation	18	19	20
Other	8	5	5

	100%	100%	100%

(1)	Generally accepted accounting principles do not allow us to consolidate the revenues for our JOA investments we do not control; accordingly, we record our share of the JOAs’ net results in one line item, “Income from Unconsolidated JOAs.” The revenue data for the JOAs we do not control (Salt Lake City, Denver, and Charleston through May 7, 2004) are excluded from this summary (see further discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies).

Newsprint

     Newsprint is one of the largest costs of producing a newspaper, and the price of newsprint is subject to changes in worldwide supply and demand. We buy newsprint from several suppliers under arrangements that we believe provide us with some of the most favorable long-term newsprint prices in the industry. We also own, through Kearns-Tribune, LLC, a 6% interest in Ponderay Newsprint Company. During fiscal years 2004, 2003, and 2002, excluding our unconsolidated JOA operations, we consumed approximately 150,000, 154,000 and 148,000 metric tons of newsprint, respectively, and, during the same periods, incurred newsprint expense of $72.8 million, $67.3 million and $74.8 million, respectively. Newsprint expense as a percentage of revenue from our newspaper operations (excluding unconsolidated JOAs) for fiscal years 2004, 2003 and 2002, was 9.8%, 9.2% and 10.6%, respectively. Newsprint expense decreased from fiscal year 2002 through fiscal year 2003, primarily due to the decrease in the average price per metric ton of 13% from 2002 to 2003, as a result of price decreases that began in 2002 and continued into 2003. However, the average price per metric ton began to increase in the second quarter of fiscal year 2003 and continued to increase throughout fiscal year 2004. For the year ended June 30, 2004, our average price per metric ton was $485, whereas for the year ended June 30, 2003, our average price per metric ton was $438. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Near Term Outlook — Newsprint Prices” for a discussion regarding current newsprint pricing trends.

Employee Relations

     As of June 30, 2004, we employed at our consolidated entities and unconsolidated JOAs (excluding the Charleston JOA) approximately 8,000 full-time and 2,000 part-time employees, of which approximately 3,000 are unionized (almost 2,000 of the total union employees are in Denver). There has never been a strike or work stoppage at any of our newspapers during our ownership, and we believe that our relations with our employees are generally good.

Seasonality and Cyclicality

     Newspaper companies tend to follow a distinct and recurring seasonal pattern, with higher advertising revenues in months containing significant events or holidays. Accordingly, the fourth calendar quarter, or our second fiscal quarter, is generally our strongest revenue quarter of the year. Due to generally poor weather and a lack of holidays, the first calendar quarter, or our third fiscal quarter, is generally our weakest revenue quarter of the year.

     Our advertising revenues, as well as those of the newspaper industry in general, are cyclical and dependent upon general economic conditions. Historically, advertising revenues have increased in periods of economic growth and declined with general national, regional and local economic downturns and recessionary economic conditions.

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

     We believe larger metropolitan daily newspapers with circulation in our suburban newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper’s main source of revenues. Our suburban daily newspapers capture the largest share of local advertising as a result of their in-depth coverage of their suburban market, providing our readers with local stories and information that major metropolitan newspapers are unable or unwilling to provide. In addition, we believe advertisers generally regard newspaper advertising as a more effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image.

     Most newspapers are now publishing news and other content on the Internet. In addition, there are many sites on the Internet, which are advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment, real estate and automotive classified. Accordingly, we have invested and will continue to invest in our online strategy, which we believe allows us to capture our share of the advertising dollars being spent on the Internet now and in the future.

Regulation and Environmental Matters

     Substantially all of our facilities are subject to federal, state and local laws concerning, among other things, emissions to the air, water discharges, handling and disposal of waste and remediation of contaminated sites. Compliance with these laws has not had, nor do we expect it to have, a material effect upon our capital expenditures, net income or competitive position. Although we believe we are in material compliance with these requirements, we may not have been and will not at all times be in complete compliance with all applicable requirements, and there can be no guarantee we will not incur material costs including fines or damages, resulting from non-compliance.

     Environmental laws and regulations and their interpretation have changed rapidly in recent years and may continue to do so in the future. These may include obligations to investigate and clean-up environmental contamination on or from properties we currently or formerly owned or operated, or at off-site locations where we are identified as a responsible party. Certain laws impose strict and, under certain circumstances, joint and several liability for investigation and clean-up costs. Environmental Assessment Reports of our properties have identified historic activities and conditions on certain of these properties, as well as current and historic uses of properties in surrounding areas, which may require further study or remedial measures. No material remedial measures are currently anticipated or planned by us with respect to our properties. However, no assurance can be given that existing Environmental Assessment Reports reveal all environmental liabilities, that any prior owner of our properties did not create an environmental condition not known to us, or that an environmental condition does not otherwise exist at any such property which could result in incurrence of material cost.

     Because we deliver certain newspapers by second-class mail, we are required to obtain permits from, and to file an annual statement of ownership with, the United States Postal Service.

Item 2: Properties

     Our corporate headquarters are located in Denver, Colorado. The listing below of our production and operating facilities are, in most cases, complete newspaper production and office facilities, but the listing also includes television and radio stations. The principal production and operating facilities we own are located in:

Alaska	Massachusetts	Texas	California
Anchorage	Pittsfield	Graham	Vacaville	West Covina
	North Adams		Paradise	Valencia
Colorado	Lowell	Utah	Hayward	Long Beach
Denver	Fitchburg	Salt Lake City	Pleasanton	San Bernardino
Sterling	Devens		Marin	Ontario
Fort Morgan		Vermont	Eureka	Woodland Hills
Lamar	Pennsylvania	Brattleboro	Chico	Redlands
	York	Bennington	Vallejo
Connecticut	Hanover		Lakeport
Bridgeport	Lebanon		San Mateo
Woodland
Ukiah

     Certain facilities located in Denver, Colorado and Oakland, Pasadena, San Bernardino, Hayward and Pleasanton, California are operated under long-term leases.

     We believe that all of our properties are generally well maintained, in good condition and suitable for current operations. Our equipment is adequately insured.

Item 3: Legal Proceedings

     MediaNews and Salt Lake City Tribune Publishing Company (“SLTPC”) continue to be involved in litigation over SLTPC’s option to acquire the assets used in connection with the operation and publication of The Salt Lake Tribune. See Note 11: Commitments and Contingencies, of the notes to our consolidated financial statements for a description of the background of this litigation.

     We are also involved in other legal proceedings. Kmart Corporation (“Kmart”) has commenced an adversary proceeding against us and certain of our subsidiaries and joint operating agencies in bankruptcy court seeking the return of certain payments received from Kmart under a “critical vendor” program with respect to pre-bankruptcy balances due from Kmart. On February 24, 2004, the United States Court of Appeals for the Seventh Circuit upheld a ruling that payments to “critical vendors” by Kmart related to pre-bankruptcy balances due these vendors were improper. We are currently evaluating our legal options with respect to Kmart’s claims for return of payments received. Our June 30, 2004 financial statements reflect an accrual for our estimated losses associated with the critical vendor payments received from Kmart. See Note 11: Commitments and Contingencies, of the notes to our consolidated financial statements for a more complete description of this and other lawsuits.

Item 4: Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

     There were no equity securities sold by us during fiscal year 2004. There is no established public trading market for our common stock.

     As of September 27, 2004, there were approximately 10 record holders of our Class A Common Stock.

     We have not paid a cash dividend on our common stock and we do not currently have plans to pay cash dividends on our common stock. In addition, our long-term debt agreements contain covenants which, among other things, limit our ability to pay dividends to our shareholders.

     We do not currently have any equity compensation plans, although an equity compensation plan is currently being considered.

Item 6: Selected Financial Data

     The following table sets forth the selected historical consolidated financial data for fiscal years 2000 through 2004, which is derived from the consolidated financial statements of MediaNews and should be read in conjunction with such financial statements and the related notes included elsewhere in this Form 10-K. The selected historical consolidated financial data of MediaNews is qualified by reference to, and should be read together with, the consolidated financial statements of MediaNews and related notes thereto included elsewhere in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	MediaNews Group, Inc. & Subsidiaries
	Fiscal Years Ended June 30,
	2004(b)	2003(b)	2002(b)	2001(b)	2000(b)
		(Dollars in thousands)
INCOME STATEMENT DATA(a):
Revenues
Advertising	$563,496	$556,016	$535,687	$673,737	$769,976
Circulation	132,505	137,445	139,495	144,292	148,194
Other	57,828	45,137	35,948	34,151	28,936

Total Revenues	753,829	738,598	711,130	852,180	947,106
Income (Loss) from Unconsolidated JOAs	22,207	25,227	8,770	(3,202)	2,142
Cost of Sales	234,784	221,888	220,082	297,825	339,660
Selling, General and Administrative	366,636	346,763	324,364	385,764	421,825
Depreciation and Amortization	40,742	40,553	47,545	62,593	62,152
Interest Expense	57,036	64,252	75,302	82,241	75,758
Gain on Sale of Newspaper Properties	6,982	27,399	—	74,255	117,621
Minority Interest	(32,237)	(34,088)	(32,218)	(40,927)	(34,092)
Income Before Income Taxes	43,703	67,855	9,883	39,271	124,976
Net Income	27,637	40,828	12,365	25,227	130,383

CASH FLOW DATA:
Capital Expenditures	$36,483	$20,669	$11,323	$19,611	$25,505
Cash Flows from:
Operating Activities	75,155	102,694	72,635	42,001	61,186
Investing Activities (including Capital Expenditures)	(19,234)	(45,415)	(24,008)	(345,604)	114,021
Financing Activities	5,472	(55,965)	(53,747)	166,120	(35,320)

BALANCE SHEET DATA:
Total Assets	$1,397,625	$1,353,048	$1,323,184	$1,386,884	$1,138,892
Long-Term Debt and Capital Leases	928,467	904,554	957,090	1,008,473	846,808
Other Long-Term Liabilities and Obligations	26,450	33,947	30,462	23,906	17,633
Total Shareholders’ Equity	87,020	60,008	24,501	22,737	939

NON-GAAP FINANCIAL DATA(c):
Long-Term Debt and Capital Leases, Net(d)	$863,094	$897,998	$945,551	$996,080	$683,932

Adjusted EBITDA	$152,409	$169,947	$166,684	$168,591	$185,621
Minority Interest in Adjusted EBITDA	(45,747)	(49,089)	(45,946)	(45,647)	(44,298)
Combined Adjusted EBITDA of Unconsolidated JOAs	39,842	40,371	36,006	14,205	4,725
EBITDA of Texas-New Mexico Newspapers Partnership(e)	10,108	3,275	—	—	—

Adjusted EBITDA Available to Company	$156,612	$164,504	$156,744	$137,149	$146,048

Footnotes on following two pages.

Footnotes from previous page.

(a)	Significant Transactions. The income statement data is impacted by the following significant transactions.

Acquisitions Fiscal Years 2000-2004
Year	Date	Publication	Location	Description	Purchase Price
2004	01/05/04	Grunion Gazette and	Long Beach, California	Weekly newspapers	$9.0 million
Downtown Gazette
See other transactions regarding the York JOA restructuring
2003	01/31/03	Paradise Post	Paradise, California	Three times weekly newspaper, plus	$13.0 million
commercial printing
	10/01/02	The Reporter	Vacaville, California	Daily morning newspaper	$30.9 million
	10/01/02	Original Apartment	Los Angeles, California	Free distribution apartment	$10.0 million
		Magazine		rental magazine
2002	No significant acquisitions.
2001	05/31/01	Ruidoso News	Ruidoso, New Mexico	Bi-weekly newspaper	$3.8 million
	03/31/01	Alamogordo Daily News	Alamogordo, New Mexico	Daily evening newspaper	$9.5 million
	02/01/01	Lake County Record-Bee	Lakeport, California	Daily morning newspaper	$7.3 million
	01/02/01	The Salt Lake Tribune	Salt Lake City, Utah	Daily morning newspaper JOA	$200.0 million
	10/31/00	Carlsbad Current-Argus	Carlsbad, New Mexico	Daily morning newspaper	$7.0 million
	10/01/00	Connecticut Post	Bridgeport, Connecticut	Daily morning newspaper	$194.0 million
2000	05/06/00	KTVA	Anchorage, Alaska	Television station; CBS affiliate	$7.0 million
	03/01/00	Nashoba Publishing	Ayers, Massachusetts	Six weekly newspapers and	$4.2 million
three monthly publications
	01/01/00	Hometown Shopper	Ukiah, California	Shopper	(1)
	10/31/99	The Deming Headlight	Deming, New Mexico	Daily morning newspaper	$2.0 million
	10/01/99	Milpitas Post	Milpitas, California	Weekly newspaper	(1)

(1)	Combined $2.7 million purchase.

Dispositions Fiscal Years 2000-2004
Year	Date	Publication	Location	Description	Sales Price
2004	No significant dispositions. See other transactions regarding the Charleston JOA restructuring.
2003	No dispositions. See other transactions regarding the formation of Texas-New Mexico Newspapers Partnership.
2002	No dispositions.
2001	01/31/01	The Lompoc Record	Lompoc, California	Daily evening newspaper	$8.0 million,
pre-tax gain
of $4.6 million
	10/31/00	Daily Nonpareil	Council Bluffs, Iowa	Daily evening newspaper	$39.0 million,
pre-tax gain
of $23.6 million
2000	06/30/00	The Express Times	Easton, Pennsylvania	Daily morning newspaper	$145.0 million,
		Gloucester County Times	Woodbury, New Jersey	Daily evening newspaper	pre-tax gain of
		Today’s Sunbeam	Salem, New Jersey	Daily morning newspaper	$114.3 million
		Bridgeton News	Bridgeton, New Jersey	Daily evening newspaper
		North Jersey weeklies	North Jersey, New Jersey	Weekly newspapers
	07/31/99	The Hemet News and	Hemet and Moreno Valley,	Daily and weekly	$8.0 million,
		Moreno Valley Times	California	newspaper	pre-tax gain
of $3.3 million

Other Transactions Fiscal Years 2000-2004
Year	Description
2004	In May 2004, we restructured our interest in Charleston Newspapers (“Charleston JOA”). In exchange for $55.0 million (net of certain adjustments) and a limited partnership interest in a newly formed entity, Charleston Newspapers Holdings, L.P., we contributed our general partnership interest in the Charleston JOA and the masthead of the Charleston Daily Mail to Charleston Newspapers Holdings, L.P. Our limited partnership interest does not entitle us to any share of the profits or losses of the limited partnership. We recorded a pre-tax gain of $8.0 million as a result of this transaction.

Effective April 30, 2004, we restructured our interest in the York JOA through the exercise of our call option to acquire the remaining interest in The York Newspaper Company and the masthead of the York Daily Record for approximately $38.3 million. The Adjusted EBITDA for the minority interest in the York JOA prior to the restructuring was $6.9 million (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data Presented on a pro-rata consolidation basis”).

2003	Effective March 3, 2003, we formed the Texas-New Mexico Newspapers Partnership with Gannett. Upon formation, we recognized in fiscal year 2003 a non-monetary pre-tax gain of $27.4 million.

2002	None.

Footnotes continue on following page.

Footnotes from previous page (continued).

Other Transactions Fiscal Years 2000-2004 (continued)
Year	Description
2001	Effective January 23, 2001, we formed the Denver Newspaper Agency (“DNA” or “Denver JOA”) with E.W. Scripps (“Scripps”), owner of the Rocky Mountain News. Upon formation of DNA, MediaNews and Scripps each contributed to DNA substantially all of their operating assets used in the publication of The Denver Post and the Rocky Mountain News. In addition to the assets contributed to DNA, Scripps paid us $60.0 million to obtain its 50% interest in DNA. We recognized a pre-tax gain of approximately $46.7 million related to this transaction.

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

2000	In fiscal year 2000, MediaNews and Garden State Newspapers, Inc. merged, with MediaNews as the surviving entity and the successor issuer to Garden State Newspapers, Inc.

(b)	Prior Year Reclassifications. For comparability certain prior year balances have been reclassified to conform to current reporting classifications.

(c)	Non-GAAP Financial Data. The Non-GAAP Financial Data presented, including Adjusted EBITDA and Adjusted EBITDA Available to Company, are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation, and through April 30, 2004, The York Newspaper Company, our less than 100% owned subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA from the Texas-New Mexico Newspapers Partnership (see footnote e). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of GAAP and Non-GAAP Financial Information.”

(d)	Long-Term Debt and Capital Leases, Net as shown is net of cash and minority interest in cash and long-term debt and includes our share of long-term debt and capital leases in unconsolidated JOAs.

	Years Ended June 30,
	2004	2003	2002	2001	2000
		(Dollars in thousands)
Long-Term Debt and Capital Leases per Balance Sheet	$928,467	$904,554	$957,090	$1,008,473	$846,808
Less: Cash per Balance Sheet	(64,736)	(3,343)	(2,029)	(7,149)	(144,632)
Less: Minority Interest Share of Cash and Long-Term Debt and Capital Leases	(2,829)	(7,414)	(13,789)	(9,951)	(18,244)
Add: Our share of Long-Term Debt and Capital Leases in Unconsolidated JOAs, net of minority interest	2,192	4,201	4,279	4,707	—

Total	$863,094	$897,998	$945,551	$996,080	$683,932

(e)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company as it is an integral part of our cash flow from operations defined by our debt covenants. Previously, we had included distributions from the Texas-New Mexico Newspapers Partnership in Adjusted EBITDA Available to Company. However, now we include our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership. This change was made in order to better conform to the definition of operating cash flows in our debt agreements. All periods presented reflect this change.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following analysis of the financial condition and results of operations should be read in conjunction with the Selected Financial Data and the consolidated financial statements of MediaNews Group, Inc. and the notes thereto appearing elsewhere herein.

Company Overview

     We are in the business of owning and operating daily and weekly newspapers and Internet Web sites related thereto. Our newspapers derive their revenues primarily from advertising and circulation. Our primary operating expenses (before interest, depreciation and amortization) are employee salaries, newsprint, marketing and distribution. In addition to our newspaper operations, we own radio stations in Graham and Breckenridge, Texas and a CBS affiliate television station in Anchorage, Alaska. However, for the fiscal year ended June 30, 2004, the combined revenues of these non-newspaper operations were not significant to our operations as they comprised approximately 1.0% of our consolidated revenue.

     Newspaper revenues tend to follow a distinct and recurring seasonal pattern, with higher advertising revenues in months containing significant events or holidays. Accordingly, the fourth calendar quarter, or our second fiscal quarter, is generally our strongest revenue quarter of the year. Due to generally poor weather and lack of holidays, the first calendar quarter, or our third fiscal quarter, is generally our weakest revenue quarter of the year.

     Our advertising revenues, as well as those of the newspaper industry in general, are cyclical and dependent upon general economic conditions. Historically, advertising revenues have increased in periods of economic growth and declined during national, regional and local economic downturns.

Critical Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions. We make our estimates, based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates. Critical accounting policies for us include revenue recognition; accounts receivable allowances; recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates; and pension and retiree medical benefits, which require the use of various estimates concerning the work force, interest rates, plan investment return, and involve the use of advice from consulting actuaries. Our accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuation of deferred tax assets. The notes to our consolidated financial statements included later in this Form 10-K contain a more complete discussion of our significant accounting policies.

     Advertising revenue is earned and recognized when advertisements are published, inserted, aired or displayed and are net of provisions for estimated rebates, credit and rate adjustments and discounts. Circulation revenue includes home delivery subscription revenue, single copy and third party sales. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for returns. Home delivery subscription revenue is earned and recognized when the newspaper is delivered to the customer or sold to a home delivery independent contractor. Amounts received in advance of an advertisement or newspaper delivery are deferred and recorded on the balance sheet as a current liability and recognized as revenue when earned.

     The operating results of our unconsolidated JOAs are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	Our proportionate share of net income from JOAs,

•	The amortization of subscriber lists created by the original purchase by us of the JOAs’ interests as the subscriber lists are attributable to our earnings in the JOAs, and

•	Editorial costs, miscellaneous revenue received outside of the JOA, and other charges incurred by our consolidated subsidiaries directly attributable to providing editorial content and news for our newspapers party to a JOA.

Operating Results

     We have provided below certain summary historical consolidated financial data for fiscal years 2004, 2003 and 2002, in each case including the percentage change between periods. For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

	Summary Historical Financial Data
	Fiscal Years Ended June 30,
				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002
	(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$753,829	$738,598	$711,130	2.1%	3.9%

Income from Unconsolidated JOAs	22,207	25,227	8,770	(12.0)	(c	)

Cost of Sales	234,784	221,888	220,082	5.8	0.8
Selling, General and Administrative	366,636	346,763	324,364	5.7	6.9
Depreciation and Amortization	40,742	40,553	47,545	0.5	(14.7)
Interest Expense	57,036	64,252	75,302	(11.2)	(14.7)
Other (Income) Expense, Net	17,365	19,534	10,941	(11.1)	78.5

Total Costs and Expenses	716,563	692,990	678,234	3.4	2.2

Equity Investment Income, Net	9,485	3,709	435	(c)		(c)

Gain on Sale of Newspaper Properties	6,982	27,399	—	(c)		(c)

Minority Interest	(32,237)	(34,088)	(32,218)	(5.4)	5.8

Net Income	27,637	40,828	12,365	(c)		(c)

CASH FLOW DATA:
Cash Flows from:
Operating Activities	$75,155	$102,694	$72,635
Investing Activities	(19,234)	(45,415)	(24,008)
Financing Activities	5,472	(55,965)	(53,747)

NON-GAAP FINANCIAL DATA(a):
Adjusted EBITDA	$152,409	$169,947	$166,684	(10.3)%	2.0%
Minority Interest in Adjusted EBITDA	(45,747)	(49,089)	(45,946)	(6.8)	6.8
Combined Adjusted EBITDA of Unconsolidated JOAs	39,842	40,371	36,006	(1.3)	12.1
EBITDA of Texas-New Mexico Newspapers Partnership(b)	10,108	3,275	—	(c)		(c)

Adjusted EBITDA Available to Company	$156,612	$164,504	$156,744	(4.8)%	5.0%

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation and through April 30, 2004, The York Newspaper Company, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA from the Texas-New Mexico Newspapers Partnership (see footnote b). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of GAAP and Non-GAAP Financial Information.”

(b)	The Texas-New Mexico Newspapers Partnership Agreement. The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company as it is an integral part of our cash flows from operations as defined by our debt covenants. Previously, we had included distributions from the Texas-New Mexico Newspapers Partnership in EBITDA Available to Company. However, now we include our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership. This change was made in order to better conform to the definition of operating cash flows in our debt agreements. All periods reflect this change. Texas-New Mexico Newspapers Partnership revenues for our fiscal year 2004 were approximately $79.0 million.

(c)	Not meaningful.

Summary Supplemental Non-GAAP Financial Data

     Joint operating agencies, or JOAs, represent an operating structure that is unique to the newspaper industry. Prior to EITF 00-1 “Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures,” which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests on a pro-rata consolidated basis. Under this method, we consolidated, on a line-item basis, our proportionate share of the JOAs’ operations. Although pro-rata consolidation is no longer considered an acceptable method for our financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations and the amount of operating cash flow available to meet our debt service and capital expenditure requirements. Our JOA agreements do not restrict cash distributions to the owners and in general our JOAs make monthly or quarterly distributions. We use pro-rata consolidation to internally evaluate our performance and present it here because our bank credit agreement and the indentures governing our senior subordinated notes define cash flows from operations for covenant purposes using pro-rata consolidation. We also believe financial analysts and investors use the pro-rata consolidation and the resulting Adjusted EBITDA, combined with capital spending requirements, and leverage analysis to evaluate our performance. This information should be used in conjunction with GAAP performance measures in order to evaluate our overall prospects and performance. Net income determined using pro-rata consolidation is identical to net income determined under GAAP.

     In the table below, we have presented the results of operations of our JOAs using pro-rata consolidation, including the percentage change between periods. Our JOAs include The York Newspaper Company and Denver Newspaper Agency and the Salt Lake City JOA for all periods presented, and Charleston Newspapers through May 7, 2004. See Notes 2 and 3 to the consolidated financial statements for additional discussion of the GAAP accounting for our JOAs. For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11 OF
REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Fiscal Years Ended June 30,
				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$1,049,851	$1,025,471	$992,780	2.4%	3.3%

Cost of Sales	355,808	343,012	350,281	3.7	(2.1)
Selling, General and Administrative	508,656	480,185	447,541	5.9	7.3
Depreciation and Amortization	55,453	55,841	64,720	(0.7)	(13.7)
Interest Expense	57,258	64,491	75,517	(11.2)	(14.6)
Other (Income) Expense, Net	19,225	18,312	19,996	5.0	(8.4)

Total Costs and Expenses	996,400	961,841	958,055	3.6	0.4

Gain on Sale of Newspaper Properties	6,982	27,399	—	(b)	(b)

Minority Interest	(26,215)	(26,884)	(25,278)	(2.5)	6.4

Net Income	27,637	40,828	12,365	(b)	(b)

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:
Operating Activities	$75,155	$102,694	$72,635
Investing Activities	(19,234)	(45,415)	(24,008)
Financial Activities	5,472	(55,965)	(53,747)

PRO-RATA OTHER DATA(a):
Adjusted EBITDA	$185,387	$202,274	$194,958	(8.3)%	3.8%
Minority Interest in Adjusted EBITDA	(38,883)	(41,045)	(38,214)	(5.3)	7.4
EBITDA of Texas-New Mexico Newspapers Partnership	10,108	3,275	—	(b)	(b)

Adjusted EBITDA Available to Company	$156,612	$164,504	$156,744	(4.8)%	5.0%

(a)	See footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of Adjusted EBITDA, EBITDA of Texas-New Mexico Newspapers Partnership and Adjusted EBITDA Available to Company. The Minority Interest in Adjusted EBITDA shown is calculated the same as described in footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” except that Minority Interest in Adjusted EBITDA shown here on a pro-rata basis includes only the minority interest in Adjusted EBITDA of the California Newspapers Partnership and The Denver Post Corporation, as pro-rata consolidation factors out of the minority interest associated with The York Newspaper Company through April 30, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of GAAP and Non-GAAP Financial Information.”

(b)	Not meaningful.

Fiscal Year 2004 Executive Overview

     Fiscal year 2004, like fiscal year 2003, was heavily influenced by the tepid economic recovery at both a national and regional level. However, the second half of fiscal year 2004 began to show signs of improvement and despite the sluggish economy, we continued to grow advertising revenues during fiscal year 2004. Growth from retail, national and preprint advertising was somewhat mitigated by losses in employment and automotive classified advertising in most of our markets. While advertising revenue grew in fiscal year 2004, circulation revenues declined slightly as we continued to focus on growing circulation volumes in most of our markets. The national Do-Not-Call Registry has presented us, and the industry, with a challenge to develop new ways to attract subscribers. In fiscal year 2004 our circulation growth strategy was largely influenced by the increased use of longer-term lower priced subscription offers. The decrease in revenue from this strategy is largely offset by reduced subscriber churn and related circulation acquisition costs. The trend of significant growth in Internet advertising revenue that began several years ago continued as Internet related revenues increased 37% in fiscal year 2004, after adjusting for acquisitions and dispositions. The Internet is a critical element of our overall strategy to deliver news and information to a larger, more diverse and younger audience, which in turn allows our advertising customers to take advantage of our expanded market reach.

     During fiscal year 2004, two of our largest expenses, newsprint and employee benefit costs, increased considerably. Excluding our unconsolidated JOAs, our average cost per metric ton of newsprint increased from $438 to $485, which caused cost of sales to increase over $7.0 million for fiscal year 2004. Reduced consumption associated with decreases in classified advertising and a shift to preprint advertising from advertising printed in the newspaper helped to somewhat offset the impact of the price increase. Employee benefit costs were driven by increases in health care costs and post retirement benefits. Health care costs across the United States continued to increase during fiscal year 2004, as well as pension and other post retirement benefit costs due to increases in assumed health care costs and decreases associated with the expected rate of return on the related pension assets. We continue to maintain tight cost controls throughout our organization and seek to identify areas where further cost control measures can be implemented.

     Our current year results were also impacted by several significant transactions completed during fiscal year 2004.

•	We restructured our interest in the Charleston JOA for $55.0 million in cash and recorded a pre-tax gain of $8.0 million. We also restructured our interest in The York Newspaper Company through the exercise of our option to buy out the minority partner’s interest and purchase the masthead of the York Daily Record for $38.3 million using a portion of the proceeds from the Charleston Newspapers restructuring. The net of these transactions will be a positive impact on Adjusted EBITDA Available to Company in the future.

•	In January 2004, we purchased two weekly newspapers: the Grunion Gazette and Downtown Gazette. These weeklies are distributed in and around Long Beach, California, where we own the daily newspaper.

•	We launched IMPACTO USA, a Spanish-language publication in the Los Angeles market that is home delivered on Saturdays to 250,000 targeted households.

•	We launched LA.com, an Internet start-up.

•	We took advantage of the lower interest rates available to us in both the bond and bank financing markets by refinancing the majority of our long-term debt. This included refinancing our $300.0 million 8 3/4% bonds due in 2009 with $300.0 million of our 6 7/8% bonds due in 2013 and refinancing our bank credit facility in December 2003, to take advantage of lower borrowing margins and increase the amount available under our revolving credit facility. We again amended and refinanced a portion of our bank credit facility in August 2004 to take advantage of lower borrowing margins. We also sold $150.0 million of our 6 3/8% bonds in anticipation of the retirement of $200.0 million of our 8 5/8% bonds, which was accomplished in July 2004. If we had completed all these refinancings as of July 1, 2003, we would have saved approximately $16.0 million in interest expense during fiscal year 2004.

     Our unconsolidated JOAs were also impacted by the challenges we mentioned above, most notably in the area of employee benefit costs. However, on a combined basis our Denver and Salt Lake City JOAs grew revenues and operating results. The Salt Lake City JOA produced strong results year over year, despite being burdened by a significant charge related to the curtailment of a post retirement benefit plan, which will reduce expenses in the future. Our interest in the Salt

Lake JOA continues to be subject to litigation by the former owners of The Salt Lake Tribune. Results at Charleston Newspapers for the first ten months of fiscal year 2004 (prior to the restructuring of our interest) were down compared to the same ten months of the prior year.

Transactions

     In addition to the fiscal year 2004 transactions described earlier, certain transactions in fiscal year 2003 had an impact on the comparisons of our results for the years ended June 30, 2004 and 2003 and comparisons of our results for the years ended June 30, 2003 and 2002.

     In fiscal year 2003, acquisition transactions that affect comparisons include CNP’s October 1, 2002 purchases of The Reporter in Vacaville, California and the Original Apartment Magazine in southern California and the January 31, 2003 purchase of the Paradise Post in Paradise, California. In addition to these acquisition transactions, comparisons are also affected by the formation of the Texas-New Mexico Newspapers Partnership effective March 3, 2003, after which we no longer consolidate the results of the New Mexico newspaper properties that we contributed to the partnership. Our investment in the Texas-New Mexico Newspapers Partnership is accounted for under the equity method of accounting and the partnership’s results are included in “Equity Investment Income, Net.”

Comparison of Fiscal Years Ended June 30, 2004 and 2003

Revenues

     Revenues for the years ended June 30, 2004 and 2003 were $753.8 million and $738.6 million, respectively. The change represents an increase of $15.2 million, or 2.1%. The aforementioned transactions in fiscal years 2004 and 2003 had the net impact of increasing reported revenues by $2.0 million for the year ended June 30, 2004 as compared to the prior year. On a same newspaper basis (adjusting for the aforementioned fiscal year 2004 and 2003 transactions), the following changes occurred between fiscal years 2004 and 2003:

     Advertising Revenues. Advertising revenues increased 1.6% for the year ended June 30, 2004, as compared to the prior year. The increase in advertising revenue was due principally to increases in retail, national and preprint advertising, offset in part by a slight decrease in classified advertising. Classified employment advertising continued to be a challenge at the majority of our newspapers in California due to the weak employment market. Our newspapers in the San Francisco Bay Area market in particular were hard hit by losses in employment advertising. We also experienced declines in classified automotive advertising in some markets, offset in part by increases in classified real estate. Beginning in the third quarter of fiscal year 2004, we began to experience year over year improvements in classified employment advertising in many markets which we anticipate will continue to show year over year growth through fiscal year 2005.

     Circulation Revenues. Circulation revenues decreased by 1.8% for the year ended June 30, 2004, as we have continued to grow circulation by offering discounts to acquire new subscribers with long-term orders. The lower revenue from selling longer-term orders at a discount is generally offset with cost savings from writing fewer new orders.

     Other Revenues. Other revenues increased 18.2% for the year ended June 30, 2004, in part due to our obtaining new commercial printing contracts in northern California. Also contributing to the increase was revenue growth from our Internet operations, which increased 37% for the year ended June 30, 2004 as compared to the prior year. The increase in Internet revenues was a result of new initiatives in online employment, automotive and general classified advertising and the continued strong market acceptance of the combined print and online packages that we offer to our advertisers.

Income from Unconsolidated JOAs

     Income from unconsolidated JOAs for the years ended June 30, 2004 and 2003 was $22.2 million and $25.2 million, respectively. Our proportionate share of income from the Charleston JOA was $1.1 million less in fiscal year 2004 compared to the prior year. The remaining change is due to a decrease in income from the Denver JOA, which was partially offset by an increase in income from the Salt Lake City JOA. Results at the Denver and Salt Lake City JOAs were negatively impacted by accruals for the Kmart “critical vendor” program (see further discussion in Note 11: Commitments and Contingencies), while the prior year results were positively impacted by our share of the Denver JOA’s non-operating gain of $3.8 million related to the sale of its office building. Excluding these two infrequent items, our share of income from the Denver Newspaper Agency improved on a year over year basis.

Cost of Sales

     Cost of sales for the years ended June 30, 2004 and 2003 was $234.8 million and $221.9 million, respectively. The change represents an increase of $12.9 million, or 5.8%. The aforementioned transactions in fiscal years 2004 and 2003 had the net impact of increasing cost of sales by $2.4 million for the year ended June 30, 2004 as compared to the prior year. Excluding the aforementioned transactions, cost of sales increased 5.0% year-over-year on a same newspaper basis. The current year increase in cost of sales was due in part to a 10.7% increase in our average price per metric ton of newsprint consumed in fiscal year 2004 as compared to the prior year. Partially offsetting the increase in the average price was a slight decrease in newsprint consumption.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expense for the years ended June 30, 2004 and 2003 was $366.6 million and $346.8 million, respectively. The change represents an increase of $19.8 million, or 5.7%. The aforementioned transactions in fiscal years 2004 and 2003 had the net impact of increasing SG&A by $2.6 million for the year ended June 30, 2004 as compared to the prior year. Excluding the aforementioned transactions, SG&A increased 5.3% year-over-year on a same newspaper basis. The current year increase is primarily the result of large increases in health care costs and retirement benefits, as well as increases in outside printing for niche publications, promotional expenses, new product expenses and increased costs associated with the revenue growth in our Internet operations, including operating expenses of $3.1 million associated with our Internet start-up LA.com, which has had minimal revenues since its launch in January to offset the related start-up expenses. At the end of the first quarter of fiscal year 2005, we significantly curtailed the expenses associated with LA.com.

Interest Expense

     Interest expense for the years ended June 30, 2004 and 2003 was $57.0 million and $64.3 million, respectively. The change represents a decrease of $7.3 million, or 11.2%. The decrease in interest expense was the result of a decrease in average debt outstanding due to debt paydowns, as well as a reduction in the weighted average cost of debt. The lower weighted average cost of debt was a result of the combination of lower short-term interest rates associated with our bank credit facility borrowings, the June 2003 refinancing of our 9.0% Subordinated Promissory Note with a bank term loan, and the November 2003 refinancing of our 8 3/4% Senior Subordinated Notes with our 6 7/8% Senior Subordinated Notes due 2013. Partially offsetting the decrease in the weighted average cost of debt for fiscal year 2004 was an increase in interest expense caused by temporarily paying off lower cost debt under the revolver portion of our new bank credit agreement (LIBOR plus 1.75%) with proceeds from the third quarter issuance of our $150.0 million 6 3/8% Senior Subordinated Notes, which was compounded as a result of significant cash remaining after the payoff of the revolver. The excess cash, in combination with borrowings under the revolver portion of our bank credit facility, was used to redeem our $200.0 million 8 5/8% Senior Subordinated Notes on July 1, 2004 (the first redemption date). Our average debt outstanding decreased $31.4 million, or 3.3%, and our weighted average interest rate decreased 60 basis points for the year ended June 30, 2004, as compared to the prior year. The fiscal year 2004 refinancings are expected to further reduce our weighted average cost of borrowings in the future.

     Interest expense was also impacted by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $3.0 million for the fiscal year ended June 30, 2004 as compared to the prior year.

Other (Income) Expense, Net

     Included in other (income) expense, net are those costs or income items that are not related to current operations. Other (income) expense, net for the year ended June 30, 2004 was $17.4 million. The charges incurred for the year ended June 30, 2004 include litigation expense of $2.2 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $(4.0) million reduction to reflect the current estimated cost to repurchase an option held by a third party to acquire one of our newspapers (the estimated cost of purchasing the option fluctuates with the performance of the newspaper), $2.1 million related to hedging activities, which did not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, $9.3 million for the repurchase premiums, net of unamortized premiums associated with the early redemption of our 8 3/4% Senior Subordinated Notes, $1.0 million in costs associated with our unsuccessful bid for Freedom Communications, Inc., $1.1 million related to the write-off of amounts held in escrow and other prepaid acquisition costs to purchase the KTBY license in Alaska (see Note 5: Acquisitions, Dispositions and Other Transactions), and $5.7 million, net related to various other costs not related to current operations, including the estimated losses associated with the critical vendor payments refund demand received from Kmart and (see further discussion regarding Kmart critical vendor payments in Note 11: Commitments and Contingencies).

Equity Investment Income, Net

     Included in equity investment income, net is our share of the net income (or loss) of our non-JOA equity investees as further described in Note 2: Significant Accounting Policies and Other Matters of the notes to consolidated financial statements. The $5.8 million increase in equity investment income, net was primarily related to the equity income from the Texas-New Mexico Newspapers Partnership, the formation of which occurred in March 2003.

Net Income

     We reported net income for the years ended June 30, 2004 and 2003 of $27.6 million and $40.8 million, respectively.

     Net income for fiscal year 2004 was impacted by $9.3 million for redemption premiums, net of unamortized premiums, that were recorded as a result of redeeming our 8 3/4% Senior Subordinated Notes and a $7.0 million pre-tax gain on sale of newspaper assets, primarily associated with the Charleston Newspapers restructuring. Excluding the $9.3 million loss on early extinguishment of debt and the $7.0 million pre-tax gain on sale, pre-tax net income was $46.0 million for the year ended June 30, 2004. Prior year pre-tax income was impacted by a $27.4 million non-monetary gain recognized in conjunction with the formation of the Texas-New Mexico Newspapers Partnership. Excluding the $27.4 million gain, fiscal year 2003 pre-tax net income was $40.5 million. Also impacting net income was an $11.0 million decrease in income tax expense for the year ended June 30, 2004 as compared to the prior year, of which approximately $13.9 million is related to deferred income taxes. Our effective tax rate was 37% for the year ended June 30, 2004, as compared to 40% for the prior year.

Comparison of Fiscal Years ended June 30, 2003 and 2002

Revenues

     Revenues for the years ended June 30, 2003 and 2002 were $738.6 million and $711.1 million, respectively. The change represents an increase of $27.5 million, or 3.9%. The aforementioned transactions in fiscal year 2003 had the net impact of increasing reported revenues by $12.6 million for the year ended June 30, 2003 as compared to the prior year. On a same newspaper basis (adjusting for the aforementioned fiscal year 2003 transactions), the following changes occurred between fiscal years 2003 and 2002:

     Advertising Revenues. Advertising revenues increased 2.5% for the year ended June 30, 2003, as compared to the prior year. The advertising revenue increases during fiscal year 2003 were primarily the result of increases in national and preprint advertising, offset in part by small declines in total classified and retail advertising. Total classified revenue was only down slightly overall. However, of the components of classified revenue, classified employment represented most of the decline, which was due to the continued economic slowdown that has been experienced in the majority of our newspaper markets and throughout the United States. We also experienced small declines in classified automotive advertising, which were more than offset by improvements in classified real estate advertising.

     Circulation Revenues. Circulation revenues remained flat during fiscal year 2003 compared to prior year. Circulation volumes at our consolidated subsidiaries also did not change materially between periods.

     Other Revenues. Other revenues increased 10.7% due principally to the $4.3 million increase in revenues from our Internet operations for the year ended June 30, 2003 as compared to the prior year. The increase was the result of the continued strong market acceptance of the combined print and online packages that we offer to our advertisers, particularly in our online retail, automotive and employment categories, and the introduction of new products related to automotive and obituaries.

Income from Unconsolidated JOAs

     Income from unconsolidated JOAs for the years ended June 30, 2003 and 2002 was $25.2 million and $8.8 million, respectively. The improvement of $16.4 million for the year ended June 30, 2003, is primarily the result of improved revenues combined with lower operating expenses at the Denver JOA, as well as a non-operating gain recognized related to the sale of its office building. Expenses were lower as a result of lower newsprint costs and a reduction in the number of employees. The results of the Salt Lake City JOA and Charleston Newspapers did not change materially between periods.

Cost of Sales

     Cost of sales for the years ended June 30, 2003 and 2002 was $221.9 million and $220.1 million, respectively. The change represents an increase of $1.8 million, or 0.8%. The aforementioned transactions in fiscal year 2003 had the net impact of increasing cost of sales by $5.4 million for the year ended June 30, 2003 as compared to the prior year. Excluding the aforementioned transactions, cost of sales decreased 1.6% on a year over year basis. Cost of sales was impacted by increased production costs associated with printing certain new third party publications in northern California; however, our overall newsprint costs declined by $7.5 million or 10.4%, which more than offset the increase in editorial and production costs. The overall decline in newsprint costs is comprised of a 3.1% increase in consumption, offset by a 13.1% decrease in the cost per metric ton consumed, on a year over year basis.

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

     Excluding the impact of the transactions described above, SG&A expense increased 4.9%, for the year ended June 30, 2003, as compared to the prior year. The increase in SG&A expense was due in part to a $5.4 million increase in marketing and advertising expenses for the year ended June 30, 2003, as compared to the prior year. Marketing and advertising expense increased as a result of the growth in national advertising revenue and new sales initiatives that were implemented as we sought to grow revenue from non-traditional newspaper advertisers. Circulation expense also increased as a result of circulation growth strategies implemented in certain highly competitive southern California markets as well as our strategies to maintain circulation volumes in the highly competitive market around ANG Newspapers in the San Francisco Bay area. Also contributing to the increase in SG&A expense were increases in health insurance and other benefits, property and casualty insurance costs, the reinstatement of 401(k) matching benefits, the lifting of salary freezes for certain groups of employees, and increased costs associated with the revenue growth experienced in our Internet operations.

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

Interest Expense

     Interest expense for the years ended June 30, 2003 and 2002 was $64.3 million and $75.3 million, respectively. The change represents a decrease of $11.0 million, or 14.7%. The decrease in interest expense was due to a decrease in our average debt outstanding, as well as a reduction in the weighted average cost of debt. Our average debt outstanding decreased $50.4 million, or 5.1%, and our weighted average interest rate decreased 76 basis points for the year ended June 30, 2003, as compared to the prior year.

     Interest expense was also impacted by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $2.6 million for the year ended June 30, 2003, as compared to the year ended June 30, 2002 when our interest rate swap agreements had the effect of increasing interest expense by $2.4 million.

Other (Income) Expense, Net

     Included in other (income) expense, net are those costs or income items that are not related to current operations. Other (income) expense, net for the year ended June 30, 2003 was $19.5 million. The charges incurred for the year ended June 30, 2003 include $3.7 million in litigation expense related to the acquisition of Kearns-Tribune, LLC (Salt Lake City), a $5.5 million change related to the estimated cost to repurchase an option held by a third party to acquire one of our newspapers (the cost of repurchasing the option fluctuates with the performance of the newspaper), a $2.7 million loss related to the jury verdict rendered against us in the case brought by a former newsprint vendor, a $1.8 million loss related to the impairment of goodwill associated with Alaska Broadcasting Company, a $3.9 million loss related to the impairment of fixed assets (land and building) at one of CNP’s properties, a $1.2 million loss related to hedging activities which did not qualify for hedge accounting under SFAS No. 133, and a net $3.1 million for various other costs not related to current operations.

Equity Investment Income, Net

     Included in equity investment income, net is our share of the net income (or loss) of our non-JOA equity investees, as further described in Note 2: Significant Accounting Policies and Other Matters of the notes to consolidated financial statements. The $3.3 million increase in equity investment income, net was primarily related to the equity income from the Texas-New Mexico Newspapers Partnership, the formation of which occurred in March 2003.

Net Income

     We reported net income for the years ended June 30, 2003 and 2002 of $40.8 million and $12.4 million, respectively.

     Net income for fiscal year 2003 was impacted by a $27.4 million non-monetary gain recognized in conjunction with the formation of the Texas-New Mexico Newspapers Partnership. Excluding the $27.4 million non-monetary gain, pre-tax net income was $40.5 million for the year ended June 30, 2003 as compared to $9.9 million for the prior year. In addition to the activity described in the preceding paragraphs, net income was impacted by a $1.9 million increase in minority interest expense and a $29.5 million increase in income tax expense (primarily associated with the Texas-New Mexico Newspapers Partnership gain described earlier), of which approximately $24.2 million is related to deferred income taxes. Our effective tax rate for fiscal year 2003 was 39.8%, as compared to (25.1%) in fiscal year 2002. The tax benefit in fiscal year 2002 was the result of the recognition of the benefit from previously disallowed net operating loss carryovers due to a change in federal tax regulations.

Liquidity and Capital Resources

     Our sources of liquidity are existing cash and other working capital, cash flows provided from operating activities, distributions from JOAs and partnerships and the borrowing capacity under our bank credit facility. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand. In general, our receivables have been collected on a timely basis.

Cash Flow Activity

     Net cash flows from operating activities were $75.2 million and $102.7 million for the years ended June 30, 2004 and 2003, respectively. The $27.5 million decrease was due to a $17.5 million reduction in Adjusted EBITDA, primarily related to a decrease in operating results related to our California operations as well as the March 2003 formation of the Texas-New Mexico Newspapers Partnership after which our New Mexico properties are no longer included in cash flows from operating activities. Instead, distributions from the Texas-New Mexico Newspapers Partnership are included in investing activities. Also contributing to the change was a $7.5 million decrease attributable to a change in working capital, due principally to the timing of payments on inventory, accounts payable and accrued liabilities, as well as an $8.4 million decrease in distributions from unconsolidated JOAs, primarily associated with us receiving approximately $8.0 million in fiscal year 2003 related to the sale of the Denver JOA’s office building. These decreases were offset in part by a $12.1 million reduction in interest paid.

     Net cash flows from investing activities were ($19.2) million and ($45.4) million for the years ended June 30, 2004 and 2003, respectively. The $26.2 million decrease net in cash used in investing activities was primarily the result of a net $7.8 million increase in cash flows associated with equity investments (including a $6.4 million increase in distributions from the Texas-New Mexico Newspapers Partnership and a $0.2 million decrease in distributions from our investment in CIPS Marketing Group, Inc.) and a $55.4 million increase in cash proceeds from the sale of newspapers and other assets (principally from the restructuring of our interest in the Charleston JOA), partially offset by a $21.2 million increase in cash used for acquisitions (net of cash contributed by minority partners), and a net $15.8 million increase in capital expenditures.

     Net cash flows from financing activities were $5.5 million and $(56.0) million for the years ended June 30, 2004 and 2003, respectively. The increase in cash flow from financing activities is primarily the result of our accumulating cash in the second half of fiscal year 2004 as more fully described below. The activity for the year ended June 30, 2004 includes $291.5 million of net proceeds from the issuance of $300.0 million of our 6 7/8% Senior Subordinated Notes due 2013, which were used along with available borrowings to repurchase all of our outstanding 8 3/4% Senior Subordinated Notes, for $309.5 million (including $9.5 million of repurchase premiums and other related costs), as well as $146.9 million of net proceeds from the issuance of $150.0 million of our 6 3/8% Senior Subordinated Notes due 2014, which were temporarily used to pay down all outstanding borrowings on the revolver portion of our credit facility. Because voluntary prepayments on our term loan “B” facility could not be reborrowed, and because we had no outstanding borrowings on the revolving portion of our bank credit facility, we elected to accumulate cash through June 30, 2004 in anticipation of the redemption of our $200.0 million 8 5/8% Senior Subordinated Notes. On July 1, 2004, we used cash on hand at June 30, 2004 and borrowings under our revolving credit agreement to redeem the 8 5/8% Senior Subordinated Notes. Total fees and expenses paid for our fiscal year 2004 refinancings were approximately $21.1 million. In addition, activity for the year ended June 30, 2004 includes normal borrowings and paydowns on long-term debt. Prior year’s net activity consisted primarily of normal borrowings and borrowings to finance our fiscal year 2003 acquisitions in California.

Capital Expenditures

Capital Expenditures
	Fiscal Year 2005 Plan				Fiscal Year 2004 Actual
(Dollars in thousands)
	Wholly-					Non Wholly-
	Owned					Owned
	Subsidiaries					Subsidiaries
	and	Non Wholly-	Our Share of		Wholly-	and	Our Share of
	Consolidated	Owned	Unconsolidated		Owned	Consolidated	Unconsolidated
	JOAs	Subsidiaries	JOAs	Total	Subsidiaries	JOAs	JOAs	Total
Total Capital Projects	$46,383	$17,923	$2,500	$66,806	$29,029	$7,454	$4,860	$41,343

Less Minority Partners’ Share	—	(8,056)	(500)	(8,556)	—	(3,324)	(972)	(4,296)

	$46,383	$9,867	$2,000	$58,250	$29,029	$4,130	$3,888	$37,047

     Capital expenditures, net of our partners’ share, for fiscal year 2005 have been budgeted at approximately $58.3 million.

     Non-maintenance expenditures planned for fiscal year 2005 include installation of an editorial front-end system and construction of a new building for the Los Angeles Newspapers Group, new Company-wide advertising and circulation systems and our share of a new printing facility in Salt Lake City, which accounts for more than half the budget. Carryover expenditures from the prior year of approximately $5.4 million are primarily for a front-end editorial system at the Los Angeles Newspaper Group and an inserter in Connecticut. Management will review the capital expenditure plan throughout the year and will modify it as required to meet our current business needs. Capital expenditures related to these projects are expected to be funded either through available cash or borrowings under our bank credit facility.

Liquidity at June 30, 2004

     At June 30, 2004, our debt structure included our bank credit facility which provides for borrowings of up to $600.0 million, consisting of a $350.0 million revolving credit facility and a $250.0 million term loan “B” facility. Availability under the revolving credit facility will be permanently reduced by $100.0 million in December 2008. At June 30, 2004, there were no outstanding borrowings under the revolver portion of the bank credit facility and there was $341.4 million available for future borrowings, net of $8.6 million in outstanding letters of credit. On January 26, 2004, we completed the sale of $150.0 million of our 6 3/8% Senior Subordinated Notes due 2014 to take advantage of the lower long-term interest rates available at the time with the intention of using the proceeds, along with borrowings under our revolver, to redeem our $200.0 million 8 5/8% Senior Subordinated Notes. In anticipation of the July 1, 2004 redemption of our $200.0 million 8 5/8% Senior Subordinated Notes and because voluntary prepayments on term loan “B” could not be reborrowed, we elected to accumulate cash at June 30, 2004. We used cash on hand and borrowings under our revolving credit agreement to redeem our $200.0 million 8 5/8% Senior Subordinated Notes on July 1, 2004, the first date at which they were callable.

     On August 30, 2004, we entered into an amendment and restatement of our bank credit facility (the “amended facility”) to take advantage of better pricing available in the bank loan market. The amended facility was entered into to refinance our term loan “B” facility. The amended facility maintains the $350.0 million revolving credit facility and provides for a $100.0 million term loan “A” and a $148.8 million term loan “C,” both of which were used to refinance the term loan “B” facility. During the next twelve months we will make scheduled quarterly payments on term loan “C” of $0.4 million under the amended facility, which we intend to pay from operating cash flows. Amounts repaid under the term loan “A” and “C” facilities will not be available for reborrowing, regardless of whether such payments are scheduled or voluntary.

     In January 1998, we entered into an option agreement in association with the acquisition financing of the Daily News in Los Angeles. This option provides the holder the right to purchase the assets used in the publication of the Daily News, which the option holder can exercise or put such option to us based on a predetermined formula anytime after January 31, 2003. The option repurchase price is currently valued at approximately $11.4 million, and is recorded as a component of other long-term liabilities. If the option were put to us, we expect to fund the payment with available borrowings from our bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in our balance sheet as long-term.

     The Denver Post Shareholder Agreement provides Media General and us with a put and a call option, respectively, on Media General’s 20% interest in The Denver Post Corporation. Media General’s put expired June 30, 2004 without being exercised. Our call option became exercisable beginning July 1, 2004 and expires June 30, 2005. The price of the call, if or when it is exercised, is based on the appraised fair market value of The Denver Post Corporation, less debt of The Denver Post Corporation. No amounts are recorded in our financial statements related to the call option. We are currently evaluating our options with respect to our right to call Media General’s 20% interest in The Denver Post Corporation.

     Stephens Media Group (“SMG”), a 26.28% partner in the California Newspapers Partnership (“CNP”), has a right to require CNP to redeem its interest in CNP at its fair market value (plus interest through closing) any time after January 1, 2005. If such right is exercised, SMG’s interest must be redeemed within two years of the determination of its fair market value. We are not currently aware of any intentions on the part of SMG to exercise its put. No amounts are recorded in our financial statements related to SMG’s put right.

     Our ability to service our debt and fund planned capital expenditures depends on our ability to continue to generate operating cash flows in the future. Based on current levels, we believe our cash flow from operations, available cash and available borrowings under our bank credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2005 will be approximately $2.0 million to $3.0 million. We also expect federal income tax payments to significantly increase next year because of the impact of alternative minimum taxes.

Distributions from Partnerships

     Set forth below is a description of the ownership structure and earnings-distribution mechanism of each of our Denver and Salt Lake City JOAs, as well as the CNP and the Texas-New Mexico Newspapers Partnership:

•	Through our wholly-owned subsidiary, Kearns-Tribune, LLC, we own a 50% interest in the Salt Lake City JOA. Under the agreement, 58% of the Salt Lake City JOA’s net income, less their working capital needs and other minor adjustments, is apportioned to Kearns-Tribune, LLC on a monthly basis and is distributed (generally) weekly.

•	Our 80% owned subsidiary, The Denver Post Corporation, owns 50% of The Denver Newspaper Agency, LLP. Under the Denver Newspaper Agency JOA agreement, the partnership is required to distribute 50% of its monthly EBITDA (and other funds available for distribution), less working capital required by the partnership, to The Denver Post Corporation.

•	Through our wholly-owned subsidiary, West Coast MediaNews LLC, we own a 54.23% interest in the California Newspapers Partnership (“CNP”). Under the terms of the partnership agreement, we are entitled to monthly distributions of the partnership’s EBITDA, less working capital required and debt service payments, in proportion to our partnership interest (total CNP debt, excluding the debt and capital leases we contributed to the partnership, is $1.9 million at June 30, 2004 of which our share is $1.0 million).

•	Through our wholly-owned subsidiary, New Mexico-Texas MediaNews LLC, we own a 33.8% interest in the Texas-New Mexico Newspapers Partnership. Pursuant to the partnership agreement, the partnership management committee is required to determine the amount of earnings (before depreciation and amortization) or other partnership funds available for distribution for each accounting period and distribute (generally monthly) 33.8% of such funds to New Mexico-Texas MediaNews LLC.

Off-Balance Sheet Arrangements

     Our share of long-term debt in unconsolidated JOAs (Denver and Salt Lake City) was approximately $2.7 million at June 30, 2004.

     Through our wholly-owned subsidiary, Kearns-Tribune, LLC, we own a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and are also guarantors on a several basis of 6.0% of up to $125.0 million Ponderay’s credit facility, which is due April 12, 2006. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants at which time we could be liable for our portion or 6.0% of the guarantee. Our share of the guarantee was approximately $5.3 million at June 30, 2004, which is not recorded in our financial statements.

Contractual Obligations

     The following table represents our contractual obligations as of June 30, 2004:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Long-Term Debt(1)	$921,634	$5,083	$9,403	$8,899	$898,249
Capital Lease Obligations, Net of Imputed Interest	6,833	195	449	557	5,632
Operating Leases(2)	27,378	5,655	8,709	6,110	6,904
Purchase Obligations(3)	234,636	78,196	82,363	57,352	16,725
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP(4)	26,885	435	4,005	1,798	20,647

Total	$1,217,366	$89,564	$104,929	$74,716	$948,157

(1)	Does not reflect our August 30, 2004 amended credit facility. At June 30, 2004, and as reflected in the preceding table, maturities related to the credit facility in effect at that date were as follows: Fiscal years 2005 through 2009 — $2.5 million each year and thereafter — $236.3 million. Under the August 30, 2004 amended credit facility, maturities will be as follows: Fiscal year 2005 through 2007 — $1.5 million each year; Fiscal year 2008 — $11.5 million; Fiscal year 2009 — $26.5 million; and thereafter — $206.3 million.

(2)	Includes a significant operating lease commitment entered into on July 1, 2004 in Salt Lake City.

(3)	Purchase obligations primarily include commitments to purchase newsprint and our share of the commitments to construct a new printing facility for the Salt Lake JOA. One of our newsprint contracts requires us to purchase newsprint at a floating price based on RISI (Resource Information Systems, Inc.). For purposes of this disclosure we used the RISI price as of August 2004. It is difficult to predict the price of newsprint over the term of the contract.

(4)	Reflected on the balance sheet in Other Liabilities (long-term) at June 30, 2004 is $11.4 million related to the amount accrued to repurchase an option held by a third party to purchase the assets used in the publication of one of our newspaper properties. The option was exercisable beginning in January 2003; however it is included in Other Liabilities (long-term) because if the option is put to us, we expect to fund the payment with available borrowings from our bank credit facility.

Near Term Outlook

Newsprint Prices

     In January 2004, newsprint suppliers announced a $50 per metric ton price increase to be effective February 1, 2004. Effective May 1, 2004, $25 of the February 1, 2004 price increase was implemented. In July 2004, newsprint suppliers announced another $50 per metric ton increase to be effective September 1, 2004. We are not currently paying the September 1 price increase and are uncertain as to whether all or part of the price increase will be implemented in the near term as North American newsprint consumption continues to trail the prior year. The August 2004 RISI (Resource Information Systems, Inc., a company that provides economic analysis and forecasts of paper markets) price index for 30 pound newsprint was $545 per metric ton as compared to $495 in August 2003.

Recently Issued Accounting Standards

     See Note 2: Significant Accounting Policies and Other Matters — Recently Issued Accounting Standards, of the notes to our consolidated financial statements.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes our bank term loan and bank credit facility.

     The following table provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The table below has been impacted for the July 1, 2004 repurchase of our $200.0 million 8 5/8% Senior Subordinated Notes due 2011 and the August 30, 2004 refinancing of our credit agreement. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date.

Interest Rate Sensitivity
Principal or Notional Amount by Expected Maturity
Average Interest or Swap Rate

	Years Ended June 30,								Fair Value 2004
	2005	2006	2007	2008	2009	Thereafter	Total		(Liability)
	(Dollars in thousands)
Liabilities
Long-Term Debt including Current Portion
Fixed Rate	$—	$—	$—	$—	$—	$466,193	$446,193		$(420,100	)(g)
Average Interest Rate(e)	7.71%	7.71%	7.71%	7.71%	7.71%	7.71%

Variable Rate(f)	$1,488	$1,488	$1,488	$11,488	$26,488	$356,310	$398,750		$(398,750)
Average Interest Rate(e) (f)	3.13%	3.13%	3.13%	3.13%	3.13%	3.13%

Total							$844,943	(a)

(a)	The long-term debt (including current portion) of $844.9 million from the Market Risk table above differs from total long-term debt of $921.6 million reported in Note 6: Long-Term Debt of the notes to the consolidated financial statements due to the following (in millions):

$844.9	Balance per table above
199.4	(b)
(150.0)	(c)
27.3	(d)

$921.6	Total per Note 6: Long-Term Debt

(b)	Impact of the July 1, 2004 repurchase of our 8 5/8% Senior Subordinated Notes due 2011, which relieved the $199.4 million June 30, 2004 balance.

(c)	We redeemed the 8 5/8% Senior Subordinated Notes with cash on hand and $150.0 million in available borrowings under the revolver portion of our credit facility.

(d)	Relates to various notes payable due through 2013. The Market Risk table above excludes these long-term obligations as we could not practicably estimate fair value due to the lack of quoted market prices for these types of instruments and our inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal.

(e)	Our $200.0 million 8 5/8% Senior Subordinated Notes were redeemed July 1, 2004 with cash on hand and available borrowings from our bank credit facility (see footnotes b and c), the effect of which was taken into consideration in determining an average interest rate for fiscal years 2005 through 2009 and thereafter.

(f)	Reflects our August 30, 2004 amended credit facility, which reduced interest rates and revised maturities. The assumed interest rate is based on LIBOR plus 1.5%. See Note 15: Subsequent Events for further discussion.

(g)	The fair market value shown above includes the 6 7/8% and 6 3/8% Senior Subordinated Notes, and excludes the 8 5/8% Senior Subordinated Notes that were redeemed on July 1, 2004 (see footnote b). The fair market value of the 8 5/8% Senior Subordinated Notes at June 30, 2004 was $208.6 million.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements contained herein and elsewhere in this annual report on Form 10-K are based on current expectations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” “believe,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results andevents to differ materially from those anticipated and should be viewed with caution. Potential risks and uncertainties that could adversely affect our ability to obtain these results, and in most instances are beyond our control, include, without limitation, the following factors: (a) increased consolidation among major retailers, bankruptcy or other events that may adversely affect business operations of major customers and depress the level of local and national advertising, (b) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising, (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors, (d) increases in newsprint costs over the level anticipated, (e) labor disputes which may cause revenue declines or increased labor costs, (f) acquisitions of new businesses or dispositions of existing businesses, (g) costs or difficulties related to the integration of businesses acquired by us may be greater than expected, (h) increases in interest or financing costs, (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the ongoing evolution of the Internet and (j) other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

Reconciliation of GAAP and Non-GAAP Financial Information

     The following tables have been provided to reconcile the Non-GAAP financial information (Adjusted EBITDA and Pro-Rata Consolidated Income Statement Data) presented in the “Selected Consolidated Financial Data,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report on Form 10-K to their most directly comparable GAAP measures (Cash Flows from Operating Activities and GAAP Income Statement Data).

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (non-GAAP measure).

	Years Ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$75,155	$102,694	$72,635	$42,001	$61,186
Net Change in Operating Assets and Liabilities	16,082	8,619	459	25,504	13,532
Distributions paid to minority interest	36,176	38,765	43,406	39,747	39,118
Distributions from unconsolidated JOAs	(75,204)	(83,621)	(58,449)	(38,070)	(3,900)
Interest Expense	57,036	64,252	75,302	82,241	75,758
Bad Debt Expense	(7,405)	(9,632)	(10,213)	(10,916)	(10,859)
Pension Income (Expense), Net of Cash Contributions	(1,082)	(31)	(1,172)	5,948	2,802
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	46,997	43,411	43,211	16,403	514
Net Cash Related to Other (Income), Expense	4,654	5,490	1,505	5,733	7,470

Adjusted EBITDA	152,409	169,947	166,684	168,591	185,621
Minority Interest in Adjusted EBITDA	(45,747)	(49,089)	(45,946)	(45,647)	(44,298)
Combined Adjusted EBITDA of Unconsolidated JOAs	39,842	40,371	36,006	14,205	4,725
EBITDA of Texas-New Mexico Newspapers Partnership(c)	10,108	3,275	—	—	—

Adjusted EBITDA Available to Company	$156,612	$164,504	$156,744	$137,149	$146,048

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation, and through April 30, 2004, The York Newspaper Company, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote (c)).

(b)	Direct Costs of Unconsolidated JOAs. Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004, the Charleston Daily Mail. See Note 3: Joint Operating Agencies in the footnotes to our consolidated financial statements for further description and analysis of this adjustment.

(c)	The Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company as it is an integral part of our cash flows from operations as defined by our debt covenants. Previously we had included distributions from the Texas-New Mexico Newspapers Partnership in Adjusted EBITDA Available to Company. However, now we include our 33.8% share of the EBITDA of Texas New-Mexico Newspapers Partnership. This change was made in order to better conform to the definition of operating cash flows in our debt agreements. All periods presented reflect this change.

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidated basis (non-GAAP measure).

	Years Ended June 30,
	2004	2003	2002
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$75,155	$102,694	$72,635
Net Change in Operating Assets and Liabilities	16,082	8,619	459
Distributions paid to minority interest	36,176	38,765	43,406
Distributions from unconsolidated JOAs	(75,204)	(83,621)	(58,449)
Interest Expense	57,036	64,252	75,302
Bad Debt Expense	(7,405)	(9,632)	(10,213)
Pension Expense, Net of Cash Contributions	(1,082)	(31)	(1,172)
Net Cash Related to Other (Income), Expense	4,654	5,490	1,505
Combined Adjusted EBITDA of Unconsolidated JOAs(b)	39,842	40,371	36,006
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the JOAs(c)	46,997	43,411	43,211
Minority Interest in Adjusted EBITDA of The York Newspaper Company(d)	(6,864)	(8,044)	(7,732)

Adjusted EBITDA	185,387	202,274	194,958
Minority Interest in Adjusted EBITDA	(38,883)	(41,045)	(38,214)
EBITDA of Texas-New Mexico Newspapers Partnership	10,108	3,275	—

Adjusted EBITDA Available to Company	$156,612	$164,504	$156,744

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”) and (ii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership. Note that pro-rata consolidation already takes into account our share of the results from our unconsolidated JOAs and factors out the minority interest associated with The York Newspaper Company through April 30, 2004.

(b)	Combined Adjusted EBITDA of Unconsolidated JOAs. Combined Adjusted EBITDA of Unconsolidated JOAs is calculated as total revenues, less cost of sales and SG&A expense from the Unconsolidated JOAs Pro-Rata Adjustment column presented that follows under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(c)	Direct Costs of Unconsolidated JOAs. Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004 the Charleston Daily Mail. See Note 3: Joint Operating Agencies in the footnotes to our consolidated financial statements for further description and analysis of this adjustment.

(d)	Minority Interest in Adjusted EBITDA of The York Newspaper Company. Minority Interest in Adjusted EBITDA of The York Newspaper Company is calculated as total revenues, less cost of sales and SG&A expense from the Adjustment to Eliminate 42.5% Minority Interest in York JOA column presented that follows under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.

     See footnotes (1) and (2) at the end of these reconciliations for a description of the adjustments made. See footnote (a) on the preceding page for a description of our method of calculating Adjusted EBITDA. All amounts shown in the following reconciliations are in thousands.

	Year Ended June 30, 2004
		Adjustment to
		Eliminate 42.5%	Unconsolidated
	As Presented	Minority Interest	JOAs Pro-Rata	As Presented on
	Under GAAP	in York JOA(1)	Adjustment(2)	a Pro-Rata Basis
Total Revenues	$753,829	$(15,280)	$311,302	$1,049,851

Income from Unconsolidated JOAs	22,207	—	(22,207)	—

Cost of Sales	234,784	(3,192)	124,216	355,808
Selling, General and Administrative	366,636	(5,224)	147,244	508,656
Depreciation and Amortization	40,742	(500)	15,211	55,453
Interest Expense	57,036	(78)	300	57,258
Other (Income) Expense, Net	17,365	(264)	2,124	19,225

Total Costs and Expenses	716,563	(9,258)	289,095	996,400

Gain on Sale of Newspaper Properties	6,982	—	—	6,982

Minority Interest	(32,237)	6,022	—	(26,215)

Net Income	27,637	—	—	27,637

Adjusted EBITDA	$152,409	$(6,864)	$39,842	$185,387

	Year Ended June 30, 2003
		Adjustment to
		Eliminate 42.5%	Unconsolidated
	As Presented	Minority Interest	JOAs Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$738,598	$(17,584)	$304,457	$1,025,471

Income from Unconsolidated JOAs	25,227	—	(25,227)	—

Cost of Sales	221,888	(3,542)	124,666	343,012
Selling, General and Administrative	346,763	(5,998)	139,420	480,185
Depreciation and Amortization	40,553	(526)	15,814	55,841
Interest Expense	64,252	(106)	345	64,491
Other (Income) Expense, Net	19,534	(207)	(1,015)	18,312

Total Costs and Expenses	692,990	(10,379)	279,230	961,841

Gain on Sale of Newspaper Properties	27,399	—	—	27,399

Minority Interest	(34,088)	7,204	—	(26,884)

Net Income	40,828	—	—	40,828

Adjusted EBITDA	$169,947	$(8,044)	$40,371	$202,274

	Year Ended June 30, 2002
		Adjustment to
		Eliminate 42.5%	Unconsolidated
	As Presented	Minority Interest	JOAs Pro-Rata	As Presented on
	Under GAAP	in York JOA(1)	Adjustment(2)	a Pro-Rata Basis
Total Revenues	$711,130	$(17,252)	$298,902	$992,780

Income from Unconsolidated JOAs	8,770	—	(8,770)	—

Cost of Sales	220,082	(3,730)	133,929	350,281
Selling, General and Administrative	324,364	(5,790)	128,967	447,541
Depreciation and Amortization	47,545	(575)	17,750	64,720
Interest Expense	75,302	(149)	364	75,517
Other (Income) Expense, Net	10,941	(69)	9,124	19,996

Total Costs and Expenses	678,234	(10,313)	290,134	958,055

Minority Interest	(32,218)	6,940	—	(25,278)

Net Income	12,365	—	—	12,365

Adjusted EBITDA	$166,684	$(7,732)	$36,006	$194,958

(1)	Adjustment to Eliminate 42.5% Minority Interest in York JOA. Eliminates The York Newspaper Company JOA minority partner’s 42.5% share from the individual line items with a corresponding adjustment to GAAP minority interest through April 30, 2004. Effective April 30, 2004, we acquired the minority interest in The York Newspaper Company. The difference between the minority interest adjustment provided in the reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidated basis (non-GAAP measure) and the pro-rata minority interest adjustment above is that certain items (Depreciation and Amortization, Interest Expense and Other (Income) Expense, Net) are excluded from Minority Interest in Adjusted EBITDA.

(2)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis of the income statements of our unconsolidated JOAs. Our interest in the earnings of the Salt Lake City JOA is 58%, while our interests in Denver Newspaper Agency and Charleston Newspapers (through May 7, 2004) are 50%. This adjustment also includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail (through May 7, 2004). See Note 3: Joint Operating Agencies in the footnotes to our consolidated financial statements for further description and analysis of the components of this adjustment. Our share of the Adjusted EBITDA for the Charleston JOA for the year ended June 30, 2004 was $2.9 million and is included in the Adjusted EBITDA related to the Unconsolidated JOAs Pro-Rata Adjustment column.

Item 8: Financial Statements and Supplementary Data

     The response to this item is filed as a separate part of this report (see page 43).

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A: Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 15d-15(e) of the Securities Exchange Act of 1934 as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information regarding us and our subsidiaries required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Based on this evaluation, we have determined that there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

     The Company’s management, including the CEO, President, and CFO, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B: Other Information

     None

PART III

Item 10: Directors and Executive Officers of the Registrant

     Set forth below are the names, ages and titles and a brief account of the business experience of each person who is a director, executive officer or other significant employee of ours.

Name	Age	Title
Richard B. Scudder	91	Chairman of the Board and Director
William Dean Singleton	53	Vice Chairman and Chief Executive Officer and Director
Joseph J. Lodovic, IV	43	President
Gerald E. Grilly	57	Executive Vice President and Chief Operating Officer
Anthony F. Tierno	59	Senior Vice President of Operations
Ronald A. Mayo	43	Vice President and Chief Financial Officer
James L. McDougald	51	Treasurer
Michael J. Koren	37	Vice President and Controller
Steven M. Barkmeier	43	Vice President Tax
Eric J. Grilly	33	President, MediaNews Group Interactive
Patricia Robinson	62	Secretary
Jean L. Scudder	50	Director
Howell E. Begle, Jr.	60	Director

     Each director is elected annually and serves until the next annual meeting of shareholders or until his/her successor is duly elected and qualified. Our directors are not compensated for their service as directors. They do, however, receive reimbursement of expenses incurred from the attendance at Board of Directors meetings. Please see Item 13: Certain Relationships and Related Transactions for a description of consulting payments made to Mr. Scudder. Our executive officers are appointed by and serve at the pleasure of the Board of Directors.

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

     Gerald E. Grilly has served as Executive Vice President and Chief Operating Officer of MediaNews since February 2001. Prior thereto he served as President, Publisher and Chief Executive Officer of The Denver Post Corporation from November 1998 to February 2001. Mr. Gerald Grilly was employed by McClatchy Company from 1979 to October 1998, most recently as President of McClatchy Company’s The Newspaper Network from 1993 to October 1998.

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

     Steven M. Barkmeier has served as Vice President Tax since July 2004. Prior thereto, he served as Director of Tax from November 1995 to June 2004.

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

     Patricia Robinson has served as Secretary of MediaNews since 1986. Ms. Robinson is the sister of Mr. William Dean Singleton.

     Jean L. Scudder has served as a Director of MediaNews since July 1998. Ms. Scudder is the daughter of Mr. Richard B. Scudder.

     Howell E. Begle, Jr. has served as a Director of MediaNews since November 1996. Mr. Begle is Of Counsel to Hughes Hubbard & Reed LLP, which law firm is counsel of MediaNews and its affiliates.

Audit Committee Financial Expert

     We are not a listed issuer as defined in Rule 10A-3 under the Exchange Act and therefore are not required to have an audit committee comprised of independent directors; our board of directors acts as our audit committee. Additionally, we do not have an audit committee financial expert, as that term is defined by Item 401(h) of Regulation S-K.

Code of Ethics

     We have adopted a code of ethics that applies to all employees and officers of MediaNews. You may obtain a copy of our code of ethics, without charge, by request directed to Ronald A. Mayo, at MediaNews Group, Inc., 1560 Broadway, Suite 2100, Denver, CO 80202, (303) 563-6464.

Item 11: Executive Compensation

     The following table sets forth the cash compensation paid or payable to Mr. Singleton and each of the other four most highly compensated executive officers whose direct or allocated cash compensation exceeded $100,000 for services rendered to MediaNews in fiscal year 2004. We do not have long-term compensation or stock option plans for our executives or employees. However, during fiscal year 2003, we adopted the non-qualified MediaNews Group Supplemental Executive Retirement Plan, or the “2003 Plan,” which does not qualify as a long-term incentive plan as defined in Instruction 7 (iii) to Item 402(a)(3) of Regulation S-K. This plan has been offered to certain of our eligible corporate executives. The 2003 Plan allows participants to defer a portion of their compensation, including bonuses, if any, on a pre-tax basis. There is no company match on these deferrals; however, the deferrals earn a return based on notional investment elections made by the individual participants. In addition, we may at our discretion, elect to make contributions to the participants’ accounts based on a comparison of our actual profits to budgeted profits during each fiscal year. Any such contribution is subject to vesting, which is generally ten years from the date of participation in the plan. In addition to the 2003 Plan, in fiscal year 2004 we implemented an executive retiree medical benefit plan. The retiree medical benefit plan provides for full health care coverage during retirement for the participants in the 2003 plan. There are minimum age and years of service criteria for eligibility for benefits under this plan. We are currently evaluating compensation of certain senior executives and expect to make changes to increase their bonuses and to provide a long-term compensation plan for these executives in fiscal year 2005. None of our executive officers have an employment agreement with us except Messrs. Singleton and Lodovic. In conjunction with performing the compensation evaluation, we expect to revise the employment agreements of Messrs. Singleton and Lodovic described below.

	Annual Compensation
				All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation(a)
William Dean Singleton	2004	$872,250	$150,000	$115,933
Vice Chairman, Chief Executive Officer	2003	830,250	200,000	118,168
	2002	810,000	150,000	41,302

Joseph J. Lodovic, IV	2004	$574,950	$150,000	$47,140
President	2003	547,350	200,000	64,228
	2002	534,000	150,000	4,900

Gerald E. Grilly	2004	$538,050	$113,750	$15,398
Executive Vice President &	2003	512,500	175,000	53,119
Chief Operating Officer	2002	500,000	132,500	1,497

Anthony F. Tierno	2004	$322,875	$61,250	$19,164
Senior Vice President of Operations	2003	307,500	42,500	29,517
	2002	300,000	20,000	29,971

Eric J. Grilly	2004	$206,500	$83,500	$10,213
President, MediaNews Group Interactive	2003	187,500	75,000	17,842
	2002	175,000	27,500	388

(a)	Included in “All Other Compensation” are amounts earned under the deferred compensation plans described above.

Employment and Other Agreements

     Under the terms of Mr. Singleton’s Employment Agreement, which was amended and renewed effective March 15, 2000, Mr. Singleton is currently entitled to receive cash compensation at an annual rate of not less than $939,000 at July 1, 2004, subject to annual increase of not less than 5% by the Board of Directors. In addition, Mr. Singleton is entitled to receive a bonus of up to $200,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such fiscal year. Other discretionary bonuses may be paid which are not part of his Employment Agreement, if approved by the Board of Directors. Mr. Singleton’s employment agreement expires on December 31, 2009, but will be automatically renewed for successive one-year terms unless either party gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. Mr. Singleton’s Employment Agreement contains a five-year non-compete covenant for all geographical areas in which newspapers are owned or circulated by us or our subsidiaries in material quantities (currently or in the future). From 1996 through 2002, MediaNews advanced a total of $1.5 million to the Singleton Irrevocable Trust (see Item 12: Security Ownership of Certain Beneficial Owners and Management) to fund premiums on cash surrender life insurance policies covering Mr. Singleton and his wife. The advances are recorded in our consolidated balance sheet as a component of other long-term assets. Advances will be repaid when the policy is surrendered or earlier at Mr. Singleton’s option. No interest is charged to Mr. Singleton on these advances. No funding by MediaNews of this insurance coverage has occurred subsequent to July 2002. The cash surrender value life insurance policies were originally purchased in order to mitigate the impact of estate taxes that may be due on MediaNews stock held in the Singleton Revocable Trust as a result of the death of Mr. Singleton and his wife and the resulting need for us to repurchase such shares to provide liquidity in the Singleton Revocable Trust. Mr. Singleton and MediaNews will continue to evaluate the need for this insurance coverage as a result of recent changes in estate tax laws.

     Mr. Lodovic’s Employment Agreement with us was entered into effective March 15, 2000. At July 1, 2004, Mr. Lodovic was entitled to receive cash compensation at an annual rate of not less than $624,000, subject to annual increase of not less than 5% by the Board of Directors. In addition, Mr. Lodovic is also entitled to receive a bonus of up to $200,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such year. Other discretionary bonuses may also be paid which are not part of his employment agreement, if approved by the Board of Directors. Mr. Lodovic’s employment agreement expires on December 31, 2009, but will be automatically renewed for successive one-year terms unless either party gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. Mr. Lodovic’s Employment Agreement entitles him an appropriate opportunity to participate in any stock options, stock ownership or similar plan, which we may adopt in the future for our executives. Mr. Lodovic’s Employment Agreement contains a five-year non-compete covenant for all geographical areas in which newspapers are owned or circulated by us or our subsidiaries in material quantities (currently or in the future). It also entitles Mr. Lodovic, upon termination of his employment following December 31, 2009, by mutual agreement, or as a result of breach by the Company or certain other circumstances, to put to us at a price of 100% of the then fair market value all shares of common stock (or rights to acquire the same) which he owns. We also have a call under Mr. Lodovic’s Employment Agreement to acquire, and Mr. Lodovic has a right to put, such shares, following termination of his employment under other circumstances, at a price equal to a percentage of fair market value, which increases to 100% on December 31, 2009 (at June 30, 2004, Mr. Lodovic is entitled to 70% of the fair market value). Performance of the put or the call will be deferred if it causes a default under any debt existing at the time of exercise. Performance of the put or call (if exercised before January 1, 2010) will also be deferred if our leverage ratio, as defined, is above 3:1. Performance of the put would be deferred as of June 30, 2004 based on our leverage ratio.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management

     The authorized capital stock of MediaNews consists of 3,000,000 shares of Class A common stock, $0.001 par value, 2,314,346 shares of which are issued of which 2,298,346 are outstanding and 16,000 are held in treasury; we have not declared or paid any cash dividends on our common stock in the past and we do not currently have plans to pay common stock cash dividends. Our current long-term debt agreements limit our ability to pay such dividends.

     We do not currently have any equity compensation plans, although an equity compensation plan is currently being considered.

     The following table sets forth the number and percentage of shares of our common stock currently issued and outstanding and beneficially owned by (i) each person known to us to be the beneficial owner of more than 5.0% of any class of our equity securities; (ii) each executive officer as defined in Item 402(a)(3) of Regulation S-K; and (iii) all directors and executive officers of MediaNews as a group.

	Amount and Nature
	of Beneficial	Percentage of
	Ownership(a) Class	Ownership of
	A Common Stock	Class A Common Stock
William Dean Singleton(b),(c),(l),(m)	254,858.9900	11.09%
Howell E. Begle, Jr.(b),(d),(l),(m)	786,426.5100	34.22%
Patricia Robinson(b),(e),(l),(m)	786,426.5100	34.22%
Joseph J. Lodovic, IV(b),(f)	58,199.0000	2.53%
Jean L. Scudder(g),(k)	384,065.1200	16.71%
Charles Scudder(h),(k)	260,321.3750	11.32%
Elizabeth A. Difani(h),(i),(k)	219,073.4575	9.53%
Carolyn Miller(h),(j),(k)	177,825.5475	7.74%
All directors and executives as a group(n)	2,140,770.0000	93.14%

(a)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by footnote, the persons named in the tables above have sole voting and investment power with respect to all shares of capital stock indicated as beneficially owned by them.

(b)	The address of each such person is: c/o Mr. Howell E. Begle, Jr., Trustee, 1775 I Street N.W., Suite 600, Washington, D.C. 20006. Mr. Begle is Of Counsel to Hughes Hubbard & Reed LLP, which law firm is counsel to us.

(c)	These shares are held by a revocable trust for the benefit of the children of Mr. Singleton (the “Singleton Revocable Trust”), for which trust Mr. Begle and Mr. Singleton are trustees.

(d)	Includes all shares for which Mr. Begle has sole voting power under the Singleton Family Voting Trust Agreement for MediaNews (the “Singleton Family Voting Trust Agreement for MediaNews”) and shared investment power, as a trustee for an irrevocable trust for the benefit of Mr. Singleton’s children (the “Singleton Irrevocable Trust”). Also includes all shares of common stock held by the Singleton Revocable Trust for which Mr. Begle is a trustee.

Footnotes continue on following page.

Footnotes continued from previous page.

(e)	These shares are held by the Singleton Irrevocable Trust for which Ms. Robinson serves as a trustee and as to which she has shared investment power. Ms. Robinson is Mr. Singleton’s sister.

(f)	Legal ownership of 50% of such shares is held by the Singleton Family Voting Trust. Legal ownership of the remaining 50% of such shares is held by the Scudder Family Voting Trust.

(g)	Includes 123,743.745 shares of common stock held by a trust for the benefit of two of Ms. Scudder’s nephews, for which trust Ms. Scudder serves as the sole trustee. Also includes 74,504 shares of common stock held for the benefit of Ms. Scudder’s son, Benjamin Fulmer, and daughter, Nina Fulmer, for which Ms. Scudder also serves as the sole trustee. Does not include the shares held by Charles Scudder, Elizabeth Difani, as trustee and/or custodian for certain of her children, or Carolyn Miller, as trustee and/or custodian for certain of her minor children, with respect to which Ms. Scudder has sole voting power pursuant to the Scudder Family Voting Trust Agreement for MediaNews (the “Scudder Family Voting Trust Agreement”). Charles Scudder, Elizabeth Difani and Carolyn Miller are siblings of Ms. Scudder; all four are the children of Mr. Richard B. Scudder.

(h)	Sole voting power with respect to these shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

(i)	Ms. Difani holds 132,299.6658 shares as trustee and/or custodian for certain of her children. Sole voting power with respect to all 219,073.4575 shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

(j)	Ms. Miller holds 118,550.365 shares as trustee for certain of her children. Sole voting power with respect to all 177,825.5475 shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

(k)	The address of each person is: c/o Jean L. Scudder, 193 Old Kents Hill Road, Readfield, Maine 04355.

(l)	Indicates shared voting power.

(m)	Indicates shared investment power.

(n)	No directors or officers of MediaNews beneficially own any shares in MediaNews except Mr. Singleton, Ms. Scudder, Mr. Begle, Ms. Robinson and Mr. Lodovic.

Scudder Family Voting Trust Agreement for MediaNews

     The children of Richard B. Scudder, which includes Charles A. Scudder, Carolyn S. Miller, Elizabeth H. Difani and Jean L. Scudder, respectively, and Joseph J. Lodovic, IV have entered into the Scudder Family Voting Trust Agreement for MediaNews (the “Scudder Family Voting Trust”) in accordance with which all shares of our common stock held by Charles Scudder, Carolyn Miller, Elizabeth A. Difani, Jean L. Scudder and 50% of those shares held by Joseph J. Lodovic, IV, were transferred to the Scudder Family Voting Trust for MediaNews. Under the Scudder Family Voting Trust for MediaNews, Jean L. Scudder (the “Scudder Trustee”) exercises all voting rights (subject to the consent of shareholders holding 50% of the common stock held by the Scudder Family Voting Trust for MediaNews on such matters as election of directors, mergers, dissolution or reorganization of MediaNews, sale, exchange or pledge of all or substantially all of the assets of MediaNews and acquisition or divestiture by MediaNews of any newspaper venture) and substantially all other rights to which such shareholders would otherwise be entitled until January 31, 2010, subject to extension by written agreement of one or more beneficiaries of the Scudder Family Voting Trust Agreement for MediaNews and the Scudder Trustee.

Singleton Family Voting Trust Agreement for MediaNews

     The Singleton Irrevocable Trust, the Singleton Revocable Trust and Joseph J. Lodovic, IV have entered into the Singleton Family Voting Trust Agreement for MediaNews (the “Singleton Family Voting Trust Agreement for MediaNews”) in accordance with which all shares of our common stock held by the Singleton Irrevocable Trust and the remaining 50% of those shares held by Joseph J. Lodovic, IV were transferred to the Singleton Family Voting Trust for MediaNews and the shares of our common stock held by the Singleton Revocable Trust will be transferred to the Singleton Family Voting Trust for MediaNews upon the death or incapacity of Mr. Singleton. Under the Singleton Family Voting Trust Agreement for MediaNews, the Singleton Trustees exercise all voting and substantially all other rights to which such shareholders would otherwise be entitled until January 31, 2010, subject to extension by written agreement of one or more beneficiaries of the Singleton Family Voting Trust Agreement for MediaNews.

MediaNews Shareholders’ Agreement

     The Singleton Revocable Trust, the Singleton Irrevocable Trust, the Singleton Family Voting Trust for MediaNews, the Scudder Family Voting Trust for MediaNews, certain of the beneficiaries of such trusts, Joseph J. Lodovic, IV and MediaNews entered into a Shareholders’ Agreement (the “MediaNews Shareholders’ Agreement”) which provides, among other things, that action by the Board of Directors with respect to such matters as the declaration of dividends, redemption of capital stock, certain capital expenditures, mergers or consolidation, and incurring indebtedness requires the unanimous approval of all Directors then serving on the Board of Directors or approval by the holders of 75% of the shares of common stock entitled to vote on such matters.

     The MediaNews Shareholders’ Agreement also provides that until the earlier of (i) the date on which none of our 6 7/8% Senior Subordinated Notes due October 1, 2013, and our 6 3/8% Senior Subordinated Notes due April 1, 2014 are outstanding, or (ii) when MediaNews’ Leverage Ratio (as defined in the indenture relating to our 6 3/8% Senior Subordinated Notes) is less than 3:1, no shareholder may sell, transfer, pledge or otherwise encumber their shares or their interest in their shares, of our common stock to any third party (except certain permitted transfers to family members and other shareholders), without the consent of all our shareholders or unless all shares of common stock then outstanding are sold in a single transaction or a contemplated sale to a third party. If any shareholder desires to sell or transfer his shares to us or the other shareholders without an identified third party buyer, then such shareholder may offer to sell his shares to us at fair market value determined by appraisal, or if we decline to purchase such shares, such shareholder may offer to sell his shares to the remaining shareholders at fair market value.

Item 13: Certain Relationships and Related Transactions

Management Services

     We are a party to a consulting agreement, renewable annually, with Mr. Scudder, which agreement requires us to make annual payments of $250,000. In connection with his consulting services, we provide Mr. Scudder with the use of a car, which is also used for personal purposes. The only cost to us for providing this car during the last fiscal year and currently has been the cost of insurance and minimal car maintenance. We also pay the salary for an administrative assistant for Mr. Scudder.

     We are a party to a management agreement with CNP, which agreement provides us with a management fee of 1.25% of CNP’s revenues, thereby reducing our total corporate overhead, the effect of which is a reduction of the impact minority interest expense has on our consolidated statement of operations.

     MediaNews Services, Inc. (“MediaNews Services”), which was wholly owned by Mr. Singleton, Jean L. Scudder, Charles Scudder, Elizabeth A. Difani and Carolyn Miller until July 1, 2004, provided certain personnel and related services to us at cost through December 31, 2003. After December 31, 2003, these services are no longer provided by MediaNews Services and are now performed directly by the Company.

     Effective July 1, 2003, MediaNews began consolidating MediaNews Services, an affiliate of MediaNews, for financial reporting purposes. In December 2003, MediaNews Services purchased a new airplane (to replace its existing airplane) for $14.4 million and financed the purchase with a loan secured by the new airplane. The new airplane and related loan were recorded on the financial statements of MediaNews Services as of December 31, 2003. We have guaranteed 50% of this loan. The airplane that was replaced was sold to a third party in March 2004 for a gain of $0.8 million. The airplane owned by MediaNews Services is used by us and we reimburse MediaNews Services for the cost of maintaining and operating the airplane. Effective July 1, 2004, ownership of MediaNews Services was transferred to MediaNews.

Other

     In August 2004, MediaNews purchased Mr. Gerald Grilly’s residence in Colorado for $2.7 million (subject to adjustment to reflect the gross proceeds received by MediaNews upon its resale of the house) in conjunction with his relocation to Los Angeles, California. Mr. Grilly’s relocation was requested by MediaNews. We are actively marketing the residence.

     MediaNews uses Hughes Hubbard & Reed LLP as one of its legal counsel. Mr. Howell Begle, who is general counsel and a board member of MediaNews, is Of Counsel to Hughes Hubbard & Reed LLP.

Item 14: Principal Accounting Fees and Services

     The following table presents fees incurred for services provided by Ernst & Young LLP for fiscal years 2004 and 2003.

     All audit and non-audit services for which we engaged the independent auditor to perform and were required to be pre-approved were pre-approved by our board of directors, which acts as our audit committee. The board of directors considers, among other things, the possible effect of the performance of such services on the auditor’s independence in order to ensure that the provision of such services does not impair the auditors’ independence.

	Years Ended June 30,
	2004	2003
	(Dollars in thousands)
Audit Fees(a)	$617	$469
Audit-Related Fees(b)	121	125
Tax Fees(c)	5	58

Total	$743	$652

(a)	Fees for professional services incurred by the auditors to comply with Generally Accepted Auditing Standards, reviews of the Company’s filings with the Securities Exchange Commission, and comfort letters.

(b)	Fees for professional services which principally include services in connection with employee benefit plan audits, due diligence and consultation related to mergers and acquisitions, internal control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(c)	Fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.

AVAILABLE INFORMATION

     MediaNews consummated exchange offers for its 6 7/8% Senior Subordinated Notes due 2013 and its 6 3/8% Senior Subordinated Notes due 2014 in April 2004. Because the exchange offers were registered under the Securities Act of 1933, MediaNews became subject to the reporting requirements of the Securities Exchange Act of 1934 upon effectiveness of the registration statements for the exchange offer. Our duty to file reports with the Commission has been suspended in respect of our fiscal year commencing July 1, 2004 pursuant to Section 15(d) of the Securities Exchange Act of 1934. However, the indentures governing our Senior Subordinated Notes require that we continue to file quarterly, annual and, if applicable, current reports on Form 8-K, with the Commission on a voluntary basis.

     You can inspect and copy our annual, quarterly and current reports and other information filed with or furnished to the Commission at the public reference facilities of the Commission in Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. You can also obtain copies of these materials from the public reference section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. The Commission also maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission (http://www.sec.gov).

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

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a) Financial Statements

1.	The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Registered Public Accounting Firm is filed as a part of this Report (see page 44).

2.	Financial Statement Schedule

The financial statement schedule contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Registered Public Accounting Firm is filed as a part of this Report (see page 44).

3.	Exhibits

The exhibits listed in the accompanying Index to exhibits are filed as a part of this Annual Report (see page 79).

MEDIANEWS GROUP, INC.

Index to Consolidated Financial Statements and Schedule

Covered by Report of Independent Registered Public Accounting Firm

     The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 15(a)(1) are listed below:

Page
Report of Independent Registered Public Accounting Firm	45
Consolidated Balance Sheets as of June 30, 2004 and 2003	46
Consolidated Statements of Operations for the Fiscal Years Ended June
30, 2004, 2003 and 2002	48
Consolidated Statements of Changes in Shareholders’ Equity for the
Fiscal Years Ended June 30, 2004, 2003 and 2002	49
Consolidated Statements of Cash Flows for the Fiscal Years Ended June
30, 2004, 2003 and 2002	50
Notes to Consolidated Financial Statements	51

     The following financial statement schedule of the registrant and its subsidiaries required to be included in Item 15(a)(2) is listed below:

Schedule II Valuation and Qualifying Accounts	82

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
MediaNews Group, Inc.

     We have audited the accompanying consolidated balance sheets of MediaNews Group, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, statements of changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the accompanying index to consolidated financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaNews Group, Inc. and subsidiaries at June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

September 24, 2004
Denver, Colorado

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,736	$3,343
Trade accounts receivable, less allowance for doubtful accounts of $9,131 and $9,393, at June 30, 2004 and 2003, respectively	77,877	79,049
Other receivables	4,048	6,101
Inventories of newsprint and supplies	16,526	14,334
Prepaid expenses and other assets	8,280	8,654
Income taxes receivable	—	468

TOTAL CURRENT ASSETS	171,467	111,949

PROPERTY, PLANT AND EQUIPMENT
Land	37,226	39,954
Buildings and improvements	104,993	111,180
Machinery and equipment	342,661	312,817
Construction in progress	7,110	2,940

TOTAL PROPERTY, PLANT AND EQUIPMENT	491,990	466,891
Less accumulated depreciation and amortization	(184,614)	(165,754)

NET PROPERTY, PLANT AND EQUIPMENT	307,376	301,137

OTHER ASSETS
Investment in unconsolidated JOAs	179,846	221,640
Equity investments	92,681	93,343
Subscriber accounts, less accumulated amortization of $134,487 and $118,572 at June 30, 2004 and 2003, respectively	63,980	79,320
Excess of cost over fair value of net assets acquired	418,600	381,199
Newspaper mastheads	139,266	145,781
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $30,745 and $29,622 at June 30, 2004 and 2003, respectively	5,011	4,547
Other	19,398	14,132

TOTAL OTHER ASSETS	918,782	939,962

TOTAL ASSETS	$1,397,625	$1,353,048

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
	(Dollars in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$7,180	$9,914
Accrued employee compensation	33,801	29,807
Accrued interest	17,055	14,762
Other accrued liabilities	14,775	22,248
Income taxes payable	2,599	—
Unearned income	26,281	24,975
Current portion of long-term debt and obligations under capital leases	5,278	3,171

TOTAL CURRENT LIABILITIES	106,969	104,877

OBLIGATIONS UNDER CAPITAL LEASES	6,638	6,833

LONG-TERM DEBT	916,551	894,550

OTHER LIABILITIES	26,450	33,947

DEFERRED INCOME TAXES, NET	88,913	77,845

MINORITY INTEREST	165,084	174,988

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized:
2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	3,631	3,631
Accumulated other comprehensive loss, net of taxes:
Unrealized loss on hedging	(2,089)	(4,264)
Minimum pension liability	(17,887)	(15,087)
Retained earnings	105,363	77,726
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	87,020	60,008

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,397,625	$1,353,048

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2004	2003	2002
	(Dollars in thousands, except share data)
REVENUES
Advertising	$563,496	$556,016	$535,687
Circulation	132,505	137,445	139,495
Other	57,828	45,137	35,948

TOTAL REVENUES	753,829	738,598	711,130

INCOME FROM UNCONSOLIDATED JOAS	22,207	25,227	8,770

COSTS AND EXPENSES
Cost of sales	234,784	221,888	220,082
Selling, general and administrative	366,636	346,763	324,364
Depreciation and amortization	40,742	40,553	47,545
Interest expense	57,036	64,252	75,302
Other (income) expense, net	17,365	19,534	10,941

TOTAL COSTS AND EXPENSES	716,563	692,990	678,234

EQUITY INVESTMENT INCOME, NET	9,485	3,709	435

GAIN ON SALE OF NEWSPAPER PROPERTIES	6,982	27,399	—

MINORITY INTEREST	(32,237)	(34,088)	(32,218)

INCOME BEFORE INCOME TAXES	43,703	67,855	9,883
INCOME TAX BENEFIT (EXPENSE)	(16,066)	(27,027)	2,482

NET INCOME	$27,637	$40,828	$12,365

NET INCOME PER COMMON SHARE:
Net income per common share	$12.02	$17.76	$5.38

Weighted average number of shares outstanding	2,298,346	2,298,346	2,298,346

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
		Additional	Other		Common	Total
	Common	Paid-In	Comprehensive	Retained	Stock in	Shareholders’
	Stock	Capital	Loss	Earnings	Treasury	Equity
	(Dollars in thousands)
BALANCE AT JUNE 30, 2001	$2	$3,631	$(3,429)	$24,533	$(2,000)	$22,737
Comprehensive income:
Unrealized loss on hedging activities, net of tax benefit of $2,695	—	—	(3,280)	—	—	(3,280)
Unrealized loss on hedging activities, reclassified to earnings, net of tax benefit of $174	—	—	228	—	—	228
Minimum pension liability adjustment, net of tax benefit of $5,466	—	—	(7,549)	—	—	(7,549)
Net income	—	—	—	12,365	—	12,365

Comprehensive income						1,764

BALANCE AT JUNE 30, 2002	2	3,631	(14,030)	36,898	(2,000)	24,501
Comprehensive income:
Unrealized gain on hedging activities, net of tax expense of $1,075	—	—	1,548	—	—	1,548
Unrealized loss on hedging activities, reclassified to earnings, net of tax benefit of $348	—	—	669	—	—	669
Minimum pension liability adjustment, net of tax benefit of $5,600	—	—	(7,538)	—	—	(7,538)
Net income	—	—	—	40,828	—	40,828

Comprehensive income						35,507

BALANCE AT JUNE 30, 2003	2	3,631	(19,351)	77,726	(2,000)	60,008
Comprehensive income:
Unrealized gain on hedging activities, net of tax expense of $194	—	—	291	—	—	291
Unrealized loss on hedging activities, reclassified to earnings, net of tax benefit of $1,300	—	—	1,884	—	—	1,884
Minimum pension liability adjustment, net of tax benefit of $1,867	—	—	(2,800)	—	—	(2,800)
Net income	—	—	—	27,637	—	27,637

Comprehensive income						27,012

BALANCE AT JUNE 30, 2004	$2	$3,631	$(19,976)	$105,363	$(2,000)	$87,020

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2004	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,637	$40,828	$12,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,554	23,771	26,352
Amortization	19,584	20,914	25,446
Loss on early extinguishment of debt	9,292	—	—
Gain, net of losses, on sale of newspaper assets	(6,931)	(28,620)	(398)
Impairment loss	—	5,715	—
Provision for losses on accounts receivable	7,405	9,632	10,213
Amortization of debt discount	934	1,231	2,145
Minority interest	32,237	34,088	32,218
Distributions paid to minority interest	(36,176)	(38,765)	(43,406)
Proportionate share of net income from unconsolidated JOAs	(69,204)	(68,638)	(51,981)
Distributions from unconsolidated JOAs	75,204	83,621	58,449
Equity investment income, net	(9,485)	(3,709)	(435)
Deferred income tax expense	11,443	25,362	1,178
Change in defined benefit plan assets, net of cash contributions	1,082	31	1,172
Change in estimated option repurchase price	(3,491)	5,993	2,325
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	3,184	1,017	402
Unrealized (gain) loss on swaps	2,968	(1,158)	(2,951)
Change in operating assets and liabilities:
Accounts receivable	(6,446)	(7,583)	(4,161)
Inventories	(2,113)	(3,665)	4,349
Prepaid expenses and other assets	2,253	2,910	(433)
Accounts payable and accrued liabilities	(4,886)	1,339	(873)
Unearned income	1,341	(401)	587
Change in other assets and liabilities, net	(6,231)	(1,219)	72

NET CASH FLOWS FROM OPERATING ACTIVITIES	75,155	102,694	72,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated JOAs	—	—	(12,416)
Distributions from equity investments	10,638	4,360	1,448
Investments in equity investments	(50)	(1,592)	(2,280)
Proceeds from the sale of newspapers and other assets	56,733	1,314	3,840
Business acquisitions, net of cash acquired	(50,072)	(53,006)	(3,277)
Cash contributed by partners for business acquisitions	—	24,178	—
Capital expenditures	(36,483)	(20,669)	(11,323)

NET CASH FLOWS FROM INVESTING ACTIVITIES	(19,234)	(45,415)	(24,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of issuance costs	523,983	113,143	66,994
Reduction of long-term debt and other liabilities	(509,046)	(169,108)	(120,741)
Repurchase premiums and related costs associated with long-term debt	(9,465)	—	—

NET CASH FLOWS FROM FINANCING ACTIVITIES	5,472	(55,965)	(53,747)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,393	1,314	(5,120)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,343	2,029	7,149

CASH AND CASH EQUIVALENTS AT END OF YEAR	$64,736	$3,343	$2,029

See notes to consolidated financial statements

MEDIANEWS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

     MediaNews Group, Inc. (“MediaNews” or the “Company”), through its subsidiaries, publishes daily and non-daily newspapers serving markets in eight states. The Company also owns four radio stations and one television station; the combined revenues of these non-newspaper operations comprise approximately 1.0% of the Company’s consolidated revenue and are not considered significant to the Company’s operations.

Note 2: Significant Accounting Policies and Other Matters

     Significant accounting policies for the Company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which is based on such factors as estimated future cash flows and current fair value estimates. The Company’s accounting for pension and retiree medical benefits requires the use of estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. The Company’s accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and assumptions on the realization of deferred tax assets.

Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles, at times, requires the use of estimates and assumptions. The Company uses estimates, based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of its assets and liabilities and disclosure of contingent matters. The Company re-evaluates its estimates on an ongoing basis. Actual results could differ from these estimates.

Principles of Consolidation

     All intercompany accounts have been eliminated.

Reclassifications

     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

Joint Operating Agencies

     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each of the individual newspapers, which are a party to a joint operating agreement, continue to be separate and outside of a JOA. The Company, through its subsidiaries, York Newspapers, Inc., Charleston Publishing Company (through May 7, 2004), Kearns-Tribune, LLC, and The Denver Post Corporation, participates in JOAs in York, Pennsylvania, Charleston, West Virginia, Salt Lake City, Utah, and Denver, Colorado, respectively. (See Note 3: Joint Operating Agencies regarding the restructuring of the York and Charleston JOAs). The editorial and related expenses of The Denver Post, The Salt Lake Tribune and The York Dispatch, are incurred by the Company outside the related JOA. The Charleston JOA, on the other hand, accounted for and paid the editorial expenses for both newspapers within the JOA. The Company controls the York JOA prior and subsequent to the 2004 restructuring and, accordingly, consolidates its results. The editorial costs associated with the York Daily Record, the other newspaper in the York JOA, were not included in the Company’s results prior to May 1, 2004, since this newspaper was not owned by MediaNews. However, under the restructured York JOA, the Company now owns the York Daily Record. Therefore, subsequent to the restructuring, the York Daily Record’s results are included with the Company’s.

     The operating results from the Company’s unconsolidated JOAs are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	The Company’s proportionate share of net income from JOAs,

•	The amortization of subscriber lists created by the original purchase by the Company of the JOAs’ interests as the subscriber lists are attributable to the Company’s earnings in the JOAs, and

•	Editorial costs, miscellaneous revenue received outside of the JOA, and other charges incurred by the Company’s consolidated subsidiaries directly attributable to the JOAs providing editorial content and news for the Company’s newspapers party to the JOAs.

     Investments in unconsolidated JOAs are included in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs,” for the JOAs the Company does not control (See Note 3: Joint Operating Agencies for further discussion).

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable

     Trade accounts receivable are generally from advertisers, commercial printing customers, single copy newspaper outlets, newspaper subscribers and independent newspaper delivery contractors. The Company extends unsecured credit to most of its customers. Credit limits, setting and maintaining credit standards and managing the overall quality of the credit portfolio is largely decentralized (maintained and managed at the individual newspaper locations). The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on both the aging of accounts receivable at period end and specific identification.

Inventories

     Inventories, which largely consist of newsprint, are valued at the lower of cost or market. Cost is generally determined using the first-in, first-out method.

Investments

     The Company has made the following strategic investments, which are accounted for under the equity method (for those investments in which the Company has less than 20% ownership, the Company accounts for these under the equity method as the Company has seats on the board and, therefore, has significant influence and ties to the entity beyond the Company’s invested capital):

•	PowerOne Media, LLC, a company that provides software tools and hosts classified advertising for daily and weekly newspapers throughout the United States. PowerOne Media, LLC merged with CareerSite (see below) in September 2003. After the merger, the Company’s ownership of the combined entity was approximately 16.0%,

•	Employment Specialists, LLC, (operating as CareerSite) an Internet based employment classified advertising application (merged with PowerOne Media, LLC in September 2003),

•	CIPS Marketing Group, Inc., a total market coverage delivery service in Los Angeles (50% ownership interest),

•	Gallup Independent Company, publisher of the Gallup Independent in Gallup, New Mexico (approximately 38% ownership interest),

•	Ponderay Newsprint Company, a minority investment in a newsprint mill held by Kearns-Tribune, LLC. In addition to its investment, the Company is guarantor for 6.0% of up to $125.0 million in long-term debt owed by Ponderay and due on April 12, 2006 (6.0% ownership interest and one seat on the board). The Company has no amounts related to the guarantee recorded in its financial statements in accordance with FASB Interpretation No. 45,

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The guarantee arose from Ponderay’s April 12, 2000 amended and restated credit agreement that replaced a previous credit facility which had been used to finance the construction of its newsprint mill. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time the Company could be liable for its portion of the guarantee. At June 30, 2004, the Company’s share of the guarantee is $5.3 million. The debt is collateralized by a deed of trust on Ponderay’s real property and a mortgage on all of Ponderay’s other assets, and

•	Texas-New Mexico Newspapers Partnership, a minority investment in this partnership, which was formed on March 3, 2003 (33.8% ownership interest). See Note 5: Acquisitions, Dispositions and Other Transactions for further discussion.

     These investments are included in the consolidated balance sheet as a component of long-term assets under the caption “Equity investments.” See Note 14: Equity investments (Non-JOA) for further information.

Property, Plant and Equipment

     Property, plant, and equipment are recorded at cost. Buildings and machinery and equipment are depreciated using the straight-line method over the expected useful lives of individual assets. Buildings and improvements are depreciated over the lesser of 40 years or the term of the lease and machinery and equipment is depreciated over 3 to 20 years.

Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under the standard, excess of cost over fair value of net assets acquired (goodwill) and other indefinite life intangibles (primarily mastheads) are not amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their estimated useful lives. Subscriber accounts are amortized using the straight-line method over periods ranging from 8 to 15 years with a weighted average remaining life based on the date of acquisitions of approximately 8 years. Other finite identified intangibles are being amortized over periods not exceeding 10 years.

     As a result of an indicator of impairment identified at the Company’s subsidiary, Alaska Broadcasting Company, during fiscal year 2003, the Company tested the related carrying value of goodwill for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. Based on the Company’s evaluation, all of the recorded goodwill was determined to be impaired. As a result, a write down of $1.8 million was recorded in other (income) expense, net during the fiscal year ended June 30, 2003. In addition, as required by SFAS No. 142, the Company performed an annual impairment test for goodwill and mastheads as of July 1, 2004. There was no impairment of intangible assets noted as a result of this test. Another impairment test will be performed July 1, 2005, unless unexpected events or circumstances arise that require the Company to test for impairment sooner.

     Estimated amortization expense for the next five years is as follows at June 30, 2004 (in thousands):

2005	$15,860
2006	13,690
2007	10,808
2008	7,188
2009	4,075

Long-Lived Assets

     FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The carrying value of long-lived assets is reviewed annually. If at any time the facts or circumstances at any of the Company’s individual newspaper or other operations indicate the impairment of long-lived asset values as a result of a continual decline in performance or as a result of fundamental changes in a market, a determination is made as to whether the carrying value of the long-lived assets exceeds estimated realizable value. For purposes of this determination, estimated realizable value is evaluated based on values placed on comparable assets, generally based on a multiple of revenue and/or operating profit (revenues less cost of sales and selling, general and administrative expenses); however, other valuation methods may be used. As a result of an indicator of impairment identified at one of the properties of the California Newspapers Partnership, the Company determined that at June 30, 2003 the carrying value of an operating facility exceeded estimated realizable value based on the expected proceeds from the impending sale of the related assets. Accordingly, an impairment loss of $3.9 million was recorded in other (income) expense, net for the year ended June 30, 2003 to adjust the long-lived assets to the estimated realizable value of $2.0 million. The long-lived asset was sold during fiscal year 2004 and the amount for which it sold did not materially differ from the adjusted net book value.

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

Advertising Costs

     The Company expenses all advertising costs as incurred. Advertising costs included in the consolidated statement of operations for the fiscal years ended June 30, 2004, 2003 and 2002, were approximately $1.2 million, $0.5 million and $0.8 million, respectively.

Revenue Recognition

     Advertising revenue is earned and recognized when advertisements are published, inserted, aired or displayed and are net of provisions for estimated rebates, credit and rate adjustments and discounts. Circulation revenue includes single copy and home delivery subscription revenue. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for returns. Home delivery subscription revenue net of discounts is earned and recognized when the newspaper is delivered to the customer or sold to a home delivery independent contractor. Amounts received in advance of an advertisement or newspaper delivery are deferred and recorded on the balance sheet as a current liability to be recognized into income when the revenue has been earned.

Disclosures about Segments of an Enterprise and Related Information

     The Company conducts business in one reporting segment and determined its reporting segment based on the individual operations that the chief operating decision maker reviews for purposes of assessing performance and making operating decisions. The individual operations have been aggregated into one segment because management believes they have similar economic characteristics, products, services, customers, production processes and distribution methods. The Company believes that aggregating the operations into one segment helps users understand the Company’s performance and assess its prospects. The Company’s newspaper operations, individually and in the aggregate, generally trend in the same direction because they are impacted by the same economic trends. The newspapers’ operating performance are most affected by newsprint prices and the health of the national economy, particularly conditions within the retail, employment, real estate and automotive markets. While an individual newspaper may perform better or worse than the Company’s newspapers as a whole due to specific conditions at that newspaper or within its local economy, such variances generally do not significantly affect the overall operating performance of the newspapers.

Comprehensive Income

     Under FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the Company’s newsprint and interest rate swap agreements on its variable rate debt were recorded at fair value and changes in the value of such contracts, net of income taxes, were reported in comprehensive income. As of June 30, 2004, the Company had no outstanding newsprint or interest rate swap agreements; however, amounts related to terminated newsprint swap agreements remain in comprehensive income due to the Company’s determination that the hedges became ineffective prior to the expiration of the original term of the agreements. The amounts in accumulated other comprehensive loss related to these ineffective hedges are being amortized and charged to other (income) expense, net over the remainder of the original terms of the agreements as the forecasted transactions originally contemplated in the hedging agreements continue to be probable of occurring. See Note 10: Hedging Activities for further discussion. Comprehensive income for the Company also includes a minimum pension liability adjustment related to one of the Company’s pension plans and a pension plan at one of the Company’s unconsolidated JOAs. See Note 8: Employee Benefit Plans for further discussion. For purposes of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes.

Dividends

     The Company has not paid a dividend on its common stock and does not currently plan to pay cash dividends on its common stock.

Employees

     Certain employees of the Company’s newspapers are employed under collective bargaining agreements.

Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revised FIN No. 46. Under the revision, for variable interest entities that existed prior to December 31, 2003, the effective date for non-public entities is the beginning of the first annual reporting period beginning after December 15, 2004, which for the Company is July 1, 2005. The Company does not believe that the revised FIN No. 46 will have a material impact on its financial position or results of operations; however, the Company is still in the process of evaluating the revised rules under FIN No. 46.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or assets in some circumstances) and equity. SFAS No. 150’s requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150, as it relates to non-controlling interests in limited-life subsidiaries, has been deferred by the FASB for an indefinite period. The Company will evaluate the impact of the provisions related to non-controlling interests in limited-life subsidiaries if and when the provisions are finalized. Adoption of the applicable provisions of SFAS No. 150 on July 1, 2003 did not impact the Company’s financial position and results of operations.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Two of the Company’s subsidiaries and the corporate entity have postretirement benefit plans which offer a prescription drug benefit and therefore under FASB SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), the plans’ accumulated postretirement benefit obligations would be required to be remeasured as a result of the Act. However, on January 12, 2004, the FASB issued a FASB Staff Position on SFAS No. 106 (“FSP-SFAS No. 106-1”) which permitted sponsors to make a one-time election to defer accounting for the effects of the Act and the disclosures related to the plans required by FASB SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (see further discussion which follows), until authoritative guidance on the accounting for the federal subsidy is issued or until certain other events that would require remeasurement occur at which time accounting for the Act’s effects on the plans would be required. At that time, the Company elected to defer accounting for the effects of the Act under FSP-SFAS No. 106-1. In May 2004, the FASB issued FSP-SFAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP-SFAS No. 106-1, and provides authoritative guidance on the accounting for the Act and is effective for the interim or annual period beginning after June 15, 2004, which for the Company is July 1, 2005. In accordance with FSP-SFAS No. 106-2, the Company has concluded that the Act is not significant to the Company’s postretirement benefit plans; therefore, the effects of the Act shall be incorporated in the June 30, 2005 measurement of plan obligations.

     In December 2003, the FASB issued revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132”). The revised SFAS No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Adoption of the provisions of revised SFAS No. 132 impacted disclosures only and will not impact the Company’s financial position or results of operations. See Note 8: Employee Benefit Plans.

Note 3: Joint Operating Agencies

     The Company through its 80%-owned subsidiary, The Denver Post Corporation, owns the masthead of The Denver Post and a 50% interest in the Denver Newspaper Agency (“DNA” or the “Denver JOA”), which publishes The Denver Post and the Rocky Mountain News, under the terms of a JOA agreement. DNA is the managing entity of the JOA agreement between The Denver Post Corporation and E.W. Scripps Company (owner of the Rocky Mountain News). Under the terms of the JOA agreement, DNA is responsible for performing all the business functions of The Denver Post and the Rocky Mountain News, including advertising and circulation sales, production and distribution. News and editorial costs related to The Denver Post are incurred outside of the Denver JOA and are the sole responsibility of the Company. Conversely, E.W. Scripps Company is solely responsible for the news and editorial costs of the Rocky Mountain News. In addition to the Company’s proportionate share of income from DNA, the editorial costs, miscellaneous revenues outside of the JOA, depreciation of editorial assets owned outside of the JOA, and other direct costs of The Denver Post are included in the line item “Income from Unconsolidated JOAs.”

     The Company, through its wholly-owned subsidiary, Kearns-Tribune, LLC, owns the masthead of The Salt Lake Tribune and a 50% ownership interest in the Newspaper Agency Corporation (the “Salt Lake City JOA”). The Salt Lake City JOA is the managing entity of the JOA agreement between Kearns-Tribune, LLC and the Deseret News Publishing Company (owner of the Deseret Morning News). Under the terms of this JOA agreement, the Salt Lake City JOA is responsible for performing all the business functions of The Salt Lake Tribune and the Deseret Morning News, including advertising and circulation sales, production and distribution; however, the Salt Lake City JOA does not own any of the fixed assets used in its operations. Instead, each partner owns the fixed assets used in the operations of the Salt Lake City JOA as tenants in common, outside of the JOA agreement. Therefore, the related depreciation expense is also recorded outside of the JOA. News and editorial costs related to The Salt Lake Tribune are incurred outside of the Salt Lake City JOA and are the sole responsibility of Kearns-Tribune, LLC. Conversely, Deseret News Publishing Company is solely responsible for the news and editorial costs of the Deseret Morning News. While Kearns-Tribune, LLC owns 50% of the Salt Lake City JOA, net income of the Salt Lake City JOA is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company principally because The Salt Lake Tribune has greater circulation than the Deseret Morning News and, therefore, is responsible for a greater portion of the operating cash flows generated by the Salt Lake City JOA. The Company records its proportionate share of the results of the Salt Lake City JOA along with the operations of Kearns-Tribune, LLC, consisting principally of editorial costs, miscellaneous revenues outside of the JOA, amortization of intangibles, depreciation of fixed assets, and other direct costs of The Salt Lake Tribune, in the line item “Income from Unconsolidated JOAs.”

     Prior to May 7, 2004, the Company, through its wholly-owned subsidiary, Charleston Publishing Company, owned the masthead of the Charleston Daily Mail and a 50% interest in Charleston Newspapers (the “Charleston JOA”), which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening) six days a week and the Sunday Gazette-Mail, under the terms of a JOA agreement. The managerial responsibility for the news and editorial functions are completely separate from the JOA; accordingly, the Company was responsible for the news and editorial content of the Charleston Daily Mail. However, related editorial expenses were incurred and paid within the Charleston JOA. As a result, all editorial expenses of the three Charleston JOA publications were included in the Company’s proportionate share of income from Charleston Newspapers, which is included in Income from Unconsolidated JOAs. Amortization of intangibles and other direct costs associated with the JOA incurred by Charleston Publishing Company were also included in Income from

Unconsolidated JOAs. On May 7, 2004, the Company restructured its ownership interest in the Charleston JOA. In exchange for $55.0 million in cash (less a net adjustment of approximately $3.5 million for 50% of Charleston Newspapers’ working capital, long-term employee benefit liabilities and long-term debt) and a limited partnership interest in a newly formed entity (Charleston Newspapers Holdings, L.P.), the Company contributed its general partnership interest in Charleston Newspapers and the masthead of the Charleston Daily Mail to Charleston Newspapers Holdings, L.P. In addition, in conjunction with the restructuring, the Company agreed to continue to be responsible for the news and editorial content of the Charleston Daily Mail. Under its agreement with Charleston Newspapers Holdings, L.P., the Company will be reimbursed for the cost of providing the news and editorial content of the Charleston Daily Mail and will be paid a management fee. The Company’s limited partnership interest does not entitle the Company to any share of the profits or losses of the limited partnership. As a result of the restructuring transaction, the Company recorded a pre-tax gain of approximately $8.0 million in its fourth quarter of fiscal year 2004 and wrote off $10.6 million of net intangible assets.

     Prior to May 1, 2004, the Company, through its wholly-owned subsidiary, York Newspapers, Inc. (“YNI”), owned the masthead of The York Dispatch, a daily evening newspaper, as well as a 57.5% interest in The York Newspaper Company (the York JOA). York Daily Record, Inc. (“YDR”) owned the remaining 42.5% in the York JOA and the masthead of the York Daily Record. Under the terms of the York JOA agreement, the York JOA was responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration, of The York Dispatch, the York Daily Record, a daily morning newspaper, and the York Sunday News. Because YNI had the controlling interest and was the controlling partner of the York JOA, the operations of the JOA were consolidated with those of the Company, with a minority interest reflected for YDR’s interest in the York JOA. Prior to May 1, 2004, the operating results of the York JOA did not include the editorial costs associated with the publication of the York Daily Record since the Company did not own the newspaper and the costs were incurred outside of the JOA. Effective April 30, 2004, the Company restructured its interest in the York JOA through the exercise of its call option to acquire the remaining 42.5% interest in The York Newspaper Company and the masthead of the York Daily Record for approximately $38.3 million. As a result of the option exercise and the restructuring of the York JOA, the Company became responsible for the news and editorial content of the York Daily Record and an affiliate of YDR became responsible for providing the news and editorial content for The York Dispatch. However, the Company still owns the masthead and all other tangible and intangible assets of The York Dispatch. Under the restructured JOA, the Company is entitled to all of the profits and losses of the York JOA and reimburses the affiliate of the former partner for the cost of providing editorial and news content in The York Dispatch plus a management fee of $240,000 per year. The transaction was accounted for under the purchase method of accounting. Approximately $4.6 million of the $38.3 million transaction price was attributable to purchasing the remaining minority interest in The York Newspaper Company, $5.3 million was attributable to identifiable intangible assets ($3.2 million of which was related to the York Daily Record masthead; the remainder was associated with subscriber and advertiser lists) and $28.4 million was recorded as goodwill.

     The following tables present the summarized results for the fiscal years ended June 30, 2004, 2003 and 2002 of the Company’s unconsolidated JOAs, along with related balance sheet data at June 30, 2004 and 2003, on a combined basis. The Salt Lake City JOA data has been presented separately because, as of June 30, 2004, it is a significant investee of the Company as determined in accordance with Rule 3-09 of Regulation S-X. The Salt Lake City JOA and Other Unconsolidated JOA information (which includes the Denver JOA for all periods presented and the Charleston JOA through May 7, 2004), is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The editorial costs, miscellaneous revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail are included in the line “Associated Revenues and Expenses.” The 20% minority interest associated with The Denver Post has not been reflected in the following tables.

	Year Ended June 30, 2004
				Total Income
		Other	Associated	from
	Salt Lake	Unconsolidated	Revenues and	Unconsolidated
	City JOA	JOAs	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$139,673	$459,102	$560

Cost of sales	31,650	145,895	32,911
Selling, general and administrative	53,482	212,446	10,001
Depreciation and amortization	—	21,630	4,396
Other	214	4,103	249

Total costs and expenses	85,346	384,074	47,557

Net income (loss)	54,327	75,028	(46,997)
Partners’ share of income from unconsolidated JOAs	(22,637)	(37,514)	—

Income from unconsolidated JOAs	$31,690	$37,514	$(46,997)	$22,207

	June 30, 2004		June 30, 2003
		Other		Other
	Salt Lake	Unconsolidated	Salt Lake City	Unconsolidated
	City JOA	JOAs	JOA	JOAs
	(Dollars in thousands)
Balance Sheet Data:
Current assets	$18,021	$67,602	$15,060	$85,047
Non-current assets	20,240	175,452	18,970	194,489
Current liabilities	22,464	42,710	20,697	47,900
Non-current liabilities	7,017	13,677	3,638	22,950

	Year Ended June 30, 2003
				Total Income
		Other	Associated	from
	Salt Lake	Unconsolidated	Revenues and	Unconsolidated
	City JOA	JOAs	Expenses	JOAs
		(Dollars in thousands)
Income Statement Data:
Total revenues	$128,636	$458,068	$690

Cost of sales	29,620	151,926	31,523
Selling, general and administrative	46,672	207,914	8,393
Depreciation and amortization	—	23,361	4,132
Other	65	196	53
Gain on sale of assets	—	(1,715)	—

Total costs and expenses	76,357	381,682	44,101

Net income (loss)	52,279	76,386	(43,411)
Partners’ share of income from unconsolidated JOAs	(21,834)	(38,193)	—

Income from unconsolidated JOAs	$30,445	$38,193	$(43,411)	$25,227

	Year Ended June 30, 2002
				Total Income
		Other	Associated	from
	Salt Lake	Unconsolidated	Revenues and	Unconsolidated
	City JOA	JOAs	Expenses	JOAs
		(Dollars in thousands)
Income Statement Data:
Total revenues	$127,743	$447,358	$974

Cost of sales	32,055	169,144	30,765
Selling, general and administrative	43,317	196,536	5,576
Depreciation and amortization	—	26,994	4,253
Other	—	11,790	3,591

Total costs and expenses	75,372	404,464	44,185

Net income (loss)	52,371	42,894	(43,211)
Partners’ share of income from unconsolidated JOAs	(21,837)	(21,447)	—

Income from unconsolidated JOAs	$30,534	$21,447	$(43,211)	$8,770

Note 4: Investment in California Newspapers Partnership

     On March 31, 1999, through its wholly-owned subsidiary, West Coast MediaNews LLC, the Company formed the California Newspapers Partnership (“CNP”) with Stephens Media Group (“SMG”), previously known as Donrey Newspapers LLC, and The Sun Company of San Bernardino California (“Gannett”). MediaNews, SMG and Gannett’s interests in the California Newspapers Partnership are 54.23%, 26.28% and 19.49%, respectively. The Company is the controlling partner and, therefore, the operations of the partnership are consolidated with those of the Company with minority interest reflected for SMG’s and Gannett’s interests in the partnership.

     At the formation of CNP, the Company also contributed long-term debt with a remaining balance of $6.6 million to the partnership. However, in accordance with the partnership agreement, the Company remains liable for the contributed debt. All principal and interest payments associated with this debt are charged to the MediaNews capital account of CNP as a distribution. Approximately $1.0 million, $2.1 million and $2.3 million of principal and interest payments were made in fiscal years 2004, 2003 and 2002, respectively, by CNP on behalf of the Company.

     The California Newspapers Partnership is governed by a management committee. The management committee consists of seven members. MediaNews is entitled to appoint four of the members on the management committee, SMG is entitled to appoint two, and Gannett is entitled to appoint one. Decisions of the management committee are by majority vote, except that unanimous votes are required for certain actions, including asset transfers or sales, asset acquisitions, incurrence of debt and certain material changes in the partnership business.

     The California Newspapers Partnership agreement also contains transfer of interests restrictions. None of the partners were able to transfer their interests before January 1, 2004, and after that date, transfers may be made only subject to the “right of first offer” of the remaining partners to effect the purchase of the transferring partner’s interest. In addition, where no partner exercises its right of first offer, any sale of a partner’s interest must include the right for the remaining partners to “tag-along” and sell their interests to the third-party buyer at the same price. After January 1, 2005, MediaNews has the right to require the other partners to sell their interests to any third party to which MediaNews sells its interest.

     SMG has a separate right to require CNP to purchase its interest in the partnership at fair market value anytime after January 1, 2005. Upon notification of the exercise of this right and obtaining a valuation of the partnership interest, CNP has two years to complete the purchase.

     The minority interest liability reflects the fair market value of the net assets at the time they were contributed to the California Newspapers Partnership by SMG and Gannett, plus the minority partners’ share of earnings, net of distributions since inception. CNP made cash distributions to the Company in the amount of $34.5 million, $35.3 million and $41.7 million in fiscal years 2004, 2003 and 2002, respectively.

Note 5: Acquisitions, Dispositions and Other Transactions

Acquisitions

Fiscal Year 2004

     In May 2004, the Company restructured its interest in the York JOA and acquired the masthead and the other identifiable intangible assets of the York Daily Record as discussed in Note 3: Joint Operating Agencies.

     In January 2004, the Company purchased two weekly newspapers; the Grunion Gazette and Downtown Gazette, both published in Long Beach, California for $9.0 million. The Company also owns and operates the Press-Telegram, a daily newspaper published in Long Beach. The purchase was not material to the Company’s financial position or results of operations.

Fiscal Year 2003

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

     Effective October 1, 2002, CNP acquired substantially all of the operating assets used in the publication of the Original Apartment Magazine, a free distribution apartment rental magazine. The Original Apartment Magazine is published every two weeks in three different zones: Los Angeles/San Fernando, Orange County, and the Inland Empire and had monthly distribution of approximately 296,000 copies at the date of acquisition. The purchase price was $10.0 million, plus an additional earnout of up to $6.0 million dependent on future operating performance. Contributions from the partners in CNP were used to fund the acquisition. The Company’s cash portion of the acquisition was $5.4 million and was funded with borrowings under the Company’s bank credit facility. Approximately $0.3 million of the purchase price was attributable to tangible assets (primarily fixed assets), $3.5 million was attributable to identifiable intangible assets ($1.0 million, mastheads; $2.3 million, subscriber lists; $0.2 million, covenants not to compete) and $6.2 million was recorded as goodwill. The Original Apartment Magazine is operated in conjunction with the Los Angeles Newspaper Group. Effective September 30, 2003, the seller earned $2.3 million of the potential earnout which was paid in November 2003. The $2.3 million earnout payment made in fiscal year 2004 has been recorded as an adjustment to goodwill. An earnout potential of $3.0 million remains at June 30, 2004 of which the Company believes $2.5 million will be earned and paid out in fiscal year 2005.

     Effective October 1, 2002, CNP acquired substantially all of the operating assets used in the publication of The Reporter, a morning daily newspaper and Valu-Pack, a total market coverage product, both published in Vacaville, California. At the date of purchase, the newspaper had daily and Sunday paid circulation of approximately 18,000 and 20,000, respectively. The purchase price of $30.9 million included $30.0 million of cash and estimated transaction costs, net of working capital, plus future payments under a covenant not to compete with a discounted value of $0.9 million. Contributions from the partners in CNP were used to fund the acquisition. The Company’s cash portion of the acquisition was $16.3 million and was funded with borrowings under the Company’s bank credit facility. Approximately $3.5 million of the purchase price was attributable to tangible assets (primarily fixed assets), $6.8 million was attributable to identifiable intangible assets ($0.8 million, mastheads; $5.1 million, subscriber lists; $0.9 million, covenants not to compete) and $20.6 million was recorded as goodwill. Vacaville is in close proximity to the Company’s newspaper operations in Vallejo and the Alameda Newspapers Group, in California.

Fiscal Year 2002

     There were no significant acquisitions in fiscal year 2002.

Dispositions

Fiscal Year 2004

     In May 2004, MediaNews restructured its interests in the Charleston JOA as discussed in Note 3: Joint Operating Agencies.

Fiscal Years 2003 and 2002

     There were no dispositions in fiscal years 2003 and 2002.

Other Transactions

Fiscal Year 2004

     The Company’s subsidiary, Alaska Broadcasting Company (or “ABC”), owns the license rights to KTVA, an Anchorage, Alaska affiliate of CBS. ABC participates, and is the manager, in a Joint Sales Agreement (or “JSA”) with KTBY, an affiliate of Fox Broadcasting, owned by Piedmont Television Holdings LLC (or “Piedmont”). By the terms of the JSA and a shared services agreement, ABC performs certain production, sales and administrative functions of both stations. Responsibility for programming at the individual stations is separate and remains with the respective licensees.

     In September 2003, the Company entered into an agreement to purchase the KTBY license and all the operating assets of KTBY from Piedmont for $4.5 million and as of June 30, 2004 has paid $1.0 million of the purchase price into an escrow account. The purchase of the KTBY license is subject to FCC (Federal Communications Commission) approval. No FCC approval has been received for the transaction, nor does it appear that approval will be obtained prior to September 30, 2004 when the JSA and purchase agreements becomes terminable by Piedmont. Upon the termination of the purchase agreement, the $1.0 million in escrow will be forfeited to Piedmont.

     Piedmont has informed the Company that they do not intend to extend the JSA and that they intend to take over KTBY upon termination of the purchase agreement. The Company has the right to make an additional $250,000 escrow payment to extend the JSA and purchase agreement to December 31, 2004. The Company has elected not to make the additional escrow payment to extend the purchase agreement because it is unlikely that FCC authorization for the transaction can be obtained during the three-month extension. Because it is probable that the escrow deposit will be forfeited, it was written-off along with $0.1 million of other prepaid acquisition costs as of June 30, 2004. The impact of unwinding the JSA is not expected to have a material impact on the carrying value of the assets and liabilities of ABC; accordingly no adjustments have been made to these balances in the June 30, 2004 financial statements.

Fiscal Year 2003

     Effective March 3, 2003, MediaNews and Gannett Co., Inc. (“Gannett”) formed the Texas-New Mexico Newspapers Partnership. MediaNews contributed substantially all the assets and operating liabilities of the Las Cruces Sun-News, The Daily Times (Farmington), Carlsbad Current-Argus, Alamogordo Daily News, and The Deming Highlight, as well as all the weekly and other publications published by these daily newspapers, in exchange for a 33.8% interest in the Texas-New Mexico Newspapers Partnership. Gannett contributed the El Paso Times, located in El Paso, Texas, in exchange for its 66.2% controlling partnership interest. As a result, effective March 3, 2003, MediaNews no longer consolidates the operations of the entities it contributed to the partnership and began accounting for its share of the operations of the Texas-New Mexico Newspapers Partnership under the equity method of accounting. The formation of the partnership was a non-monetary transaction. The Company’s contribution to the Texas-New Mexico Newspapers Partnership was treated as two separate, but simultaneous events: (1) a sale, whereby for accounting purposes, the Company sold to Gannett a 66.2% interest in its New Mexico properties, resulting in the Company recording a non-monetary gain of approximately $27.4 million in fiscal year 2003 (pursuant to EITF 01-2, Interpretations of APB Opinion No. 29), and (2) the acquisition of a 33.8% interest in the partnership. Except for the non-monetary recognized gain, the formation of the Texas-New Mexico Newspapers Partnership did not have a significant impact on the Company’s results.

Fiscal Year 2002

     There were no other significant transactions in fiscal year 2002.

Note 6: Long-Term Debt

     Long-term debt consisted of the following:

		June 30,
		2004	2003
		(Dollars in thousands)
New Bank Credit Facility (Revolving Portion)	(I)	$—	$—
New Bank Term Loan B	(I)	248,750	—
Bank Term Loans (A and B)	(II)	—	247,000
Bank Credit Facility (Revolving Portion)	(III)	—	129,900
Various Notes, payable through 2013	(IV)	27,303	15,678
8.75% Senior Subordinated Notes, due 2009	(V)	—	300,180
8.625% Senior Subordinated Notes, due 2011	(VI)	199,388	199,327
6.875% Senior Subordinated Notes, due 2013	(VII)	297,513	—
6.375% Senior Subordinated Notes, due 2014	(VIII)	148,680	—
York Newspaper Company’s Debt	(IX)	—	5,455

		921,634	897,540
Less current portion of long-term debt		(5,083)	(2,990)

		$916,551	$894,550

I.	On December 30, 2003, the Company refinanced its bank credit facility. The new bank credit facility provides for borrowings of up to $600.0 million, consisting of a $350.0 million revolving credit facility and a $250.0 million term loan “B” facility (See Note 15: Subsequent Events regarding the amendment and restatement of the December 30, 2003 Credit Agreement which refinanced term loan “B”). The final maturity of the revolving credit facility is December 30, 2009, and the final maturity of the term loan “B” facility was December 30, 2010. Prior to the maturity date of the revolving facility, borrowings under the revolving facility are permitted to be borrowed, repaid and reborrowed without premium or penalty (other than customary breakage costs). Amounts repaid under the term loan “B” facility were not available for reborrowing. The new bank credit facility is guaranteed by the Company’s subsidiaries (with certain exceptions) and secured by first priority liens and security interests in all of the capital stock (or other ownership interests) of each of the Company’s and the guarantors’ subsidiaries (with certain exceptions) and its interest in the Texas-New Mexico Partnership. The Company has agreed to pledge its interest in the Denver JOA to secure the new bank credit facility (subject to certain limitations). The new bank credit facility contains a number of covenants that, among other things, restrict the Company’s ability and its subsidiaries’ ability to dispose of assets, incur additional indebtedness, pay dividends or make capital contributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. In addition, the new bank credit facility requires compliance with certain financial ratios, including a maximum consolidated debt to consolidated operating cash flow ratio, a maximum consolidated senior debt to consolidated operating cash flow ratio and a minimum consolidated operating cash flow to consolidated fixed charges ratio. At June 30, 2004, the Company was in compliance with all such covenants. Borrowings under the new bank credit facility bear interest at rates based upon, at the Company’s option, either 1) the base rate (the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) Bank of America’s prime rate) or 2) Eurodollar rate plus a spread based on the Company’s leverage ratio. On the revolver portion of the new bank credit facility, Eurodollar borrowing margins vary from 1.125% to 2.00% and base rate borrowing margins vary from 0.125% to 1.00%. On the term loan “B” facility, Eurodollar borrowing margins varied from 1.75% to 2.00% and base rate borrowing margins varied from 0.75% to 1.00%. At June 30, 2004, borrowing margins on the revolver portion of the new bank credit facility were set at 1.75% and 0.75% for the Eurodollar and base rate borrowings, respectively; borrowing margins on the term loan “B” facility were set at 2.00% and 1.00%, respectively, for the Eurodollar and base rate borrowings. In addition to interest, the Company pays an annual commitment fee of 0.25% to 0.375% on the unused portion of the commitment based on the Company’s leverage ratio. The annual commitment fee is currently set at 0.375%. The Company incurred debt issuance costs of $3.8 million related to the $600.0 million new bank credit facility. These debt issuance costs have been capitalized as a deferred charge, and are being amortized on a straight-line basis over the term of the new bank credit facility as a component of amortization expense.

II.	On December 30, 2003, the Company refinanced its former bank term loans “A” and “B” with its new bank credit facility described in I. above. The following describes the significant terms and conditions of term loans “A” and “B” prior to the refinancing.

Borrowings under the former bank credit facility bore interest at rates based upon, at the Company’s option, Eurodollar or prime rates plus a spread based on the Company’s leverage ratio. Prime borrowing margins varied from 1.125% to 0.25% and Eurodollar borrowing margins varied from 2.375% to 1.125%.

III.	On December 30, 2003, the Company refinanced its former bank credit facility with its new bank credit facility described in I. above. The following describes the significant terms and conditions of the revolving portion of the former bank credit facility prior to the refinancing.

Interest on borrowings under the bank credit facility was based upon, at the Company’s option, Eurodollar or prime rates plus a spread based on the Company’s leverage ratio. Prime borrowing margins varied from 1.125% to 0.25% and Eurodollar borrowing margins varied from 2.375% to 1.125%. In addition to interest, the Company paid an annual commitment fee of 0.5% to 0.25% on the unused portion of the commitment based on the Company’s leverage ratio.

IV.	In connection with various acquisitions, the Company’s subsidiaries have issued notes payable to prior owners and assumed certain debt obligations. The notes payable and other debt obligations bear interest at rates ranging from 0.0% to 10%. The notes bearing interest at below market rates have been discounted at rates ranging from 8.0% to 12.0%, which reflects the prevailing rate at the date of acquisition. The majority of these notes and other debt obligations are unsecured obligations of the Company.

V.	In the second quarter of fiscal year 2004, the Company repurchased and redeemed all of its outstanding $300.0 million 8.75% Senior Subordinated Notes (or “8.75% Notes”) with the net proceeds from the sale of the $300.0 million, 6.875% Senior Subordinated Notes due 2013 (see VII) and other available funds. The Company paid $9.5 million in premiums and related costs associated with the redemption of the 8.75% Notes. These premiums, net of unamortized original issue premiums, are included in “other (income) expense, net.”

VI.	In March 1999, Garden State, the predecessor issuer of MediaNews Group, Inc., issued $200.0 million of 8.625% Senior Subordinated Notes due 2011, or “8.625% Notes.” Interest accruing on the 8.625% Notes is payable semi-annually, in arrears on January 1 and July 1. On July 1, 2004, the Company repurchased all of the outstanding borrowings under the 8.625% Notes using the net proceeds of its 6.375% Notes, together with cash on hand and borrowings under the new bank credit facility. The Company paid $9.2 million in premiums and related costs associated with the redemption of the 8.625% Notes which will be charged to “other (income) expense, net” in the first quarter of fiscal year 2005.

VII.	On November 25, 2003, the Company completed the sale of $300.0 million of its 6.875% Senior Subordinated Notes due 2013 (or “6.875% Notes”) in a private placement. The 6.875% Notes —issued in the private placement were subsequently exchanged for Notes having identical terms through an exchange offer registered with the Securities and Exchange Commission. The Company applied the net proceeds of $291.5 million from the sale of the 6.875% Notes and other available funds to repurchase all of its outstanding $300.0 million 8.75% Notes described in V.

above. Proceeds from the sale of the 6.875% Notes were reduced by an original issue discount of $2.6 million and debt issuance costs of $6.0 million. The Company has reduced the principal amount of the 6.875% Notes by the amount of the original issue discount and is amortizing the discount as a component of interest expense using the effective interest method. The debt issuance costs have been capitalized as a deferred charge, and are being amortized on a straight-line basis over the term of the 6.875% Notes as a component of amortization expense. The indebtedness evidenced by the 6.875% Notes is subordinated and junior in right of payment to obligations under the new bank credit facility and related term loans (on August 30, 2004, the amended and restated credit facility, term loan “B” was refinanced with term loans “A” and “C” – See Note 15: Subsequent Events). No principal payments are required on the 6.875% Notes until October 1, 2013, at which time all outstanding principal and interest is due and payable. Semi-annual interest payments are due and payable on October 1 and April 1 of each year. The 6.875% Notes are general unsecured obligations of the Company ranking equal in right of payment with the existing 8.625% Notes (until the July 1, 2004 repurchase) and the 6.375% Notes described in VI and VIII.

VIII.	On January 26, 2004, the Company completed the sale of $150.0 million of its 6.375% Senior Subordinated Notes due 2014 (or “6.375% Notes”) in a private placement. The 6.375% Notes issued in the private placement were subsequently exchanged for Notes having identical terms through an exchange offer registered with the Securities and Exchange Commission. The Company ultimately used the proceeds of the sale of $146.9 million, together with cash on hand and borrowings under the new bank credit facility to repurchase all of its outstanding $200.0 million 8.625% Notes on July 1, 2004. However, prior to the repurchase of the 8.625% Notes, proceeds were used to pay down all amounts outstanding on the revolver portion of the Company’s bank credit facility. Proceeds from the sale of the 6.375% Notes were reduced by an original issue discount of $1.4 million and debt issuance costs of $1.8 million. The principal amount of the 6.375% Notes has been reduced by the amount of the original issuance discount, which is being amortized as a component of interest expense using the effective interest method. The debt issuance costs have been capitalized as a deferred charge and are being amortized on a straight-line basis over the term of the 6.375% Notes as a component of amortization expense. The indebtedness evidenced by the 6.375% Notes is subordinated and junior in right of payment to obligations under the new bank credit facility and related term loans (on August 30, 2004, the amended and restated credit facility, term loan “B” was refinanced with term loans “A” and “C” – See Note 15: Subsequent Events). No principal payments are required until April 1, 2014, at which time all outstanding principal and interest is due and payable. Semi-annual interest payments are due and payable on January 1 and July 1 of each year. The 6.375% Notes are general unsecured obligations of the Company ranking equal in right of payment with the 8.625% Notes (until the July 1, 2004 repurchase) and the 6.875% Notes.

IX.	In conjunction with the Company’s restructuring of the York JOA and acquiring the 42.5% of the York JOA it did not own, the Company paid in full the outstanding revolving credit note and term bank loan, as well as the outstanding promissory note of The York Newspaper Company.

          Maturities of long-term debt for the next five fiscal years and thereafter beginning with the fiscal year ended June 30, 2005 are shown below (in thousands).

As of
June 30, 2004
2005	$5,083
2006	4,676
2007	4,727
2008	4,523
2009	4,376
Thereafter	898,249

$921,634

     The above table does not reflect the August 30, 2004 amendment and restatement of the December 30, 2003 Credit Agreement. The change in maturities resulting from the August 30, 2004 amendment does not materially affect the maturity schedule above (see Note 15: Subsequent Events).

     Interest paid during the fiscal years ended June 30, 2004, 2003, and 2002 was approximately $52.7 million, $64.8 million, and $75.6 million, respectively. An immaterial amount of interest was capitalized during the fiscal years 2004 and 2003, and no interest was capitalized during fiscal year 2002.

     Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company and its subsidiaries totaling approximately $8.6 million as of June 30, 2004.

     The fair market value of the 8.625% Notes, 6.875% Notes and 6.375% Notes at June 30, 2004 was approximately $208.6 million, $284.3 million and $135.8 million, respectively. The carrying value of the Company’s bank debt, which has interest rates tied to prime or the Eurodollar, approximates its fair value. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price net of remaining original issue discounts, if applicable.

     At times, the Company has entered into interest rate swap agreements to reduce its exposure to the uncertainty of short-term interest rate fluctuations associated with its outstanding bank debt. Most recently, the Company had entered into swap agreements that swapped fixed-rate interest payments for variable interest rate payments based on current pricing. The Company entered into these swaps to mitigate the effects of a protracted and slow economic recovery and to take advantage of the current low interest rates available under a variable rate instrument. As of June 30, 2004, the Company has no outstanding interest rate swap agreements. However, during fiscal years 2004, 2003, and 2002 net settlements of the interest rate swap agreements were recorded as adjustments to interest expense. These fixed to variable interest rate swaps did not qualify for hedge accounting, and therefore, changes in their fair value were recognized in other (income) expense, net in the period of change. As a result of marking these derivative instruments to market, a loss of $3.0 million and a gain of approximately $1.2 million and $3.0 million was recognized in other (income) expense, net for the years ended June 30, 2004, 2003 and 2002, respectively. The net cash settlements of the Company’s interest rate swap agreements had the effect of decreasing interest expense by $3.0 million and $2.6 million for the years ended June 30, 2004 and 2003, as compared to the year ended June 30, 2002 when the Company’s interest rate swap agreements had the effect of increasing interest expense by $2.4 million.

Note 7: Leases

     The California Newspapers Partnership leases assets under capital leases. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets at June 30, as follows:

	2004	2003
	(Dollars in thousands)
Building and equipment	$6,950	$6,950

Accumulated amortization	(3,471)	(3,237)

Assets under capital leases, net	$3,479	$3,713

     Amortization on capital lease assets is included with depreciation expense in the accompanying financial statements.

     The Company and its subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $6.1 million, $5.2 million and $4.5 million for the fiscal years ended June 30, 2004, 2003, and 2002, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows at June 30, 2004:

	Capital	Operating
	Leases	Leases
	(Dollars in thousands)
2005	$937	$5,655
2006	933	4,409
2007	931	3,644
2008	931	3,079
2009	931	2,355
Thereafter	9,309	415

Total minimum lease payments	13,972	$19,557

Less amount representing interest	(7,139)

Present value of net future lease payments	$6,833

     On July 1, 2004, the Company entered into a significant operating lease commitment related to the offices of The Salt Lake Tribune, for which the future minimum lease payments are as follows: Fiscal years 2006 through 2009 — $0.3 million each year and thereafter — $6.5 million. These amounts are not included in the above future minimum operating lease payments.

Note 8: Employee Benefit Plans

Pension and Post-Retirement Plans

     In conjunction with the fiscal year 1998 acquisitions of The Sun in Lowell, Massachusetts and the Daily News in Los Angeles, California, the Company assumed non-contributory defined benefit pension plans, which covered substantially all the employees at the acquired newspapers. Shortly after the acquisition of Daily News, the Company elected to freeze the plan assumed in conjunction with that acquisition. Accordingly, all current service cost under that plan has been terminated. Participants in the plan assumed in conjunction with the acquisition of The Sun continue to accrue benefits associated with current services, based on years of service and estimated compensation prior to retirement. In December 1997, the Company combined The Sun’s pension plan with the frozen pension plan of its subsidiary, New England Newspapers, Inc.

     The Denver Post sponsors two non-contributory defined benefit pension plans, which cover substantially all its current employees. Both plans provide benefits based on employees’ years of service and compensation during the years immediately preceding retirement. The Denver Post also sponsors post-retirement health care and life insurance plans that provide certain union employees and their spouses with varying amounts of subsidized medical coverage upon retirement and, in some instances, continued life insurance benefits until age 65, if the employee retires prior to age 65. Due to the formation of DNA on January 23, 2001, obligations related to the employees of The Denver Post who became employees of DNA were transferred to DNA’s pension plans along with an amount of net pension asset actuarially determined to fund the obligation. The Denver Post editorial employees, terminated vested employees and retired employees will continue to be covered by the two non-contributory plans sponsored by The Denver Post as discussed above. The transfer of obligations and related assets occurred during fiscal years 2002 and 2001.

     The Company’s funding policy for all plans is to make at least the minimum annual contributions required by the Employee Retirement Income Security Act of 1974.

     Effective December 31, 2003, the New England Newspapers, Inc., Daily News and one of The Denver Post plans were merged into one plan: the MediaNews Plan. The Denver Post Guild (union) pension plan remains as a separate plan and a nonqualified pension plan was also created as a result of the plan merger.

     In March 2003, the Company assumed obligations associated with a post-retirement health care plan that provides certain former Kearns-Tribune, LLC employees with subsidized medical coverage upon retirement in return for a $1.6 million payment from the former owner of Kearns-Tribune, LLC.

     Effective July 1, 2003, the Company adopted an executive retiree medical benefit plan, which provides for full health care coverage during the retirement for the eligible participants (corporate officers). There are minimum age and years of service criteria for eligibility for benefits under this plan.

     The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the Company’s pension and other defined benefit plans, as of June 30, 2004 and 2003. The tables also provide the components of net periodic pension cost associated with those plans for fiscal years ended 2004 and 2003.

	Pension Plans		Other Benefits
	2004	2003	2004	2003
		(Dollars in thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$93,832	$83,429	$5,561	$2,951
Service Cost	1,143	947	331	—
Interest Cost	5,688	5,912	326	211
Amendments	64	—	—	—
Actuarial Loss (Gain)	3,335	9,169	(216)	1,333
Assumption of Kearns-Tribune Post-Retirement Health Plan	—	—	—	1,526
Benefits Paid	(5,874)	(5,625)	(507)	(460)

Benefit Obligation at End of Year	$98,188	$93,832	$5,495	$5,561

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$77,944	$81,755	$—	$—
Actual Return on Plan Assets	8,539	1,754	—	—
Company Contributions	778	60	507	460
Benefits Paid	(5,874)	(5,625)	(507)	(460)

Fair Value of Plan Assets at End of Year	$81,387	$77,944	$—	$—

Reconciliation of Funded Status
Funded Status	$(16,801)	$(15,888)	$(5,495)	$(5,561)
Unrecognized Net Loss	37,674	37,442	1,117	1,426
Unrecognized Prior Service Cost	4,376	4,774	—	(2)

Net Prepaid (Accrued) Cost	$25,249	$26,328	$(4,378)	$(4,137)

Assumptions as of June 30
Discount Rate	6.25%	6.25%	6.25%	6.25%
Expected Return on Plan Assets	8.0%	9.0%	—	—
Rate of Compensation Increase	3.0%	3.0%	—	—
Components of Net Periodic Cost
Service Cost	$1,143	$947	$331	$—
Interest Cost	5,688	5,912	326	211
Expected Return on Plan Assets	(7,041)	(7,734)	—	—
Amortization of Deferral	462	458	(2)	(2)
Recognized Net Actuarial Gain	1,608	508	93	—

Net Periodic Cost	$1,860	$91	$748	$209

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid Benefit Cost	$13,979	$24,890	$—	$—
Accrued Benefit Cost	(16,356)	(21,270)	(4,378)	(4,137)
Intangible Asset	659	442	—	—
Accumulated Other Comprehensive Loss(1)	26,967	22,266	—	—

Net Prepaid (Accrued) Cost	$25,249	$26,328	$(4,378)	$(4,137)

Separate Disclosure for Pension Plans with Accumulated Benefit Obligation and Projected Benefit Obligation in Excess of Plan Assets
Projected Benefit Obligation	$70,733	$55,002	N/A	N/A
Accumulated Benefit Obligation	$69,451	$54,652	N/A	N/A
Fair Value of Plan Assets	$53,094	$38,302	N/A	N/A

(1)	The Company’s share of minimum pension liability at DNA (which is unconsolidated) is included as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheet; however, because the Company does not consolidate the related pension plan, the obligation has been excluded from the table. Also, accumulated other comprehensive loss as shown here differs from the accumulated other comprehensive loss as reflected in the consolidated balance sheet and consolidated statements of changes in shareholder’s equity as the consolidated statements reflect the minimum pension liability net of tax.

     The Company’s estimates of payments to beneficiaries of its pension plans and other benefits are as follows for each fiscal year ended June 30 (in thousands):

2005	$6,600
2006	6,680
2007	6,800
2008	6,900
2009	6,980
2010 – 2014	35,270

     The Company’s pension plan allocations at June 30, 2004 and 2003 were as follows:

		Plan Assets
	Target
	Allocations	Years Ended June 30,
	2005	2004	2003
Asset Category:
Equity securities	70.0%	62.9%	57.4%
Debt securities	20.0	35.2	40.0
Other	10.0	1.9	2.6

Total	100.0%	100.0%	100.0%

     The Company’s investment policy is to maximize the total rate of return on plan assets to meet the long-term funding obligations of the plan. Plan assets are invested using a combination of active management and passive investment strategies. Risk is controlled through diversification among multiple asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset level by assigning return targets and evaluating performance against these targets. U.S. equity securities include common stocks of large, medium, and small companies which are predominately U.S. based. Fixed-income securities primarily include securities issued or guaranteed by the U.S. government, mortgage-backed securities and corporate debt obligations.

     The assumptions used in determining the Company’s pension and postretirement benefit obligation can differ from the actual results. As a result of these differences, as well as other external economic factors, the assumptions used are periodically revised and updated. The differences between actual and assumed experience, and the related changes in assumptions, give rise to actuarial gains and losses in the preceding table, which are recognized over the expected service period of active participants. The majority of the current year differences are related to the expected versus actual return on plan assets, which increased the minimum pension liability that is reflected in other comprehensive income. The discount rate used to determine the Company’s future pension obligations is based upon an index of securities with various maturities rated Aa or better as of the respective measurement dates. The increase in compensation levels assumption is based on actual past experience and near-term outlook. The expected long-term rate of return on plan assets is based upon the weighted average expected rate of return and capital market forecasts for each asset class employed.

     The Company expects to contribute approximately $2.0 million to $3.0 million to its defined benefit pension plans in fiscal year 2005.

     Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$97,000	$85,000
Effect on postretirement benefit obligation	$417,000	$365,000

     The July 1, 2004 assumed trend rate for the increases in health care costs for its post-retirement plans was 10% trending down over five years to an ultimate rate of 5%. The Company’s policy is to fund the cost of providing postretirement health care and life insurance benefits when they are entitled to be received.

Deferred Compensation Plan

     The Company sponsors several deferred compensation plans, which are offered to certain employees (principally corporate officers, newspaper publishers and operational executives). The plans allow participants to defer a portion of their compensation, including bonuses if any on a pre-tax basis. Participants in one plan are eligible for a Company match based on their deferrals into the plan, while participants of another plan are eligible for a discretionary Company contribution award based on operating results. The Company match and discretionary awards are subject to vesting, over a period of ten years from the date of participation in the plans. No vesting occurs until the participant has completed three or five full years in the plan (depending on the specific plan), after which time the participant is 30% or 50% vested; the residual vesting occurs evenly over the remaining period at 10% per year. The unvested portion of the Company match is subject to early withdrawal penalties. The compensation deferrals and Company match earn a return based on notional investment elections made by the individual participants. The discretionary Company contribution awards earn a return equal to the Company’s cost of borrowing under its revolving credit agreement, which it may use to fund payments on the deferred compensation obligations. These deferred compensation obligations are recorded in the Company’s consolidated balance sheets as a component of “Other Liabilities” at the vested value of the deferred compensation, plus the applicable return on investment, and amounted to $4.5 million and $3.4 million at June 30, 2004 and 2003, respectively. In some cases, the Company has made investments in cash surrender value life insurance policies, which may be used at the Company’s discretion to fund its deferred compensation liability. The Company’s investments in cash surrender value life insurance policies are recorded in the Company’s consolidated balance sheets as a component of “Other Assets” and amounted to $3.0 million and $2.2 million at June 30, 2004 and 2003, respectively.

Other Retirement Plans

     The Company and several of its newspaper properties participate in retirement/savings plans, and in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. The majority of the Company’s full-time employees are covered by one of these plans. Total expense for these plans in the fiscal years ended June 30, 2004, 2003, and 2002, was approximately $4.1 million, $3.6 million, and $2.4 million, respectively.

Note 9: Income Taxes

     The income tax provision (benefit) for each of the three years ended June 30, 2004, 2003 and 2002, consists of the following:

	Years Ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Current:
State	$579	$553	$1,295
Federal	4,044	1,112	(4,955)
Deferred:
State	(143)	7,854	(5,726)
Federal	11,586	17,508	6,904

Net provision (benefit)	$16,066	$27,027	$(2,482)

     A reconciliation between the actual income tax expense (benefit) for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement income before income taxes is as follows:

	Years Ended June 30,
	2004	2003	2002
Statutory federal income tax rate	35%	35%	35%
Effect of:
State income tax net of federal benefit	1	8	(11)
Utilization of net operating losses	—	—	(55)
Book/tax basis difference associated with acquisitions and non-deductible acquisition costs	(2)	1	7
Minority interests	—	1	(4)
Change in valuation allowance	3	(7)	—
Other, net	—	1	3

Financial statement effective tax rate	37%	39%	(25)%

Components of the long-term deferred tax assets and liabilities are as follows:

	June 30,
	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Net operating losses and other credits	$22,891	$29,876
Deferred employee compensation	4,175	4,659
Notes payable	3,799	7,227
Hedging activities	689	2,340
Option accrual	3,776	4,789
Other	3,437	5,487

	38,767	54,378
Valuation allowance	(2,478)	(3,884)

Deferred tax assets	36,289	50,494
Deferred tax liabilities:
Fixed assets	19,856	16,954
Intangibles	39,655	27,939
Partnership interests and equity investments	65,691	81,797
Pension assets	—	1,649

Deferred tax liabilities	125,202	128,339

Net deferred tax liabilities	$88,913	$77,845

     At June 30, 2004, for financial reporting purposes, the Company has approximately $30.9 million of net operating loss carryforwards (NOLs) for federal tax reporting purposes available to offset its future taxable income, which expire in 2019 through 2022 and $4.6 million of alternative minimum tax credit carryforwards. The Company also has approximately $101.8 million of state NOLs and approximately $3.4 million of state tax credits available to offset future state taxable income. The state NOLs expire in 2005 through 2019; the state tax credits expire beginning in 2005.

     The Company projects it will generate taxable income sufficient to utilize substantially all of the net operating loss carryovers before they expire; however, because of several uncertainties surrounding its projections, and the resulting uncertainty as to whether all of the net operating loss carryovers will be used before they expire, the Company has established a valuation allowance at each period end based upon its estimate of net operating loss and state tax credit carryovers that are more likely than not to expire unused.

     The Company made net state and federal income tax payments of approximately $1.8 million, $0.6 million, and $0.7 million, during fiscal years 2004, 2003, and 2002, respectively.

Note 10: Hedging Activities

     At times, the Company has entered into newsprint and interest rate swap agreements. As of June 30, 2004, the Company had no outstanding newsprint or interest rate swap agreements.

     The Company did have two newsprint swap agreements: one with Enron North America Corp. (“Enron”) and the other with Mirant Americas Energy Marketing, LP (“Mirant”). Both newsprint hedges were designated at contract inception as cash flow hedges under SFAS No. 133 and recorded at fair value with changes in the value of such contracts, net of income taxes, reported in comprehensive income. The periodic net settlements made under the newsprint swap agreements were reflected in operations in the period the newsprint was consumed. Both newsprint swap agreements were subsequently determined to be ineffective hedges when the swap counterparties became invalid due to bankruptcy and the hedges were terminated prior to the original term of the agreements. The Company accounted for the early termination of the swaps in accordance with SFAS No. 133, which required the Company to record a liability and a charge to comprehensive income to reflect the fair value of the derivative instrument as of the date prior to that which the hedge was deemed ineffective. Since a liquid market for the swap agreements did not exist, the valuation of the swap was based on a discounted cash flow model and projected future newsprint prices. The valuation required significant judgment and was subject to assumptions, most notably estimates of future newsprint prices. The original term of the newsprint swap agreement with Enron expired in December 2009; the swap was determined to be ineffective the date Enron filed bankruptcy (during the Company’s fiscal year 2002). The original term of the newsprint swap agreement with Mirant expired in May 2005; the swap was determined to be ineffective the date Mirant filed bankruptcy (during the Company’s fiscal year 2004). The amounts in accumulated other comprehensive loss related to these ineffective hedges are being amortized and charged to other (income) expense, net over the remainder of the original terms of the swap agreements as the forecasted transactions originally contemplated in the hedging arrangements continued to be probable of occurring. The Enron newsprint swap is being amortized on a straight-line basis. The Mirant newsprint swap was amortized ratably based on the difference between the floating price (based on the Resource Information Systems, Inc. “RISI” price index) and the fixed price of $615.50 per metric ton using nominal metric tons of 6,250 per quarter. At June 30, 2004, no amounts remained in other comprehensive income related to the Mirant newsprint swap. Approximately $3.2 million and $1.0 million was reclassified from accumulated other comprehensive loss to earnings for the years ended June 30, 2004 and 2003 related to these terminated swaps. The Company did not record any liabilities associated with the termination of the swaps, except as required by SFAS No. 133. See Note 11: Commitments and Contingencies for further discussion regarding the settlement of a lawsuit with Enron and a lawsuit filed by Mirant.

     See Note 6: Long-Term Debt for further discussion regarding the Company’s interest rate swaps.

Note 11: Commitments and Contingencies

Commitments

     The Company currently has a contract to purchase 48,000 metric tons a year, at a variable price based on the RISI price index for 30 pound newsprint. This contract expires in December 2009; however, the Company is currently negotiating a new contract.

     The Company owns 80% and Media General, Inc. owns 20% of The Denver Post Corporation. The Denver Post Shareholder Agreement provides Media General with a put option and MediaNews with a call option, on Media General’s 20% interest in The Denver Post Corporation. The Media General put option expired June 30, 2004. MediaNews’ call option can be exercised beginning July 1, 2004 and expires June 30, 2005. The price of the call, if or when it is exercised, is based on the appraised fair market value of The Denver Post Corporation, less debt of The Denver Post Corporation. The Company is currently evaluating its options with respect to its right to call Media General’s 20% interest in The Denver Post Corporation.

     In fiscal year 1998, in exchange for $2.4 million, the Company granted an option to a third party to purchase substantially all the assets used in the publication of one of the Company’s newspaper properties, which the third party can exercise or put to the Company based on a predetermined formula. At June 30, 2004, the option repurchase price was valued at $11.4 million and is recorded as a component of other long-term liabilities. Changes in the estimated option repurchase price are recorded as a component of other (income) expense, net. If the purchase option is put to the Company (the put became exercisable on January 31, 2003 and expires in 2010), the option repurchase price is due and payable in full. If the option were put to the Company, the Company expects to fund the payment with available borrowings from its bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in the Company’s balance sheet as long-term.

     As part of the employment agreement, one of the Company’s employees has the right, upon termination of his employment under certain circumstances, to put all shares of any class of equity securities he owns to the Company, if the shares have not been registered on a national or international securities exchange. The Company also has the right to call all shares of any class of equity securities this employee owns in the Company, if the employee is terminated under certain circumstances. The price of the put and the call is based on the fair market value of the common stock of MediaNews, excluding any adjustment for minority interest at the time the put or call is exercised. The price payable under the put is equal to a percentage of fair market value, which increases up to 100% on December 31, 2009 (at June 30, 2004, the employee is entitled to 70% of the fair market value). Performance of the put or the call will be deferred if it causes a default under any debt existing at the time of the exercise. Performance of the put or call (if exercised before January 1, 2010) will also be deferred if our leverage ratio, as defined, is above 3:1. Performance of the put would be deferred as of June 30, 2004 based on the Company’s leverage ratio. As of June 30, 2004, the employee owns 58,199 shares of MediaNews Class A Common Stock.

     The Company has entered into contractual commitments with regard to the construction of a printing facility for the Salt Lake City JOA. At June 30, 2004, the Company is committed to approximately $32.9 million, for the new printing facility, of which the Company expects to pay $29.7 million in fiscal year 2005 and $3.2 million in fiscal year 2006.

Contingencies

     Prior to and since the Company’s acquisition of Kearns-Tribune, LLC (“Kearns Tribune”) and The Salt Lake Tribune in January 2001, the Company has been involved in various legal actions with Salt Lake Tribune Publishing Company (“SLTPC”), the holder of an option (the “Option Agreement”) to acquire the Tribune Assets (defined as all of the assets used, held for use or usable in connection with the operation and publication of The Salt Lake Tribune). Kearns-Tribune holds certain assets used in connection with the operation and publication of The Salt Lake Tribune. As of the date of this report, the Company continues to be involved in litigation with SLTPC, primarily concerning the option to purchase the Tribune Assets, the option exercise price, and any damages related to the option exercise. The following is a summary of the ongoing Kearns Tribune litigation as of June 30, 2004:

     On May 31, 2002, the United States District Court for the District of Utah (“District Court”) issued an Order for Summary Judgment ruling that SLTPC held a valid and enforceable option to purchase the Tribune Assets owned by Kearns Tribune. However, the District Court also ruled that one of the key components of the Tribune Assets, stock in the Salt Lake City JOA, was subject to an anti-alienation provision contained in a Joint Operating Agreement (“JOA”) between Kearns Tribune and Deseret News Publishing Company (“Deseret Publishing”). The anti-alienation provision precludes the sale, assignment or transfer of the Salt Lake City JOA stock by either party to the JOA absent a waiver or modification of the provision. Subsequent to the court ruling, Deseret Publishing notified SLTPC that it would not waive or modify the anti-alienation provision or consent to the sale or transfer of the Salt Lake City JOA stock to SLTPC. The District Court certified for immediate appeal to the United States Court of Appeals for the Tenth Circuit the question of whether the anti-alienation provision contained in the Joint Operating Agreement is enforceable, as the District Court held in its Summary Judgment Order, or is instead void as against public policy. The United States Court of Appeals for the Tenth Circuit affirmed the District Court ruling that the stock of the Salt Lake City JOA could not be transferred without the consent of Deseret Publishing. However, the Tenth Circuit remanded to the District Court for further proceedings on the issue of whether the Tribune Assets other than the stock of the Salt Lake City JOA could be sold and transferred to SLTPC and remedies could be fashioned that addressed an exclusion of the Salt Lake City JOA stock from the transfer of the Tribune Assets. Potential remedies identified by the Tenth Circuit included: 1) an order of specific performance transferring all the Tribune Assets that can be transferred without triggering the share transfer restriction; 2) damages to compensate SLTPC for the Salt Lake City JOA stock not being transferred; or 3) equitable relief if a damage award would be insufficient to remedy the failure to transfer the Salt Lake City JOA stock. In its opinion, the Tenth Circuit also stated that the District Court could avoid equitable relief altogether and simply award damages to SLTPC if it is found that Kearns Tribune is liable for failing to perform under the Option Agreement.

     Subsequent to the Tenth Circuit’s ruling, SLTPC filed a motion for partial summary judgment seeking a ruling that, at the Closing specified in the Option Agreement, the Company is obligated under the Option Agreement to transfer all Tribune Assets except for the Salt Lake City JOA stock. On June 25, 2003, the District Court granted this motion. Based upon this ruling, the District Court also reinstated claims by SLTPC against the Company and Deseret Publishing that a 2001 amendment of the JOA interfered with SLTPC’s rights under the Option Agreement. Regarding SLTPC’s exercise of the option, still reserved for trial is the question of whether, in an event those Tribune Assets (excluding the Salt Lake City JOA stock) are not transferred, SLTPC is entitled to an order that the Company specifically perform under the Option Agreement and transfer those Tribune Assets, or limited to a damages remedy. Also remaining for decision at trial is the issue of what additional remedies SLTPC might be entitled to if all Tribune Assets except for the Salt Lake City JOA stock are transferred. A trial date was set for November 3, 2003, but was vacated by the District Court in light of the dispute (discussed below in the next paragraph) over the exercise price should SLTPC acquire the Tribune Assets. There is no trial date currently set.

     Another issue in dispute is the exercise price should SLTPC acquire the Tribune Assets. The terms of the Option Agreement specify an appraisal process for determination of the fair market value of the Tribune Assets. In this appraisal process, each party engaged an appraisal firm to value the Tribune Assets at their fair market value. The Company’s appraisal valued the Tribune Assets at $380.0 million, whereas SLTPC’s appraisal valued the Tribune Assets at $218.0 million. Because the Company’s and SLTPC’s appraisals were more than 10% apart, the appraisers appointed by the Company and SLTPC were required to jointly select a third appraiser. Under the terms of the Option Agreement, the final option purchase price is based on the average of the third appraisal valuation with the closer of the first two appraisals. On June 11, 2003, the third appraiser issued its final report valuing the Tribune Assets at $331.0 million. Since the third appraiser’s valuation is closer to the Company’s appraisal, under the Option Agreement those two appraisals were averaged together for an exercise price of $355.5 million for the Tribune Assets. After the third appraiser’s final report was issued, SLTPC filed a lawsuit in the District Court challenging the valuation performed by the third appraiser and seeking to set aside the third appraisal and the $355.5 exercise price. On August 28, 2003, the District Court ruled that the appraisal process constituted an arbitration under the Federal Arbitration Act (“FAA”) and that any challenge must therefore be made under the procedures set forth in the FAA. The available grounds for challenging an arbitration under the FAA include fraud, corruption, or bias on the part of the arbitrator, the arbitrator exceeding his powers, or a result that was reached in “manifest disregard” of controlling law. SLTPC has filed a motion seeking under these FAA procedures to set aside the appraisal process and the $355.5 million exercise price, which the District Court denied on October 2, 2003. The District Court also dismissed SLTPC’s lawsuit seeking to set aside the appraisal. SLTPC has appealed those rulings to the Tenth Circuit. Subsequent to its rulings, the District Court set a date of October 10, 2003 for the closing to occur. On October 9, 2003, counsel for SLTPC sent a letter to counsel for MediaNews notifying the Company that SLTPC would not pay the $355.5 million option exercise price, and raised additional objections to the proposed closing documentation. Accordingly, no closing occurred on October 10, 2003. MediaNews subsequently filed a summary judgment motion on the grounds that the option expired, without being exercised. The District Court denied that motion without prejudice, pending the outcome of the Consolidated Tenth Circuit appeals as to which oral argument will be heard on September 27, 2004.

     With respect to the previously scheduled (and now vacated) November 3, 2003 trial, in addition to the issues regarding the exercise of the option as discussed above, SLTPC’s pending claims against the Company and Kearns Tribune included claims for damages for breach of contract and breach of contractual duties (in the event some or all of the Tribune Assets are not transferred to SLTPC) and for interference with contract (arising out of the amendment of the JOA in 2001). The Company and Kearns Tribune had pending counterclaims against SLTPC, which included claims for damages for breaches of contract and interference with contract. Additionally, the Company and Kearns Tribune had pending counter claims for declaratory judgment, but no damage claims against Deseret Publishing. Deseret Publishing had claims against SLTPC for damages, and claims that did not seek damages against the Company and Kearns Tribune as to the meaning and enforceability of the Option, Management and Joint Operating Agreements. As noted above, it is anticipated that if there are any claims, for damages or otherwise, arising out of a Closing prior to trial, those were to be included in the November 3, 2003 trial. The main action is now stayed pending resolution of SLTPC’s appeals (discussed below) of various issues related to the appraisal process and the option exercise price. There is now effectively also a stay in the Company’s declaratory judgment action pending before the District Court, which seeks a ruling that the individuals who control SLTPC do not have any rights as individuals (separate from their corporate entity, SLTPC) to purchase or otherwise acquire the Tribune Assets. The District Court denied without prejudice motions to dismiss and for partial summary judgment filed by the defendants. In this same pending declaratory judgment action, the defendants filed a motion asking the District Judge to make disclosures relating to his possible recusal. This motion followed similar motions in the underlying litigation, in which the District Judge made certain disclosures and declined to recuse himself. On November 5, 2003, the defendants filed a petition for a writ of mandamus in the Tenth Circuit Court of Appeals, directing the District Judge. The court ordered MediaNews and Kearns Tribune to file a response, which has been filed. The petition was denied by the Tenth Circuit.

     SLTPC has filed two appeals with the United States Court of Appeals for the Tenth Circuit, which have been consolidated, seeking to overturn the District Court’s decisions that the appraisal process constituted an arbitration under the FAA, that any challenge of the $355.5 million option exercise price must be made under the procedures set forth in the FAA, and that SLTPC had not stated sufficient grounds under the FAA to overturn the $355.5 million option exercise price. The oral argument for the consolidated appeals will take place on September 27, 2004.

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

     The Company is not in a position at this time to predict the likely outcome of this litigation. However, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $2.2 million, $3.7 million and $3.4 million, respectively, was recorded in other (income) expense, net for the fiscal years ended June 30, 2004, 2003 and 2002, related to the cost of defending these lawsuits. The cost of defending these lawsuits has been and may continue to be substantial; however based on the current status of this litigation, the Company believes that its future legal fees relating to this litigation will be substantially lower than historical costs.

Other

     In November 2001, one of the Company’s former newsprint vendors brought a lawsuit against the Company seeking damages relating to the Company’s alleged breach of a newsprint agreement between the vendor and the Company. In April 2003, a jury verdict was rendered against the Company for $2.7 million. An accrual for the judgment was included in accrued liabilities and other (income) expense, net. On December 31, 2003, the Company agreed to settle this lawsuit for $1.4 million and entered into a three year newsprint purchase agreement to purchase 60,000 metric tons of newsprint from this vendor (a minimum of 20,000 metric tons per year) at an agreed upon adjusted index price, as a part of the settlement. The $1.4 million settlement paid in January 2004 was charged against the $2.7 million accrual established for the initial jury verdict. The difference between the damages awarded by the initial jury verdict of $2.7 million and the $1.4 million settlement will be relieved proportionate (on a per metric ton basis) to the Company’s newsprint purchases under the new newsprint purchase agreement, as the Company is only relieved from its remaining obligation, in respect of the settlement over time, as it purchases newsprint from the vendor under the purchase agreement. At June 30, 2004, the remaining obligation is $1.2 million.

     MediaNews terminated a newsprint swap with Enron North America Corp. (“Enron”) effective February 6, 2002. Enron informed MediaNews that it disagreed with MediaNews’ method of determining the amount due with respect to the early termination of the swap. In May 2003, Enron filed a lawsuit in U.S. Bankruptcy Court for the Southern District of New York against the Company seeking damages and declaratory relief. In December 2003, the Company agreed to settle its lawsuit with Enron. Settlement under the agreement did not have a material impact on the financial condition or results of operations of the Company.

     MediaNews sent a notice terminating its newsprint swap agreement with Mirant Americas Energy Marketing, LP (or “Mirant”) effective September 5, 2003. In October 2003, Mirant filed a lawsuit in U.S. Bankruptcy Court for the Northern District of Texas against the Company seeking enforcement of the automatic stay provision of the bankruptcy code, seeking to assess sanctions, and seeking declaratory relief (the “Motion”). On September 1, 2004, the U.S. Bankruptcy Court for the Northern District of Texas denied Mirant’s Motion. MediaNews has not recorded any liability associated with the termination of this swap, except as required by SFAS No. 133, at the time the swap was deemed to be an ineffective hedge.

     In January 2004, Kmart Corporation (“Kmart”) commenced an adversary proceeding against the Company and certain of its subsidiaries and joint operating agencies in bankruptcy court seeking the return of certain payments received from Kmart under a “critical vendor” program with respect to pre-bankruptcy balances due from Kmart. On February 24, 2004, the United States Court of Appeals for the Seventh Circuit upheld a ruling that payments to “critical vendors” by Kmart related to pre-bankruptcy balances due these vendors were improper. The Company is currently evaluating its legal options with respect to Kmart’s claims for return of payments received. At June 30, 2004, the Company has accrued for its estimated losses associated with the critical vendor payments received from Kmart.

     A series of class action lawsuits were filed against entities involved in the electronic display of articles (“Database Entities”) that had previously appeared in newspapers and magazines (collectively, “Media Entities”) and had been authored by individuals who were not employees of the Media Entities. These lawsuits alleged that the Database Entities infringed upon the copyrights owned by the freelance authors. The lawsuits were consolidated into a single action in the Southern District of New York, In re Literary Works in Electronic Databases Copyright Litigation, MDL No. 1379, Consolidated Case No. 00 Civ. 8049 GBD (S.D.N.Y. 2000). MediaNews had licensed articles from its various newspapers to one or more of the Database Entities. Although the Company is not a party to this litigation, various Media Entities have asserted claims for indemnification against the Company in respect of their potential liability in this litigation. In 2004, the Database Entities negotiated a draft settlement of these consolidated actions, and have invited MediaNews to participate in the settlement process. The settlement provides for a claims settlement process in which a claims administrator would determine the responsibility of the participants taking into account such factors as the availability of defenses, the existence of a copyright registration, the date on which the relevant article was originally published, the amount received by the author of the freelance article for the original publication and the total amount of claims that are compensated. The Company is currently considering whether to participate in the settlement process. The Company is unable as this time to estimate its exposure, if any, in this matter.

     The Company is involved in other litigation arising in the ordinary course of business. In management’s opinion, the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations, or liquidity.

Note 12: Related Party Transactions

     The Company is party to a consulting agreement, renewable annually, with Mr. Richard B. Scudder, the Chairman of the Board of MediaNews, which requires annual payments of $250,000.

     From 1996 through July 2002, the Company advanced to the Singleton Irrevocable Trust funds to pay the premiums on cash surrender value life insurance policies covering Mr. William Dean Singleton, the Vice Chairman of the Board and Chief Executive Officer of MediaNews, and his wife. The Singleton Revocable Trust benefits Mr. Singleton’s children. The amount advanced as of June 30, 2004 and 2003 was $1.5 million. Advances will be repaid when the policy is surrendered or earlier at Mr. Singleton’s option. No interest is charged on these advances.

     The Company uses Hughes Hubbard & Reed LLP as one of its legal counsel. Mr. Howell E. Begle, Jr., a board member and general counsel of the Company, is Of Counsel to Hughes Hubbard & Reed LLP.

     The Company is party to a management agreement with the California Newspapers Partnership, which provides MediaNews with a management fee of 1.25% of revenues and thereby reduces the Company’s total corporate overhead, the effect of which is a reduction of the impact minority interest expense has on its consolidated statement of operations.

Note 13: Other (Income) Expense, Net

     Included in other (income) expense, net are the following items:

	Years Ended June 30,
	2004	2003	2002
	(In millions)
Change in estimated option repurchase price	$(4.0)	$5.5	$1.8
Lawsuit settlement-newsprint vendor	—	2.7	—
Impairment loss	—	5.7	—
Hedging, net	2.1	(1.2)	(2.5)
Bank fees	0.4	0.5	0.7
Salt Lake ownership litigation	2.2	3.7	3.4
Denver JOA formation and transition costs	—	—	3.0
Freedom acquisition bid	1.0	—	—
Bond repurchase premiums, net	9.3	—	—
Write-off of KTBY escrow and other prepaid acquisition costs	1.1	—	—

Other	5.3	2.6	4.5

	$17.4	$19.5	$10.9

Note 14: Equity Investments (Non-JOA)

     The following table represents the summary financial data, on a combined basis, for the Company’s non-JOA equity investments (the entities represented in the table below are included at 100%). Only fiscal year 2004 is presented as it is the only year that equity investments were material to the Company’s financial statements.

Year Ended
June 30, 2004
(In thousands)
Current assets	$58,924

Non-Current assets	216,640

Current liabilities	29,723

Non-Current liabilities	92,967

Total revenues	266,865

Net Income	30,260

Note 15: Subsequent Events

Long-Term Debt

     As described in Note 6: Long Term Debt, the Company repurchased on July 1, 2004, all of the outstanding borrowings under its 8.625% Notes.

     On August 30, 2004, the Company entered into an amendment and restatement of its December 30, 2003 bank credit facility (the “amended facility”). The amended facility maintains the $350.0 million revolving credit facility and provides for a $100.0 million term loan “A” and a $148.8 million term loan “C,” both of which were used to refinance the $250.0 million term loan “B” facility. The term loan “A” bears interest at rates based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin based on the Company’s leverage ratio. The Eurodollar and base rate borrowing margins on term loan “A” are set at 1.50% and 0.50%, respectively, for the first 12 months after which borrowings will bear interest at the Eurodollar or base rate, at the Company’s option, plus a borrowing margin based on the pricing grid used for the revolving credit facility. Term loan “A” requires quarterly principal payments as follows: $5.0 million beginning in March 2008 through December 2008; $7.5 million from March 2009 through December 2009; and $12.5 million from March 2010 through September 2010, with the remaining balance due at maturity on December 30, 2010. The term loan “C” bears interest based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin of 1.5% or 0.5%, respectively. Term loan “C” requires quarterly principal payments as follows: $0.4 million beginning in September 2004 through December 2009, increasing to $35.1 million from March through September 2010, with the remaining balance due at maturity on December 30, 2010. Amounts repaid under the term loan “A” and “C” facilities will not be available for re-borrowing. The Company incurred debt issuance costs of $0.3 million related to the amended facility. All other borrowing conditions of the December 30, 2003 described in Note 6: Long-Term Debt continue to apply and have not been amended.

Other

     In August 2004, the Company purchased the Colorado residence of Mr. Gerald Grilly (the Company’s Chief Operating Officer) for $2.7 million (subject to adjustment to reflect the gross proceeds received by MediaNews upon its resale of the house) in conjunction with his relocation to Los Angeles, California. Mr. Grilly’s relocation was requested by MediaNews. The Company is actively marketing the residence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIANEWS GROUP, INC.
Date: September 27, 2004	By:	/S/ Ronald A. Mayo
Ronald A. Mayo
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/S/ Richard B. Scudder (Richard B. Scudder)	Chairman and Director	September 27, 2004
/S/ Jean L. Scudder (Jean L. Scudder)	Director	September 27, 2004
/S/ Howell E. Begle, Jr. (Howell E. Begle, Jr.)	Director	September 27, 2004
/S/ William Dean Singleton (William Dean Singleton)	Vice Chairman, Chief Executive Officer and Director (Chief Executive Officer)	September 27, 2004
/S/ Joseph J. Lodovic, IV (Joseph J. Lodovic, IV)	President	September 27, 2004
/S/ Ronald A. Mayo (Ronald A. Mayo)	Vice President and Chief Financial Officer	September 27, 2004
/S/ Michael J. Koren (Michael J. Koren)	Vice President and Controller (Principal Accounting Officer)	September 27, 2004

Supplemental Information to be Furnished with Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not
Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to our security holders. We will furnish to our security holders an annual report subsequent to this filing.

EXHIBIT INDEX

Exhibits
3.1	Second Restated and Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed January 14, 2004)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc.

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158)).

4.2	Form of Indenture dated as of March 16, 1999 between Garden State Newspapers, Inc., the predecessor of MediaNews Group, Inc., as Issuer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-4 filed May 28, 1999 (File No. 333-79665))

4.3	Form of MediaNews Group, Inc. 8 5/8% Senior Subordinated Notes due 2011, Series B (contained in the Indenture filed as Exhibit 4.1)

4.4	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.5	Registration Rights Agreement dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, BNY Capital Markets, Inc., Fleet Securities, Inc. and McDonald Investments, Inc., (incorporated by reference to Exhibit 4.2 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.6	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.7	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4)

4.8	Registration Rights Agreement dated as of January 26, 2004 between MediaNews Group, Inc. as Issuer and Deutsche Bank Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, Credit Lyonnais Securities (USA) Inc., and Stephens Inc. (incorporated by reference to Exhibit 4.5 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.9	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.7)

10.1	Credit Agreement dated as of December 30, 2003 by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein, and Bank of America, N.A., as administrative agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed January 14, 2004)

10.2	First Amendment to Credit Agreement, dated as of January 20, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-4 filed February 23, 2004)

EXHIBIT INDEX (continued)

Exhibits (continued)
10.3	Second Amendment to Credit Agreement, dated as of April 16, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent

10.4	Third Amendment to Credit Agreement, dated as of August 30, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent

10.5	Amended and Restated Shareholders Agreement of MediaNews Group, Inc. by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004 (incorporated by reference to Exhibit 10.7 to the registrant’s Form S-4/A (File No. 333-113028), filed March 18, 2004)

10.6	Employment Agreement dated March 15, 2000 between MediaNews and William Dean Singleton (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.7	Employment Agreement dated March 15, 2000 between MediaNews and Joseph J. Lodovic IV (incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.8	Amended and Restated Joint Operating Agreement, dated as of April 30, 2004 by and between York Newspapers, Inc., York Newspapers Holdings, Inc., The York Newspaper Company, York Newspapers Holdings, L.P. and York Dispatch Publishing Company, LLC

10.9	Third Amended and Restated Shareholders’ Agreement dated as of June 30, 1999 among the shareholders of Denver Newspapers, Inc. (now known as The Denver Post Corporation) (incorporated by reference to Exhibit 10.19 to the registrant’s Form S-4/A filed July 12, 1999)

10.10	Singleton Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.11	Scudder Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.12	Amendment and Restatement of Agreement, by and between Kearns-Tribune, LLC and Deseret News Publishing Company, dated as of January 2, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Form S-4 filed February 23, 2004)

10.13	Option Purchase Agreement between Garden State Newspapers, Inc., the predecessor of MediaNews Group, Inc., and Greenco, Inc., dated as of January 30, 1998 (incorporated by reference to Exhibit 10.13 to the registrant’s Form S-4 filed February 23, 2004)

10.14	Joint Operating Agreement by and between The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated as of May 11, 2000 (incorporated by reference to Exhibit 10.14 to the registrant’s Form S-4 filed February 23, 2004)

EXHIBIT INDEX (continued)

Exhibits (continued)
10.15	First Amendment to the Joint Operating Agreement by and among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated January 22, 2001 (incorporated by reference to Exhibit 10.15 to the registrant’s Form S-4 filed February 23, 2004)

10.16	Limited Liability Partnership Agreement of The Denver Newspaper Agency LLP dated as of January 22, 2001 (incorporated by reference to Exhibit 10.16 to the registrant’s Form S-4 filed February 23, 2004)

10.17	Amended and Restated Partnership Agreement for Texas-New Mexico Newspapers Partnership, by and among Gannett Texas L.P. and New Mexico-Texas MediaNews LLC, dated March 21, 2003 (incorporated by reference to Exhibit 10.17 to the registrant’s Form S-4 filed February 23, 2004)

10.18	Second Amended and Restated Partnership Agreement for California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC; Donrey Newspapers LLC; The Sun Company of San Bernardino, California; California Newspapers, Inc.; Media West—SBC, Inc. and MediaWest—CNI, Inc., dated as of May 30, 2003 (incorporated by reference to Exhibit 10.18 to the registrant’s Form S-4 filed February 23, 2004)

10.19	Tax Agreement among MediaNews Group, Inc., Denver Newspapers, Inc. and Media General, Inc., dated as of June 30, 1999 (incorporated by reference to Exhibit 10.19 to the registrant’s Form S-4/A filed July 12, 1999)

10.20	Purchase Agreement, dated as of April 30, 2004, between Buckner News Alliance, Inc., MediaNews Group, Inc., York Newspapers Holdings, LLC, MediaNews Group Interactive and York Daily Record LLC and related side letter

10.21	Master Restructuring and Purchase Agreement, dated as of May 7, 2004, among Daily Gazette Company, MediaNews Group, Inc., Charleston Publishing Company and Charleston Newspapers

21.1	Subsidiaries of MediaNews Group, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	Balance at	Additions Charged	Net	Acquisitions	Balance at
	Beginning of Period	to Expense, Net	Deductions	(Dispositions), Net	End of Period
	(In thousands)
YEAR ENDED JUNE 30, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$9,393	$7,405	$(7,668)	$1	$9,131
YEAR ENDED JUNE 30, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$10,669	$9,632	$(10,694)	$(214)	$9,393
YEAR ENDED JUNE 30, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$10,923	$10,213	$(10,467)	$—	$10,669

See notes to consolidated financial statements.