Form 10-Q
period 2004-09-30
MEDIANEWS GROUP INC
filed 2004-11-15
CIK 918944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Item (1) Yes X No           Item (2) Yes     No X *

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes _       No X

The total number of shares of the registrant’s Class A Common Stock outstanding as of November 12, 2004 was 2,298,346.

*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2004 pursuant to Section 15(d) of the Securities Exchange Act of 1934. It is filing this Quarterly Report on Form 10-Q on a voluntary basis.

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2004

Item No.		Page
	PART I - FINANCIAL INFORMATION
1	Financial Statements	3
2	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
3	Quantitative and Qualitative Disclosure of Market Risk	3
4	Controls and Procedures	3
	PART II - OTHER INFORMATION
1	Legal Proceedings	4
2	Unregistered Sales of Equity Securities and Use of Proceeds	N/A
3	Defaults Upon Senior Securities	N/A
4	Submission of Matters to a Vote of Security Holders	N/A
5	Other Information	N/A
6	Exhibits	4
Signatures
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

ITEM 4: CONTROLS AND PROCEDURES

     As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information regarding us and our subsidiaries required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. During the period covered by this quarterly report, there have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6: EXHIBITS

     See Exhibit Index for list of exhibits filed with this report.

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

MEDIANEWS GROUP, INC.
Dated: November 12, 2004	By:	/s/Ronald A. Mayo
Ronald A. Mayo
Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	September 30, 2004	June 30, 2004
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$2,205	$64,736
Accounts receivable, less allowance for doubtful accounts of $9,193 at September 30, 2004 and $9,131 at June 30, 2004	85,650	81,925
Inventories of newsprint and supplies	15,736	16,526
Prepaid expenses and other assets	10,692	8,280

TOTAL CURRENT ASSETS	114,283	171,467

PROPERTY, PLANT AND EQUIPMENT
Land	37,178	37,226
Buildings and improvements	105,094	104,993
Machinery and equipment	344,274	342,661
Construction in progress	9,763	7,110

TOTAL PROPERTY, PLANT AND EQUIPMENT	496,309	491,990
Less accumulated depreciation and amortization	(190,749)	(184,614)

NET PROPERTY, PLANT AND EQUIPMENT	305,560	307,376

OTHER ASSETS
Investment in unconsolidated JOAs	178,505	179,846
Equity investments	91,445	92,681
Subscriber accounts, less accumulated amortization of $138,202 at September 30, 2004 and $134,487 at June 30, 2004	60,265	63,980
Excess of cost over fair value of net assets acquired	421,475	418,600
Newspaper mastheads	139,266	139,266
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $30,983 at September 30, 2004 and $30,745 at June 30, 2004	4,773	5,011
Other	19,272	19,398

TOTAL OTHER ASSETS	915,001	918,782

TOTAL ASSETS	$1,334,844	$1,397,625

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2004	June 30, 2004
	(Dollars in thousands, except share data)
CURRENT LIABILITIES
Trade accounts payable	$5,759	$7,180
Accrued liabilities	65,095	68,230
Unearned income	26,467	26,281
Current portion of long-term debt and obligations	4,332	5,278

TOTAL CURRENT LIABILITIES	101,653	106,969

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	865,277	923,189

OTHER LIABILITIES	20,948	26,450

DEFERRED INCOME TAXES, NET	91,338	88,913

MINORITY INTEREST	163,888	165,084

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized:
2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	3,631	3,631
Accumulated other comprehensive loss, net of taxes	(19,862)	(19,976)
Retained earnings	109,969	105,363
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	91,740	87,020

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,334,844	$1,397,625

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands, except share data)
REVENUES
Advertising	$149,024	$142,025
Circulation	33,014	33,471
Other	9,615	9,581

TOTAL REVENUES	191,653	185,077

INCOME FROM UNCONSOLIDATED JOAS	5,216	4,769

COST AND EXPENSES
Cost of sales	60,761	58,204
Selling, general and administrative	95,919	90,024
Depreciation and amortization	10,109	10,225
Interest expense	12,216	14,078
Other (income) expense, net	5,435	4,134

TOTAL COSTS AND EXPENSES	184,440	176,665

EQUITY INVESTMENT INCOME, NET	2,124	2,172

MINORITY INTEREST	(6,600)	(8,161)

INCOME BEFORE INCOME TAXES	7,953	7,192

INCOME TAX EXPENSE	(3,347)	(2,884)

NET INCOME	$4,606	$4,308

NET INCOME PER COMMON SHARE:
Net income per common share	$2.00	$1.87

Weighted average number of shares outstanding	2,298,346	2,298,346

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,606	$4,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,158	11,320
Provision for losses on accounts receivable	2,216	2,269
Amortization of debt discount	275	249
Net (gain) loss on sale of assets	(194)	84
Loss on early extinguishment of debt	9,236	—
Proportionate share of net income from unconsolidated JOAs	(17,171)	(16,182)
Distributions from unconsolidated JOAs	17,464	18,065
Equity investment income, net	(2,124)	(2,172)
Change in defined benefit plan assets, net of cash contributions	308	161
Deferred income tax expense	2,338	2,298
Change in estimated option repurchase price	(5,002)	(30)
Minority interest	6,600	8,161
Distributions paid to minority interest	(7,796)	(8,699)
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	114	565
Unrealized loss on swaps	—	869
Change in operating assets and liabilities	(14,554)	(2,404)

NET CASH FLOWS FROM OPERATING ACTIVITIES	7,474	18,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from equity investments	3,360	3,314
Investments in equity investments	—	(50)
Business acquisitions	(230)	(193)
Capital expenditures	(4,955)	(5,776)
Proceeds from the sale of assets	295	1,352

NET CASH FLOWS FROM INVESTING ACTIVITIES	(1,530)	(1,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	400,350	11,900
Reduction of long-term debt and other liabilities	(460,201)	(26,038)
Repurchase premiums and related costs associated with long-term debt	(8,624)	—

NET CASH FLOWS FROM FINANCING ACTIVITIES	(68,475)	(14,138)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,531)	3,371

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,736	3,343

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,205	$6,714

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: Significant Accounting Policies and Other Matters

Basis of Quarterly Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2005.

Joint Operating Agencies

     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each of the individual newspapers, which are party to a joint operating agreement, continue to be separate and outside of the related JOA. The Company, through its subsidiaries, York Newspapers, Inc., Kearns-Tribune, LLC, and The Denver Post Corporation, participates in JOAs in York, Pennsylvania, Salt Lake City, Utah, and Denver, Colorado, respectively. The editorial and related expenses of The Denver Post, The Salt Lake Tribune and York Dispatch are incurred by the Company outside the related JOA. The Company controls the York JOA prior and subsequent to its 2004 restructuring and accordingly consolidates its results. However, the editorial costs associated with the York Daily Record, the other newspaper in the York JOA, were not included in the Company’s results prior to May 1, 2004, because until then, the newspaper was not owned by MediaNews. The Company also owned a 50% interest in a JOA in Charleston through May 7, 2004. See Note 3: Joint Operating Agencies of the Company’s Annual Report on Form 10-K regarding the York and Charleston JOA restructurings.

     The Company’s unconsolidated JOAs (Denver, Salt Lake City and through May 7, 2004, Charleston) are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	The Company’s proportionate share of net income from JOAs,

•	The amortization of subscriber lists created by the original purchase by the Company of the JOAs’ interests as the subscriber lists are attributable to the Company’s earnings in the JOAs, and

•	Editorial costs, miscellaneous revenue received outside of the JOA, and other charges incurred by the Company’s subsidiaries directly attributable to the JOAs in providing editorial content and news for the Company’s newspapers party to a JOA.

     Investments in unconsolidated JOAs are reported in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs” for the JOAs the Company does not control (see Note 3: Joint Operating Agencies for further discussion).

Reclassifications

     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

Guarantees

     Through its wholly-owned subsidiary, Kearns-Tribune, LLC, the Company owns a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and is also a guarantor, on a several basis, on 6.0% of up to $125.0 million of Ponderay’s credit facility, which is due April 12, 2006. In accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), the Company has no amounts related to the guarantee recorded in its financial statements because the guarantee existed prior to and has not been modified since December 31, 2002. The guarantee arose from Ponderay’s April

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12, 2000 amended and restated credit agreement that replaced a previous credit facility which had been used to finance the construction of its newsprint mill. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time the Company could be liable for its portion of the guarantee. At September 30, 2004, the Company’s share of the guarantee is approximately $4.9 million. The debt is collateralized by a deed of trust on Ponderay’s real property and a mortgage on all of Ponderay’s other assets.

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

NOTE 2: Comprehensive Income

     The Company’s comprehensive income consisted of the following:

	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Net income	$4,606	$4,308
Unrealized gain on hedging activities, net of tax	—	291
Unrealized loss on newsprint and interest rate hedging activities, reclassified to earnings, net of tax	114	565

Comprehensive income	$4,720	$5,164

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: Joint Operating Agencies

     The following tables present the summarized results of the Company’s unconsolidated JOAs on a combined basis. The Salt Lake City JOA data has been presented separately because, as of June 30, 2004, it is a significant investee of the Company determined in accordance with Rule 3-09 of Regulation S-X. The Salt Lake City JOA, Denver JOA and Other Unconsolidated JOA information is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The editorial costs, miscellaneous revenue received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004, the Charleston Daily Mail, are included in the line “Associated Revenues and Expenses.” The 20% minority interest associated with The Denver Post Corporation has not been reflected in the tables below.

	Three Months Ended September 30, 2004
				Total Income
			Associated	from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$35,876	$106,546	$125

Cost of sales	8,234	34,494	8,441
Selling, general and administrative	12,592	50,088	2,525
Depreciation and amortization	—	4,744	1,049
Other	39	346	65

Total costs and expenses	20,865	89,672	12,080

Net income	15,011	16,874	(11,955)
Partners’ share of income from unconsolidated JOAs	(6,277)	(8,437)	—

Income from unconsolidated JOAs	$8,734	$8,437	$(11,955)	$5,216

	Three Months Ended September 30, 2003
				Total Income
		Other	Associated	from
	Salt Lake	Unconsolidated	Revenues and	Unconsolidated
	City JOA	JOAs	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$33,213	$113,222	$132

Cost of sales	7,445	37,799	8,028
Selling, general and administrative	12,312	53,056	2,241
Depreciation and amortization	—	5,407	1,095
Other	2	284	181

Total costs and expenses	19,759	96,546	11,545

Net income	13,454	16,676	(11,413)
Partners’ share of income from unconsolidated JOAs	(5,610)	(8,338)	—

Income from unconsolidated JOAs	$7,844	$8,338	$(11,413)	$4,769

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4: Contingent Matters

     MediaNews and Salt Lake Tribune Publishing Company (“SLTPC”) continue to be involved in litigation over SLTPC’s option to acquire the assets used in connection with the operation and publication of The Salt Lake Tribune. Since the Company’s Annual Report on Form 10-K for the year ended June 30, 2004, there have been no significant developments in this litigation.

     The Company is not in a position at this time to comment on the likely outcome of this litigation. However, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.2 million and $1.0 million was recorded in other (income) expense, net for the three months ended September 30, 2004 and 2003, respectively, related to the cost of defending these lawsuits. The cost of defending these lawsuits has been and may continue to be substantial; however, based on the current status of this litigation, the Company believes that the future legal fees relating to this litigation will continue to be substantially lower than the Company’s prior year costs.

     MediaNews sent a notice terminating its newsprint swap agreement with Mirant Americas Energy Marketing, LP (or “Mirant”) effective September 5, 2003. In October 2003, Mirant filed a lawsuit in U.S. Bankruptcy Court for the Northern District of Texas against the Company seeking enforcement of the automatic stay provision of the bankruptcy code, seeking to assess sanctions, and seeking declaratory relief (the “Motion”). On September 1, 2004, the U.S. Bankruptcy Court for the Northern District of Texas denied Mirant’s Motion. MediaNews did not record any liability associated with the termination of this swap at the time the swap was deemed to be an ineffective hedge, except as required by SFAS No. 133.

Other

     There have been no other material changes in the other contingent matters discussed in Note 11: Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

NOTE 5: Contingent Consideration — Purchase of Original Apartment Magazine

     In conjunction with the Company’s October 1, 2002 purchase of the Original Apartment Magazine, the seller was eligible to receive an earnout of up to $6.0 million over two years dependent on future operating performance. In fiscal year 2004, year one of the earnout, the seller earned and was paid $2.3 million of the earnout which was recorded as an adjustment to goodwill at September 30, 2003. Effective September 30, 2004, or year two of the agreement, the seller earned an additional $2.6 million of the earnout, which will be paid in November 2004. The additional $2.6 million earnout payment was recorded as an adjustment to goodwill at September 30, 2004 and reflects the final payment to be made under the earnout. The seller continues to have a separate consulting agreement with the Company through September 2005.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6: Long-Term Debt

     Long-term debt (excluding capital leases) consisted of the following:

			September 30,	June 30,
			2004	2004
			(Dollars in thousands)
Bank Credit Facility (Revolving Portion)	(I	)	$141,200	$—
Bank Term Loan A	(I	)	100,000	—
Bank Term Loan C	(I	)	148,378	—
Bank Term Loan B	(I	)	—	248,750
Various Notes, payable through 2013	(II)		26,979	27,303
8.625% Senior Subordinated Notes, due 2011	(III)		—	199,388
6.875% Senior Subordinated Notes, due 2013	(IV)		297,561	297,513
6.375% Senior Subordinated Notes, due 2014	(V	)	148,704	148,680

			862,822	921,634
Less current portion of long-term debt			(4,131)	(5,083)

			$858,691	$916,551

I.	On August 30, 2004, the Company entered into an amendment and restatement of its December 30, 2003 bank credit facility (the “amended facility”). The amended facility maintains the $350.0 million revolving credit facility and provides for a $100.0 million term loan “A” and a $148.8 million term loan “C,” both of which were used to refinance the term loan “B” facility. The term loan “A” bears interest at rates based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin based on the Company’s leverage ratio. The Eurodollar and base rate borrowing margins on term loan “A” are set at 1.50% and 0.50%, respectively, through August 30, 2005, after which borrowings will bear interest at the Eurodollar or base rate, at the Company’s option, plus a borrowing margin based on the pricing grid used for the revolving credit facility. Term loan “A” requires quarterly principal payments as follows: $5.0 million beginning in March 2008 through December 2008; $7.5 million from March 2009 through December 2009; and $12.5 million from March 2010 through September 2010, with the remaining balance due at maturity on December 30, 2010. The term loan “C” bears interest based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin of 1.5% or 0.5%, respectively. Term loan “C” requires quarterly principal payments as follows: $0.4 million beginning in September 2004 through December 2009, increasing to $35.1 million from March through September 2010, with the remaining balance due at maturity on December 30, 2010. Amounts repaid under the term loan “A” and “C” facilities will not be available for re-borrowing. The Company incurred debt issuance costs of $0.3 million related to the amended facility. All other borrowing conditions of the bank credit facility entered into on December 30, 2003 as described in Note 6: Long-Term Debt of the Company’s June 30, 2004 Annual Report on Form 10-K continue to apply and have not been amended.

II.	In connection with various acquisitions, the Company’s subsidiaries have issued notes payable to prior owners and assumed certain debt obligations.

III.	In March 1999, Garden State, the predecessor issuer of MediaNews Group, Inc., issued $200.0 million of 8.625% Senior Subordinated Notes due 2011, or “8.625% Notes.” On July 1, 2004, the Company repurchased all of the outstanding borrowings under the 8.625% Notes using the net proceeds of its 6.375% Notes, together with cash on hand and borrowings under its bank credit facility. The Company paid $8.6 million in premiums and related costs associated with the redemption of the 8.625% Notes which was charged to “other (income) expense, net” during the three months ended September 30, 2004.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

IV.	On November 25, 2003, the Company completed the sale of $300.0 million of its 6.875% Senior Subordinated Notes due 2013 (or “6.875% Notes”). See Note 6: Long-Term Debt of the Company’s June 30, 2004 Annual Report on Form 10-K for further description.

V.	On January 26, 2004, the Company completed the sale of $150.0 million of its 6.375% Senior Subordinated Notes due 2014 (or “6.375% Notes”). The Company ultimately used the proceeds of the sale of $146.9 million, together with cash on hand and borrowings under the new bank credit facility to repurchase all of its outstanding $200.0 million 8.625% Notes on July 1, 2004. See Note 6: Long-Term Debt of the Company’s June 30, 2004 Annual Report on Form 10-K for further description.

     Maturities of long-term debt for the next five fiscal years ending June 30 and thereafter beginning with the fiscal year ended June 30, 2005 (except for June 30, 2005, which is only reflective of the nine months remaining) are shown below (in thousands):

2005	$3,381
2006	3,657
2007	3,715
2008	13,510
2009	28,363
Thereafter	810,196

$862,822

     The table above does not include capital lease obligations of $6.8 million.

     The fair market values of the 6.875% Notes and 6.375% Notes at September 30, 2004 were approximately $309.0 million and $147.4 million, respectively. The carrying value of the Company’s bank debt, which has interest rates tied to prime or the Eurodollar, approximates its fair value. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents its original issue price net of remaining original issue discounts, if applicable.

     In January 1998, the Company entered into an option agreement in association with the acquisition financing related to one of its newspapers. The option entitles the holder to purchase the assets used in the publication of one of the Company’s newspaper properties, which the option holder can currently exercise or put to the Company based on a predetermined formula. At September 30, 2004, the option repurchase price is valued at approximately $6.4 million and is recorded as a component of other long-term liabilities (at June 30, 2004, the option repurchase price was valued at approximately $11.4 million). The $5.0 million reduction in the liability was credited to other (income) expense, net during the three month period ended September 30, 2004. The purchase price of the option can increase or decrease each quarter based on the performance of the publication because a significant component of the option repurchase formula is the trailing cash flows of the publication. If the option is put to the Company, the Company expects to fund the payment with available borrowings from its bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in the Company’s balance sheet as long-term. The option expires in January 2010.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7: Employee Benefit Plans

     Components of Net Periodic Benefit Cost (Pension and Other Benefits):

	Pension Plans
	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Service cost	$279	$286
Interest cost	1,487	1,422
Expected return on plan assets	(1,591)	(1,760)
Amortization of deferral	115	115
Amortization of net loss	510	402

Net periodic benefit cost	$800	$465

	Other Benefits
	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Service cost	$87	$83
Interest cost	81	82
Expected return on plan assets	—	—
Amortization of deferral	—	(1)
Amortization of net loss	16	23

Net periodic benefit cost	$184	$187

Employer Contributions

     The Company expects to contribute between $2.0 million and $3.0 million to its pension plans in fiscal year 2005. As of September 30, 2004, contributions of approximately $1.2 million have been made.

NOTE 8: Other Transactions

     Effective September 30, 2004, Piedmont Television Holdings LLC (or “Piedmont”) terminated the Joint Sales Agreement (or “JSA”) and purchase agreement between the Company’s Anchorage, Alaska affiliate, KTVA, and Piedmont’s station, KTBY. The termination of the JSA is not expected to have any material impact on the operations or valuation of the Company’s television station, KTVA. For further discussion, see Note 5: Acquisitions, Dispositions and Other Transactions of the Company’s June 30, 2004 Annual Report on Form 10-K.

NOTE 9: Equity Investments (Non-JOA)

     The following table represents the summary financial data, on a combined basis, for the Company’s non-JOA equity investments (the entities represented in the table below are included at 100%). For a listing of the Company’s equity investments, see Note 2: Significant Accounting Policies and Other Matters – Investments of the Company’s June 30, 2004 Annual Report on Form 10-K.

	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Total revenues	$50,929	$51,985
Net income	$7,212	$7,856

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Results

     We have provided below certain summary historical financial data for the three months ended September 30, 2004 and 2003, including the percentage change between periods.

	Three Months Ended September 30,
	2004	2003	2004 vs. 2003
	(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$191,653	$185,077	3.6%

Income from Unconsolidated JOAs	5,216	4,769	9.4

Cost of Sales	60,761	58,204	4.4
Selling, General and Administrative	95,919	90,024	6.5
Depreciation and Amortization	10,109	10,225	(1.1)
Interest Expense	12,216	14,078	(13.2)
Other (Income) Expense, Net	5,435	4,134	31.5

Total Costs and Expenses	184,440	176,665	4.4

Equity Investment Income, Net	2,124	2,172	(2.2)

Minority Interest	(6,600)	(8,161)	(19.1)

Net Income	4,606	4,308	6.9

CASH FLOW DATA:
Cash Flows from:
Operating Activities	$7,474	$18,862
Investing Activities	(1,530)	(1,353)
Financing Activities	(68,475)	(14,138)

NON-GAAP FINANCIAL DATA(a):
Adjusted EBITDA	$34,973	$36,849	(5.1)%
Minority Interest in Adjusted EBITDA	(9,265)	(11,275)	(17.8)
Combined Adjusted EBITDA of Unconsolidated JOAs	8,900	8,892	0.1
EBITDA of Texas-New Mexico Newspapers Partnership(b)	2,290	2,417	(5.3)

Adjusted EBITDA Available to Company	$36,898	$36,883	0.0%

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation, and through April 30, 2004, The York Newspaper Company, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote b). See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information.

(b)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants. Previously, we had included distributions from the Texas-New Mexico Newspapers Partnership in Adjusted EBITDA Available to Company. However, now we include our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership. This change was made in order to better conform to the definition of operating cash flows in our debt agreements. All periods presented reflect this change.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary Supplemental Non-GAAP Financial Data

     Joint operating agencies, or JOAs, represent an operating structure that is unique to the newspaper industry. Prior to EITF 00-1, which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests on a pro-rata consolidated basis. Under this method, we consolidated, on a line-item basis, our proportionate share of the JOAs’ operations. Although pro-rata consolidation is no longer considered an acceptable method for our financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations and the amount of operating cash flow available to meet debt service and capital expenditure requirements. Our JOA agreements do not restrict cash distributions to the owners and in general our JOAs make monthly distributions. We use pro-rata consolidation to internally evaluate our performance and present it here because our bank credit agreement and the indentures governing our senior subordinated notes define cash flows from operations for covenant purposes using pro-rata consolidation. We also believe financial analysts and investors use the pro-rata consolidation and the resulting Adjusted EBITDA, combined with capital spending requirements, and leverage analysis to evaluate our performance. This information should be used in conjunction with GAAP performance measures in order to evaluate our overall prospects and performance. Net income determined using pro-rata consolidation is identical to net income determined under GAAP.

     In the table below, we have presented the results of operations of our JOAs using pro-rata consolidation. Our JOAs include The York Newspaper Company, Denver Newspaper Agency, and the Salt Lake City JOA for all periods presented, and Charleston Newspapers through May 7, 2004. See Notes 1 and 3 to the condensed consolidated financial statements for additional discussion and analysis of the GAAP accounting for our JOAs.

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11 OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Three Months Ended September 30,
	2004	2003	2004 vs. 2003
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$265,889	$256,573	3.6%

Cost of Sales	91,225	88,487	3.1
Selling, General and Administrative	130,791	124,313	5.2
Depreciation and Amortization	13,530	13,878	(2.5)
Interest Expense	12,257	14,129	(13.2)
Other (Income) Expense, Net	5,657	4,444	27.3

Total Costs and Expenses	253,460	245,251	3.3

Minority Interest	(6,600)	(6,302)	4.7

Net Income	4,606	4,308	6.9

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:
Operating Activities	$7,474	$18,862
Investing Activities	(1,530)	(1,353)
Financing Activities	(68,475)	(14,138)

PRO-RATA OTHER DATA(a):
Adjusted EBITDA	$43,873	$43,773	0.2%
Minority Interest in Adjusted EBITDA	(9,265)	(9,307)	(0.5)
EBITDA of Texas-New Mexico Newspapers Partnership(b)	2,290	2,417	(5.3)

Adjusted EBITDA Available to Company	$36,898	$36,883	0.0%

     See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis” and “Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information.

(a)	See footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of Adjusted EBITDA, EBITDA of Texas-New Mexico Newspapers Partnership and Adjusted EBITDA Available to Company. The Minority Interest in Adjusted EBITDA shown is calculated in the same manner as described in footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” except that Minority Interest in Adjusted EBITDA shown here on a pro-rata basis includes only the minority interest in Adjusted EBITDA of the California Newspapers Partnership and The Denver Post Corporation, as pro-rata consolidation takes into account the minority interest associated with The York Newspaper Company through April 30, 2004 when we acquired The York Newspaper Company minority interest.

(b)	See footnote (b) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of EBITDA of Texas-New Mexico Newspapers Partnership.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Critical Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions. We make our estimates based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates. Critical accounting policies for us include revenue recognition; accounts receivable allowances; recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates; and pension and retiree medical benefits, which require the use of various estimates concerning the work force, interest rates, plan investment return, and involve the use of advice from consulting actuaries. Our accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuation of deferred tax assets. The notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2004 contain a more complete discussion of our significant accounting policies.

     Advertising revenue is earned and recognized when advertisements are published, inserted, aired or displayed and are net of provisions for estimated rebates, credit and rate adjustments and discounts. Circulation revenue includes home delivery subscription revenue, single copy and third party sales. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for returns. Home delivery subscription revenue is earned and recognized when the newspaper is sold and delivered to the customer or sold to home delivery independent contractors. Amounts received in advance of an advertisement or newspaper delivery are deferred and recorded on the balance sheet as a current liability (“Unearned Income”) and recognized as revenue when earned.

     Our investments in unconsolidated JOAs (Denver, Salt Lake and through May 7, 2004, Charleston) are included in the condensed consolidated balance sheet under the line item “Investment in Unconsolidated JOAs.” The operating results of our unconsolidated JOAs are reported as a single net amount, in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

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

Comparison of the Three Months Ended September 30, 2004 and 2003

     Certain transactions in fiscal year 2004 had an impact on the comparisons of our results for the three months ended September 30, 2004 and 2003. We restructured our interests in the Charleston JOA (effective May 7, 2004), as well as in the York JOA, which included exercising our option to buy out the minority partner’s interest and purchasing the masthead of the York Daily Record (effective April 30, 2004). We also purchased two weekly newspapers distributed in and around Long Beach, California: the Grunion Gazette and Downtown Gazette (January 2004).

Revenues

     Revenues for the three month period ended September 30, 2004 were $191.7 million, as compared to $185.1 million for the same period in the prior fiscal year. The change represents an increase of $6.6 million, or 3.6%. On a same newspaper basis (after adjusting for the aforementioned fiscal year 2004 Gazette transaction), the following changes occurred in our significant revenue categories between the three month periods ended September 30, 2004 and 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Advertising Revenues. Advertising revenues increased by approximately 4.0% for the three month period ended September 30, 2004, as compared to the same period in prior fiscal year. The increase in advertising revenue was due principally to increases in classified and preprint advertising categories, as well as increases in revenues from our Internet operations, offset in part by small decreases in retail and national advertising. For the three month period ended September 30, 2004, classified employment and real estate advertising increased at the majority of our newspapers. However, gains in employment and real estate advertising were somewhat offset by declines in classified automotive advertising.

     Circulation Revenues. Circulation revenues decreased by 1.4% for the three month period ended September 30, 2004 as compared to the same period in prior fiscal year. The decrease was primarily due to competitive pricing pressures at our southern California newspapers, which resulted in our offering greater discounts to acquire new subscribers with long-term orders, as well as reducing our subscription rates to retain our current subscribers. The reduction in revenue from discounting long-term orders and offering discounted rates to current subscribers is generally offset with cost savings from writing fewer new orders, while growing circulation volumes.

Income from Unconsolidated JOAs

     Income from unconsolidated JOAs for the three month period ended September 30, 2004 was $5.2 million, as compared to $4.8 million for the same period in prior fiscal year. The aforementioned Charleston restructuring had the net impact of decreasing income from unconsolidated JOAs by $0.4 million for the quarter. Excluding the impact of the Charleston restructuring, the increase was primarily due to improved results at the Salt Lake JOA and to a lesser extent, improved results at the Denver JOA. Revenues were up at both the Salt Lake and Denver JOAs, as were JOA associated expenses, which increased by approximately 3.0%.

Cost of Sales

     Cost of sales for the three month period ended September 30, 2004 was $60.8 million, as compared to $58.2 million for the same period in prior fiscal year. The change represents an increase of $2.6 million, or 4.4%. The aforementioned York restructuring and weekly newspaper purchase transactions in fiscal year 2004 had the net impact of increasing cost of sales by $1.1 million for the three month period ended September 30, 2004, as compared to the same period in prior fiscal year. Excluding these transactions, cost of sales for the three month period increased 2.6%. The current year increase in cost of sales was due in part to a 10.7% increase in our average price per metric ton of newsprint consumed. Our average price was approximately $518 per metric ton for the three month period ended September 30, 2004, as compared to $468 per metric ton for the same period in fiscal year 2004. Partially offsetting the increase in the newsprint average price per metric ton was a small decrease in our newsprint consumption.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expense for the three month period ended September 30, 2004 was $95.9 million, as compared to $90.0 million for the same period in prior fiscal year. The change represents an increase of $5.9 million, or 6.5%. The aforementioned York restructuring and weekly newspaper purchase transactions in fiscal year 2004 had the net impact of increasing SG&A by $0.7 million for the three month period ended September 30, 2004, as compared to the same period in prior fiscal year. Excluding these transactions, SG&A increased 5.9%. The current year increase is primarily the result of increases in employee costs, including health care and retirement benefits, as well as increased costs directly associated with the growth in our advertising revenues and Internet operations.

Interest Expense

     Interest expense for the three month period ended September 30, 2004 was $12.2 million, as compared to $14.1 million, for the same period in prior fiscal year. The change represents a decrease of $1.9 million, or 13.2%. The decrease in interest expense was the result of a decrease in average debt outstanding due to debt paydowns, in fiscal year 2004, and continued paydowns in fiscal year 2005, as well as a reduction in the weighted average cost of debt in fiscal year 2005 compared to fiscal year 2004. For the three month period ended September 30, 2004, our average debt outstanding decreased $19.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

million, or 2.2%, and our weighted average interest rate decreased 71 basis points, in each case, as compared to the same period in prior year. The lower weighted average cost of debt was a result of the November 2003 refinancing of our 8 3/4% Senior Subordinated Notes with our 6 7/8% Senior Subordinated Notes, the restructuring of our bank credit agreement (December 2003 and August 2004) and the July 2004 retirement of our 8 5/8% Senior Subordinated Notes with proceeds from our 6 3/8% Senior Subordinated Notes, cash on hand and borrowings from our bank credit facility. These lower interest rates were offset in part by increases in LIBOR over the prior year, which is used to determine the interest rate under our bank credit facility. Interest expense was also impacted in prior year by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $0.9 million for the three month period ended September 30, 2003. We had no interest rate swap agreements during the three month period ended September 30, 2004. Excluding the impact of the interest rate swaps in the prior year, our weighted average interest rate decreased by approximately 115 basis points.

Other (Income) Expense, Net

     Other (income) expense, net for the three month period ended September 30, 2004 was $5.4 million, as compared to $4.1 million for the same period in prior fiscal year. We include in other (income) expense, net costs or income items that are not related to current operations.

     The charges incurred for the three month period ended September 30, 2004 relate to litigation expense of $0.2 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $(5.0) million reduction related to the periodic change in the estimated cost to repurchase an option held by a third party to acquire one of our newspapers, $9.2 million for the repurchase premiums and unamortized discounts associated with the early redemption of our 8 5/8% Notes, $0.2 million related to hedging activities, which did not qualify for hedge accounting under SFAS No. 133, and $0.8 million related to various other costs not related to ongoing operations.

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

     Net cash flows from operating activities were approximately $7.5 million and $18.9 million, respectively, for the three months ended September 30, 2004 and 2003. The decrease of $11.4 million was largely attributable to an increase in working capital, due principally to increases in accounts receivable and other current assets due to timing of cash receipts, decreases in the current tax liability, and timing of payments of accounts payable and accrued liabilities.

     Net cash flows from investing activities were comparable between periods at $(1.5) million and $(1.4) million, respectively, for the three months ended September 30, 2004 and 2003.

     Net cash flows from financing activities were $(68.5) million and $(14.1) million for the three months ended September 30, 2004 and 2003, respectively. The activity for the three months ended September 30, 2004 includes using cash on hand and available borrowings under the revolver portion of our credit facility to repurchase all of our outstanding $200.0 million 8 5/8% Senior Subordinated Notes for $208.6 million (including $8.6 million of repurchase premiums). In addition, activity for the three months ended September 30, 2004 includes normal borrowings and paydowns on long-term debt. Prior year’s net paydown consisted of normal borrowings and paydowns on long-term debt. Total paydowns on long-term debt were $4.6 million, net of refinancing costs and repurchase premiums, for the three months ended September 30, 2004, as compared to $13.1 million for the same period in prior year.

Liquidity

     On August 30, 2004, we amended and restated our December 30, 2003 bank credit facility to take advantage of lower pricing available in the bank loan market. Our amended bank credit facility provides for borrowings of up to $598.8 million,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

consisting of a $350.0 million revolving credit facility, a $100.0 million term loan “A” and a $148.8 million term loan “C.” During the next twelve months we will make scheduled quarterly principal payments of $0.4 million under term loan “C,” which we intend to pay from operating cash flows. Any payments on the term loan cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. At September 30, 2004, the balances outstanding under the revolving credit portion of our bank credit facility, term loan “A” and term loan “C” were $141.2 million, $100.0 million and $148.4 million, respectively. As of September 30, 2004, we had $200.2 million available for future borrowings under the revolver portion of our new bank credit facility, net of $8.6 million in outstanding letters of credit.

     In January 1998, we entered into an option agreement in association with the acquisition financing related to one of our newspapers. The option entitles the holder to purchase the assets used in the publication of one of our newspaper properties, which the option holder can currently exercise or put to us based on a predetermined formula. The option repurchase price at September 30, 2004 is valued at approximately $6.4 million, and is recorded as a component of other long-term liabilities. If the option were put to us, the payment would be funded with available borrowings from the revolving credit portion of our bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in our balance sheet as long-term.

     The Denver Post Shareholder Agreement provides us with a call option on Media General’s 20% interest in The Denver Post Corporation. Our call option became exercisable on July 1, 2004 and expires June 30, 2005. The price of the call, if or when it is exercised, is based on the appraised fair market value of The Denver Post Corporation, less debt of The Denver Post Corporation. We have one year to close on the purchase from the date of any call notice. No amounts are recorded in our financial statements related to the call option. We are currently evaluating our options with respect to our right to call Media General’s 20% interest in The Denver Post Corporation.

     Stephens Media Group (“SMG”), a 26.28% partner in the California Newspapers Partnership (“CNP”), has a right to require CNP to redeem its interest in CNP, at its fair market value (plus interest through closing), any time after January 1, 2005. If such right is exercised, SMG’s interest must be redeemed within two years of the determination of its fair market value. We are not currently aware of any intentions on the part of SMG to exercise its put. No amounts are recorded in our financial statements related to SMG’s put right.

     Our ability to service our debt and fund planned capital expenditures depends on our ability to generate operating cash flows in the future. Based on current levels, we believe our cash flow from operations, cash on hand and borrowings available under our bank credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2005 will be approximately $2.0 million to $3.0 million, of which $1.2 million has been made through September 30, 2004. We also expect federal income tax payments to significantly increase during fiscal year 2005 related to the impact of alternative minimum taxes.

Off-Balance Sheet Arrangements and Contractual Obligations

     Our various contractual obligations and funding commitments related to our long-term debt have changed since our Annual Report on Form 10-K for the year ended June 30, 2004 as more fully described above and in Note 6: Long-Term Debt of our notes to the condensed consolidated financial statements.

     Our off-balance sheet arrangements have not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Capital Expenditures

	Capital Expenditures
	Three Months Ended September 30, 2004
	(Dollars in thousands)
	Wholly-Owned
	Subsidiaries and	Non Wholly-Owned	Our Share of
	Consolidated JOAs	Subsidiaries	Unconsolidated JOAs	Total
Total Capital Projects	$2,728	$2,227	$1,129	$6,084

Less Minority Partners’ Share	—	(1,014)	(226)	(1,240)

Our Share of Capital Projects	$2,728	$1,213	$903	$4,844

Near Term Outlook

Newsprint Prices

     In July 2004, newsprint suppliers announced a $50 per metric ton increase to be effective September 1, 2004. We are not currently paying the September 1, 2004 price increase and are uncertain as to whether all or part of the price increase will be implemented in the near term as North American newsprint consumption continues to trail the prior year. The October 2004 RISI (“Resource Information Systems, Inc.”) price index for 30 pound newsprint was $560 per metric ton compared to $505 per metric ton in October 2003.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK

Debt

     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes a bank term loan and bank credit facility.

     The following table provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of September 30, 2004.

Interest Rate Sensitivity
Principal or Notional Amount by Expected Maturity
Average Interest or Swap Rate

	Years Ended June 30,								Fair Value
									September 30,
	2005	2006	2007	2008	2009	Thereafter	Total		2004
	(Dollars in thousands)
Liabilities
Long-Term Debt including Current Portion
Fixed Rate	$—	$—	$—	$—	$—	$446,265	$446,265		$456,375
Average Interest Rate	6.43%	6.43%	6.43%	6.43%	6.43%	6.43%

Variable Rate	$1,116	$1,488	$1,488	$11,488	$26,488	$347,510	$389,578		$389,578
Average Interest Rate	3.42%	3.42%	3.42%	3.42%	3.42%	3.42%

Total							$835,843	(a)

(a)	The long-term debt (including current portion) of $835.8 million from the Market Risk table above differs from total long-term debt of $862.8 million reported in Note 6: Long-Term Debt of the notes to the condensed consolidated financial statements due to $27.0 million related to various notes payable due through 2013. The Market Risk table above excludes these long-term obligations as we could not practicably estimate fair value due to the lack of quoted market prices for these types of instruments and our inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal.

Newsprint

     See Near Term Outlook for further discussion regarding newsprint prices.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

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

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure).

	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$7,474	$18,862

Net Change in Operating Assets and Liabilities	14,554	2,404
Distributions Paid to Minority Interest	7,796	8,699
Distributions from Unconsolidated JOAs	(17,464)	(18,065)
Interest Expense	12,216	14,078
Bad Debt Expense	(2,216)	(2,269)
Pension Expense, Net of Cash Contributions	(308)	(161)
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	11,955	11,413
Net Cash Related to Other (Income), Expense	966	1,888

Adjusted EBITDA	34,973	36,849
Minority Interest in Adjusted EBITDA	(9,265)	(11,275)
Combined Adjusted EBITDA of Unconsolidated JOAs	8,900	8,892
EBITDA of Texas-New Mexico Newspapers Partnership(c)	2,290	2,417

Adjusted EBITDA Available to Company	$36,898	$36,883

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation, and through April 30, 2004, The York Newspaper Company, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and, through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote c).

(b)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004, the Charleston Daily Mail. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(c)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants. Previously, we had included distributions from the Texas-New Mexico Newspapers Partnership in Adjusted EBITDA Available to Company. However, now we include our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership. This change was made in order to better conform to the definition of operating cash flows in our debt agreements. All periods presented reflect this change.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. Dollar amounts shown are in thousands.

	Three Months Ended September 30, 2004
		Adjustment to
		Eliminate 42.5%	Unconsolidated
	As Presented	Minority Interest	JOAs Pro-Rata	As Presented on
	Under GAAP	in York JOA(1)	Adjustment(2)	a Pro-Rata Basis
Total Revenues	$191,653	$—	$74,236	$265,889

Income from Unconsolidated JOAs	5,216	—	(5,216)	—

Cost of Sales	60,761	—	30,464	91,225
Selling, General and Administrative	95,919	—	34,872	130,791
Depreciation and Amortization	10,109	—	3,421	13,530
Interest Expense	12,216	—	41	12,257

Other (Income) Expense, Net	5,435	—	222	5,657

Total Costs and Expenses	184,440	—	69,020	253,460

Minority Interest	(6,600)	—	—	(6,600)

Net Income	4,606	—	—	4,606

Adjusted EBITDA	$34,973	$—	$8,900	$43,873

	Three Months Ended September 30, 2003
		Adjustment to
		Eliminate 42.5%	Unconsolidated
	As Presented	Minority Interest	JOAs Pro-Rata	As Presented on
	Under GAAP	in York JOA(1)	Adjustment(2)	a Pro-Rata Basis
Total Revenues	$185,077	$(4,551)	$76,047	$256,573

Income from Unconsolidated JOAs	4,769	—	(4,769)	—

Cost of Sales	58,204	(962)	31,245	88,487
Selling, General and Administrative	90,024	(1,621)	35,910	124,313
Depreciation and Amortization	10,225	(145)	3,798	13,878
Interest Expense	14,078	(25)	76	14,129
Other (Income) Expense, Net	4,134	61	249	4,444

Total Costs and Expenses	176,665	(2,692)	71,278	245,251

Minority Interest	(8,161)	1,859	—	(6,302)

Net Income	4,308	—	—	4,308

Adjusted EBITDA	$36,849	$(1,968)	$8,892	$43,773

Footnotes for table above.

(1)	Adjustment to Eliminate 42.5% Minority Interest in York JOA. Eliminates The York Newspaper Company JOA minority partner’s 42.5% share from the individual line items with a corresponding adjustment to GAAP minority interest through April 30, 2004. Effective April 30, 2004, we acquired the minority interest in The York Newspaper Company. The difference between the minority interest adjustment provided in the reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (non-GAAP measure) and the pro-rata minority interest adjustment above is that certain items (Depreciation and Amortization, Interest Expense and Other (Income) Expense, Net) are excluded from Minority Interest in Adjusted EBITDA.

(2)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs. Our interest in the earnings of Newspaper Agency Corporation (Salt Lake City) is 58%, while our interests in Denver Newspaper Agency and Charleston Newspapers (through May 7, 2004) are 50%. This adjustment also includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail (through May 7, 2004). See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure).

	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$7,474	$18,862

Net Change in Operating Assets and Liabilities	14,554	2,404
Distributions Paid to Minority Interest	7,796	8,699
Distributions from Unconsolidated JOAs	(17,464)	(18,065)
Interest Expense	12,216	14,078
Bad Debt Expense	(2,216)	(2,269)
Pension Expense, Net of Cash Contributions	(308)	(161)
Net Cash Related to Other (Income), Expense	966	1,888
Combined Adjusted EBITDA of Unconsolidated JOAs(b)	8,900	8,892
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(c)	11,955	11,413
Minority Interest in Adjusted EBITDA of The York Newspaper Company (d)	—	(1,968)

Adjusted EBITDA	43,873	43,773
Minority Interest in Adjusted EBITDA	(9,265)	(9,307)
EBITDA of Texas-New Mexico Newspapers Partnership(e)	2,290	2,417

Adjusted EBITDA Available to Company	$36,898	$36,883

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote e). Note that pro-rata consolidation already takes into account our proportionate share of the results from our unconsolidated JOAs and takes into account the minority interest associated with The York Newspaper Company, through April 30, 2004 when we acquired The York Newspaper Company minority interest.

(b)	Combined Adjusted EBITDA of Unconsolidated JOAs. Calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(c)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004, the Charleston Daily Mail. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(d)	Minority Interest in Adjusted EBITDA of The York Newspaper Company is calculated as total revenues, less cost of sales and SG&A expense from the Adjustment to Eliminate 42.5% Minority Interest in York JOA column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(e)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants. Previously, we had included distributions from the Texas-New Mexico Newspapers Partnership in Adjusted EBITDA Available to Company. However, now we include our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership. This change was made in order to better conform to the definition of operating cash flows in our debt agreements. All periods presented reflect this change.

EXHIBIT INDEX

Exhibits

3.1	Second Restated and Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed January 14, 2004)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s June 30, 2004 Form 10-K)

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Registration Rights Agreement dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, BNY Capital Markets, Inc., Fleet Securities, Inc. and McDonald Investments, Inc., (incorporated by reference to Exhibit 4.2 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.4	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.5	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.6	Registration Rights Agreement dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, Credit Lyonnais Securities (USA) Inc., and Stephens Inc. (incorporated by reference to Exhibit 4.5 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.7	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.5)

10.1	Third Amendment to Credit Agreement, dated as of August 30, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K for the period ended June 30, 2004)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002