Form 10-Q
period 2004-12-31
MEDIANEWS GROUP INC
filed 2005-02-14
CIK 918944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Item (1)  Yes X  No        Item (2)  Yes    No X*

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No X

The total number of shares of the registrant’s Class A Common Stock outstanding as of February 11, 2005 was 2,298,346.

*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2004 pursuant to Section 15(d) of the Securities Exchange Act of 1934. It is filing this Quarterly Report on Form 10-Q on a voluntary basis.

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
DECEMBER 31, 2004

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

ITEM 4: CONTROLS AND PROCEDURES

     As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information regarding us and our subsidiaries required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. During the period covered by this quarterly report, there have been no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As of October 13, 2004, the holders of 93.1% of all outstanding shares of our Class A Common Stock acted by written consent in lieu of an annual meeting to re-elect Richard B. Scudder, William Dean Singleton, Jean L. Scudder and Howell E. Begle to our board of directors. Following the effectiveness of that action, our board of directors consisted of Richard B. Scudder, William Dean Singleton, Jean L. Scudder and Howell E. Begle.

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

MEDIANEWS GROUP, INC.
Dated: February 11, 2005	By:	/s/Ronald A. Mayo
Ronald A. Mayo
Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	December 31, 2004	June 30, 2004
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,432	$64,736
Accounts receivable, less allowance for doubtful accounts of $9,016 at December 31, 2004 and $9,131 at June 30, 2004	94,335	81,925
Inventories of newsprint and supplies	18,161	16,526
Prepaid expenses and other assets	10,238	8,280

TOTAL CURRENT ASSETS	124,166	171,467

PROPERTY, PLANT AND EQUIPMENT
Land	37,178	37,226
Buildings and improvements	104,894	104,993
Machinery and equipment	349,076	342,661
Construction in progress	20,895	7,110

TOTAL PROPERTY, PLANT AND EQUIPMENT	512,043	491,990
Less accumulated depreciation and amortization	(197,076)	(184,614)

NET PROPERTY, PLANT AND EQUIPMENT	314,967	307,376

OTHER ASSETS
Investment in unconsolidated JOAs	164,968	179,846
Equity investments	92,407	92,681
Subscriber accounts, less accumulated amortization of $141,926 at December 31, 2004 and $134,487 at June 30, 2004	56,541	63,980
Excess of cost over fair value of net assets acquired	421,521	418,600
Newspaper mastheads	139,266	139,266
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $31,229 at December 31, 2004 and $30,745 at June 30, 2004	4,527	5,011
Other	19,529	19,398

TOTAL OTHER ASSETS	898,759	918,782

TOTAL ASSETS	$1,337,892	$1,397,625

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY	December 31, 2004	June 30, 2004
	(Dollars in thousands, except share data)
CURRENT LIABILITIES
Trade accounts payable	$6,665	$7,180
Accrued liabilities	58,269	68,230
Unearned income	26,615	26,281
Current portion of long-term debt and obligations under capital leases	4,129	5,278

TOTAL CURRENT LIABILITIES	95,678	106,969

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	848,363	923,189

OTHER LIABILITIES	22,235	26,450

DEFERRED INCOME TAXES, NET	97,143	88,913

MINORITY INTEREST	168,652	165,084

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized:
2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	3,631	3,631
Accumulated other comprehensive loss, net of taxes	(22,021)	(19,976)
Retained earnings	126,209	105,363
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	105,821	87,020

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,337,892	$1,397,625

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(Dollars in thousands, except share data)
REVENUES
Advertising	$159,189	$152,459	$308,213	$294,484
Circulation	32,629	33,322	65,643	66,793
Other	9,798	9,858	19,413	19,439

TOTAL REVENUES	201,616	195,639	393,269	380,716

INCOME FROM UNCONSOLIDATED JOAS	9,590	10,974	14,806	15,743

COST AND EXPENSES
Cost of sales	60,964	58,998	121,725	117,202
Selling, general and administrative	93,965	88,391	189,884	178,415
Depreciation and amortization	10,108	9,825	20,217	20,050
Interest expense	12,103	14,010	24,319	28,088
Other (income) expense, net	(36)	10,094	5,399	14,228

TOTAL COSTS AND EXPENSES	177,104	181,318	361,544	357,983

EQUITY INVESTMENT INCOME, NET	3,113	3,205	5,237	5,377

MINORITY INTEREST	(9,878)	(11,727)	(16,478)	(19,888)

INCOME BEFORE INCOME TAXES	27,337	16,773	35,290	23,965

INCOME TAX EXPENSE	(11,097)	(6,787)	(14,444)	(9,671)

NET INCOME	$16,240	$9,986	$20,846	$14,294

NET INCOME PER COMMON SHARE:
Net income per common share	$7.07	$4.34	$9.07	$6.22

Weighted average number of shares outstanding	2,298,346	2,298,346	2,298,346	2,298,346

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,846	$14,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,309	22,252
Provision for losses on accounts receivable	4,368	4,154
Amortization of debt discount	541	336
Net (gain) loss on sale of assets	(109)	224
Loss on early extinguishment of debt	9,236	9,200
Proportionate share of net income from unconsolidated JOAs	(39,175)	(38,938)
Distributions from unconsolidated JOAs	47,590	37,791
Equity investment income, net	(5,237)	(5,377)
Change in defined benefit plan assets, net of cash contributions	498	549
Deferred income tax expense	9,950	8,024
Change in estimated option repurchase price	(5,556)	1,065
Minority interest	16,478	19,888
Distributions paid to minority interest	(12,342)	(17,129)
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	228	1,213
Unrealized loss on swaps	—	1,307
Change in operating assets and liabilities	(29,029)	(26,470)

NET CASH FLOWS FROM OPERATING ACTIVITIES	40,596	32,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from equity investments	5,511	5,614
Investments in equity investments	—	(50)
Business acquisitions	(2,879)	(2,519)
Capital expenditures	(21,430)	(24,541)
Proceeds from the sale of assets	322	1,559

NET CASH FLOWS FROM INVESTING ACTIVITIES	(18,476)	(19,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	406,650	375,998
Reduction of long-term debt and other liabilities	(483,450)	(379,762)
Repurchase premiums and related costs associated with long-term debt	(8,624)	(9,370)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(85,424)	(13,134)

DECREASE IN CASH AND CASH EQUIVALENTS	(63,304)	(688)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,736	3,343

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,432	$2,655

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: Significant Accounting Policies and Other Matters

Basis of Quarterly Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2005.

Joint Operating Agencies

     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each of the individual newspapers that are party to a joint operating agreement continue to be separate and outside of the related JOA. The Company, through its subsidiaries, York Newspapers, Inc., Kearns-Tribune, LLC, and The Denver Post Corporation, participates in JOAs in York, Pennsylvania, Salt Lake City, Utah, and Denver, Colorado, respectively. The editorial and related expenses of The Denver Post, The Salt Lake Tribune and York Dispatch are incurred by the Company outside the related JOA. The Company controls the York JOA prior and subsequent to its fiscal year 2004 restructuring and accordingly consolidates its results. However, the editorial costs associated with the York Daily Record, the other newspaper in the York JOA, were not included in the Company’s results prior to May 1, 2004 because, until then, the newspaper was not owned by MediaNews. The Company also owned a 50% interest in a JOA in Charleston, West Virginia through May 7, 2004. See Note 3: Joint Operating Agencies of the Company’s June 30, 2004 Annual Report on Form 10-K and Note 4: Contingent Matters of this Form 10-Q regarding the York and Charleston JOA restructurings.

     The Company’s unconsolidated JOAs (Denver, Salt Lake City and, through May 7, 2004, Charleston) are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

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

Guarantees

     Through its wholly-owned subsidiary, Kearns-Tribune, LLC, the Company owns a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and is also a guarantor, on a several basis, on 6.0% of up to $125.0 million of Ponderay’s credit facility, which is due April 12, 2006. In accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Others (“FIN No. 45”), the Company has no amounts related to the guarantee recorded in its financial statements because the guarantee existed prior to and has not been modified since December 31, 2002. The guarantee arose from Ponderay’s April 12, 2000 amended and restated credit agreement that replaced a previous credit facility which had been used to finance the construction of its newsprint mill. The guarantee could be triggered by Ponderay’s failure to meet any of its bank covenants, at which time the Company could be liable for its portion of the guarantee. At December 31, 2004, the Company’s share of the guarantee is approximately $4.3 million. The debt is collateralized by a deed of trust on Ponderay’s real property and a mortgage on all of Ponderay’s other assets.

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

NOTE 2: Comprehensive Income

     The Company’s comprehensive income consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income	$16,240	$9,986	$20,846	$14,294
Unrealized gain on hedging activities, net of tax	—	—	—	291
Unrealized loss on newsprint and interest rate hedging activities, reclassified to earnings, net of tax	114	648	228	1,213
Minimum pension liability adjustment, net of tax	(2,273)	(379)	(2,273)	(379)

Comprehensive income	$14,081	$10,255	$18,801	$15,419

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: Joint Operating Agencies

     The following tables present the summarized results of the Company’s unconsolidated JOAs on a combined basis. The Salt Lake City JOA data has been presented separately because, as of June 30, 2004, it is a significant investee of the Company determined in accordance with Rule 3-09 of Regulation S-X. Beginning in fiscal year 2005, the Denver JOA data also is presented separately as a result of the Charleston JOA restructuring in May 2004 (see Note 1: Significant Accounting Policies and Other Matters). The fiscal year 2004 data combines the Denver JOA and Charleston JOA data in the column “Other Unconsolidated JOAs.” The Salt Lake City JOA, Denver JOA and Other Unconsolidated JOA information is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The editorial costs, miscellaneous revenue received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and, through May 7, 2004, the Charleston Daily Mail, are included in the column “Associated Revenues and Expenses.” The 20% minority interest associated with The Denver Post Corporation has not been reflected in the tables below.

	Three Months Ended December 31, 2004
				Total Income
			Associated	from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$38,096	$113,383	$122

Cost of sales	7,748	34,838	8,967
Selling, general and administrative	13,755	49,119	2,534
Depreciation and amortization	—	4,584	1,043
Other	127	70	(8)

Total costs and expenses	21,630	88,611	12,536

Net income	16,466	24,772	(12,414)
Partners’ share of income from unconsolidated JOAs	(6,848)	(12,386)	—

Income from unconsolidated JOAs	$9,618	$12,386	$(12,414)	$9,590

	Six Months Ended December 31, 2004
				Total Income
			Associated	from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$73,972	$219,929	$247

Cost of sales	15,982	69,332	17,408
Selling, general and administrative	26,347	99,207	5,059
Depreciation and amortization	—	9,328	2,092
Other	166	416	57

Total costs and expenses	42,495	178,283	24,616

Net income	31,477	41,646	(24,369)
Partners’ share of income from unconsolidated JOAs	(13,125)	(20,823)	—

Income from unconsolidated JOAs	$18,352	$20,823	$(24,369)	$14,806

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31, 2003
				Total Income
		Other	Associated	from
	Salt Lake	Unconsolidated	Revenues and	Unconsolidated
	City JOA	JOAs	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$36,323	$123,033	$122

Cost of sales	8,360	37,921	8,265
Selling, general and administrative	12,770	51,061	2,273
Depreciation and amortization	—	5,548	1,107
Other	—	713	259

Total costs and expenses	21,130	95,243	11,904

Net income	15,193	27,790	(11,782)
Partners’ share of income from unconsolidated JOAs	(6,332)	(13,895)	—

Income from unconsolidated JOAs	$8,861	$13,895	$(11,782)	$10,974

	Six Months Ended December 31, 2003
				Total Income
		Other	Associated	from
	Salt Lake	Unconsolidated	Revenues and	Unconsolidated
	City JOA	JOAs	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$69,536	$236,255	$254

Cost of sales	15,805	75,720	16,293
Selling, general and administrative	25,082	104,117	4,514
Depreciation and amortization	—	10,955	2,202
Other	2	997	440

Total costs and expenses	40,889	191,789	23,449

Net income	28,647	44,466	(23,195)
Partners’ share of income from unconsolidated JOAs	(11,942)	(22,233)	—

Income from unconsolidated JOAs	$16,705	$22,233	$(23,195)	$15,743

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4: Contingent Matters

     MediaNews and Salt Lake Tribune Publishing Company (“SLTPC”) continue to be involved in litigation over SLTPC’s option to acquire the assets used in connection with the operation and publication of The Salt Lake Tribune (the “Option Agreement”). For additional discussion on the litigation, please refer to Note 11: Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

     One issue in dispute is the exercise price should SLTPC acquire the Tribune Assets (defined as all of the assets used, held for use or usable in connection with the operation and publication of The Salt Lake Tribune). The terms of the Option Agreement specify an appraisal process for determination of the fair market value of the Tribune Assets. In this appraisal process, each party engaged an appraisal firm to value the Tribune Assets at their fair market value. The Company’s appraisal valued the Tribune Assets at $380.0 million, whereas SLTPC’s appraisal valued the Tribune Assets at $218.0 million. Because the Company’s and SLTPC’s appraisals were more than 10% apart, the appraisers appointed by the Company and SLTPC were required to jointly select a third appraiser. Under the terms of the Option Agreement, the final option purchase price is based on the average of the third appraisal valuation with the closer of the first two appraisals. On June 11, 2003, the third appraiser issued its final report valuing the Tribune Assets at $331.0 million. Because the third appraiser’s valuation is closer to the Company’s appraisal, under the Option Agreement those two appraisals would be averaged together for an option exercise price of $355.5 million for the Tribune Assets. After the third appraiser’s final report was issued, SLTPC filed a lawsuit in the District Court on June 24, 2003 (the “appraisal lawsuit”), challenging the valuation performed by the third appraiser and seeking to set aside the third appraisal and the $355.5 exercise price. The District Court ruled that the appraisal process constituted an arbitration under the Federal Arbitration Act (“FAA”) and that any challenge must therefore be made under the procedures set forth in the FAA. The District Court subsequently denied SLTPC’s motion under the FAA procedures seeking to set aside the appraisal, and, as a consequence of its arbitration rulings, also dismissed the appraisal lawsuit. SLTPC appealed those rulings to the Tenth Circuit, and on November 30, 2004, the Tenth Circuit reversed the District Court’s rulings. While taking no position on the merits of the dispute as to the finality of the third appraisal and the validity of the $355.5 million exercise price, the Tenth Circuit held that the Option Agreement’s appraisal procedure did not constitute arbitration within the meaning of the FAA. The Tenth Circuit accordingly reinstated SLTPC’s appraisal lawsuit, which the District Court had dismissed under the reasoning that the appraisal constituted arbitration. In the reinstated appraisal lawsuit, SLTPC seeks relief that includes (a) the setting aside of the third appraisal; (b) the setting aside of all three appraisals, so that an entirely new appraisal process must be conducted; or (c) alternatively, if the exercise price of $355.5 million is held to be final and binding, monetary damages from the third appraiser for alleged breaches of contractual and fiduciary duties. SLTPC does not seek damages in the appraisal lawsuit from the Company. No schedule of proceedings has been set at this time in the appraisal lawsuit.

     During the time in which the appraisal and exercise price issues were on appeal before the Tenth Circuit, SLTPC’s main action was stayed (and the November 3, 2003 trial date was vacated). The District Court has not yet indicated whether that stay will remain in place until SLTPC’s appraisal lawsuit has been resolved, or whether the main action and the appraisal lawsuit will proceed simultaneously. In the main action, SLTPC’s pending claims against the Company and Kearns Tribune include claims for damages for breach of contract and breach of contractual duties (in the event some or all of the Tribune Assets are not transferred to SLTPC) and for interference with contract (arising out of the amendment of the JOA in 2001). The Company and Kearns Tribune have pending counterclaims against SLTPC, which include claims for damages for breaches of contract and interference with contract. Additionally, the Company and Kearns Tribune have pending counter claims for declaratory judgment, but no damage claims against Deseret Publishing. Deseret Publishing has pending claims against SLTPC for damages, and claims that do not seek damages against the Company and Kearns Tribune as to the meaning and enforceability of the Option Agreement and related Management and Joint Operating Agreements. Additionally, depending on the outcome of the appraisal lawsuit, the main action may include claims by the parties concerning whether the Option expired when SLTPC did not exercise it on October 10, 2003 (as the Company has contended), or whether SLTPC still has the opportunity to exercise the Option regardless of whether or not the $355.5 million exercise price is found to be binding and conclusive (as SLTPC contends). No schedule for proceedings in the main action has been set at this time.

     Also pending before the District Court is the Company’s declaratory judgment action, which seeks a ruling that the defendants, including certain individuals who control SLTPC, do not have any rights as individuals (separate from their corporate entity, SLTPC) to purchase or otherwise acquire the Tribune Assets. The District Court denied without prejudice motions to dismiss and for partial summary judgment filed by the defendants. In this same pending declaratory judgment action, the defendants filed a motion asking the District Judge to make disclosures relating to his possible recusal. This

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

motion followed similar motions in the underlying litigation, in which the District Judge made certain disclosures and declined to recuse himself. The defendants sought review of the District Court’s order from the Tenth Circuit through a petition for a writ of mandamus, which the Tenth Circuit court denied. The defendants subsequently filed a motion for recusal of the District Judge from the declaratory judgment action. That motion, which was assigned for decision to another United States District Court Judge, was denied on January 27, 2005. No schedule for proceedings in this declaratory judgment action has been set at this time.

     The Company is not in a position at this time to predict the likely outcome of this litigation. However, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.2 million and $0.4 million, respectively, was recorded in other (income) expense, net for the three and six months ended December 31, 2004, related to the cost of defending these lawsuits. The cost of defending these lawsuits may continue to be substantial.

Other

     In May 2004, the Company restructured its interest in Charleston Newspapers (“Charleston JOA”). In exchange for $55.0 million (less a net adjustment for 50% of Charleston Newspapers’ net working capital, long-term employee benefits liabilities and long-term debt) and a limited partnership interest in a newly formed entity (Charleston Newspapers Holdings, L.P.), the Company contributed its general partnership interest in Charleston Newspapers and the masthead of the Charleston Daily Mail to Charleston Newspapers Holdings L.P. The Company’s former partner in Charleston Newspapers is the general partner in Charleston Newspapers Holdings L.P. In addition, in conjunction with the restructuring, the Company also agreed to continue to be responsible for the news and editorial content of the Charleston Daily Mail. Under the Company’s agreement with Charleston Newspapers Holdings L.P., the Company is reimbursed for the cost of providing the news and editorial content of the Charleston Daily Mail and paid a management fee. The Company’s limited partnership interest does not entitle it to any share of the profits or losses of the limited partnership.

     Also in May 2004, the Company restructured its interest in The York Newspaper Company (“York JOA”) through the exercise of its call option to acquire the remaining 42.5% interest in The York Newspaper Company and the masthead of the York Daily Record for approximately $38.3 million. After the option exercise and the restructuring of the York JOA, the Company became responsible for the news and editorial content of the York Daily Record and an affiliate of its former partner in The York Newspaper Company became responsible for providing the news and editorial content for The York Dispatch. Under the restructured York JOA, the Company reimburses the affiliate of its former partner for the cost of providing the news and editorial content of The York Dispatch, plus a management fee of $240,000 per year, indexed for inflation.

     The Company and the other participants in such restructurings have received civil investigative demands from the Department of Justice seeking information concerning the recent restructurings of the Charleston and York JOAs. In discussions with the Department of Justice, the Company has proposed potential amendments to the agreements governing the York JOA to clarify the rights and obligations of the parties under certain circumstances. The Company anticipates that any such amendments would not be material. The Company believes that the general partner in Charleston Newspapers Holdings L.P. will propose similar amendments to the Charleston JOA.

     There have been no other material changes in the other contingent matters discussed in Note 11: Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5: Contingent Consideration — Purchase of Original Apartment Magazine

     In conjunction with the Company’s October 1, 2002 purchase of the Original Apartment Magazine, the seller was eligible to receive an earnout of up to $6.0 million over two years dependent on future operating performance. On September 30, 2003, year one of the earnout, the seller earned and was paid $2.3 million of the earnout which was recorded as an adjustment to goodwill at September 30, 2003. Effective September 30, 2004, or year two of the agreement, the seller earned an additional $2.6 million of the earnout, which was paid in November 2004. This payment was recorded as an adjustment to goodwill at September 30, 2004 and reflects the final payment to be made under the earnout agreement. The seller continues to have a separate consulting agreement with the Company through September 2005.

NOTE 6: Long-Term Debt

     Long-term debt (excluding capital leases) consisted of the following:

			December 31,	June 30,
			2004
			(Dollars in thousands)
Bank Credit Facility (Revolving Portion)	(I	)	$126,000	$—
Bank Term Loan A	(I	)	100,000	—
Bank Term Loan C	(I	)	148,006	—
Bank Term Loan B	(I	)	—	248,750
Various Notes, payable through 2013	(II)		25,920	27,303
8.625% Senior Subordinated Notes, due 2011	(III)		—	199,388
6.875% Senior Subordinated Notes, due 2013	(IV)		297,611	297,513
6.375% Senior Subordinated Notes, due 2014	(V	)	148,729	148,680

			846,266	921,634
Less current portion of long-term debt			(3,960)	(5,083)

			$842,306	$916,551

I.	On August 30, 2004, the Company entered into an amendment and restatement of its December 30, 2003 bank credit facility (the “amended facility”). The amended facility maintains the $350.0 million revolving credit facility and provides for a $100.0 million term loan “A” and a $148.8 million term loan “C,” both of which were used to refinance the term loan “B” facility. The term loan “A” bears interest at rates based upon, at the Company’s option, Eurodollar or base rates (derived from prime), plus a borrowing margin based on the Company’s leverage ratio. The Eurodollar and base rate borrowing margins on term loan “A” are set at 1.50% and 0.50%, respectively, through August 30, 2005, after which borrowings will bear interest at the Eurodollar or base rate, at the Company’s option, plus a borrowing margin based on the pricing grid used for the revolving credit facility. Term loan “A” requires quarterly principal payments as follows: $5.0 million beginning in March 2008 through December 2008; $7.5 million from March 2009 through December 2009; and $12.5 million from March 2010 through September 2010, with the remaining balance due at maturity on December 30, 2010. The term loan “C” bears interest based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin of 1.5% or 0.5%, respectively. Term loan “C” requires quarterly principal payments as follows: $0.4 million beginning in September 2004 through December 2009, increasing to $35.1 million from March through September 2010, with the remaining balance due at maturity on December 30, 2010. Amounts repaid under the term loan “A” and “C” facilities will not be available for re-borrowing. The Company incurred debt issuance costs of $0.3 million related to the amended facility. All other borrowing conditions of the bank credit facility entered into on December 30, 2003, as described in Note 6: Long-Term Debt of the Company’s June 30, 2004 Annual Report on Form 10-K, continue to apply and have not been amended.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
II.	In connection with various acquisitions, the Company’s subsidiaries have issued notes payable to prior owners and assumed certain debt obligations.

III.	In March 1999, Garden State, the predecessor issuer of MediaNews Group, Inc., issued $200.0 million of 8.625% Senior Subordinated Notes due 2011, or “8.625% Notes.” On July 1, 2004, the Company repurchased all outstanding 8.625% Notes using cash on hand and borrowings under its bank credit facility. The Company paid $8.6 million in premiums and related costs associated with the redemption of the 8.625% Notes which was charged to “other (income) expense, net” during the three months ended September 30, 2004.

IV.	On November 25, 2003, the Company completed the sale of $300.0 million of its 6.875% Senior Subordinated Notes due 2013 (or “6.875% Notes”). See Note 6: Long-Term Debt of the Company’s June 30, 2004 Annual Report on Form 10-K for further description.

V.	On January 26, 2004, the Company completed the sale of $150.0 million of its 6.375% Senior Subordinated Notes due 2014 (or “6.375% Notes”). The Company used the proceeds of the sale of $146.9 million to temporarily prepay all borrowings under the new bank credit facility. Such prepayment was reborrowed and used, along with cash on hand, to repurchase all of its outstanding $200.0 million 8.625% Notes on July 1, 2004. See Note 6: Long-Term Debt of the Company’s June 30, 2004 Annual Report on Form 10-K for further description.

     Maturities of long-term debt for the next five fiscal years ending June 30 and thereafter beginning with the fiscal year ended June 30, 2005 (except for June 30, 2005, which is only reflective of the six months remaining) are shown below (in thousands):

2005	$1,884
2006	3,723
2007	3,715
2008	13,510
2009	28,363
Thereafter	795,071

$846,266

     The table above does not include capital lease obligations of $6.2 million.

     The fair market values of the 6.875% Notes and 6.375% Notes at December 31, 2004 were approximately $307.5 million and $148.5 million, respectively. The carrying value of the Company’s bank debt, which has interest rates tied to prime or the Eurodollar, approximates its fair value. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents the Company’s original issue price net of remaining original issue discounts, if applicable.

     In January 1998, the Company entered into an option agreement in association with the acquisition financing related to one of its newspapers. The option entitles the holder to purchase the assets used in the publication of one of the Company’s newspaper properties, which the option holder can currently exercise or put to the Company based on a predetermined formula. At December 31, 2004, the option repurchase price is valued at approximately $5.9 million and is recorded as a component of other long-term liabilities (at September 30, 2004 and June 30, 2004, the option repurchase price was valued at approximately $6.4 million and $11.4 million, respectively). The $0.5 million and $5.5 million reduction in the liability was credited to other (income) expense, net during the three and six month periods ended December 31, 2004, respectively. The purchase price of the option can increase or decrease significantly each quarter based on the performance of the publication because a significant component of the option repurchase formula is the twenty-four month trailing cash flows of the publication. If the option is put to the Company, the Company expects to fund the payment with available borrowings from its bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Refinanced, the option repurchase price remains classified in the Company’s balance sheet as long-term. The option expires in January 2010 at which time if the option remains outstanding, the Company would be required to repurchase the option.

NOTE 7: Employee Benefit Plans

Components of Net Periodic Benefit Cost (Pension and Other Benefits):

	Pension Plans
	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Service cost	$279	$286	$558	$572
Interest cost	1,487	1,422	2,974	2,844
Expected return on plan assets	(1,591)	(1,760)	(3,182)	(3,520)
Amortization of deferral	115	115	230	230
Amortization of net loss	510	402	1,020	804
Curtailment loss	443	—	443	—

Net periodic benefit cost	$1,243	$465	$2,043	$930

	Other Benefits
	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Service cost	$87	$83	$174	$166
Interest cost	81	82	162	164
Expected return on plan assets	—	—	—	—
Amortization of deferral	—	(1)	—	(2)
Amortization of net loss	16	23	32	46
Curtailment loss	28	—	28	—

Net periodic benefit cost	$212	$187	$396	$374

Employer Contributions

     The Company expects to contribute between $2.0 million and $3.0 million to its pension plans in fiscal year 2005. As of December 31, 2004, contributions of approximately $1.3 million have been made.

     Effective January 1, 2005, the Company will no longer provide post-retirement health care coverage for the majority of Kearns-Tribune, LLC employees retiring after that date. In conjunction with the partial freeze of this plan, the Company recognized a small curtailment loss for the three and six months ended December 31, 2004.

     Effective April 1, 2005, the Company will freeze the defined benefit pension plan benefits associated with the employees of one of the Company’s subsidiaries. In conjunction with the freeze of the accrual of benefits for these employees, the Company recognized a curtailment loss of approximately $0.4 million for the three and six months ended December 31, 2004.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8: Other Transactions

     Effective September 30, 2004, the Company elected not to extend the Joint Sales Agreement (or “JSA”) and purchase agreement between the Piedmont Television Holding LLC (or “Piedmont”) station, KTBY, and the Company’s Anchorage, Alaska affiliate, KTVA, and as a result, the agreements were terminated. The termination of the JSA is not expected to have any material impact on the operations or valuation of the Company’s television station, KTVA. For further discussion, see Note 5: Acquisitions, Dispositions and Other Transactions of the Company’s June 30, 2004 Annual Report on Form 10-K.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
		(Dollars in thousands)
Total revenues	$70,512	$67,235	$121,441	$119,220
Net income	$10,551	$8,694	$17,763	$16,550

NOTE 10: Commitments

     In December 2004, the Company entered into a contract with a newsprint vendor to purchase newsprint based on market price beginning January 1, 2005 (24,000 metric tons for calendar year 2005) and continuing through December 31, 2009 (36,000 metric tons per year for calendar years 2006-2009).

NOTE 11: Subsequent Events

Purchase of The Park Record

     On January 4, 2005, the Company entered into a Stock Purchase Agreement, pursuant to which the Company purchased all of the outstanding common stock of Diversified Suburban Newspapers, Inc. (“Diversified”). Diversified was 50% owned by The Singleton Family Revocable Trust at the time of purchase. Diversified is the publisher of The Park Record, in Park City, Utah. The purchase price was approximately $8.0 million, subject to adjustment to reflect final working capital balances. The Company received a fairness opinion on the purchase price. The transaction was unanimously approved by the disinterested directors of the Company.

     The Singleton Family Revocable Trust holds 254,858.99 shares of the Company’s Class A Common Stock, representing 11.09% of total shares of Class A Common Stock outstanding. W. Dean Singleton, Vice Chairman, Chief Executive Officer and a director of the Company, and Howell Begle, Assistant Secretary, General Counsel and a director of the Company, are trustees of The Singleton Family Revocable Trust. W. Dean Singleton is a beneficiary of The Singleton Family Revocable Trust.

Commitments

     The Company owns 80% and Media General, Inc. (“Media General”) owns 20% of The Denver Post Corporation. The Denver Post Shareholders’ Agreement provides the Company with a call option on Media General’s 20% interest in The Denver Post Corporation. The call option became exercisable on July 1, 2004 and expires June 30, 2005. In January 2005, the Company delivered notice to Media General exercising its call option. No amount has been recorded in the Company’s December 31, 2004 financial statements related to the exercise of the call option. The exercise price will be based on the fair

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

market value of The Denver Post Corporation, less debt of The Denver Post Corporation, determined through an appraisal process specified in The Denver Post Shareholders’ Agreement. The terms of the appraisal process require the Company and Media General to each engage a qualified independent appraisal firm. If the two independent appraisals of The Denver Post Corporation are within 20% of each other, the average of the two appraisals will be used to determine the exercise price. However, if the two appraisals are not within 20% of each other, the two qualified independent appraisers will select a third qualified independent appraiser to determine the fair market value. The average of the two closest of the three appraisals or the middle appraisal if it is equidistant from the high and low of the three appraisals will be used to determine the exercise price. The Denver Post Shareholders’ Agreement provides that the closing of such transaction is to take place within 15 business days of the completion of the appraisal process. The Company currently anticipates that the closing will occur in the fourth quarter of its fiscal year 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Results

     We have provided below certain summary historical financial data for the three and six months ended December 31, 2004 and 2003, including the percentage change between periods.

	Three Months Ended December 31,			Six Months Ended December 31,
			2004 vs.			2004 vs.
	2004	2003	2003	2004	2003	2003
			(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$201,616	$195,639	3.1%	$393,269	$380,716	3.3%

Income from Unconsolidated JOAs	9,590	10,974	(12.6)	14,806	15,743	(6.0)

Cost of Sales	60,964	58,998	3.3	121,725	117,202	3.9
Selling, General and Administrative	93,965	88,391	6.3	189,884	178,415	6.4
Depreciation and Amortization	10,108	9,825	2.9	20,217	20,050	0.8
Interest Expense	12,103	14,010	(13.6)	24,319	28,088	(13.4)
Other (Income) Expense, Net	(36)	10,094	(100.4)	5,399	14,228	(62.1)

Total Costs and Expenses	177,104	181,318	(2.3)	361,544	357,983	1.0

Equity Investment Income, Net	3,113	3,205	(2.9)	5,237	5,377	(2.6)

Minority Interest	(9,878)	(11,727)	(15.8)	(16,478)	(19,888)	(17.1)

Net Income	16,240	9,986	62.6	20,846	14,294	45.8

CASH FLOW DATA:
Cash Flows from:
Operating Activities	$33,122	$13,521		$40,596	$32,383
Investing Activities	(16,946)	(18,584)		(18,476)	(19,937)
Financing Activities	(16,949)	1,004		(85,424)	(13,134)

NON-GAAP FINANCIAL DATA(a):
Adjusted EBITDA	$46,687	$48,250	(3.2)%	$81,660	$85,099	(4.0)%
Minority Interest in Adjusted EBITDA	(12,899)	(15,351)	(16.0)	(22,164)	(26,626)	(16.8)
Combined Adjusted EBITDA of Unconsolidated JOAs	13,023	15,471	(15.8)	21,923	24,363	(10.0)
EBITDA of Texas-New Mexico Newspapers Partnership(b)	2,743	2,977	(7.9)	5,033	5,394	(6.7)

Adjusted EBITDA Available to Company	$49,554	$51,347	(3.5)%	$86,452	$88,230	(2.0)%

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation, and through April 30, 2004, The York Newspaper Company, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote b). See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information.

(b)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants. Previously, we had included distributions from the Texas-New Mexico Newspapers Partnership in Adjusted EBITDA Available to Company. However, now we include our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership. This change was made in order to better conform to the definition of operating cash flows in our debt agreements. All periods presented reflect this change.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary Supplemental Non-GAAP Financial Data

     Joint operating agencies, or JOAs, represent an operating structure that is unique to the newspaper industry. Prior to EITF 00-1, which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests on a pro-rata consolidated basis. Under this method, we consolidated, on a line-item basis, our proportionate share of the JOAs’ operations. Although pro-rata consolidation is no longer considered an acceptable method for our financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations and the amount of operating cash flow available to meet debt service and capital expenditure requirements. Our JOA agreements do not restrict cash distributions to the owners and in general our JOAs make monthly distributions. We use pro-rata consolidation to internally evaluate our performance and present it here because our bank credit agreement and the indentures governing our senior subordinated notes define cash flows from operations for covenant purposes using pro-rata consolidation. We also believe financial analysts and investors use pro-rata consolidation and the resulting Adjusted EBITDA, combined with capital spending requirements, and leverage analysis to evaluate our performance. This information should be used in conjunction with GAAP performance measures in order to evaluate our overall prospects and performance. Net income determined using pro-rata consolidation is identical to net income determined under GAAP.

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

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY
ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11 OF REGULATION S-X FOR PRO
FORMA FINANCIAL DATA

	Three Months Ended December 31,			Six Months Ended December 31,
			2004 vs.			2004 vs.
	2004	2003	2003	2004	2003	2003
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$280,590	$273,468	2.6%	$546,479	$530,041	3.1%

Cost of Sales	91,843	90,065	2.0	183,068	178,552	2.5
Selling, General and Administrative	129,037	122,034	5.7	259,828	246,347	5.5
Depreciation and Amortization	13,442	13,643	(1.5)	26,972	27,521	(2.0)
Interest Expense	12,156	14,061	(13.5)	24,413	28,190	(13.4)
Other (Income) Expense, Net	10	10,526	(99.9)	5,667	14,970	(62.1)

Total Costs and Expenses	246,488	250,329	(1.5)	499,948	495,580	0.9

Minority Interest	(9,878)	(9,571)	3.2	(16,478)	(15,873)	3.8

Net Income	16,240	9,986	62.6	20,846	14,294	45.8

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:
Operating Activities	$33,122	$13,521		$40,596	$32,383
Investing Activities	(16,946)	(18,584)		(18,476)	(19,937)
Financing Activities	(16,949)	1,004		(85,424)	(13,134)

PRO-RATA OTHER DATA(a):
Adjusted EBITDA	$59,710	$61,369	(2.7)%	$103,583	$105,142	(1.5)%
Minority Interest in Adjusted EBITDA	(12,899)	(12,999)	(0.8)	(22,164)	(22,306)	(0.6)
EBITDA of Texas-New Mexico Newspapers Partnership(b)	2,743	2,977	(7.9)	5,033	5,394	(6.7)

Adjusted EBITDA Available to Company	$49,554	$51,347	(3.5)%	$86,452	$88,230	(2.0)%

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

(a)	See footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of Adjusted EBITDA, EBITDA of Texas-New Mexico Newspapers Partnership and Adjusted EBITDA Available to Company. The Minority Interest in Adjusted EBITDA shown above is calculated in the same manner as described in footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” except that Minority Interest in Adjusted EBITDA shown here on a pro-rata basis includes only the minority interest in Adjusted EBITDA of the California Newspapers Partnership and The Denver Post Corporation, as pro-rata consolidation takes into account the minority interest associated with The York Newspaper Company through April 30, 2004 when we acquired The York Newspaper Company minority interest.

(b)	See footnote (b) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of EBITDA of Texas-New Mexico Newspapers Partnership.

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

Comparison of the Three and Six Months Ended December 31, 2004 and 2003

     Certain transactions in fiscal year 2004 had an impact on the comparisons of our results for the three and six months ended December 31, 2004 and 2003. We restructured our interests in the Charleston JOA (effective May 7, 2004) and the York JOA (which included exercising our option to buy out the minority partner’s interest and purchasing the masthead of the York Daily Record effective April 30, 2004). We also purchased two weekly newspapers distributed in and around Long Beach, California: the Grunion Gazette and Downtown Gazette (January 2004).

Revenues

     On a same newspaper basis (after adjusting for the aforementioned fiscal year 2004 Gazette transaction), the following changes occurred in our significant revenue categories for the three and six month periods ended December 31, 2004 as compared to the same periods in prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Advertising Revenues. Advertising revenues increased by approximately 3.9% for both the three and six month periods ended December 31, 2004, as compared to the same periods in prior fiscal year. The increase in advertising revenue was due principally to increases in classified and preprint advertising categories, as well as increases in revenues from our Internet operations, offset in part by small decreases in retail and national advertising. For the three and six month periods ended December 31, 2004, employment and real estate classified advertising increased at the majority of our newspapers. However, gains in employment and real estate categories were somewhat offset by declines in automotive classified advertising.

     Circulation Revenues. Circulation revenues decreased by 3.0% and 2.2% for the three and six month periods ended December 31, 2004 as compared to the same periods in prior fiscal year. The decrease was primarily due to competitive pricing pressures at some of our California newspapers, which resulted in our offering greater discounts to acquire new subscribers with long-term orders, as well as reducing our subscription rates to retain our current subscribers. In addition, we implemented strategic pricing efforts in Connecticut, which included offering discounts to new subscribers, in an attempt to achieve circulation volume goals.

Income from Unconsolidated JOAs

     The aforementioned Charleston restructuring had the net impact of decreasing income from unconsolidated JOAs by $0.5 million and $0.9 million for the three and six months ended December 31, 2004. Excluding the impact of the Charleston restructuring, the decrease for the three and six months ended December 31, 2004 was primarily due to a decline in net income at the Denver JOA, offset in part by improved operating performance at the Salt Lake JOA. Revenues at the Denver JOA were flat and expenses were up 2.2% for the three months ended December 31, 2004 as compared to the prior year, while revenues and expenses were up 1.1% and 2.1%, respectively, for the six months ended December 31, 2004 as compared to the prior year. Revenues and expenses at the Salt Lake JOA both increased by 4.9% for the three months ended December 31, 2004 as compared to the prior year, while revenues and expenses were up 5.9% and 5.2%, respectively, for the six months ended December 31, 2004 as compared to the prior year. The results of the JOAs described above have been adjusted for the associated revenues and expenses described in our critical accounting policies.

Cost of Sales

     The aforementioned York restructuring and weekly newspapers purchased in fiscal year 2004 had the net impact of increasing cost of sales by $1.1 million and $2.1 million for the three and six month periods ended December 31, 2004, as compared to the same periods in prior fiscal year. Excluding these transactions, cost of sales for the three and six month periods increased 1.5% and 2.0%, respectively. The current year increase in cost of sales was due in part to a 8.5% and 9.5% increase in our average price per metric ton of newsprint consumed for the three and six month periods ended December 31, 2004, as compared to the same periods in prior year. Our average price was approximately $523 and $520 per metric ton for the three and six month periods ended December 31, 2004, respectively, as compared to $482 and $475 per metric ton for the same periods in fiscal year 2004. Partially offsetting the impact of higher newsprint prices was a small decrease in our newsprint consumption.

Selling, General and Administrative

     The aforementioned York restructuring and weekly newspapers purchased in fiscal year 2004 had the net impact of increasing SG&A by $0.7 million and $1.4 million for the three and six month periods ended December 31, 2004, as compared to the same periods in prior fiscal year. Excluding these transactions, SG&A increased 5.4% and 5.6%. The current year increase was primarily the result of increases in employee costs, including health care and retirement benefits, the curtailment of the pension plan at one of our subsidiaries, as well as increased costs directly associated with the growth in our advertising revenues and Internet operations. Expenses related to our Internet operations increased $0.4 million, or 13.9%, and $1.1 million, or 17.8%, respectively, for the three and six months ended December 31, 2004.

Interest Expense

     The decrease in interest expense was the result of a decrease in average debt outstanding due to debt paydowns in fiscal year 2004 and continued paydowns in fiscal year 2005, as well as a reduction in the weighted average cost of debt in fiscal year 2005 compared to fiscal year 2004. For the three month period ended December 31, 2004, our average debt outstanding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

decreased $29.8 million, or 3.3%, and our weighted average interest rate decreased 52 basis points, as compared to the same period in prior year. For the six month period ended December 31, 2004, our average debt outstanding decreased $24.7 million or 2.8%, and our weighted average interest rate decreased 64 basis points as compared to the same period in prior year. The lower weighted average cost of debt was a result of the November 2003 refinancing of our 8 3/4% Senior Subordinated Notes with our 6 7/8% Senior Subordinated Notes, the restructuring of our bank credit agreement (December 2003 and August 2004) and the July 2004 repurchase of our 8 5/8% Senior Subordinated Notes funded out of proceeds from our 6 3/8% Senior Subordinated Notes (issued in January 2004), and borrowings from our bank credit facility. These lower interest rates were offset in part by increases in LIBOR over the prior year (the average daily one month rate for LIBOR increased 101 and 75 basis points, respectively, for the three and six month periods ended December 31, 2004 as compared to the same periods in prior year), which is used to determine the interest rates under our bank credit facility. Interest expense was also favorably impacted in the prior year by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $0.9 million and $1.8 million for the three and six month periods ended December 31, 2003. We had no interest rate swap agreements during the three or six month periods ended December 31, 2004. Excluding the impact of the interest rate swaps in the prior year, our weighted average interest rate decreased by approximately 97 and 103 basis points, respectively.

Other (Income) Expense, Net

     We include in other (income) expense, net costs or income items that are not related to current operations.

     The charges incurred for the three month period ended December 31, 2004 relate to litigation expense of $0.2 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $(0.7) million reduction related to the periodic change in the estimated cost to repurchase an option held by a third party to acquire one of our newspapers, $0.2 million related to hedging activities that did not qualify for hedge accounting under SFAS No. 133, and $0.3 million related to various other costs not related to ongoing operations.

     The charges incurred for the six month period ended December 31, 2004 relate to litigation expense of $0.4 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $(5.8) million change related to the periodic change in the estimated cost to repurchase an option held by a third party to acquire one of our newspapers, $9.2 million for the repurchase premiums and unamortized discounts associated with the early redemption of our 8 5/8% Notes, $0.4 million related to hedging activities that did not qualify for hedge accounting under SFAS No. 133, and $1.2 million related to various other costs not related to ongoing operations.

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

     The increase in net cash flows from operating activities of $8.2 million was largely attributable to an increase in distributions from unconsolidated JOAs and decreases in distributions paid to minority interest, offset in part by decreases associated with increased working capital, due principally to increases in accounts receivable and other current assets due to timing of cash receipts, increases in newsprint inventory in anticipation of future price increases, and timing of payments of accounts payable and accrued liabilities.

     The net cash outflows related to investing activities improved by $1.5 million, primarily due to a $1.9 million decrease in net capital expenditures for the six months ended December 31, 2004 as compared to the corresponding period in the prior year. Approximately $12.0 million of the current year capital expenditures are related to our share of the costs associated with the construction of a new printing facility for the Salt Lake City JOA.

     Net cash flows from financing activities for the six months ended December 31, 2004 included using cash on hand and available borrowings under the revolver portion of our credit facility to repurchase all of our outstanding $200.0 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

8 5/8% Senior Subordinated Notes for $208.6 million (including $8.6 million of repurchase premiums). In addition, activity for the six months ended December 31, 2004 included normal borrowings and paydowns on long-term debt. Prior year’s net paydown consisted of $291.9 million of net proceeds from the issuance of $300.0 million of our 6 7/8% Senior Subordinated Notes due 2013, which were used along with available borrowings to repurchase all of our outstanding $300.0 million 8 3/4% Senior Subordinated Notes due 2009 for $309.4 million (including $9.4 million of repurchase premiums) and the refinancing of our bank credit facility, as well as normal borrowings and paydowns on long-term debt. Total paydowns on long-term debt were $21.9 million, net of refinancing costs and repurchase premiums, for the six months ended December 31, 2004, as compared to $15.3 million for the same period in prior year.

Liquidity

     On August 30, 2004, we amended and restated our December 30, 2003 bank credit facility to take advantage of lower pricing available in the bank loan market. Our amended bank credit facility provides for borrowings of up to $598.8 million, consisting of a $350.0 million revolving credit facility, a $100.0 million term loan “A” and a $148.8 million term loan “C.” During the next twelve months we will make scheduled quarterly principal payments of $0.4 million under term loan “C,” which we intend to pay from operating cash flows. Any payments on the term loan cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. At December 31, 2004, the balances outstanding under the revolving credit portion of our bank credit facility, term loan “A” and term loan “C” were $126.0 million, $100.0 million and $148.0 million, respectively. As of December 31, 2004, we had $215.4 million available for future borrowings under the revolver portion of our new bank credit facility, net of $8.6 million in outstanding letters of credit.

     In January 1998, we entered into an option agreement in association with the acquisition financing related to one of our newspapers. The option, which is currently exercisable or puttable based on a predetermined formula, entitles the holder to purchase the assets used in the publication of one of our daily newspapers. The option repurchase price at December 31, 2004 is valued at approximately $5.9 million and is recorded as a component of other long-term liabilities. If the option were put to us, the payment would be funded from unused commitments under our bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in our balance sheet as long-term.

     The Denver Post Shareholders’ Agreement provides us with a call option on Media General’s 20% interest in The Denver Post Corporation. Our call option became exercisable on July 1, 2004 and expires June 30, 2005. The exercise price is based on the appraised fair market value of The Denver Post Corporation, less debt of The Denver Post Corporation. No amounts are recorded in our December 31, 2004 financial statements related to the call option. In January 2005, we delivered to Media General a notice exercising our call option. The Denver Post Shareholders’ Agreement provides that the closing of such transaction is to take place within 15 business days of the completion of the appraisal process. We currently anticipate that the closing will occur in the fourth quarter of fiscal year 2005.

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

     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2005 will be approximately $2.0 million to $3.0 million, of which $1.3 million has been made through December 31, 2004. We also expect federal and state income tax payments to increase during fiscal year 2005 related to the impact of alternative minimum taxes. We have paid approximately $4.5 million in federal and state income tax payments through December 31, 2004 and estimate we will pay an additional $6.0 million to $8.0 million through the end of our fiscal year 2005, as compared to $1.8 million in fiscal year 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements and Contractual Obligations

     Our various contractual obligations and funding commitments related to our long-term debt have changed since our Annual Report on Form 10-K for the year ended June 30, 2004 as more fully described above and in Note 6: Long-Term Debt of our notes to the condensed consolidated financial statements.

     Our other contractual obligations have not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2004, except for a purchase commitment we entered into with SP Newsprint Co. beginning January 1, 2005 (24,000 metric tons) for calendar year 2005 and continuing through December 31, 2009 (36,000 metric tons per year for calendar years 2006-2009). Tons purchased will be at market prices.

     Additionally, as discussed under “Liquidity,” on January 24, 2005, the Company delivered notice to Media General of exercise of its call option to purchase Media General’s 20% interest in The Denver Post Corporation.

Capital Expenditures

	Capital Expenditures
	Six Months Ended December 31, 2004
	(Dollars in thousands)
	Wholly-Owned
	Subsidiaries and	Non Wholly-Owned	Our Share of
	Consolidated JOAs	Subsidiaries	Unconsolidated JOAs	Total
Total Capital Projects	$16,459	$4,971	$1,162	$22,592

Less Minority Partners’ Share	—	(2,252)	(232)	(2,484)

Our Share of Capital Projects	$16,459	$2,719	$930	$20,108

Near Term Outlook

Newsprint Prices

     In July 2004, newsprint suppliers announced a $50 per metric ton increase to be effective September 1, 2004. Newsprint suppliers were only able to implement part of the announced increase, and we began to pay a $20 price increase beginning in January 2005. In December 2004, newsprint suppliers announced another price increase of $35 per metric ton to be effective March 1, 2005. However, we are uncertain as to how much, if any, of the March 1, 2005 price increase will take hold in the market. The January 2005 RISI (“Resource Information Systems, Inc.”) price index for 30 pound newsprint was $570 per metric ton compared to $515 per metric ton in January 2004. As a large buyer of newsprint, our cost of newsprint continues to be below the RISI price index.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK

Debt

     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes a bank term loan and bank credit facility.

     The following table provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of December 31, 2004.

Interest Rate Sensitivity
Principal or Notional Amount by Expected Maturity
Average Interest Rate

	Years Ended June 30,								Fair Value December 31,
	2005(a)	2006	2007	2008	2009	Thereafter	Total		2004
					(Dollars in thousands)
Liabilities
Long-Term Debt including Current Portion
Fixed Rate	$—	$—	$—	$—	$—	$446,340	$446,340		$456,000
Average Interest Rate	6.45%	6.45%	6.45%	6.45%	6.45%	6.45%

Variable Rate	$744	$1,488	$1,488	$11,488	$26,488	$332,310	$374,006		$374,006
Average Interest Rate	4.04%	4.04%	4.04%	4.04%	4.04%	4.04%

Total							$820,346	(b)

(a)	June 30, 2005 is only reflective of the amount due in the six months remaining in fiscal year 2005.

(b)	The long-term debt (including current portion) of $820.3 million from the Market Risk table above differs from total long-term debt of $846.3 million reported in Note 6: Long-Term Debt of the notes to the condensed consolidated financial statements due to $26.0 million related to various notes payable due through 2013. The Market Risk table above excludes these long-term obligations as we could not practicably estimate fair value due to the lack of quoted market prices for these types of instruments and our inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal.

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

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure).

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
		(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$33,122	$13,521	$40,596	$32,383

Net Change in Operating Assets and Liabilities	14,475	24,066	29,029	26,470
Distributions Paid to Minority Interest	4,546	8,430	12,342	17,129
Distributions from Unconsolidated JOAs	(30,126)	(19,726)	(47,590)	(37,791)
Interest Expense	12,103	14,010	24,319	28,088
Bad Debt Expense	(2,152)	(1,885)	(4,368)	(4,154)
Pension Expense, Net of Cash Contributions	(190)	(388)	(498)	(549)
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	12,414	11,782	24,369	23,195
Net Cash Related to Other (Income), Expense	2,495	(1,560)	3,461	328

Adjusted EBITDA	46,687	48,250	81,660	85,099
Minority Interest in Adjusted EBITDA	(12,899)	(15,351)	(22,164)	(26,626)
Combined Adjusted EBITDA of Unconsolidated JOAs	13,023	15,471	21,923	24,363
EBITDA of Texas-New Mexico Newspapers Partnership(c)	2,743	2,977	5,033	5,394

Adjusted EBITDA Available to Company	$49,554	$51,347	$86,452	$88,230

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation, and through April 30, 2004, The York Newspaper Company, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and, through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote c).

(b)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004, the Charleston Daily Mail. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(c)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants. Previously, we had included distributions from the Texas-New Mexico Newspapers Partnership in Adjusted EBITDA Available to Company. However, now we include our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership. This change was made in order to better conform to the definition of operating cash flows in our debt agreements. All periods presented reflect this change.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. Dollar amounts shown are in thousands.

	Three Months Ended December 31, 2004
		Adjustment to
		Eliminate 42.5%	Unconsolidated
	As Presented	Minority Interest	JOAs Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$201,616	$—	$78,974	$280,590

Income from Unconsolidated JOAs	9,590	—	(9,590)	—

Cost of Sales	60,964	—	30,879	91,843
Selling, General and Administrative	93,965	—	35,072	129,037
Depreciation and Amortization	10,108	—	3,334	13,442
Interest Expense	12,103	—	53	12,156
Other (Income) Expense, Net	(36)	—	46	10

Total Costs and Expenses	177,104	—	69,384	246,488

Minority Interest	(9,878)	—	—	(9,878)

Net Income	16,240	—	—	16,240

Adjusted EBITDA	$46,687	$—	$13,023	$59,710

	Six Months Ended December 31, 2004
		Adjustment to
		Eliminate 42.5%	Unconsolidated
	As Presented	Minority Interest	JOAs Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$393,269	$—	$153,210	$546,479

Income from Unconsolidated JOAs	14,806	—	(14,806)	—

Cost of Sales	121,725	—	61,343	183,068
Selling, General and Administrative	189,884	—	69,944	259,828
Depreciation and Amortization	20,217	—	6,755	26,972
Interest Expense	24,319	—	94	24,413
Other (Income) Expense, Net	5,399	—	268	5,667

Total Costs and Expenses	361,544	—	138,404	499,948

Minority Interest	(16,478)	—	—	(16,478)

Net Income	20,846	—	—	20,846

Adjusted EBITDA	$81,660	$—	$21,923	$103,583

	Three Months Ended December 31, 2003
		Adjustment to
		Eliminate 42.5%	Unconsolidated
	As Presented	Minority Interest	JOAs Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$195,639	$(4,928)	$82,757	$273,468

Income from Unconsolidated JOAs	10,974	—	(10,974)	—

Cost of Sales	58,998	(1,008)	32,075	90,065
Selling, General and Administrative	88,391	(1,568)	35,211	122,034
Depreciation and Amortization	9,825	(63)	3,881	13,643
Interest Expense	14,010	(23)	74	14,061
Other (Income) Expense, Net	10,094	(110)	542	10,526

Total Costs and Expenses	181,318	(2,772)	71,783	250,329

Minority Interest	(11,727)	2,156	—	(9,571)

Net Income	9,986	—	—	9,986

Adjusted EBITDA	$48,250	$(2,352)	$15,471	$61,369

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

	Six Months Ended December 31, 2003
		Adjustment to
		Eliminate 42.5%	Unconsolidated
	As Presented	Minority Interest	JOAs Pro-Rata	As Presented on a
	Under GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$380,716	$(9,479)	$158,804	$530,041

Income from Unconsolidated JOAs	15,743	—	(15,743)	—

Cost of Sales	117,202	(1,970)	63,320	178,552
Selling, General and Administrative	178,415	(3,189)	71,121	246,347
Depreciation and Amortization	20,050	(208)	7,679	27,521
Interest Expense	28,088	(48)	150	28,190
Other (Income) Expense, Net	14,228	(49)	791	14,970

Total Costs and Expenses	357,983	(5,464)	143,061	495,580

Minority Interest	(19,888)	4,015	—	(15,873)

Net Income	14,294	—	—	14,294

Adjusted EBITDA	$85,099	$(4,320)	$24,363	$105,142

Footnotes for preceding tables.

(1)	Adjustment to Eliminate 42.5% Minority Interest in York JOA. Eliminates The York Newspaper Company JOA minority partner’s 42.5% share from the individual line items with a corresponding adjustment to GAAP minority interest through April 30, 2004. Effective April 30, 2004, we acquired the minority interest in The York Newspaper Company. The difference between the minority interest adjustment provided in the reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (non-GAAP measure) and the pro-rata minority interest adjustment above is that certain items (Depreciation and Amortization, Interest Expense and Other (Income) Expense, Net) are excluded from Minority Interest in Adjusted EBITDA.

(2)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs. Our interest in the earnings of Newspaper Agency Corporation (Salt Lake City) is 58%, while our interests in Denver Newspaper Agency and Charleston Newspapers (through May 7, 2004) are 50%. This adjustment also includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail (through May 7, 2004). See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure).

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
		(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$33,122	$13,521	$40,596	$32,383

Net Change in Operating Assets and Liabilities	14,475	24,066	29,029	26,470
Distributions Paid to Minority Interest	4,546	8,430	12,342	17,129
Distributions from Unconsolidated JOAs	(30,126)	(19,726)	(47,590)	(37,791)
Interest Expense	12,103	14,010	24,319	28,088
Bad Debt Expense	(2,152)	(1,885)	(4,368)	(4,154)
Pension Expense, Net of Cash Contributions	(190)	(388)	(498)	(549)
Net Cash Related to Other (Income), Expense	2,495	(1,560)	3,461	328
Combined Adjusted EBITDA of Unconsolidated JOAs(b)	13,023	15,471	21,923	24,363
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(c)	12,414	11,782	24,369	23,195
Minority Interest in Adjusted EBITDA of The York Newspaper Company (d)	—	(2,352)	—	(4,320)

Adjusted EBITDA	59,710	61,369	103,583	105,142
Minority Interest in Adjusted EBITDA	(12,899)	(12,999)	(22,164)	(22,306)
EBITDA of Texas-New Mexico Newspapers Partnership(e)	2,743	2,977	5,033	5,394

Adjusted EBITDA Available to Company	$49,554	$51,347	$86,452	$88,230

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote e). Note that pro-rata consolidation already takes into account our proportionate share of the results from our unconsolidated JOAs and takes into account the minority interest associated with The York Newspaper Company, through April 30, 2004 when we acquired The York Newspaper Company minority interest.

(b)	Combined Adjusted EBITDA of Unconsolidated JOAs. Calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column presented under “- Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(c)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004, the Charleston Daily Mail. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Joint Operating Agencies in the footnotes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(d)	Minority Interest in Adjusted EBITDA of The York Newspaper Company is calculated as total revenues, less cost of sales and SG&A expense from the Adjustment to Eliminate 42.5% Minority Interest in York JOA column presented under “- Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(e)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants. Previously, we had included distributions from the Texas-New Mexico Newspapers Partnership in Adjusted EBITDA Available to Company. However, now we include our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership. This change was made in order to better conform to the definition of operating cash flows in our debt agreements. All periods presented reflect this change.

EXHIBIT INDEX

Exhibits

3.1	Second Restated and Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed January 14, 2004)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s June 30, 2004 Form 10-K)

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Registration Rights Agreement dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, BNY Capital Markets, Inc., Fleet Securities, Inc. and McDonald Investments, Inc., (incorporated by reference to Exhibit 4.2 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.4	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.5	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.6	Registration Rights Agreement dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, Credit Lyonnais Securities (USA) Inc., and Stephens Inc. (incorporated by reference to Exhibit 4.5 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.7	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.5)

10.1	Stock Purchase Agreement dated January 4, 2005, by and among MediaNews Group, Inc., as purchasers, and Diversified Suburban Newspapers, Inc., as sellers

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002