Form 10-K/A
period 2004-06-30
MEDIANEWS GROUP INC
filed 2005-04-29
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
NONE

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Item (1) Yes ☑ No ☐; Item (2) Yes ☐ No ☑*

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

      The number of shares outstanding of the registrant’s common stock as of April 29, 2005 was 2,298,346.

      Documents Incorporated by Reference: None

      *The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2004 pursuant to Section 15(d) of the Securities Exchange Act of 1934.

EXPLANATORY NOTE

This Form 10-K/A is being filed for the sole purpose of including in MediaNews Group, Inc.’s Form 10-K for the year ended June 30, 2004 the audited financial statements of Newspaper Agency Corporation (NAC) for the years ended December 31, 2004, 2003 (restated) and 2002 (restated) as required by Rule 3-09 of Regulation S-X. NAC is the managing entity of a Joint Operating Agency (JOA) agreement between Kearns-Tribune, LLC (a wholly owned subsidiary of MediaNews Group, Inc.) and the Deseret News Publishing Company. Under the terms of the JOA agreement, NAC is responsible for performing all the business functions of The Salt Lake Tribune and the Deseret Morning News, including advertising and circulations sales, production and distribution. News and editorial costs related to The Salt Lake Tribune are performed separately from NAC and are the sole responsibility of Kearns-Tribune, LLC. Similarly, news and editorial costs related to the Deseret Morning News are the sole responsibility of Deseret News Publishing Company, the other party to the JOA. While Kearns-Tribune, LLC owns 50% of NAC, earnings of NAC are allocated 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company (owner of the Deseret Morning News), because The Salt Lake Tribune has greater circulation than the Deseret Morning News. Item 15 is also amended to include the list of NAC financial statements being filed herewith and the related independent auditors’ reports, and certifications by the Chief Executive Officer, President, and the Chief Financial Officer of MediaNews Group, Inc. No other information contained in MediaNews Group’s Form 10-K for the year ended June 30, 2004, has been updated or amended by this Form 10-K/A.

Item 15. Exhibits and Financial Statement Schedules

(a)	The following financial statements and exhibits are filed as part of this report

1.	Newspaper Agency Corporation Financial Statements

Report of Independent Registered Public Accounting Firm (Ernst & Young, LLP) Independent Auditor’s Report (KPMG LLP)
Balance sheets December 31, 2004 and 2003 (restated)

Statements of earnings and retained earnings/(accumulated deficit) for the years ended December 31, 2004, 2003 (restated) and 2002 (restated)

Statements of cash flows for the years ended December 31, 2004, 2003 (restated) and 2002 (restated)

Notes to financial statements

3.	Exhibits

See accompanying index to exhibits on page 25.

NEWSPAPER AGENCY CORPORATION

Financial Statements

December 31, 2004 and 2003 (restated) and for the years ended
December 31, 2004, 2003 (restated) and 2002 (restated)

NEWSPAPER AGENCY CORPORATION

Financial Statements

December 31, 2004 and 2003 (restated) and for the years ended
December 31, 2004, 2003 (restated) and 2002 (restated)

Page
Report of Independent Registered Public Accounting Firm (Ernst & Young, LLP)	5

Independent Auditors Report (KPMG LLP)	6

Financial Statements:

Balance Sheets	7

Statements of Earnings and Retained Earnings/(Accumulated Deficit)	9

Statements of Cash Flows	10

Notes to Financial Statements	11
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

Report of Independent Registered Public Accounting Firm

The Board of Directors
Newspaper Agency Corporation

We have audited the accompanying balance sheet of Newspaper Agency Corporation as of December 31, 2004, and the related statements of earnings and retained earnings/(accumulated deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newspaper Agency Corporation at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Ernst & Young, LLP
Denver, Colorado
April 28, 2005

Independent Auditor’s Report

The Board of Directors
Newspaper Agency Corporation

We have audited the accompanying balance sheet of Newspaper Agency Corporation as of December 31, 2003 and the related statements of earnings and retained earnings and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newspaper Agency Corporation as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 7 to the accompanying financial statements, the Company has restated its financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002.

KPMG LLP

Salt Lake City, Utah
March 12, 2004, except as to note 7,
     which is as of April 28, 2005

Newspaper Agency Corporation

Balance Sheets

	December 31
	2004	2003
		(As restated)
Assets
Current assets:
Cash and cash equivalents	$221,766	$1,927,835
Restricted cash	634,056	—

Receivables:
Trade accounts:
Advertising	14,381,370	12,974,064
Circulation	1,137,446	1,256,528
Principals	5,935,900	3,976,991
Other	385,318	352,554
Less allowance for doubtful receivables	(460,070)	(347,077)

Net receivables	21,379,964	18,213,060

Inventories	2,121,184	1,953,569
Prepaid expenses	862,646	593,348

Total current assets	25,219,616	22,687,812

Cash value of life insurance, net	276,008	342,623
Net prepaid pension costs	10,014,616	10,625,602
Other assets	80,647	23,350

Total other assets	10,371,271	10,991,575

Total assets	$35,590,887	$33,679,387

See accompanying notes.

Newspaper Agency Corporation

Balance Sheets (continued)

	December 31
	2004	2003
		(As restated)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,559,756	$2,851,953
Accrued salaries and benefits	3,703,527	3,063,852
Deferred subscription and advertising revenue	4,222,016	2,456,304
Compensation to Principals	7,861,445	40,828
Income taxes payable	—	1,222,366
Other liabilities	1,459,743	331,672

Total current liabilities	19,806,487	9,966,975

Postretirement and postemployment benefit liabilities	6,351,818	3,666,982
Compensation to Principals associated with net prepaid pension costs	9,663,753	10,253,357

Total liabilities	35,822,058	23,887,314

Stockholders’ equity:
Common stock, $100 par value/100 shares authorized, issued, and outstanding	10,000	10,000
Retained (deficit) earnings	(241,171)	9,782,073

Total stockholders’ (deficit) equity	(231,171)	9,792,073

Total liabilities and stockholders’ equity	$35,590,887	$33,679,387

See accompanying notes.

Newspaper Agency Corporation

Statements of Earnings and Retained Earnings/(Accumulated Deficit)

	Years ended December 31
	2004	2003	2002
		(As restated)	(As restated)
Revenues, net of commissions, rebates and discounts:
Advertising	$114,706,635	$104,416,220	$99,487,493
Circulation	28,079,362	28,106,588	25,714,173
Other	2,462,467	2,241,436	2,566,682

	145,248,464	134,764,244	127,768,348

Cost and expenses:
Cost of sales	58,227,662	56,427,770	54,027,247
Selling, general, and administrative	30,327,987	25,054,406	22,046,187
Principals’ compensation	54,724,072	51,430,433	49,897,091

	143,279,721	132,912,609	125,970,525

Earnings before income taxes	1,968,743	1,851,635	1,797,823

Income tax expense	(766,987)	(818,251)	(612,519)

Net earnings	1,201,756	1,033,384	1,185,304

Retained earnings (restated, see Note 7)	9,782,073	8,748,689	7,563,385
Distributions of retained earnings to Principals	(11,225,000)	—	—

Retained earnings/(accumulated deficit) at end of year	$(241,171)	$9,782,073	$8,748,689

See accompanying notes.

Newspaper Agency Corporation

Statements of Cash Flows

	Years ended December 31
	2004	2003	2002
		(As restated)	(As restated)
Cash flows from operating activities
Net earnings	$1,201,756	$1,033,384	$1,185,304
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for losses on receivables	976,334	674,449	(143,409)
Loss on sale of securities	—	—	52,929
Deferred income tax (benefit) expense	—	(189,278)	13,869
Changes in operating assets and liabilities:
Advertising receivables	(1,799,895)	(218,049)	174,810
Circulation receivables	(351,670)	(617,847)	(117,696)
Receivable from Principals	(1,958,909)	(2,760,936)	(777,693)
Other receivables	(32,764)	(82,071)	28,059
Inventories	(167,615)	144,770	(154,844)
Prepaid expenses	(269,298)	(105,510)	(20,010)
Cash value of life insurance, net	66,615	23,844	(5,251)
Net prepaid pension costs	610,986	608,953	(65,439)
Other assets	(57,297)	—	(8,750)
Accounts payable	(292,197)	208,285	123,350
Accrued salaries and benefits	639,675	(23,734)	35,437
Deferred subscription and advertising revenue	1,765,712	45,220	60,081
Compensation to Principals	7,820,617	2,140,202	(2,494,608)
Income taxes payable	(1,222,366)	1,222,366	—
Other liabilities	1,128,071	230,585	(542,650)
Postretirement and postemployment benefit liabilities	2,684,836	150,530	(168,397)
Compensation to Principals associated with net prepaid pension costs	(589,604)	(587,988)	63,148

Net cash provided by (used in) operating activities	10,152,987	1,897,175	(2,761,760)

Cash flows from investing activities
Change in restricted cash	(634,056)	—	—
Sale of available-for-sale securities, net	—	—	1,116,442

Net cash provided by (used in) investing activities	(634,056)	—	1,116,442

Cash flows from financing activities
Distributions to principals from retained earnings	(11,225,000)	—	—

Net cash used in financing activities	(11,225,000)	—	—

Net increase (decrease) in cash and cash equivalents	(1,706,069)	1,897,175	(1,645,318)
Cash and cash equivalents at beginning of year	1,927,835	30,660	1,675,978

Cash and cash equivalents at end of year	$221,766	$1,927,835	$30,660

See accompanying notes.

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

1.	Organization and Business

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

The Company was organized as a joint operating agency to manage, print, distribute, and handle the advertising, under the terms of the JOA, for the respective Utah daily newspapers, The Salt Lake Tribune and The Deseret Morning News. In fulfilling this responsibility the Company is primarily obligated to fulfill advertising contracts, circulation contracts, compensate its employees and pay its vendors. The Principals maintain separate control and direction of their editorial and news departments and the advertising policies of their respective newspapers. All of the buildings, machinery, and equipment used in the operations of the Company are owned by the Principals. The Company does not make payments for the use of these assets beyond amounts accrued and paid to Principals as Principals’ compensation in the accompanying statements of earnings and retained earnings. In addition, under the amended JOA, the Company, acting upon approval from the Principals, may procure equipment that is deemed necessary or advisable for the efficient publication of the newspapers. The Company bills the Principals, at cost, for such equipment purchases and other direct charges (Note 3). The Principals have also agreed to make available for the use of the Company all records, office equipment, and other facilities necessary to enable the Company to carry out the purposes, objects, terms, and conditions of the JOA.

Pursuant to the JOA as amended, the Company retains 3.5% of revenues collected on behalf of the JOA parties in excess of its expenses as a commission. The Company is obligated to compensate the parties to the JOA any amount in excess of its 3.5% commission for services, including, but not limited to, the provision of editorial content used by the Company in the publication and distribution of The Salt Lake Tribune and The Deseret Morning News along with the sole right to produce these newspapers for the Utah market. Such compensation is generally allocated 58% to Kearns-Tribune, LLC and 42% to Deseret News Publishing Company; however, where one of the newspapers determines as a matter of editorial policy not to carry certain classifications of advertising or certain particular advertisements, all receipts and income collected from such advertising is allocated to the party in whose newspaper the advertisements are run, after deducting related operating expenses. Principals’ compensation has been reflected as an expense in the accompanying financial statements.

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

2.	Summary of Significant Accounting Policies and Other Matters

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has restricted cash for purposes of satisfying a retainage liability on construction scheduled to be completed in 2005.

Trade Accounts Receivable

Trade accounts receivable, mostly from advertisers and newspaper subscribers are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to most of its customers. The Company recognizes that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. The level of credit is influenced by the customer’s credit history with the Company and other available information, including industry-specific data. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required. Payment in advance for some advertising and circulation revenue has assisted the Company in maintaining historical bad debt losses at less than one percent of revenue.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (LIFO) for newsprint. For supplies and parts, the first-in, first-out method (FIFO) is used to determine cost.

Inventories as of December 31 are summarized as follows:

	2004	2003
Newsprint	$1,716,947	$1,653,445
Supplies and parts	404,237	300,124

	$2,121,184	$1,953,569

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

Estimated replacement cost of newsprint inventories exceeded the LIFO inventory value by approximately $947,000 and $778,000 at December 31, 2004 and 2003, respectively. During 2003, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2003 purchases, the effect of which decreased cost of goods sold and increased net income by approximately $29,000.

Revenue Recognition

Advertising revenue, including barter, is recognized when advertisements are published, inserted, or displayed and are net of provisions for estimated rebates, credit, and rate adjustments and discounts. Circulation revenue includes single copy and home delivery subscription revenue. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for returns. Home delivery subscription revenue is earned and recognized when the newspaper is delivered to the customer or sold to a third party. Amounts received in advance of the advertisement or newspaper delivery are deferred and recorded as a current liability to be recognized when the revenue has been earned.

Advertising Costs

Advertising costs are expensed as incurred or as bartered items are consumed. Advertising expenses for 2004, 2003 and 2002 were approximately $1,133,000, $784,000 and $70,000 including barter of $1,088,000, $683,000 and $0, respectively.

Income Taxes

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

The Company’s results are reported for tax purposes in two tax returns—a partnership tax return and a corporate tax return. The partnership tax return reports all of the operations of the JOA, with the exception of the amount the Company is allowed to retain as its operating profit under the JOA. The Company’s 3.5% commission is reported in the corporate tax return. As a result, all accounts giving rise to deferred tax assets and liabilities are on the tax balance sheet of the partnership, and the related deferred tax assets and liabilities are recorded on the Principals’ financial statements based on their respective ownership percentages. The Company records income tax expense based on the expected commission. Cash payments for income taxes during 2004, 2003, and 2002 were $1,989,000, $292,000 and $619,000, respectively.

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

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

Recently Issued Accounting Standards

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s postretirement benefit plan offers a prescription drug benefit and, therefore, under the Statement of Financial Accounting Standard (SFAS) No. 106, Employers’ Accounting for Postretirement Benefits Other that Pensions (SFAS No. 106), the plan’s accumulated postretirement benefit obligations would be required to be remeasured as a result of the Act. However, on January 12, 2004, the FASB issued FASB Staff Position (FSP) on SFAS No. 106 (FSP-SFAS No. 106-1) which permits sponsors to make a one-time election to defer accounting for the effects of the Act and disclosures related to the plan required by FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (see further discussion which follows), until authoritative guidance on the accounting for the federal subsidy is issued or until certain other events that would require remeasurement occur at which time accounting for the Act’s effects on the plan would be required. The Company elected to defer accounting for the effects of the Act on the plan’s accumulated postretirement benefit obligations under FSP-SFAS 106-1. In May 2004, the FASB issued FSP-SFAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP-SFAS No. 106-1, and provides authoritative guidance on the accounting for the Act and is effective for the first interim or annual period beginning after June 15, 2004, which for the Company is January 1, 2005. In accordance with FSP-SFAS No. 106-2, the Company has concluded that the Act is not significant to the Company’s postretirement benefit plan; therefore, the effects of the Act shall be incorporated in the December 31, 2005 measurement of plan obligations.

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

In December 2003, the FASB issued revised Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132). The revised SFAS No. 132 requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Annual disclosures are required for fiscal years ending after June 15, 2004 for nonpublic entities, which for the Company is December 31, 2004. Adoption of the provisions of revised SFAS No. 132 impacted disclosures only (see Note 4) and did not impact the Company’s financial position or results of operations.

Employee Labor Arrangements

The Company has approximately 730 full time employee equivalents, approximately 33% of whom are represented by local unions and work under multi-year collective bargaining agreements. These agreements are renegotiated in the years in which they expire. During 2005 there will be negotiations to extend these agreements covering approximately 240 employees.

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

3.	Related-Party Transactions and Balances

Transactions with the Principals for the years ended December 31, 2004, 2003 and 2002 and the related balances as of December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Current receivables from Principals (balance sheet):
Kearns-Tribune, LLC	$916,679	$209,608
Deseret News Publishing Company	721,225	650,910
Kearns-Tribune, LLC new facility	2,492,838	1,788,221
Deseret News Publishing Company new facility	1,805,158	1,328,252

	$5,935,900	$3,976,991

	2004	2003
Compensation to Principals (balance sheet):
Kearns-Tribune, LLC	$4,623,705	$87,747
Deseret News Publishing Company	3,237,740	(46,919)

	$7,861,445	$40,828

	2004	2003
		(Restated,
		see Note 7)
Compensation to Principals associated with net prepaid pension costs (balance sheet):
Kearns-Tribune, LLC	$5,604,977	$5,946,947
Deseret News Publishing Company	4,058,776	4,306,410

	$9,663,753	$10,253,357

	2004	2003	2002
		(Restated,	(Restated,
		see Note 7)	see Note 7)
Principals’ compensation (statement of earnings):
Kearns-Tribune, LLC	$31,926,046	$29,981,053	$29,077,455
Deseret News Publishing Company	22,798,026	21,449,380	20,819,636

	$54,724,072	$51,430,433	$49,897,091

      In addition to the related party transactions described above the Company, as described in Note 5, during 2004, entered into a rental arrangement with MediaNews Group (MNG) and Deseret News Publishing Company (DNPC) that requires monthly rental payments of $2,750.

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

4.	Employee Benefit Plans

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

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and the plan’s funded status at December 31, 2004 and 2003:

	2004	2003
Benefit obligation at beginning of year	$25,966,828	$22,953,226
Service cost	1,222,817	985,482
Interest cost	1,621,182	1,561,858
Actuarial loss (restated, see Note 7)	1,294,825	2,591,439
Benefits paid (restated, see Note 7)	(2,836,193)	(2,125,177)

Benefit obligation at end of year	$27,269,459	$25,966,828

Fair value of plan assets at beginning of year	$32,616,453	$30,628,205
Actual return on plan assets (restated, see Note 7)	2,248,276	5,008,425
Benefits paid	(2,836,193)	(2,125,177)
Transfers to retiree health care plan (restated, see Note 7)	(795,000)	(895,000)

Fair value of plan assets at end of year	$31,233,536	$32,616,453

Funded status of plan	$3,964,077	$6,649,625
Unrecognized net actuarial loss (restated, see Note 7)	6,050,545	4,535,910
Unrecognized net transition asset	(6)	(559,933)

Net prepaid benefit cost (restated, see Note 7)	$10,014,616	$10,625,602

Weighted average assumption as of December 31:
Discount rate	6.00%	6.25%
Expected return on plan assets	8.00	8.00
Rate of compensation increase	4.00	5.00

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

The components of Newspaper Agency Corporation’s net periodic pension expense associated with its defined benefit retirement plan at December 31 are as follows:

	2004	2003	2002
Service cost	$1,222,817	$985,482	$840,542
Interest cost	1,621,182	1,561,858	1,499,571
Expected return on assets	(2,574,303)	(2,415,316)	(2,945,624)
Net actuarial loss recognition (restated, see Note 7)	106,218	141,857	—
Transition asset recognition	(559,927)	(559,928)	(559,928)

Net periodic pension expense (benefit) (restated, see Note 7)	$(184,013)	$(286,047)	$(1,165,439)

The Company’s weighted-average asset allocations for its pension plan as of December 31, 2004, by asset category are as follows:

	2004	2003
Equity securities	67.20%	59.76%
Debt securities	30.53	33.17
Real estate	0.00	5.21
Other	2.27	1.86

Total	100.00%	100.00%

The Company’s investment objective is to provide an attractive risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that the Company believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio.

The following benefit payments, which reflect expected future service, as appropriate, are as follows:

During the year ended December 31:
2005	$971,493
2006	989,841
2007	1,067,894
2008	1,183,803
2009	1,281,601
2010 through 2014	8,826,563

$14,321,195

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

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

	2004	2003
Benefit obligation at beginning of year	$11,467,588	$8,115,324
Service cost	104,633	178,244
Interest cost	594,360	705,874
Actuarial loss (gain)	(350,724)	3,381,090
Benefits paid	(799,181)	(912,944)
Amendment	353,098	—
Curtailment	(3,060,283)	—

Benefit obligation at end of year	$8,309,491	$11,467,588

Fair value of plan assets at beginning of year	$—	$—
Transfers from defined benefit pension plan	795,000	895,000
Employer contributions	4,181	17,944
Benefits paid	(799,181)	(912,944)

Fair value of plan assets at end of year	$—	$—

Funded status of plan	$(8,309,491)	$(11,467,588)
Unrecognized actuarial loss	2,483,438	2,970,780
Unrecognized prior service cost	—	(2,220,429)
Unrecognized net transition obligation	—	7,184,000

Accrued postretirement cost	$(5,826,053)	$(3,533,237)

Weighted average assumption as of December 31:
Discount rate	6.00%	6.25%

In April 2004, the Company amended its retiree medical plan. Employees retiring beginning July 1, 2004 are no longer provided postretirement health care coverage, resulting in an overall decrease in employee benefits for the future services of plan participants. As required by SFAS No. 106 the Company accounted for the amendment as a curtailment and immediately recognized all previously unrecognized prior service cost and transition obligation netting to approximately $2,154,000.

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004 and assumed to grade to 5.0% in 2012 and remain constant thereafter.

The components of net benefit cost associated with the postretirement health plan at December 31 are as follows:

	2004	2003	2002
Service cost	$104,633	$178,244	$160,804
Interest cost	594,360	705,874	578,000
Actuarial loss	136,617	117,878	—
Amortization of prior service cost	(297,768)	(623,716)	(623,716)
Amortization of net transition obligation	400,000	800,000	800,000

Net benefit cost	$937,842	$1,178,280	$915,088

Assumed health care cost trends can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest cost components	$38,894	$34,558
Effect on accumulated benefits obligation	674,536	598,950

The Company has an IRS Code Section 401(h) medical benefits account. Through this account, qualified retiree medical benefits provided by the Company are paid by excess pension plan assets. In 2004 and 2003, $795,000 and $895,000, respectively, of retiree medical benefits were paid through this 401(h) account. The Company expects to contribute to the plan for future benefit payments, from operating cash, as follows:

During the year ended December 31:
2005	$785,318
2006	786,192
2007	795,841
2008	792,487
2009	779,740
2010 through 2014	3,576,829

$7,516,407

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

The Company accrued postemployment benefit costs of approximately $526,000 and $134,000 as of December 31, 2004 and 2003, respectively, for estimated future health insurance premiums to be paid on behalf of certain employees that have been disabled. Included in 2004 is an additional amount of $236,000 which has been accrued for a severance agreement with a former officer of the Company. The amount is scheduled to be relieved ratably through July 31, 2008.

Other Plans

The Company also has two 401(k) savings plans: the Retirement Savings Plan for union employees and the Security Savings Plan for nonunion employees. The 401(k) plans include substantially all employees with service in excess of one year. Participants in the 401(k) plans may elect to defer from 1% to 15% of their compensation. For the Security Savings Plan, the Company will make a matching contribution of 50% of the participant’s contribution up to 6% of the participant’s compensation. The Company made contributions to the Security Savings Plan totaling approximately $213,000, $234,000 and $265,000 for 2004, 2003 and 2002, respectively.

The Company also made contributions to various multi-employer union pension plans totaling approximately $143,000, $113,000 and $130,000 for 2004, 2003 and 2002, respectively. The Company has no liability with respect to contributions to these plans other than its monthly contribution, which is contractually determined. Under the terms of the unions’ collective bargaining agreements, the Company is obligated to contribute to the various multi-employer union pension plans $2 for each shift worked by a union employee through the expiration of those agreements in 2005.

5.	Commitments

The Company occupies facilities and uses certain equipment under noncancelable leases that are accounted for as operating leases. Total rental expense for operating leases for 2004, 2003 and 2002 was approximately $885,000, $540,000 and $506,000, respectively.

Future minimum lease payments under such leases as of December 31, 2004 are as follows (lease terms under such leases do not extend beyond December 31, 2008):

Year ended December 31:
2005	$638,860
2006	495,383
2007	202,479
2008	49,146

$1,385,868

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

Rental expense for 2004, 2003 and 2002 includes approximately $378,000, $449,000 and $431,000, respectively, for real properties leased from the Newspaper Agency Corporation Pension Plan (the Plan) (Note 4), MNG, DNPC and Kearns-Tribune, LLC, related parties of the Company. The lease agreements with MNG, DNPC and Kearns-Tribune, LLC are on a month-to-month basis.

In relation to the lease agreement between the Plan and the Company, an exemption from the prohibited transaction restrictions of ERISA was received and became effective August 1, 1983. The lease agreement between the Plan and the Company expires July 31, 2006. The annual rent is approximately $197,000, payable in monthly installments. The Company has an option to extend the term of the lease for four separate and additional consecutive periods of one year each not to exceed four such periods. Any such extensions are on the same terms and conditions set forth in the lease (except for rent). The landlord may at any time upon six months written notice to the tenant terminate this lease and the tenant’s occupancy. In addition, the Company is required to pay all property taxes, insurance, repairs, and maintenance on this real property. Effective August 3, 2004, the Plan sold, to a unrelated party, the property leased by the Company. All provisions of the original lease have remained unchanged.

The Company also has entered into an arrangement with a third party to provide transportation services associated with distribution of the newspapers. The arrangement has substantial penalties for cancellation and is scheduled to expire in May 2008. The Company makes weekly payments amounting to approximately $50,000.

6.	Contingencies

At December 31, 2004, the Company had issued and outstanding three letters of credit for $700,000, $100,000, and $225,000 related to its workers’ compensation insurance policies as required by its current and previous providers. Subsequent to December 31, 2004, the Company put in place two additional letters of credit for $650,000 and $300,000 as required by its workers’ compensation insurance policies. The insurers have the right to call upon these letters of credit if the Company defaults on its workers’ compensation obligations. No events of default have occurred during the most recent two annual periods ended December 31, 2004 and 2003, respectively.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

7.	Restatement

The accompanying financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 have been restated to correct a net overstatement of prepaid pension costs and a cumulative understatement of the postretirement health benefit expense as a result of the Company

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

not properly accounting for the effect of transfers made from its overfunded pension plan to its postretirement health plan in accordance with Emerging Issues Task Force (EITF) Topic D-27.

The related impact of the adjustments necessary to apply EITF Topic D-27 reduced net income from previously reported amounts by $20,965 and $38,500 in 2003 and 2002, respectively. Retained earnings at the beginning of 2002 has also been restated to reflect a reduction of $124,990 for adjustments required in periods prior to 2002. A summary of the financial statement captions impacted by the restatement is as follows:

NEWSPAPER AGENCY CORPORATION

Notes to Financial Statements

December 31, 2004 and 2003 (restated)

Balance Sheet

	As of December 31, 2003
	As Reported	As Restated	Change

Assets:
Net prepaid pension costs	$15,895,777	$10,625,602	$5,270,175
Total other assets	16,261,750	10,991,575	5,270,175
Total assets	38,949,562	33,679,387	5,270,175

Liabilities and stockholders’ equity:
Compensation to Principals associated with net prepaid pension costs	$15,339,077	$10,253,357	$5,085,720
Total liabilities	28,973,034	23,887,314	5,085,720
Retained earnings	9,966,528	9,782,073	184,455
Total stockholders’ equity	9,976,528	9,792,073	184,455
Total liabilities and stockholders’ equity	38,949,562	33,679,387	5,270,175

Statement of Earnings

	Year ended December 31, 2003			Year ended December 31, 2002
	As Reported	As Restated	Change	As Reported	As Restated	Change
Selling, general and administrative	$24,455,386	$25,054,406	$(599,020)	$20,946,187	$22,046,187	$(1,100,000)
Principals’ compensation	52,008,488	51,430,433	578,055	50,958,591	49,897,091	1,061,500
Earnings before income taxes	1,872,600	1,851,635	20,965	1,836,323	1,797,823	38,500
Net earnings	1,054,349	1,033,384	20,965	1,223,804	1,185,304	38,500

The restatement did not have any effect on previously reported cash flows from operating, investing or financing activities for the years ended December 31, 2003 and 2002.

EXHIBIT INDEX

Exhibits

3.1	Second Restated and Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed January 14, 2004)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc.**

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Form of Indenture dated as of March 16, 1999 between Garden State Newspapers, Inc., the predecessor of MediaNews Group, Inc., as Issuer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-4 filed May 28, 1999 (file No. 333-79665))

4.3	Form of MediaNews Group, Inc. 8 5/8% Senior Subordinated Notes due 2011, Series B (contained in the Indenture filed as Exhibit 4.1)

4.4	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.5	Registration Rights Agreement dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, BNY Capital Markets, Inc., Fleet Securities, Inc. and McDonald Investments, Inc., (incorporated by reference to Exhibit 4.2 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.6	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.7	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.8	Registration Rights Agreement dated as of January 26, 2004 between MediaNews Group, Inc. as Issuer and Deutsche Bank Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, Credit Lyonnais Securities (USA) Inc., and Stephens Inc. (incorporated by reference to Exhibit 4.5 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.9	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.7)

EXHIBIT INDEX (continued)

Exhibits (continued)

10.1	Credit Agreement dated as of December 30, 2003 by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein, and Bank of America, N.A., as administrative agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed January 14, 2004)

10.2	First Amendment to Credit Agreement, dated as of January 20, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-4 filed February 23, 2004)

10.3	Second Amendment to Credit Agreement, dated as of April 16, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent**

10.4	Third Amendment to Credit Agreement, dated as of August 30, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent**

10.5	Amended and Restated Shareholders Agreement of MediaNews Group, Inc. by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004 (incorporated by reference to Exhibit 10.7 to the registrant’s Form S-4/A (File No. 333-113028), filed March 18, 2004)

10.6	Employment Agreement dated March 15, 2000 between MediaNews and William Dean Singleton (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q for the period ended March 31, 2000)*

10.7	Employment Agreement dated March 15, 2000 between MediaNews and Joseph J. Lodovic IV (incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-Q for the period ended March 31, 2000)*

10.8	Amended and Restated Joint Operating Agreement, dated as of April 30, 2004 by and between York Newspapers, Inc., York Newspapers Holdings, Inc., The York Newspaper Company, York Newspapers Holdings, L.P. and York Dispatch Publishing Company, LLC**

10.9	Third Amended and Restated Shareholders’ Agreement dated as of June 30, 1999 among the shareholders of Denver Newspapers, Inc. (now known as The Denver Post Corporation) (incorporated by reference to Exhibit 10.18 to the registrant’s Form S-4/A filed July 12, 1999)

10.10	Singleton Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-Q for the period ended March 31, 2000)

EXHIBIT INDEX (continued)

Exhibits (continued)

10.11	Scudder Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.12	Amendment and Restatement of Agreement, by and between Kearns-Tribune, LLC and Deseret News Publishing Company, dated as of January 2, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Form S-4 filed February 23, 2004)

10.13	Option Purchase Agreement between Garden State Newspapers, Inc., the predecessor of MediaNews Group, Inc., and Greenco, Inc., dated as of January 30, 1998 (incorporated by reference to Exhibit 10.13 to the registrant’s Form S-4 filed February 23, 2004)

10.14	Joint Operating Agreement by and between The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated as of May 11, 2000 (incorporated by reference to Exhibit 10.14 to the registrant’s Form S-4 filed February 23, 2004)

10.15	First Amendment to the Joint Operating Agreement by and among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated January 22, 2001 (incorporated by reference to Exhibit 10.15 to the registrant’s Form S-4 filed February 23, 2004)

10.16	Limited Liability Partnership Agreement of The Denver Newspaper Agency LLP dated as of January 22, 2001 (incorporated by reference to Exhibit 10.16 to the registrant’s Form S-4 filed February 23, 2004)

10.17	Amended and Restated Partnership Agreement for Texas-New Mexico Newspapers Partnership, by and among Gannett Texas L.P. and New Mexico-Texas MediaNews LLC, dated March 21, 2003 (incorporated by reference to Exhibit 10.17 to the registrant’s Form S-4 filed February 23, 2004)

10.18	Second Amended and Restated Partnership Agreement for California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC; Donrey Newspapers LLC; The Sun Company of San Bernardino, California; California Newspapers, Inc.; Media West—SBC, Inc. and MediaWest—CNI, Inc., dated as of May 30, 2003 (incorporated by reference to Exhibit 10.18 to the registrant’s Form S-4 filed February 23, 2004)

10.19	Tax Agreement among MediaNews Group, Inc., Denver Newspapers, Inc. and Media General, Inc., dated as of June 30, 1999 (incorporated by reference to Exhibit 10.19 to the registrant’s Form S-4/A filed July 12, 1999)

10.20	Purchase Agreement, dated as of April 30, 2004, between Buckner News Alliance, Inc., MediaNews Group, Inc., York Newspapers Holdings, LLC, MediaNews Group Interactive and York Daily Record LLC and related side letter**

EXHIBIT INDEX (continued)

Exhibits (continued)

10.21	Master Restructuring and Purchase Agreement, dated as of May 7, 2004, among Daily Gazette Company, MediaNews Group, Inc., Charleston Publishing Company and Charleston Newspapers**

21.1	Subsidiaries of MediaNews Group, Inc.**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

* Compensatory plan, contract or arrangement
** Previously filed
*** Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIANEWS GROUP, INC.
Date: April 29, 2005	By:	/s/ William Dean Singleton
William Dean Singleton
Vice Chairman, Chief Executive Officer and Director

By:	/s/ Joseph J. Lodovic
Joseph J. Lodovic
President

By:	/s/Ronald A. Mayo
Ronald A. Mayo
Vice President and Chief Financial Officer

Index to Exhibits

Exhibits

3.1	Second Restated and Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed January 14, 2004)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc.**

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Form of Indenture dated as of March 16, 1999 between Garden State Newspapers, Inc., the predecessor of MediaNews Group, Inc., as Issuer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-4 filed May 28, 1999 (file No. 333-79665))

4.3	Form of MediaNews Group, Inc. 8 5/8% Senior Subordinated Notes due 2011, Series B (contained in the Indenture filed as Exhibit 4.1)

4.4	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.5	Registration Rights Agreement dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, BNY Capital Markets, Inc., Fleet Securities, Inc. and McDonald Investments, Inc., (incorporated by reference to Exhibit 4.2 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.6	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.7	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.8	Registration Rights Agreement dated as of January 26, 2004 between MediaNews Group, Inc. as Issuer and Deutsche Bank Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, Credit Lyonnais Securities (USA) Inc., and Stephens Inc. (incorporated by reference to Exhibit 4.5 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.9	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.7)

EXHIBIT INDEX (continued)

Exhibits (continued)

10.1	Credit Agreement dated as of December 30, 2003 by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein, and Bank of America, N.A., as administrative agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed January 14, 2004)

10.2	First Amendment to Credit Agreement, dated as of January 20, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-4 filed February 23, 2004)

10.3	Second Amendment to Credit Agreement, dated as of April 16, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent**

10.4	Third Amendment to Credit Agreement, dated as of August 30, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent**

10.5	Amended and Restated Shareholders Agreement of MediaNews Group, Inc. by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004 (incorporated by reference to Exhibit 10.7 to the registrant’s Form S-4/A (File No. 333-113028), filed March 18, 2004)

10.6	Employment Agreement dated March 15, 2000 between MediaNews and William Dean Singleton (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q for the period ended March 31, 2000)*

10.7	Employment Agreement dated March 15, 2000 between MediaNews and Joseph J. Lodovic IV (incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-Q for the period ended March 31, 2000)*

10.8	Amended and Restated Joint Operating Agreement, dated as of April 30, 2004 by and between York Newspapers, Inc., York Newspapers Holdings, Inc., The York Newspaper Company, York Newspapers Holdings, L.P. and York Dispatch Publishing Company, LLC**

10.9	Third Amended and Restated Shareholders’ Agreement dated as of June 30, 1999 among the shareholders of Denver Newspapers, Inc. (now known as The Denver Post Corporation) (incorporated by reference to Exhibit 10.18 to the registrant’s Form S-4/A filed July 12, 1999)

10.10	Singleton Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-Q for the period ended March 31, 2000)

EXHIBIT INDEX (continued)

Exhibits (continued)

10.11	Scudder Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.12	Amendment and Restatement of Agreement, by and between Kearns-Tribune, LLC and Deseret News Publishing Company, dated as of January 2, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Form S-4 filed February 23, 2004)

10.13	Option Purchase Agreement between Garden State Newspapers, Inc., the predecessor of MediaNews Group, Inc., and Greenco, Inc., dated as of January 30, 1998 (incorporated by reference to Exhibit 10.13 to the registrant’s Form S-4 filed February 23, 2004)

10.14	Joint Operating Agreement by and between The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated as of May 11, 2000 (incorporated by reference to Exhibit 10.14 to the registrant’s Form S-4 filed February 23, 2004)

10.15	First Amendment to the Joint Operating Agreement by and among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated January 22, 2001 (incorporated by reference to Exhibit 10.15 to the registrant’s Form S-4 filed February 23, 2004)

10.16	Limited Liability Partnership Agreement of The Denver Newspaper Agency LLP dated as of January 22, 2001 (incorporated by reference to Exhibit 10.16 to the registrant’s Form S-4 filed February 23, 2004)

10.17	Amended and Restated Partnership Agreement for Texas-New Mexico Newspapers Partnership, by and among Gannett Texas L.P. and New Mexico-Texas MediaNews LLC, dated March 21, 2003 (incorporated by reference to Exhibit 10.17 to the registrant’s Form S-4 filed February 23, 2004)

10.18	Second Amended and Restated Partnership Agreement for California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC; Donrey Newspapers LLC; The Sun Company of San Bernardino, California; California Newspapers, Inc.; Media West—SBC, Inc. and MediaWest—CNI, Inc., dated as of May 30, 2003 (incorporated by reference to Exhibit 10.18 to the registrant’s Form S-4 filed February 23, 2004)

10.19	Tax Agreement among MediaNews Group, Inc., Denver Newspapers, Inc. and Media General, Inc., dated as of June 30, 1999 (incorporated by reference to Exhibit 10.19 to the registrant’s Form S-4/A filed July 12, 1999)

10.20	Purchase Agreement, dated as of April 30, 2004, between Buckner News Alliance, Inc., MediaNews Group, Inc., York Newspapers Holdings, LLC, MediaNews Group Interactive and York Daily Record LLC and related side letter**

EXHIBIT INDEX (continued)

Exhibits (continued)

10.21	Master Restructuring and Purchase Agreement, dated as of May 7, 2004, among Daily Gazette Company, MediaNews Group, Inc., Charleston Publishing Company and Charleston Newspapers**

21.1	Subsidiaries of MediaNews Group, Inc.**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

* Compensatory plan, contract or arrangement
** Previously filed
*** Filed herewith