Form 10-Q
period 2005-03-31
MEDIANEWS GROUP INC
filed 2005-05-16
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Item (1) Yes [X] No [   ] Item (2) Yes [   ] No [X]*

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

      The total number of shares of the registrant’s Class A Common Stock outstanding as of May 13, 2005 was 2,298,346.

*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2004 pursuant to Section 15(d) of the Securities Exchange Act of 1934. It is filing this Quarterly Report on Form 10-Q on a voluntary basis.

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2005

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

ITEM 4: CONTROLS AND PROCEDURES

      As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information regarding us and our subsidiaries required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. During the period covered by this quarterly report, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEDIANEWS GROUP, INC.

Dated: May 13, 2005	By:	/s/ Ronald A. Mayo

Ronald A. Mayo
Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2005	June 30, 2004
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$509	$64,736
Accounts receivable, less allowance for doubtful accounts of $7,414 at March 31, 2005 and $7,625 at June 30, 2004	79,387	81,925
Inventories of newsprint and supplies	22,359	16,526
Prepaid expenses and other assets	15,600	8,280

TOTAL CURRENT ASSETS	117,855	171,467

PROPERTY, PLANT AND EQUIPMENT
Land	37,403	37,226
Buildings and improvements	105,290	104,993
Machinery and equipment	351,054	342,661
Construction in progress	31,636	7,110

TOTAL PROPERTY, PLANT AND EQUIPMENT	525,383	491,990
Less accumulated depreciation and amortization	(203,237)	(184,614)

NET PROPERTY, PLANT AND EQUIPMENT	322,146	307,376

OTHER ASSETS
Investment in unconsolidated JOAs	158,997	179,846
Equity investments	92,407	92,681
Subscriber accounts, less accumulated amortization of $145,661 at March 31, 2005 and $134,487 at June 30, 2004	53,169	63,980
Excess of cost over fair value of net assets acquired	427,945	418,600
Newspaper mastheads	141,295	139,266
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $31,466 at March 31, 2005 and $30,745 at June 30, 2004	5,477	5,011
Other	19,090	19,398

TOTAL OTHER ASSETS	898,380	918,782

TOTAL ASSETS	$1,338,381	$1,397,625

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2005	June 30, 2004
	(Dollars in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$9,127	$7,180
Accrued liabilities	56,485	68,230
Unearned income	27,200	26,281
Current portion of long-term debt and obligations under capital leases	4,048	5,278

TOTAL CURRENT LIABILITIES	96,860	106,969

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	837,367	923,189

OTHER LIABILITIES	23,100	26,450

DEFERRED INCOME TAXES, NET	109,310	88,913

MINORITY INTEREST	163,329	165,084

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,000,000 shares authorized:
2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	3,631	3,631
Accumulated other comprehensive loss, net of taxes	(21,727)	(19,976)
Retained earnings	128,509	105,363
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	108,415	87,020

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,338,381	$1,397,625

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Dollars in thousands, except share data)
REVENUES
Advertising	$142,945	$136,915	$451,158	$431,399
Circulation	32,164	33,020	97,807	99,813
Other	9,636	9,242	29,049	28,681

TOTAL REVENUES	184,745	179,177	578,014	559,893

INCOME FROM UNCONSOLIDATED JOAS	1,948	952	16,754	16,695

COST AND EXPENSES
Cost of sales	59,314	57,769	181,039	174,971
Selling, general and administrative	95,029	93,126	284,913	271,855
Depreciation and amortization	10,178	10,553	30,395	30,603
Interest expense	12,375	14,409	36,694	42,497
Other (income) expense, net	1,855	1,285	7,254	15,199

TOTAL COSTS AND EXPENSES	178,751	177,142	540,295	535,125

EQUITY INVESTMENT INCOME, NET	2,791	1,927	8,028	7,304

MINORITY INTEREST	(5,407)	(4,715)	(21,885)	(24,603)

INCOME BEFORE INCOME TAXES	5,326	199	40,616	24,164

INCOME TAX EXPENSE	(3,026)	(135)	(17,470)	(9,806)

NET INCOME	$2,300	$64	$23,146	$14,358

NET INCOME PER COMMON SHARE:
Net income per common share	$1.00	$0.03	$10.07	$6.25

Weighted average number of shares outstanding	2,298,346	2,298,346	2,298,346	2,298,346

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,146	$14,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,534	33,921
Provision for losses on accounts receivable	6,301	5,773
Amortization of debt discount and deferred debt issuance costs	799	635
Net (gain) loss on sale of assets	414	(348)
Loss on early extinguishment of debt	9,236	9,292
Proportionate share of net income from unconsolidated JOAs	(52,945)	(51,976)
Distributions from unconsolidated JOAs	66,695	58,011
Equity investment income, net	(8,028)	(7,304)
Change in defined benefit plan assets, net of cash contributions	694	954
Deferred income tax expense	20,434	9,460
Change in estimated option repurchase price	(5,431)	(709)
Minority interest	21,885	24,603
Distributions paid to minority interest	(23,036)	(26,570)
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	342	1,686
Unrealized loss on swaps	—	2,369
Change in operating assets and liabilities	(23,388)	(18,336)

NET CASH FLOWS FROM OPERATING ACTIVITIES	70,652	55,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from equity investments	8,402	6,397
Investments in equity investments	(100)	(50)
Business acquisitions	(11,164)	(11,798)
Capital expenditures	(34,626)	(29,621)
Proceeds from the sale of assets	428	5,131

NET CASH FLOWS FROM INVESTING ACTIVITIES	(37,060)	(29,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	416,850	522,466
Reduction of long-term debt and other liabilities	(506,045)	(505,918)
Repurchase premiums and related costs associated with long-term debt	(8,624)	(9,465)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(97,819)	7,083

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,227)	32,961
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,736	3,343

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$509	$36,304

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: Significant Accounting Policies and Other Matters

Basis of Quarterly Financial Statements

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2005.

Joint Operating Agencies

      A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each of the individual newspapers that are party to a joint operating agreement continue to be separate and outside of the related JOA. The Company, through its subsidiaries, York Newspapers, Inc., Kearns-Tribune, LLC, and The Denver Post Corporation, participates in JOAs in York, Pennsylvania, Salt Lake City, Utah, and Denver, Colorado, respectively. The editorial and related expenses of The Denver Post and The Salt Lake Tribune are incurred by the Company outside the related JOA. The Company controls the York JOA prior and subsequent to its fiscal year 2004 restructuring and accordingly consolidates its results, as well as those of the York Dispatch. However, the editorial costs associated with the York Daily Record, the other newspaper in the York JOA, were not included in the Company’s results prior to the May 1, 2004 restructuring because, until then, the newspaper was not owned by MediaNews. The Company also owned a 50% interest in a JOA in Charleston, West Virginia through May 7, 2004. See Note 3: Joint Operating Agencies of the Company’s June 30, 2004 Annual Report on Form 10-K and Note 4: Contingent Matters of this Form 10-Q regarding the York and Charleston JOA restructurings.

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

Guarantees

      Through its wholly-owned subsidiary, Kearns-Tribune, LLC, the Company owns a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and is also a guarantor, on a several basis, on 6.0% of up to $125.0 million of Ponderay’s credit facility, which is due April 12, 2006. In accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), the Company has no amounts related to the guarantee recorded in its financial statements because the

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

guarantee existed prior to and has not been modified since December 31, 2002. The guarantee arose from Ponderay’s April 12, 2000 amended and restated credit agreement that replaced a previous credit facility which had been used to finance the construction of its newsprint mill. The guarantee could be triggered by Ponderay’s failure to meet any of its bank covenants, at which time the Company could be liable for its portion of the guarantee. At March 31, 2005, the Company’s share of the guarantee is approximately $4.1 million. The debt is collateralized by a deed of trust on Ponderay’s real property and a mortgage on all of Ponderay’s other assets.

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

NOTE 2: Comprehensive Income

      The Company’s comprehensive income consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$2,300	$64	$23,146	$14,358
Unrealized gain on hedging activities, net of tax	17	—	17	291
Unrealized loss on newsprint and interest rate hedging activities, reclassified to earnings, net of tax	114	472	342	1,686
Minimum pension liability adjustment, net of tax	163	20	(2,110)	(359)

Comprehensive income	$2,594	$556	$21,395	$15,976

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: Joint Operating Agencies

      The following tables present the summarized results of the Company’s unconsolidated JOAs on a combined basis. The Salt Lake City JOA data has been presented separately because, as of June 30, 2004, it was a significant investee of the Company determined in accordance with Rule 3-09 of Regulation S-X. Beginning in fiscal year 2005, the Denver JOA data is no longer combined with the Charleston JOA data as a result of the Charleston JOA restructuring in May 2004 (see Note 1: Significant Accounting Policies and Other Matters). The fiscal year 2004 data combines the Denver JOA and Charleston JOA data in the column “Other Unconsolidated JOAs.” The Salt Lake City JOA, Denver JOA and Other Unconsolidated JOA information is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The editorial costs, miscellaneous revenue received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and, through May 7, 2004, the Charleston Daily Mail, are included in the column “Associated Revenues and Expenses.” The 20% minority interest associated with The Denver Post Corporation has not been reflected in the tables below.

	Three Months Ended March 31, 2005
				Total Income
			Associated	from
	Salt Lake		Revenues	Unconsolidated
	City JOA	Denver JOA	and Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$35,203	$103,489	$98

Cost of sales	8,127	31,633	8,128
Selling, general and administrative	14,199	52,001	2,796
Depreciation and amortization	—	4,500	1,047
Other	2,330	99	(51)

Total costs and expenses	24,656	88,233	11,920

Net income	10,547	15,256	(11,822)
Partners’ share of income from unconsolidated JOAs	(4,405)	(7,628)	—

Income from unconsolidated JOAs	$6,142	$7,628	$(11,822)	$1,948

	Nine Months Ended March 31, 2005
				Total Income
			Associated	from
	Salt Lake		Revenues	Unconsolidated
	City JOA	Denver JOA	and Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$109,175	$323,418	$345

Cost of sales	24,109	100,965	25,536
Selling, general and administrative	40,546	151,208	7,855
Depreciation and amortization	—	13,828	3,139
Other	2,496	515	6

Total costs and expenses	67,151	266,516	36,536

Net income	42,024	56,902	(36,191)
Partners’ share of income from unconsolidated JOAs	(17,530)	(28,451)	—

Income from unconsolidated JOAs	$24,494	$28,451	$(36,191)	$16,754

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2004
				Total Income
		Other	Associated	from
	Salt Lake	Unconsolidated	Revenues	Unconsolidated
	City JOA	JOAs	and Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$33,413	$110,608	$113

Cost of sales	7,712	35,535	8,132
Selling, general and administrative	13,353	55,459	2,865
Depreciation and amortization	—	5,482	1,116
Other	193	2,156	86

Total costs and expenses	21,258	98,632	12,199

Net income	12,155	11,976	(12,086)
Partners’ share of income from unconsolidated JOAs	(5,105)	(5,988)	—

Income from unconsolidated JOAs	$7,050	$5,988	$(12,086)	$952

	Nine Months Ended March 31, 2004
				Total Income
		Other	Associated	from
	Salt Lake	Unconsolidated	Revenues	Unconsolidated
	City JOA	JOAs	and Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$102,949	$346,863	$367

Cost of sales	23,517	111,255	24,425
Selling, general and administrative	38,435	159,636	7,379
Depreciation and amortization	—	16,437	3,318
Other	195	3,093	526

Total costs and expenses	62,147	290,421	35,648

Net income	40,802	56,442	(35,281)
Partners’ share of income from unconsolidated JOAs	(17,047)	(28,221)	—

Income from unconsolidated JOAs	$23,755	$28,221	$(35,281)	$16,695

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

      One issue in dispute is the exercise price should SLTPC acquire the Tribune Assets (defined as all of the assets used, held for use or usable in connection with the operation and publication of The Salt Lake Tribune). The terms of the Option Agreement specify an appraisal process for determination of the fair market value of the Tribune Assets. In this appraisal process, each party engaged an appraisal firm to value the Tribune Assets at their fair market value. The Company’s appraisal valued the Tribune Assets at $380.0 million, whereas SLTPC’s appraisal valued the Tribune Assets at $218.0 million. Because the Company’s and SLTPC’s appraisals were more than 10% apart, the appraisers appointed by the Company and SLTPC were required to jointly select a third appraiser. Under the terms of the Option Agreement, the final option purchase price is based on the average of the third appraisal valuation with the closer of the first two appraisals. On June 11, 2003, the third appraiser issued its final report valuing the Tribune Assets at $331.0 million. Accordingly, the option exercise price is $355.5 million for the Tribune Assets. After the third appraiser’s final report was issued, SLTPC filed a lawsuit in the District Court on June 24, 2003 (the “appraisal lawsuit”), challenging the valuation performed by the third appraiser and seeking to set aside the third appraisal and the $355.5 million exercise price. The District Court ruled that the appraisal process constituted an arbitration under the Federal Arbitration Act (“FAA”) and that any challenge must therefore be made under the procedures set forth in the FAA. The District Court subsequently denied SLTPC’s motion under the FAA procedures seeking to set aside the appraisal, and, as a consequence of its arbitration rulings, also dismissed the appraisal lawsuit. SLTPC appealed those rulings to the Tenth Circuit, and on November 30, 2004, the Tenth Circuit reversed the District Court’s rulings. While taking no position on the merits of the dispute as to the finality of the third appraisal and the validity of the $355.5 million exercise price, the Tenth Circuit held that the Option Agreement’s appraisal procedure did not constitute arbitration within the meaning of the FAA. The Tenth Circuit accordingly reinstated SLTPC’s appraisal lawsuit, which the District Court had dismissed under the reasoning that the appraisal constituted arbitration.

      In the reinstated appraisal lawsuit, SLTPC has filed an amended complaint against MediaNews, Kearns-Tribune, LLC (“Kearns-Tribune”) and the third appraiser, Management Planning Inc. (“MPI”), seeking relief that includes (a) the setting aside of the third appraisal; (b) the setting aside of all three appraisals, so that an entirely new appraisal process must be conducted; or (c) alternatively, if the exercise price of $355.5 million is held to be final and binding, (i) monetary damages from the third appraiser for alleged breaches of contractual and fiduciary duties, and (ii) what SLTPC refers to as an “abatement” of the purchase price pursuant to allegations that the value of the Tribune Assets has decreased since SLTPC sought to exercise the option. MediaNews and Kearns-Tribune and MPI have filed separate motions to dismiss SLTPC’s amended complaint in the appraisal lawsuit. Briefing is ongoing.

      During the time in which the appraisal and exercise price issues were on appeal before the Tenth Circuit, SLTPC’s main action was stayed. In the main action, SLTPC’s pending claims against the Company and Kearns-Tribune include claims for damages for breach of contract and breach of contractual duties (in the event some or all of the Tribune Assets are not transferred to SLTPC) and for interference with contract (arising out of the amendment of the JOA in 2001). The Company and Kearns-Tribune have pending counterclaims against SLTPC, which include claims for damages for breaches of contract and interference with contract. Additionally, the Company and Kearns-Tribune have pending counterclaims for declaratory judgment, but no damage claims against Deseret News Publishing Company (“Deseret Publishing”). Deseret Publishing has pending claims against SLTPC for damages, and claims that do not seek damages against the Company and Kearns-Tribune as to the meaning and enforceability of the Option Agreement and related Management and Joint Operating Agreements. Additionally, depending on the outcome of the appraisal lawsuit, the main action may include claims by the parties concerning whether the Option expired when SLTPC did not exercise it on October 10, 2003 (as the Company has contended), or whether SLTPC still has the opportunity to exercise the Option regardless of whether or not the $355.5 million exercise price is found to be binding and conclusive (as SLTPC contends).

      Also pending before the District Court is the Company’s declaratory judgment action, which seeks a ruling that the defendants, including certain individuals who control SLTPC, do not have any rights as individuals (separate from their corporate entity, SLTPC) to purchase or otherwise acquire the Tribune Assets. The defendants have since filed counterclaims against the Company and Kearns-Tribune relating to their contention that they have rights as individuals (separate and apart from the corporate entity, SLTPC) to acquire the Tribune Assets. The defendants have also filed a third-party complaint naming as defendants various individuals and entities, including AT&T, Deseret Publishing, and Dirks Van Essen, one of the

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

three appraisers of the Tribune Assets. The Company and all of the third-party defendants have filed summary judgment motions, and briefing is ongoing.

      The Company is not in a position at this time to predict the likely outcome of this litigation. However, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.2 million and $0.6 million, respectively, was recorded in other (income) expense, net for the three and nine months ended March 31, 2005, related to the cost of defending these lawsuits. The cost of defending these lawsuits may continue to be substantial.

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

      The Company and the other participants in such restructurings have received civil investigative demands from the Department of Justice seeking information concerning the recent restructurings of the Charleston and York JOAs. In discussions with the Department of Justice, the Company has proposed potential amendments to the agreements governing the York JOA to clarify the rights and obligations of the parties to provide for additional performance based compensation to the manager of The York Dispatch under certain circumstances. The Company anticipates that any such amendments would not be material to its future operating results.

      The Company understands that the general partner in Charleston Newspapers Holdings L.P. is in discussions with the Department of Justice regarding amendments to the Charleston JOA. There can be no assurances as to the outcome of such discussions.

      MediaNews sent a notice terminating its newsprint swap agreement with Mirant Americas Energy Marketing, LP (“Mirant”) effective September 5, 2003. In March 2005, Mirant filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company alleging breach of contract and seeking damages in connection with the swap termination in the amount of approximately $2.0 million, plus interest, costs and attorney’s fees. The Company is currently evaluating its legal options with respect to Mirant’s claims.

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

NOTE 6: Long-Term Debt

      Long-term debt (excluding capital leases) consisted of the following:

			March 31,	June 30,
			2005	2004
			(Dollars in thousands)
Bank Credit Facility (Revolving Portion)	(I	)	$115,700	$—
Bank Term Loan A	(I	)	100,000	—
Bank Term Loan C	(I	)	147,634	—
Bank Term Loan B	(I	)	—	248,750
Various Notes, payable through 2013	(II)		25,481	27,303
8.625% Senior Subordinated Notes, due 2011	(III)		—	199,388
6.875% Senior Subordinated Notes, due 2013	(IV)		297,660	297,513
6.375% Senior Subordinated Notes, due 2014	(V	)	148,755	148,680

			835,230	921,634
Less current portion of long-term debt			(3,877)	(5,083)

			$831,353	$916,551

I.	On August 30, 2004, the Company entered into an amendment and restatement of its December 30, 2003 bank credit facility (the “amended facility”). The amended facility maintains the $350.0 million revolving credit facility and provides for a $100.0 million term loan “A” and a $148.8 million term loan “C,” both of which were used to refinance the term loan “B” facility. The term loan “A” bears interest at rates based upon, at the Company’s option, Eurodollar or base rates (derived from prime), plus a borrowing margin based on the Company’s leverage ratio. The Eurodollar and base rate borrowing margins on term loan “A” are set at 1.50% and 0.50%, respectively, through August 30, 2005, after which borrowings will bear interest at the Eurodollar or base rate, at the Company’s option, plus a borrowing margin based on the pricing grid used for the revolving credit facility. Term loan “A” requires quarterly principal payments as follows: $5.0 million beginning in March 2008 through December 2008; $7.5 million from March 2009 through December 2009; and $12.5 million from March 2010 through September 2010, with the remaining balance due at maturity on December 30, 2010. The term loan “C” bears interest based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin of 1.5% or 0.5%, respectively. Term loan “C” requires quarterly principal payments as follows: $0.4 million beginning in September 2004 through December 2009, increasing to $35.1 million from March through September 2010, with the remaining balance due at maturity on December 30, 2010. Amounts repaid under the term loan “A” and “C” facilities will not be available for re-borrowing. The Company incurred debt issuance costs of $0.3 million related to the amended facility. All other borrowing conditions of the bank credit facility entered into on December 30, 2003, as described in Note 6: Long-Term Debt of the Company’s June 30, 2004 Annual Report on Form 10-K, continue to apply and have not been amended.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

II.	In connection with various acquisitions, the Company’s subsidiaries have issued notes payable to prior owners and assumed certain debt obligations.

III.	In March 1999, Garden State, the predecessor issuer of MediaNews Group, Inc., issued $200.0 million of 8.625% Senior Subordinated Notes due 2011, or “8.625% Notes.” On July 1, 2004, the Company repurchased all outstanding 8.625% Notes using cash on hand and borrowings under its bank credit facility. The Company paid $8.6 million in premiums and related costs associated with the redemption of the 8.625% Notes which was charged to “other (income) expense, net” during the three months ended September 30, 2004.

IV.	On November 25, 2003, the Company completed the sale of $300.0 million of its 6.875% Senior Subordinated Notes due 2013 (or “6.875% Notes”). See Note 6: Long-Term Debt of the Company’s June 30, 2004 Annual Report on Form 10-K for further description.

V.	On January 26, 2004, the Company completed the sale of $150.0 million of its 6.375% Senior Subordinated Notes due 2014 (or “6.375% Notes”). The Company used the proceeds of the sale of $146.9 million to temporarily prepay all borrowings under the new bank credit facility. Such prepayment was reborrowed and used, along with cash on hand, to repurchase all of its outstanding $200.0 million 8.625% Notes on July 1, 2004. See Note 6: Long-Term Debt of the Company’s June 30, 2004 Annual Report on Form 10-K for further description.

      Maturities of long-term debt for the next five fiscal years ending June 30 and thereafter beginning with the fiscal year ended June 30, 2005 (except for June 30, 2005, which is only reflective of the three months remaining) are shown below (in thousands):

2005	$979
2006	3,816
2007	3,715
2008	13,510
2009	28,363
Thereafter	784,847

$835,230

      The table above does not include capital lease obligations of $6.2 million.

      The fair market values of the 6.875% Notes and 6.375% Notes at March 31, 2005 were approximately $295.5 million and $142.9 million, respectively. The carrying value of the Company’s bank debt, which has interest rates tied to prime or the Eurodollar, approximates its fair value. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents the Company’s original issue price net of remaining original issue discounts, if applicable.

      In January 1998, the Company entered into an option agreement in association with the acquisition financing related to one of its newspapers. The option entitles the holder to purchase the assets used in the publication of one of the Company’s newspaper properties, which the option holder can currently exercise or put to the Company based on a predetermined formula. At March 31, 2005, the option repurchase price is valued at approximately $6.0 million and is recorded as a component of other long-term liabilities (at December 31, 2004 and June 30, 2004, the option repurchase price was valued at approximately $5.9 million and $11.4 million, respectively). The purchase price of the option can increase or decrease significantly each quarter based on the performance of the publication because a significant component of the option repurchase formula is the twenty-four month trailing cash flows of the publication. If the option is put to the Company, the Company expects to fund the payment with available borrowings from its bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in the Company’s balance sheet as long-term. The option expires in January 2010 at which time, if the option remains outstanding, the Company would be required to repurchase it.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7: Employee Benefit Plans

Components of Net Periodic Benefit Cost (Pension and Other Benefits)

	Pension Plans
	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$279	$286	$837	$857
Interest cost	1,476	1,422	4,450	4,266
Expected return on plan assets	(1,591)	(1,760)	(4,773)	(5,281)
Amortization of deferral	105	115	335	346
Amortization of net loss	510	402	1,530	1,206
Curtailment loss	—	—	443	—

Net periodic benefit cost	$779	$465	$2,822	$1,394

	Other Benefits
	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$85	$83	$259	$248
Interest cost	79	82	241	245
Expected return on plan assets	—	—	—	—
Amortization of deferral	(3)	(1)	(3)	(2)
Amortization of net loss	16	23	48	70
Curtailment loss	—	—	28	—

Net periodic benefit cost	$177	$187	$573	$561

Employer Contributions

      The Company expects to contribute between $2.0 million and $3.0 million to its pension plans in fiscal year 2005. Contributions of approximately $1.6 million have been made through March 31, 2005.

      Effective January 1, 2005, the Company will no longer provide post-retirement health care coverage for the majority of Kearns-Tribune, LLC employees retiring after that date. In conjunction with the partial freeze of this plan, the Company recognized a small curtailment loss in the second quarter of fiscal year 2005.

      Effective April 1, 2005, the Company will freeze the defined benefit pension plan benefits associated with the employees of one of the Company’s subsidiaries. In conjunction with the freeze of the accrual of benefits for these employees, the Company recognized a curtailment loss of approximately $0.4 million in the second quarter of fiscal year 2005.

NOTE 8: Acquisitions and Other Transactions

Purchase of The Park Record

      On January 4, 2005, the Company entered into a Stock Purchase Agreement, pursuant to which the Company purchased all of the outstanding common stock of Diversified Suburban Newspapers, Inc. (“Diversified”), the publisher of The Park Record, in Park City, Utah. The Singleton Family Revocable Trust owned 50% of the outstanding stock of Diversified at the time of purchase. The purchase price was approximately $8.0 million, subject to adjustment to reflect final working capital balances. The Company has preliminarily attributed the purchase price as follows: $0.8 million tangible assets (primarily fixed assets), $3.6 million identifiable intangible assets ($2.0 million, masthead; $0.4 million, subscriber list; $1.2 million,

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

advertiser list) and $3.6 million was recorded as goodwill. The Company received a fairness opinion on the purchase price. The transaction was unanimously approved by the disinterested directors of the Company.

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

Other

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

NOTE 9: Equity Investments (Non-JOA)

      The following table represents the summary financial data, on a combined basis, for the Company’s non-JOA equity investments (the entities represented in the table below are included at 100%). For a listing of the Company’s equity investments, see Note 2: Significant Accounting Policies and Other Matters — Investments of the Company’s June 30, 2004 Annual Report on Form 10-K.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Total revenues	$66,463	$60,689	$187,904	$179,909
Net income	$11,387	$6,305	$29,150	$22,856

NOTE 10: Commitments

The Denver Post Corporation Call Option

      The Company owns 80% and Media General, Inc. (“Media General”) owns 20% of The Denver Post Corporation. The Denver Post Shareholders’ Agreement provides the Company with a call option on Media General’s 20% interest in The Denver Post Corporation. The call option became exercisable on July 1, 2004 and expires June 30, 2005. In January 2005, the Company delivered notice to Media General exercising its call option. No amount has been recorded in the Company’s March 31, 2005 financial statements related to the exercise of the call option. The exercise price will be based on the fair market value of The Denver Post Corporation, less debt of The Denver Post Corporation, determined through an appraisal process specified in The Denver Post Shareholders’ Agreement. The terms of the appraisal process require the Company and Media General to each engage a qualified independent appraisal firm. If the two independent appraisals of The Denver Post Corporation are within 20% of each other, the average of the two appraisals will be used to determine the exercise price. However, if the two appraisals are not within 20% of each other, the two qualified independent appraisers will select a third qualified independent appraiser to determine the fair market value. The average of the two closest of the three appraisals or the middle appraisal if it is equidistant from the high and low of the three appraisals will be used to determine the exercise price. The Company and Media General have each completed their independent appraisals of The Denver Post Corporation. The difference between the two appraisals was greater than 20%. Accordingly, a third independent appraiser has been engaged and is currently conducting its appraisal. The Company anticipates that the purchase will occur in the fourth quarter of its fiscal year 2005.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other

      In December 2004, the Company entered into a contract with a newsprint vendor to purchase newsprint based on market price beginning January 1, 2005 (24,000 metric tons for calendar year 2005) and continuing through December 31, 2009 (36,000 metric tons per year for calendar years 2006-2009).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Results

      We have provided below certain summary historical financial data for the three and nine months ended March 31, 2005 and 2004, including the percentage change between periods.

	Three Months Ended March 31,		2005 vs.	Nine Months Ended March 31,		2005 vs.
	2005	2004	2004	2005	2004	2004
	(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$184,745	$179,177	3.1%	$578,014	$559,893	3.2%

Income from Unconsolidated JOAs	1,948	952	104.6	16,754	16,695	0.4

Cost of Sales	59,314	57,769	2.7	181,039	174,971	3.5
Selling, General and Administrative	95,029	93,126	2.0	284,913	271,855	4.8
Depreciation and Amortization	10,178	10,553	(3.6)	30,395	30,603	(0.7)
Interest Expense	12,375	14,409	(14.1)	36,694	42,497	(13.7)
Other (Income) Expense, Net	1,855	1,285	44.4	7,254	15,199	(52.3)

Total Costs and Expenses	178,751	177,142	0.9	540,295	535,125	1.0

Equity Investment Income, Net	2,791	1,927	44.8	8,028	7,304	9.9

Minority Interest	(5,407)	(4,715)	14.7	(21,885)	(24,603)	(11.0)

Net Income	2,300	64	(c)	23,146	14,358	61.2

CASH FLOW DATA:
Cash Flows from:
Operating Activities	$30,056	$23,436		$70,652	$55,819
Investing Activities	(18,584)	(10,004)		(37,060)	(29,941)
Financing Activities	(12,395)	20,217		(97,819)	7,083

NON-GAAP FINANCIAL DATA(a):
Adjusted EBITDA	$30,402	$28,282	7.5%	$112,062	$113,067	(0.9)%
Minority Interest in Adjusted EBITDA	(8,312)	(8,587)	(3.2)	(30,476)	(35,084)	(13.1)
Combined Adjusted EBITDA of Unconsolidated JOAs	6,593	6,109	7.9	28,516	30,416	(6.2)
EBITDA of Texas-New Mexico Newspapers Partnership(b)	2,122	2,123	0.0	7,155	7,517	(4.8)

Adjusted EBITDA Available to Company	$30,805	$27,927	10.3%	$117,257	$115,916	1.2%

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation, and through April 30, 2004, The York Newspaper Company, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote b). See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information.

(b)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants.

(c)	Not meaningful.

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

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11,
OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Three Months Ended March 31,		2005 vs.	Nine Months Ended March 31,		2005 vs.
	2005	2004	2004	2005	2004	2004
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$257,029	$249,707	2.9%	$803,508	$779,748	3.0%

Cost of Sales	87,973	87,250	0.8	271,041	265,802	2.0
Selling, General and Administrative	132,061	129,918	1.6	391,889	376,635	4.1
Depreciation and Amortization	13,477	14,171	(4.9)	40,449	41,692	(3.0)
Interest Expense	12,427	14,466	(14.1)	36,840	42,656	(13.6)
Other (Income) Expense, Net	3,149	2,298	37.0	8,816	16,898	(47.8)

Total Costs and Expenses	249,087	248,103	0.4	749,035	743,683	0.7

Minority Interest	(5,407)	(3,332)	62.3	(21,885)	(19,205)	14.0

Net Income	2,300	64	(c)	23,146	14,358	61.2

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:

Operating Activities	$30,056	$23,436		$70,652	$55,819
Investing Activities	(18,584)	(10,004)		(37,060)	(29,941)
Financing Activities	(12,395)	20,217		(97,819)	7,083

PRO-RATA OTHER DATA(a):
Adjusted EBITDA	$36,995	$32,539	13.7%	$140,578	$137,311	2.4%
Minority Interest in Adjusted EBITDA	(8,312)	(6,735)	23.4	(30,476)	(28,912)	5.4
EBITDA of Texas-New Mexico Newspapers Partnership(b)	2,122	2,123	0.0	7,155	7,517	(4.8)

Adjusted EBITDA Available to Company	$30,805	$27,927	10.3%	$117,257	$115,916	1.2%

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

      Advertising revenue is earned and recognized when advertisements are published, inserted, aired or displayed and are net of provisions for estimated rebates, rate adjustments and discounts. Circulation revenue includes home delivery subscription revenue, single copy and third party sales. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for returns. Home delivery subscription revenue is earned and recognized when the newspaper is sold and delivered to the customer or sold to home delivery independent contractors. Amounts received in advance of an advertising run date or newspaper delivery are deferred and recorded on the balance sheet as a current liability (“Unearned Income”) and recognized as revenue when earned.

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

Comparison of the Three and Nine Months Ended March 31, 2005 and 2004

      Certain transactions in fiscal years 2005 and 2004 had an impact on the comparisons of our results for the three and nine months ended March 31, 2005 and 2004. In January 2005, we purchased The Park Record, a biweekly newspaper in Park City, Utah. In fiscal year 2004, we restructured our interests in the Charleston JOA (effective May 7, 2004) and the York JOA (which included exercising our option to buy out the minority partner’s interest and purchasing the masthead of the York Daily Record effective April 30, 2004). In fiscal year 2004, we also purchased two weekly newspapers distributed in and around Long Beach, California: the Grunion Gazette and Downtown Gazette (January 2004).

Revenues

      On a same newspaper basis (after adjusting for the aforementioned fiscal year 2005 Park City and fiscal year 2004 Gazette transactions), the following changes occurred in our significant revenue categories for the three and nine month periods ended March 31, 2005 as compared to the same periods in prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      Advertising Revenues. Advertising revenues increased by approximately 3.8% and 3.9% for the three and nine month periods ended March 31, 2005, respectively, as compared to the same periods in prior fiscal year. The increase in advertising revenue was due principally to increases in national, classified and preprint advertising categories, as well as increases in revenues from our Internet operations, offset in part by a small decrease in retail (ROP) advertising. For the three and nine month periods ended March 31, 2005, employment and real estate classified advertising increased at the majority of our newspapers. These gains, however, were somewhat offset by declines in classified automotive advertising.

      Circulation Revenues. Circulation revenues decreased by 3.3% and 2.6% for the three and nine month periods ended March 31, 2005 as compared to the same periods in prior fiscal year. The decrease was primarily due to competitive pricing pressures at most of our newspapers, as well as competition from other media sources, which resulted in our offering greater discounts to acquire new subscribers with long-term orders, as well as reducing our subscription rates in some instances to retain our current subscribers, in order to help in achieving our home delivery volume goals.

Income from Unconsolidated JOAs

      As noted in critical accounting policies, income from unconsolidated JOAs includes our proportionate share of net income from JOAs, the amortization of subscriber lists created by the original purchase by us of the JOAs’ interests, and editorial costs, miscellaneous revenue and other charges directly attributable to providing editorial content and news for our newspapers party to a JOA. The following discussion takes into consideration all the associated revenues and expenses described above. The aforementioned Charleston restructuring had the net impact of decreasing income from unconsolidated JOAs by $0.7 million and $2.3 million for the three and nine months ended March 31, 2005. Excluding the impact of the Charleston restructuring, the increase for the three months ended March 31, 2005 was due to improved net income at the Denver JOA, offset in part by a decline in net income at the Salt Lake JOA. The results for the Salt Lake JOA were negatively impacted by a charge of $1.6 million associated with the JOA’s pension and other post-retirement benefit plans. For the nine months ended March 31, 2005, both the Denver and Salt Lake JOAs experienced improvements in net income.

Cost of Sales

      The aforementioned purchase of The Park Record in fiscal year 2005 and the fiscal year 2004 York restructuring and weekly newspapers purchase had the net impact of increasing cost of sales by $1.1 million and $3.2 million for the three and nine month periods ended March 31, 2005, as compared to the same periods in prior fiscal year. Excluding these transactions, cost of sales for the three and nine month periods increased 0.8% and 1.6%, respectively. The current year increase in cost of sales was due in part to a 7.9% and 9.0% increase in our average price per metric ton of newsprint consumed for the three and nine month periods ended March 31, 2005, as compared to the same periods in prior year. Our average price was approximately $531 and $523 per metric ton for the three and nine month periods ended March 31, 2005, respectively, as compared to $492 and $480 per metric ton for the same periods in fiscal year 2004. Partially offsetting the impact of higher newsprint prices was a small decrease in our newsprint consumption.

Selling, General and Administrative

      The aforementioned purchase of The Park Record in fiscal year 2005 and the fiscal year 2004 York restructuring and weekly newspapers purchase had the net impact of increasing SG&A by $0.7 million and $2.1 million for the three and nine month periods ended March 31, 2005, as compared to the same periods in prior fiscal year. Excluding these transactions, SG&A increased 1.3% and 4.0%. The current year increase was primarily the result of increases in employee costs, including health care and retirement benefits, the curtailment of the pension plan at one of our subsidiaries, as well as increased costs directly associated with the growth in our advertising revenues and Internet operations. Expenses related to our Internet operations increased $0.5 million, or 13.8%, and $1.6 million, or 16.4%, respectively, for the three and nine months ended March 31, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Expense

      The decrease in interest expense was the result of a decrease in average debt outstanding due to debt paydowns in fiscal year 2004 and continued paydowns in fiscal year 2005, as well as a reduction in the weighted average cost of debt in fiscal year 2005 compared to fiscal year 2004. For the three month period ended March 31, 2005, our average debt outstanding decreased $29.4 million, or 3.3%, and our weighted average interest rate decreased 45 basis points, as compared to the same period in prior year. For the nine month period ended March 31, 2005, our average debt outstanding decreased $41.4 million or 4.6%, and our weighted average interest rate decreased 52 basis points as compared to the same period in prior year. The lower weighted average cost of debt was a result of the November 2003 refinancing of our 8 3/4% Senior Subordinated Notes with our 6 7/8% Senior Subordinated Notes, the restructuring of our bank credit agreement (December 2003 and August 2004) and the July 2004 repurchase of our 8 5/8% Senior Subordinated Notes funded out of proceeds from our 6 3/8% Senior Subordinated Notes (issued in January 2004) and borrowings from our bank credit facility. These lower interest rates were offset in part by increases in LIBOR over the prior year (the average daily one month rate for LIBOR increased 154 and 101 basis points, respectively, for the three and nine month periods ended March 31, 2005 as compared to the same periods in prior year). The interest rates under our bank credit facility are based on LIBOR, plus a borrowing margin based on our leverage ratio. Interest expense was also favorably impacted in the prior year by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $0.6 million and $2.4 million for the three and nine month periods ended March 31, 2004. We had no interest rate swap agreements during the three or nine month periods ended March 31, 2005. Excluding the impact of the interest rate swaps in the prior year, our weighted average interest rate decreased by approximately 68 and 85 basis points, respectively, for the three and nine months ended March 31, 2005.

Other (Income) Expense, Net

      We include in other (income) expense, net costs or income items that are not related to current operations.

      The charges incurred for the three month period ended March 31, 2005 relate to litigation expense of $0.2 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.2 million related to hedging activities that did not qualify for hedge accounting under SFAS No. 133, and $1.5 million related to various other costs not related to ongoing operations.

      The charges incurred for the nine month period ended March 31, 2005 relate to litigation expense of $0.6 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $(5.8) million change related to the periodic valuation of the estimated cost to repurchase an option held by a third party to acquire one of our newspapers, $9.2 million for the repurchase premiums and unamortized discounts associated with the early redemption of our 8 5/8% Notes, $0.6 million related to hedging activities that did not qualify for hedge accounting under SFAS No. 133, and $2.7 million related to various other costs not related to ongoing operations.

Liquidity and Capital Resources

Cash Flow Activity

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

      The increase in net cash flows from operating activities of $14.8 million, for the nine months ended March 31, 2005, was largely attributable to an increase in distributions from unconsolidated JOAs and decreases in distributions paid to minority interest, offset in part by decreases associated with increased working capital, due principally to increases in other current assets related to timing of cash receipts, increases in newsprint inventory in anticipation of future price increases, and timing of payments of accounts payable and accrued liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      The net cash outflows related to investing activities increased by $7.1 million, primarily due to a $9.7 million increase in net capital expenditures for the nine months ended March 31, 2005 as compared to the corresponding period in the prior year. Approximately $20.8 million of the current year capital expenditures are related to our share of the cost of the new printing facility being constructed for the Salt Lake City JOA. The increase in cash outflow associated with capital expenditures was partially offset by a $2.0 million increase in cash distributions from our non-JOA equity investments.

      Net cash flows from financing activities for the nine months ended March 31, 2005 included using cash on hand and available borrowings under the revolver portion of our credit facility to repurchase all of our outstanding $200.0 million 8 5/8% Senior Subordinated Notes for $208.6 million (including $8.6 million of repurchase premiums). In addition, activity for the nine months ended March 31, 2005 included normal borrowings and paydowns on long-term debt. Prior year’s net paydown consisted of $291.9 million of net proceeds from the issuance of $300.0 million of our 6 7/8% Senior Subordinated Notes due 2013, which were used along with available borrowings to repurchase all of our outstanding $300.0 million 8 3/4% Senior Subordinated Notes due 2009 for $309.4 million (including $9.4 million of repurchase premiums) and the refinancing of our bank credit facility, as well as normal borrowings and paydowns on long-term debt. Total net paydowns on long-term debt were $42.6 million, net of refinancing costs and repurchase premiums, for the nine months ended March 31, 2005, as compared to $39.7 million for the same period in prior year.

Liquidity

      On August 30, 2004, we amended and restated our December 30, 2003 bank credit facility to take advantage of lower pricing available in the bank loan market. Our amended bank credit facility provides for borrowings of up to $598.8 million, consisting of a $350.0 million revolving credit facility, a $100.0 million term loan “A” and a $148.8 million term loan “C.” During the next twelve months we will make scheduled quarterly principal payments of $0.4 million under term loan “C,” which we intend to pay from operating cash flows. Any payments on the term loan cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. At March 31, 2005, the balances outstanding under the revolving credit portion of our bank credit facility, term loan “A” and term loan “C” were $115.7 million, $100.0 million and $147.6 million, respectively. As of March 31, 2005, we had $225.7 million available for future borrowings under the revolver portion of our new bank credit facility, net of $8.6 million in outstanding letters of credit.

      In January 1998, we entered into an option agreement in association with the acquisition financing related to one of our newspapers. The option, which is currently exercisable or puttable based on a predetermined formula, entitles the holder to purchase the assets used in the publication of one of our daily newspapers. The option repurchase price at March 31, 2005 is valued at approximately $6.0 million and is recorded as a component of other long-term liabilities. If the option were put to us, the payment would be funded from unused commitments under our bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in our balance sheet as long-term.

      The Denver Post Shareholders’ Agreement provides us with a call option on Media General’s 20% interest in The Denver Post Corporation. Our call option became exercisable on July 1, 2004 and expires June 30, 2005. The exercise price is based on the appraised fair market value of The Denver Post Corporation, less debt of The Denver Post Corporation. No amounts are recorded in our March 31, 2005 financial statements related to the call option. In January 2005, we delivered to Media General a notice exercising our call option. The appraisal process is currently in progress. We anticipate that the closing will occur in the fourth quarter of fiscal year 2005. See Note 10: Commitments of our notes to condensed consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      We estimate minimum contributions to our defined benefit pension plans in fiscal year 2005 will be approximately $2.0 million to $3.0 million, of which $1.6 million have been made through March 31, 2005. We also expect federal and state income tax payments to increase during fiscal year 2005 as compared to fiscal year 2004 related to the impact of alternative minimum taxes. We have paid approximately $5.0 million in federal and state income tax payments through March 31, 2005 and estimate we will pay an additional $0.5 million to $1.0 million through the end of our fiscal year 2005, as compared to $1.8 million in fiscal year 2004. The $5.0 million in tax payments were offset by a cash refund of $1.4 million received in April 2005.

Off-Balance Sheet Arrangements and Contractual Obligations

      Our various contractual obligations and funding commitments related to our long-term debt have changed since our Annual Report on Form 10-K for the year ended June 30, 2004 as more fully described above and in Note 6: Long-Term Debt and Note 10: Commitments of our notes to the condensed consolidated financial statements.

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

      Additionally, as discussed under “Liquidity,” in January 2005, the Company delivered notice to Media General of exercise of its call option to purchase Media General’s 20% interest in The Denver Post Corporation.

Capital Expenditures

	Capital Expenditures
	Nine Months Ended March 31, 2005
	(Dollars in thousands)
	Wholly-Owned
	Subsidiaries and	Non Wholly-Owned	Our Share of
	Consolidated JOAs	Subsidiaries	Unconsolidated JOAs	Total
Total Capital Projects	$27,041	$7,585	$1,162	$35,788

Less Minority Partners’ Share	—	(3,397)	(232)	(3,629)

Our Share of Capital Projects	$27,041	$4,188	$930	$32,159

Near Term Outlook

Newsprint Prices

      In December 2004, newsprint suppliers announced a price increase of $35 per metric ton to be effective March 1, 2005. The announced price increase has not been implemented in the market for large buyers. In May, newsprint suppliers announced a price increase of $35 per metric ton to be effective June 1, 2005. We are uncertain as to how much, if any, of the recently announced price increases will take hold in the market. The April 2005 RISI (“Resource Information Systems, Inc.”) price index for 30 pound newsprint was $584 per metric ton compared to $545 per metric ton in April 2004. As a large buyer of newsprint, our cost of newsprint continues to be below the RISI price index.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK

Debt

      We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes the bank term loans and the revolving credit portion of our bank credit facility.

      The following table provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of March 31, 2005.

Interest Rate Sensitivity
Principal or Notional Amount by Expected Maturity
Average Interest Rate

	Years Ended June 30,								Fair Value March 31,
	2005(a)	2006	2007	2008	2009	Thereafter	Total		2005
				(Dollars in thousands)
Liabilities
Long-Term Debt including Current Portion
Fixed Rate	$—	$—	$—	$—	$—	$446,415	$446,415		$438,375
Average Interest Rate	7.11%	7.11%	7.11%	7.11%	7.11%	7.11%

Variable Rate	$372	$1,488	$1,488	$11,488	$26,488	$322,010	$363,334		$363,334
Average Interest Rate	4.45%	4.45%	4.45%	4.45%	4.45%	4.45%

Total							$809,749	(b)

(a)	June 30, 2005 is only reflective of the amount due in the three months remaining in fiscal year 2005 as of March 31, 2005.

(b)	The long-term debt (including current portion) of $809.7 million from the Market Risk table above differs from total long-term debt of $835.2 million reported in Note 6: Long-Term Debt of the notes to the condensed consolidated financial statements due to $25.5 million related to various notes payable due through 2013. The Market Risk table above excludes these long-term obligations as we could not practicably estimate fair value due to the lack of quoted market prices for these types of instruments and our inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal.

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

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
		(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$30,056	$23,436	$70,652	$55,819

Net Change in Operating Assets and Liabilities	(5,641)	(7,820)	23,388	18,336
Distributions Paid to Minority Interest	10,694	9,441	23,036	26,570
Distributions from Unconsolidated JOAs	(19,105)	(20,220)	(66,695)	(58,011)
Interest Expense	12,375	14,409	36,694	42,497
Bad Debt Expense	(1,933)	(1,619)	(6,301)	(5,773)
Pension Expense, Net of Cash Contributions	(196)	(405)	(694)	(954)
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	11,822	12,086	36,191	35,281
Net Cash Related to Other (Income), Expense	(7,670)	(1,026)	(4,209)	(698)

Adjusted EBITDA	30,402	28,282	112,062	113,067
Minority Interest in Adjusted EBITDA	(8,312)	(8,587)	(30,476)	(35,084)
Combined Adjusted EBITDA of Unconsolidated JOAs	6,593	6,109	28,516	30,416
EBITDA of Texas-New Mexico Newspapers Partnership(c)	2,122	2,123	7,155	7,517

Adjusted EBITDA Available to Company	$30,805	$27,927	$117,257	$115,916

__________

      Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation, and through April 30, 2004, The York Newspaper Company, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and, through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote c).

(b)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004, the Charleston Daily Mail. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(c)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

      Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. Dollar amounts shown are in thousands.

	Three Months Ended March 31, 2005
		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented Under	Minority Interest	Pro-Rata	As Presented on a
	GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$184,745	$—	$72,284	$257,029

Income from Unconsolidated JOAs	1,948	—	(1,948)	—

Cost of Sales	59,314	—	28,659	87,973
Selling, General and Administrative	95,029	—	37,032	132,061
Depreciation and Amortization	10,178	—	3,299	13,477
Interest Expense	12,375	—	52	12,427
Other (Income) Expense, Net	1,855	—	1,294	3,149

Total Costs and Expenses	178,751	—	70,336	249,087

Minority Interest	(5,407)	—	—	(5,407)

Net Income	2,300	—	—	2,300

Adjusted EBITDA(3)	$30,402	$—	$6,593	$36,995

	Nine Months Ended March 31, 2005
		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented Under	Minority Interest	Pro-Rata	As Presented on a
	GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$578,014	$—	$225,494	$803,508

Income from Unconsolidated JOAs	16,754	—	(16,754)	—

Cost of Sales	181,039	—	90,002	271,041
Selling, General and Administrative	284,913	—	106,976	391,889
Depreciation and Amortization	30,395	—	10,054	40,449
Interest Expense	36,694	—	146	36,840
Other (Income) Expense, Net	7,254	—	1,562	8,816

Total Costs and Expenses	540,295	—	208,740	749,035

Minority Interest	(21,885)	—	—	(21,885)

Net Income	23,146	—	—	23,146

Adjusted EBITDA(3)	$112,062	$—	$28,516	$140,578

	Three Months Ended March 31, 2004
		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented Under	Minority Interest	Pro-Rata	As Presented on a
	GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$179,177	$(4,264)	$74,794	$249,707

Income from Unconsolidated JOAs	952	—	(952)	—

Cost of Sales	57,769	(891)	30,372	87,250
Selling, General and Administrative	93,126	(1,521)	38,313	129,918
Depreciation and Amortization	10,553	(240)	3,858	14,171
Interest Expense	14,409	(22)	79	14,466
Other (Income) Expense, Net	1,285	(207)	1,220	2,298

Total Costs and Expenses	177,142	(2,881)	73,842	248,103

Minority Interest	(4,715)	1,383	—	(3,332)

Net Income	64	—	—	64

Adjusted EBITDA(3)	$28,282	$(1,852)	$6,109	$32,539

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

	Nine Months Ended March 31, 2004
		Adjustment to
		Eliminate 42.5%	Unconsolidated JOAs
	As Presented Under	Minority Interest	Pro-Rata	As Presented on a
	GAAP	in York JOA(1)	Adjustment(2)	Pro-Rata Basis
Total Revenues	$559,893	$(13,743)	$233,598	$779,748

Income from Unconsolidated JOAs	16,695	—	(16,695)	—

Cost of Sales	174,971	(2,861)	93,692	265,802
Selling, General and Administrative	271,855	(4,710)	109,490	376,635
Depreciation and Amortization	30,603	(448)	11,537	41,692
Interest Expense	42,497	(70)	229	42,656
Other (Income) Expense, Net	15,199	(256)	1,955	16,898

Total Costs and Expenses	535,125	(8,345)	216,903	743,683

Minority Interest	(24,603)	5,398	—	(19,205)

Net Income	14,358	—	—	14,358

Adjusted EBITDA(3)	$113,067	$(6,172)	$30,416	$137,311

Footnotes for preceding tables.

(1)	Adjustment to Eliminate 42.5% Minority Interest in York JOA. Eliminates The York Newspaper Company JOA minority partner’s 42.5% share from the individual line items with a corresponding adjustment to GAAP minority interest through April 30, 2004. Effective April 30, 2004, we acquired the minority interest in The York Newspaper Company. The difference between the minority interest adjustment provided in the reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (non-GAAP measure) and the pro-rata minority interest adjustment above is that certain items (Depreciation and Amortization, Interest Expense and Other (Income) Expense, Net) are excluded from Minority Interest in Adjusted EBITDA.

(2)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs. Our interest in the earnings of Newspaper Agency Corporation (Salt Lake City) is 58%, while our interests in Denver Newspaper Agency and Charleston Newspapers (through May 7, 2004) are 50%. This adjustment also includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail (through May 7, 2004). See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

(3)	As Presented Under GAAP. Adjusted EBITDA is not a GAAP measure.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
		(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$30,056	$23,436	$70,652	$55,819

Net Change in Operating Assets and Liabilities	(5,641)	(7,820)	23,388	18,336
Distributions Paid to Minority Interest	10,694	9,441	23,036	26,570
Distributions from Unconsolidated JOAs	(19,105)	(20,220)	(66,695)	(58,011)
Interest Expense	12,375	14,409	36,694	42,497
Bad Debt Expense	(1,933)	(1,619)	(6,301)	(5,773)
Pension Expense, Net of Cash Contributions	(196)	(405)	(694)	(954)
Net Cash Related to Other (Income), Expense	(7,670)	(1,026)	(4,209)	(698)
Combined Adjusted EBITDA of Unconsolidated JOAs(b)	6,593	6,109	28,516	30,416
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(c)	11,822	12,086	36,191	35,281
Minority Interest in Adjusted EBITDA of The York Newspaper Company(d)	—	(1,852)	—	(6,172)

Adjusted EBITDA	36,995	32,539	140,578	137,311
Minority Interest in Adjusted EBITDA	(8,312)	(6,735)	(30,476)	(28,912)
EBITDA of Texas-New Mexico Newspapers Partnership(e)	2,122	2,123	7,155	7,517

Adjusted EBITDA Available to Company	$30,805	$27,927	$117,257	$115,916

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and The Denver Post Corporation, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote e). Note that pro-rata consolidation already takes into account our proportionate share of the results from our unconsolidated JOAs and takes into account the minority interest associated with The York Newspaper Company, through April 30, 2004 when we acquired The York Newspaper Company minority interest.

(b)	Combined Adjusted EBITDA of Unconsolidated JOAs. Calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(c)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004, the Charleston Daily Mail. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(d)	Minority Interest in Adjusted EBITDA of The York Newspaper Company is calculated as total revenues, less cost of sales and SG&A expense from the Adjustment to Eliminate 42.5% Minority Interest in York JOA column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(e)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants.

EXHIBIT INDEX

Exhibits
3.1	Second Restated and Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed January 14, 2004)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s June 30, 2004 Form 10-K)

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Registration Rights Agreement dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and Deutsche Bank Securities, Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, BNY Capital Markets, Inc., Fleet Securities, Inc. and McDonald Investments, Inc., (incorporated by reference to Exhibit 4.2 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.4	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.5	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.6	Registration Rights Agreement dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, Credit Lyonnais Securities (USA) Inc., and Stephens Inc. (incorporated by reference to Exhibit 4.5 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.7	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

10.1	Stock Purchase Agreement dated January 4, 2005, by and among MediaNews Group, Inc., as purchaser, and The Singleton Family Revocable Trust and Peter Bernhard, as sellers (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the period ended December 31, 2004)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002