Form 10-K
period 2005-06-30
MEDIANEWS GROUP INC
filed 2005-09-26
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005
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
NONE

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Item (1) Yes [X] No [   ]; Item (2) Yes [   ] No [X*]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

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

     The number of shares outstanding of the registrant’s common stock as of September 26, 2005 was 2,298,346.

     Documents Incorporated by Reference: None

*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2005 pursuant to Section 15(d) of the Securities Exchange Act of 1934. The registrant is filing this Annual Report on Form 10-K on a voluntary basis.

EXPLANATORY NOTE

     This Annual Report on Form 10-K for the year ended June 30, 2005 includes restated consolidated information for the fiscal years ended June 30, 2004 through 2001. This restatement of financial information results from errors that were identified in accounting for deferred income taxes related to certain of our acquisitions and dispositions that qualified under Internal Revenue Code Section 1031 as asset exchanges. We incorrectly treated these exchange transactions as non-taxable transactions, and therefore we did not provide for deferred income tax expense upon consummation of the sale portion of the transactions. Rather we accounted for the basis differences on the purchase end of the exchange transactions by recording a deferred tax obligation to recognize the difference in book and tax basis and a corresponding increase in goodwill. The correction resulted in an increase/(decrease) of the reported amounts of net income of $(0.9) million, $(2.5) million, $0.0 million and $0.8 million, respectively, for the fiscal years ended June 30, 2004, 2003, 2002 and 2001 along with related adjustments to goodwill, deferred income tax liability and a $23.4 million adjustment to opening retained earnings for fiscal year 2001.

     See Note 15: Restatement of Previously Issued Financial Statements of the notes to the consolidated financial statements (as restated) and “Restatement of Previously Reported Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K. All previously reported amounts affected by the restatement that appear in this Annual Report on Form 10-K have been restated. The restatement had no impact on the reported amounts of net cash flows from operating, investing or financing activities.

     We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to June 30, 2005. For this reason, the consolidated financial statements, reports of independent registered public accounting firm and related financial information for the affected periods contained in such reports should no longer be relied upon.

Item 1: Business

General

     MediaNews Group, Inc. (“MediaNews” or “the Company”), a Delaware Corporation, was founded in March 1985. We are one of the largest privately owned newspaper companies in the United States in terms of daily paid circulation. We control 41 market dominant daily and approximately 65 non-daily newspapers in nine states, including suburban markets in close proximity to the San Francisco Bay area, Los Angeles, New York, Baltimore and Boston. We also own metropolitan daily newspapers in Denver, Salt Lake City and Detroit that operate under joint operating agency (“JOA”) agreements. The newspapers we currently control had combined daily and Sunday paid circulation of approximately 1.8 million and 2.1 million, respectively, as of March 31, 2005 (including the daily circulation of The Detroit News, which was acquired on August 3, 2005). In addition, we have a 33.8% interest in a partnership controlled by Gannett, the largest newspaper company in the United States. This partnership operates six daily newspapers in Texas and New Mexico with a combined daily circulation of approximately 130,000.

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

     Our newspapers are generally positioned in markets with limited direct competition for local newspaper advertising. Start-ups of new daily newspapers in suburban markets with pre-existing local newspapers are rare. We believe that our newspaper markets, taken as a whole, have above average population and sales growth potential. Most suburban and small city daily newspapers, such as a majority of the newspapers we own, have the leading or sole distribution in the markets they serve. Suburban newspapers address the specific needs of the community by publishing a broad spectrum of local news as well as advertiser specific editions which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities, the local newspaper provides a combination of social and economic services in a way that only it can, making it attractive for both consumers and advertisers. Our suburban newspapers generate the majority of their revenues from local retail, classified and circulation sales, which we believe are less affected by national economic trends and therefore tend to provide a more stable base of operating cash flow. On the other hand, our metropolitan newspapers generate significant revenues from high margin national and employment advertising, which is strongly influenced by national and local economic conditions and trends.

     In conjunction with our daily newspapers, we operate sizeable weekly newspaper groups that extend our reach and advertising opportunities in and around our daily newspaper markets. Suburban weekly newspapers allow us to attract a different base of advertisers than our daily newspapers, such as small local retailers, local classifieds and restaurants, which improves our competitive positioning, reduces the threat of competition from direct mail and shoppers (free circulars) and achieves greater household penetration in our newspaper markets. Our largest suburban weekly newspaper groups operate in conjunction with our San Francisco Bay area newspapers, Los Angeles Newspapers Group and Connecticut Post.

          The following sets forth our daily newspapers:

California	Massachusetts
Daily News, Los Angeles, CA	The Sun, Lowell, MA
Press-Telegram, Long Beach, CA	The Berkshire Eagle, Pittsfield, MA
ANG Newspapers, San Francisco Bay Area, CA	Sentinel & Enterprise, Fitchburg, MA
Oakland Tribune, Oakland, CA	North Adams Transcript, North Adams, MA
Tri-Valley Herald, Pleasanton, CA
The Daily Review, Hayward, CA	Michigan
The Argus, Fremont, CA	The Detroit News, Detroit, MI (JOA)
Alameda Times-Star, Alameda, CA
San Mateo County Times, San Mateo, CA	Pennsylvania
San Gabriel Valley Newspaper Group, CA	York Daily Record & The York Dispatch, York, PA (JOA)
San Gabriel Valley Tribune, West Covina, CA	Lebanon Daily News, Lebanon, PA
Pasadena Star-News, Pasadena, CA	The Evening Sun, Hanover, PA
Whittier Daily News, Whittier, CA
The Sun, San Bernardino, CA	Utah
Inland Valley Daily Bulletin, Ontario, CA	The Salt Lake Tribune, Salt Lake City, UT (JOA)
Marin Independent Journal, Marin CA
Enterprise-Record/Oroville Mercury-Register, Chico & Oroville, CA	Vermont
Times-Herald, Vallejo, CA	Brattleboro Reformer, Brattleboro, VT
Times-Standard, Eureka, CA	Bennington Banner, Bennington, VT
The Reporter, Vacaville, CA
Daily Democrat, Woodland, CA	Texas-New Mexico Newspapers Partnership
The Ukiah Daily Journal, Ukiah, CA	(unconsolidated, 33.8% owned):
Redlands Daily Facts, Redlands, CA	El Paso Times, El Paso, TX
Lake County Record-Bee, Lakeport, CA	Las Cruces Sun-News, Las Cruces, NM
Red Bluff Daily News, Red Bluff, CA	The Daily Times, Farmington, NM
Carlsbad Current-Argus, Carlsbad, NM
Colorado	Alamogordo Daily News, Alamogordo, NM
The Denver Post, Denver, CO (JOA)	The Deming Headlight, Deming, NM
Eastern Colorado Publishing Company, CO
The Fort Morgan Times, Fort Morgan, CO
Journal-Advocate, Sterling, CO
Lamar Daily News, Lamar, CO
Connecticut
Connecticut Post, Bridgeport, CT

Industry Background

     Newspaper publishing is the oldest and largest segment of the media industry. Newspapers address the specific needs of readers and advertisers in the communities they serve by publishing a broad spectrum of local news as well as special editions that are targeted to specific advertisers and readers. In most communities, the local newspaper provides the primary voice for local news and information, including business, sports, government and social as well as political commentary, making a newspaper’s content attractive to both readers and advertisers. We believe that the local newspaper’s close relationship with its readers and the community is one of the primary reasons why newspapers remain a dominant medium for local advertising, accounting for approximately 40% of all local media advertising expenditures in the United States in calendar 2004.(1)

     We believe that, due to fragmentation of other mediums, newspapers are the last mass market medium available for advertisers. In addition, newspapers are one of the few forms of mass media used by readers for both editorial and advertising content. Readers of newspapers also tend to be more highly educated and have higher incomes than non-newspaper readers,

(1)	Source: Newspaper Association of America

with a recent survey showing approximately 59% of college graduates and 61% of households with incomes greater than $75,000 read a daily newspaper.(1) Because of the desirable demographics and market reach of daily newspapers, we believe that they represent the most cost-effective means for advertisers to reach a broad and affluent spectrum of consumers.

     With the exception of a few of the largest cities, most cities in the United States do not have more than one daily newspaper. In addition, start-ups of daily newspapers that compete in a meaningful way with existing daily newspapers are rare.

Significant Transactions

     Acquisitions

     In January 2005, we purchased The Park Record, published in Park City, Utah, for approximately $8.0 million.

     In June 2005, we purchased the remaining 20% of The Denver Post Corporation which we did not own for approximately $45.9 million.

     Effective August 3, 2005, we purchased the editorial assets of The Detroit News, published in Detroit, Michigan, and a 5% limited partnership interest in the Detroit JOA for approximately $25.0 million. We are responsible for the news and editorial content of The Detroit News for which we will receive a fixed monthly preferred distribution with possible incremental distributions beginning in 2009 based on profit growth. Under the terms of the Detroit JOA, we are reimbursed for our news and editorial costs.

     Debt Refinancings

     In August 2004, we amended our bank credit facility. The August amendment and refinancing maintains our $350.0 million revolving credit facility and provides for a $100.0 million term loan “A” and a $148.8 million term loan “C,” both of which were used to refinance the previous term loan “B” facility. The amendment and refinancing revised maturities and lowered borrowing margins on the related borrowings. In September 2005, we again amended our bank credit facility. The September 2005 amendment and refinancing maintains our $350.0 million revolving credit facility and the $100.0 million term loan “A” and provides for a $147.3 million term loan “B” facility, which was used to pay off the term loan “C” facility. The amendment and refinancing slightly revised maturities and lowered borrowing margins on the related borrowings, which based on June 30, 2005 outstanding debt, would have resulted in $2.3 million in interest savings in fiscal year 2005. See Note 17: Subsequent Events of the notes to the consolidated financial statements.

     On July 1, 2004, the first redemption date of our 8 5/8% Senior Subordinated Notes, we used cash on hand and borrowings under the bank credit facility to redeem all our outstanding $200.0 million 8 5/8% Senior Subordinated Notes.

     Other Transactions

     Prior to September 2004, our Alaska TV station participated in a joint sales and shared services agreement with another Alaska TV station. By the terms of the agreements, we performed certain production, sales and administrative functions of both stations. We also had an agreement to purchase the other station’s license and operating assets subject to FCC (Federal Communications Commission) approval. In September 2004, we elected not to extend the joint sales agreement and purchase agreement, and as a result, the agreements were terminated.

Operating Strengths and Strategies

     Our long-term operating strategy is to increase revenues and operating profit through geographic clustering, partnerships and internal growth. Our internal growth strategy is built on our key strengths, which include development of new revenue streams, local news leadership, circulation growth and prudent cost controls. In addition, we seek to drive revenue growth in our Internet operations by leveraging our local content across a diverse array of classified advertising categories, including employment, automotive, real estate and other Internet verticals.

(1)	Source: Newspaper Association of America

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

     New Revenue Streams. We focus on developing and implementing new revenue initiatives and exporting these initiatives across all of our newspapers. Launching niche publications is one of our key initiatives. For example, in Denver, we recently launched BIAS, a youth-oriented free bi-weekly, and YourHub.com, a zoned weekly, distributed in the newspaper, which is published from content created on the Internet by people in the community. We also launched, Flipside, an entertainment publication in York, targeting 18 to 34 year olds in that market. We have other revenue growth initiatives, such as a monthly contest for the “best new revenue initiative,” revenue Think Tanks with our top sales executives, TOMA (“Top of Mind Awareness”) which introduces local advertisers to the power of newspaper advertising and SWAT programs which utilize the skills of our best sales representatives in a sales blitz at a sister newspaper. We have expanded our product offerings by forming strategic alliances, such as a relationship with a direct mail provider designed to increase our share of the mid-week preprint and print and delivery business in four of our markets. In January 2004, our Los Angeles Newspaper Group launched IMPACTO USA, a weekend home delivered Spanish-language newspaper. IMPACTO USA is home delivered every Saturday to over 250,000 targeted Hispanic households in Central and East Los Angeles, Long Beach and the San Fernando Valley under a distribution strategy developed through the Latino Newspaper Network, a marketing and advertising sales partnership in which we participate. In conjunction with these programs, we utilize market research, demographic studies, zoning, strong local market penetration and active community involvement to develop and implement marketing programs that allow our newspapers to maximize their share of the available advertising dollars in the market. An expansion of our zoning strategy is YourHub.com, described above, which publishes separate community editions. YourHub.com has over 40 online zones, along with 15 editorial and 10 advertising zoned editions of YourHub.com which are distributed weekly in both Denver newspapers on Thursday.

     Local News Leadership. We believe that we have assembled the largest local newsgathering resources in our markets, and we are committed to being the leading provider of high quality local news in those markets. Each newspaper is locally managed and sets its own news coverage and editorial policy based on the local market. Our focus on in-depth local news coverage sets us apart from other news sources in our markets, contributing to reader loyalty and increasing franchise value. With the timeliness and availability of national and world news 24 hours a day on television and the Internet, we believe that providing in-depth local news coverage is invaluable and is what sets us apart from other news sources. To foster reader interaction and participation we have also introduced “citizen journalism” with YourHub.com in Denver whereby local news content and photos are submitted directly by readers. In Denver, we have also introduced Podcasts in which The Denver Post’s top headlines, presented in an audio version, can be downloaded from the newspaper’s Web site, www.denverpost.com, onto a digital audio device, such as an iPod, and listened to on the go. Our ongoing involvement in the communities in which we operate not only strengthens our relationships with these communities but also provides our advertisers a superior vehicle for promoting their goods and services. Although our focus is primarily on local news, we are committed to providing quality national and international news coverage when it is of particular interest to the local community.

     The majority of our newspapers receive awards annually for excellence in various editorial categories in their respective regions and circulation size. The Denver Post won the highest award for editorial excellence, a Pulitzer Prize, in 2000 for its coverage of the Columbine High School tragedy. Our newspapers are designed to visually attract readers through attractive layouts and color enhancements and have also received numerous awards from state press associations as well as other peer organizations for their editorial content, local news and sports coverage, and photography. The Society of Professional Journalists awarded its Sigma Delta Chi award for investigative journalism to the Oakland Tribune for its four part series, “Missing the Target,” which revealed how millions of dollars in federal homeland security money was being misspent by local and state officials in California.

     Circulation Growth. We believe circulation growth is essential to maintaining and growing the long-term franchise value at our newspapers. Accordingly, we have and will continue to make significant investments in circulation promotion, telemarketing and other circulation growth campaigns to increase circulation and readership. Our circulation growth strategies are focused on growing home delivery and single copy sales, the most desired circulation types for our advertisers. Changes in the telemarketing rules, including the National Do-Not-Call Registry, are having an impact on our ability to gain subscriptions through telemarketing; however, we are not prohibited from calling those persons who are not registered with the registry or those persons who are, but with whom we have had a pre-existing relationship during the prior 18 months. Other home delivery circulation marketing programs are being implemented to offset the impact of the reduction in telemarketing orders. We design our management incentive programs to reward our publishers for circulation growth at their daily newspapers. While growing circulation volumes is important, we continue to balance this with an eye on circulation profit by instituting programs that target the replacement of higher churn short-term circulation orders with lower cost, longer term circulation orders, thereby delivering a stable subscriber base for our advertising customers and controlling subscriber acquisition costs. In the past, this strategy has improved circulation profits, but in some cases decreased circulation volumes in the short-term. Throughout the industry, circulation has been a challenging area. While the industry as a whole reported for the March 31, 2005 Audit Bureau of Circulations reporting period a 1.9% and 2.5% decline in daily and Sunday circulation, respectively, we reported a daily and Sunday decline of 1.2% and 1.3%, after excluding the Denver JOA, where management made the decision to continue bringing circulation down slowly from abnormally high pre-JOA levels. Most of our other declines were in the very competitive Los Angeles market. Outside of Los Angeles, a majority of our newspapers reported gains. We are also making investments in technology to enhance demographic targeting of potential subscribers, aimed at acquiring and retaining what our advertisers consider to be high quality subscribers. By the end of the calendar year, we expect to have implemented this database technology at all our largest newspapers.

     Cost Controls. We focus on cost control with particular attention on managing staffing requirements. At newspapers with collective bargaining agreements, management strives to enter into long-term agreements with small annual increases. In addition, we further control labor costs through investments in state-of-the-art production equipment that improve production quality and increase operating efficiency. Our investments, such as a new production and office facility in Salt Lake, built with our JOA partner, not only cut costs and improve operating cash flows of the JOA, but also make significant improvements to the reproduction and color quality of the newspapers. The facility is expected to be operational in the spring of 2006. We are equally focused on newsprint cost control. Each of our newspapers benefits from the discounted newsprint pricing we obtain as one of the largest newspaper groups in the United States. We purchase newsprint from several suppliers under arrangements resulting in what we believe are some of the most favorable newsprint prices in the industry.

     Internet. MediaNews Group interactive (“MNGi”), our Internet subsidiary, drives the interactive media business of our Company and manages the centralized technology infrastructure that supports each of our local sites. Our mission is to use the Internet and other electronic media to enhance and broaden our position as the leading provider of news, information and services in our local media markets. Our newspapers are growing market share and extending the profitability of our local media franchises by leveraging our extensive newsgathering resources, print and online sales infrastructures and partnering with providers of emerging technologies, including broadband and wireless. We expect to extend the reach of our brands beyond our core and existing print audience to attract younger and more diverse users. Finally, we are cultivating relationships with new and existing advertisers by proactively addressing their needs by providing multimedia packages, among other things.

     In April 2005, we launched a significant new partnership with Yahoo! Hot Jobs which provides employers more visibility and distribution for their job postings and provides job seekers the most comprehensive database of employment listings in each of our local markets. This relationship with Yahoo! Hot Jobs is another example of partnerships that allow us to offer the best value and cutting-edge products for both our advertisers and customers. In fiscal year 2006, we plan to explore additional national distribution opportunities.

     To expand our direct sales channels, we are evaluating several comprehensive online self-service products to facilitate customer orders and expect to begin implementation of these in the first quarter of fiscal year 2006. We have also begun to implement next generation classified capabilities that we believe will result in more revenue per order, new revenue streams and significant cost savings. The development of these products will allow us to better compete with new entrants into online advertising and enhance advertiser satisfaction. In addition, we are introducing site registration and personalization across each of our sites, giving us the ability to integrate our online/offline databases to allow for a higher degree of online targeted marketing including print subscription acquisitions, email marketing and the ability to target advertising based on the captured demographic and psychographic data.

     We have also made strategic Internet investments that we believe expand and enrich our online content, which are described in more detail below.

•	PowerOne Media (www.poweronemedia.com), provides interactive vertical classified advertising solutions, primarily for the newspaper industry. PowerOne Media solutions include CarCast, Zwire!, Classified Hosting, Employment (CareerSite), Display Ads, Online Dating, and Real Estate. We own approximately 16% of PowerOne Media.

•	SeeitBuyit (www.seeitbuyit.com, legal name, Rate Watch, Inc.), is a marketing and promotional services company focused on providing the real estate industry a powerful listing and selling tool designed to provide a one stop shopping marketing solution for our real estate advertising customers. “SeeitBuyit” provides realtors with video photography, online home tours, brochures, direct mail pieces, and other items used by realtors in selling new and existing homes, primarily in the San Francisco Bay Area; however, we expect to expand the site’s geography to provide listings throughout California and other states in which we operate. Rate Watch, Inc. is a wholly-owned subsidiary of MediaNews.

     By being the leading provider of local news and information in our markets, and leveraging the Internet, electronic media, emerging wireless and broadband technologies, we believe that our newspapers are well positioned to respond to and benefit from changes in the way advertising, news and information are delivered to customers now and in the future. Links to our online newspapers can be found at www.newschoice.com.

     Superior Management. Our management team has a proven track record of successfully acquiring, including through partnerships, approximately 70 newspapers that have been successfully integrated into our operations. All of our senior executives have spent the majority of their careers in the newspaper industry operating, acquiring and integrating newspapers.

     Strategic Acquisitions. In the past we have sought to acquire newspapers that are contiguous to our existing newspapers and that represent compelling values based on expected operating cash flow growth from clustering synergies, efficiencies or otherwise. We may from time to time continue to evaluate and pursue strategic or targeted acquisitions and partnerships that meet our strict acquisition criteria, including our goal of not increasing our leverage ratio over the long term.

Advertising and Circulation Revenues

     Advertising is the largest component of a newspaper’s revenues, followed by circulation revenue. Advertising rates at each newspaper are established based upon market size, circulation, readership, demographic makeup of the market and the availability of alternative advertising media in the marketplace. While circulation revenue is not as significant as advertising revenue, circulation volume trends can impact the decisions of advertisers and advertising rates.

     Advertising revenue includes Retail (local and national department stores, specialty shops, preprinted advertising circulars and other local retailers, direct mail and niche publications), National (national brand advertising accounts), Classified advertising (employment, automotive, real estate, private party and personals) and Interactive (online components of Retail, National and Classified Advertising). Other revenue consists primarily of revenue from commercial printing. The contributions of Retail, National, Classified, Interactive, Circulation and Other revenue to total revenues for fiscal years 2005, 2004 and 2003 are shown in the table below.

	Fiscal Years Ended
	June 30,(1)
	2005	2004	2003
Retail	42%	42%	42%
National	6	6	6
Classified	26	27	28
Interactive	4	3	1
Circulation	17	17	19
Other	5	5	4

	100%	100%	100%

(1)	Generally accepted accounting principles do not allow us to consolidate the revenues for our JOA investments we do not control; accordingly, we record our share of the JOAs’ net results in one line item, “Income from Unconsolidated JOAs.” The revenue data for the JOAs we do not control (Salt Lake City, Denver, and Charleston through May 7, 2004) are excluded from this summary (see further discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies).

Newsprint

     Newsprint is one of the largest costs of producing a newspaper, and the price of newsprint is subject to changes in worldwide supply and demand. We buy newsprint from several suppliers under arrangements that we believe provide us with some of the most favorable newsprint prices in the industry. We also own a 6% interest in Ponderay Newsprint Company. During fiscal years 2005, 2004 and 2003, excluding our unconsolidated JOA operations, we consumed approximately 146,000, 150,000 and 154,000 metric tons of newsprint, respectively, and, during the same periods, incurred newsprint expense of $77.4 million, $72.8 million and $67.3 million, respectively. Newsprint expense as a percentage of revenue from our newspaper operations (excluding unconsolidated JOAs) for fiscal years 2005, 2004 and 2003, was 9.9%, 9.8% and 9.2%, respectively. The average price per metric ton began to increase in the second quarter of fiscal year 2003 and has continued to increase during fiscal years 2004 and 2005. Our average price per metric ton was $528 during fiscal year 2005, compared to $485 and $438 during fiscal years 2004 and 2003, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Near Term Outlook — Newsprint Prices” for a discussion regarding current newsprint pricing trends.

Employee Relations

     As of June 30, 2005, we employed at our consolidated entities and unconsolidated JOAs approximately 8,000 full-time and 2,000 part-time employees, of which approximately 3,000 are unionized (almost 2,000 of the total union employees are in Denver). There has never been a strike or work stoppage at any of our newspapers during our ownership, and we believe that our relations with our employees are generally good.

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

Competition

     Each of our newspapers competes for advertising revenue to varying degrees with magazines, yellow pages, radio, broadcast television and cable television, as well as with some weekly publications, direct mail and other advertising media, including electronic media (Internet). Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. Our suburban and small city daily newspapers are the dominant local news and information source, with strong brand name recognition and no direct competition from similar daily newspapers published in their markets. However, as with most suburban small city daily newspapers, some circulation competition exists from larger daily newspapers, which are usually published in nearby metropolitan areas.

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

     Most newspapers are now publishing news and advertising content on the Internet. In addition, there are many sites on the Internet, which are advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment, real estate and automotive classified. Accordingly, we have invested and will continue to invest in our online strategy, which we believe allows us to capture our share of the locally available advertising dollars being spent on the Internet now and in the future.

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

     Environmental laws and regulations and their interpretation have changed rapidly in recent years and may continue to do so in the future. These may include obligations to investigate and clean up environmental contamination on or from properties we currently own or formerly owned or operated, or at off-site locations where we are identified as a responsible party. Certain laws impose strict and, under certain circumstances, joint and several liability for investigation and clean-up costs. Environmental Assessment Reports of our properties have identified historic activities and conditions on certain of these properties, as well as current and historic uses of properties in surrounding areas, which may require further study or remedial measures. No material remedial measures are currently anticipated or planned by us with respect to our properties. However, no assurance can be given that existing Environmental Assessment Reports reveal all environmental liabilities, that any prior owner of our properties did not create an environmental condition not known to us, or that an environmental condition does not otherwise exist at any such property which could result in incurrence of material cost.

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

Item 2: Properties

     Our corporate headquarters are located in Denver, Colorado. The listing below of our production and operating facilities are, in most cases, complete newspaper production and office facilities, but the listing also includes television and radio stations. The principal production and operating facilities we own are located in:

Alaska	Massachusetts	Texas	California
Anchorage	Pittsfield	Graham	Vacaville	West Covina
	North Adams		Paradise	Valencia
Colorado	Lowell	Utah	Hayward	Long Beach
Denver	Fitchburg	Salt Lake City	Pleasanton	San Bernardino
Sterling	Devens	Murray	Marin	Ontario
Fort Morgan			Eureka	Woodland Hills
Lamar	Pennsylvania	Vermont	Chico	Redlands
	York	Brattleboro	Vallejo
Connecticut	Hanover	Bennington	Lakeport
Bridgeport	Lebanon		San Mateo
Woodland
Ukiah

     Certain facilities located in Denver, Colorado and Oakland, Pasadena, Hayward and Pleasanton, California are operated under long-term leases.

     We believe that all of our properties are generally well maintained, in good condition and suitable for current operations. Our equipment is adequately insured.

Item 3: Legal Proceedings

     MediaNews and Salt Lake City Tribune Publishing Company (“SLTPC”) continue to be involved in litigation over SLTPC’s option to acquire the assets used in connection with the operation and publication of The Salt Lake Tribune. We are also involved in other legal proceedings. See Note 11: Commitments and Contingencies of the notes to our consolidated financial statements for a description of the background of this litigation and other lawsuits.

Item 4: Submission of Matters to a Vote of Security Holders

     On June 30, 2005, the Company’s shareholders approved an amendment and restatement of the Company’s Certificate of Incorporation to authorize 150,000 shares of Class B Common Stock and make certain other changes.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

     There were no equity securities sold by us during fiscal year 2005. There is no established public trading market for our common stock.

     As of September 16, 2005, there were approximately 8 record holders of our Class A Common Stock. No shares of Class B Common Stock are outstanding.

     We have not paid a cash dividend on our common stock and we do not currently have plans to pay cash dividends on our common stock. In addition, our long-term debt agreements contain covenants which, among other things, limit our ability to pay dividends to our shareholders.

Item 6: Selected Financial Data

     The following information has been restated to reflect adjustments to previous filings that are further discussed in “Explanatory Note” in the forepart of this Form 10-K and in Note 15: Restatement of Previously Issued Financial statements: of our notes to the consolidated financial statements.

     The table below presents selected historical consolidated financial data (as restated).

     The following data should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto (as restated) included herein and elsewhere in this Annual Report on Form 10-K.

	MediaNews Group, Inc. & Subsidiaries
	Fiscal Years Ended June 30,
	2005(b)	2004(b)	2003(b)	2002(b)	2001(b)
		(As restated)	(As restated)	(As restated)	(As restated)
	(Dollars in thousands)
INCOME STATEMENT DATA(a):
Revenues
Advertising	$610,060	$582,689	$570,163	$545,715	$679,610
Circulation	129,344	132,505	137,445	139,495	144,292
Other	39,875	38,635	30,990	25,920	28,278

Total Revenues	779,279	753,829	738,598	711,130	852,180
Income (Loss) from Unconsolidated JOAs	23,291	22,207	25,227	8,770	(3,202)
Cost of Sales	242,653	234,784	221,888	220,082	297,825
Selling, General and Administrative	382,180	366,636	346,763	324,364	385,764
Depreciation and Amortization	40,598	40,742	40,553	47,545	61,924
Interest Expense	49,481	57,036	64,252	75,302	82,241
Gain on Sale of Newspaper Properties	114	6,982	28,797	—	75,275
Minority Interest	(29,334)	(32,237)	(34,088)	(32,218)	(40,927)
Income Before Income Taxes	59,970	43,703	69,253	9,883	40,960
Net Income	39,880	26,737	38,312	12,365	26,048

CASH FLOW DATA:
Capital Expenditures	$51,312	$36,483	$20,669	$11,323	$19,611
Cash Flows from:
Operating Activities	98,964	75,155	102,694	72,635	42,001
Investing Activities (including Capital Expenditures)	(98,689)	(19,234)	(45,415)	(24,008)	(345,604)
Financing Activities	(60,749)	5,472	(55,965)	(53,747)	166,120

BALANCE SHEET DATA:
Total Assets	$1,365,772	$1,369,170	$1,323,148	$1,291,886	$1,355,586
Long-Term Debt and Capital Leases	877,569	928,467	904,554	957,090	1,008,473
Other Long-Term Liabilities and Obligations	47,359	26,450	33,947	30,462	23,906
Putable Common Stock	48,556	—	—	—	—
Total Shareholders’ Equity	38,493	61,006	34,894	1,903	139

NON-GAAP FINANCIAL DATA(c):
Long-Term Debt and Capital Leases, Net(d)	$875,512	$863,094	$897,998	$945,551	$996,080

Adjusted EBITDA	$154,446	$152,409	$169,947	$166,684	$168,591
Minority Interest in Adjusted EBITDA	(41,152)	(45,747)	(49,089)	(45,946)	(45,647)
Combined Adjusted EBITDA of Unconsolidated JOAs	38,097	39,842	40,371	36,006	14,205
EBITDA of Texas-New Mexico Newspapers Partnership(e)	9,610	10,108	3,275	—	—

Adjusted EBITDA Available to Company	$161,001	$156,612	$164,504	$156,744	$137,149

Footnotes on following two pages.

Footnotes from previous page.

(a)	Significant Transactions. The income statement data is impacted by the following significant transactions.

Acquisitions Fiscal Years 2001-2005
Year	Date	Publication	Location	Description	Purchase Price
2005	01/04/05	The Park Record	Park City, Utah	Three times weekly newspaper	$8.0 million
2004	01/05/04	Grunion Gazette and	Long Beach, California	Weekly newspapers	$9.0 million
Downtown Gazette
See other transactions regarding the York JOA restructuring
2003	01/31/03	Paradise Post	Paradise, California	Three times weekly newspaper, plus	$13.0 million
commercial printing
	10/01/02	The Reporter	Vacaville, California	Daily morning newspaper	$30.9 million
	10/01/02	Original Apartment	Los Angeles, California	Free distribution apartment rental	$10.0 million,
		Magazine		magazine	plus $4.9
million in
earnouts
2002	No significant acquisitions.
2001	05/31/01	Ruidoso News	Ruidoso, New Mexico	Bi-weekly newspaper	$3.8 million
	03/31/01	Alamogordo Daily News	Alamogordo, New Mexico	Daily evening newspaper	$9.5 million
	02/01/01	Lake County Record-Bee	Lakeport, California	Daily morning newspaper	$7.3 million
	01/02/01	The Salt Lake Tribune	Salt Lake City, Utah	Daily morning newspaper JOA	$200.0 million
	10/31/00	Carlsbad Current-Argus	Carlsbad, New Mexico	Daily morning newspaper	$7.0 million
	10/01/00	Connecticut Post	Bridgeport, Connecticut	Daily morning newspaper	$194.0 million

Dispositions Fiscal Years 2001-2005
Year	Date	Publication	Location	Description	Sales Price
2005	No dispositions.
2004	No significant dispositions. See other transactions regarding the Charleston JOA restructuring.
2003	No dispositions. See other transactions regarding the formation of Texas-New Mexico Newspapers Partnership.
2002	No dispositions.
2001	01/31/01	The Lompoc Record	Lompoc, California	Daily evening newspaper	$8.0 million,
pre-tax gain
of $4.6 million
	10/31/00	Daily Nonpareil	Council Bluffs, Iowa	Daily evening newspaper	$39.0 million,
pre-tax gain
of $24.6 million,
as restated

Other Transactions Fiscal Years 2001-2005
Year	Description
2005	In June 2005, we purchased the remaining 20% of The Denver Post Corporation which we did not own for $45.9 million.

2004	In May 2004, we restructured our interest in Charleston Newspapers (“Charleston JOA”). In exchange for $55.0 million (net of certain adjustments) and a limited partnership interest in a newly formed entity, Charleston Newspapers Holdings, L.P., we contributed our general partnership interest in the Charleston JOA and the masthead of the Charleston Daily Mail to Charleston Newspapers Holdings, L.P. Our limited partnership interest does not entitle us to any share of the profits or losses of the limited partnership. We recorded a pre-tax gain of $8.0 million as a result of this transaction.

Effective April 30, 2004, we restructured our interest in the York JOA through the exercise of our call option to acquire the remaining interest in The York Newspaper Company and the masthead of the York Daily Record for approximately $38.3 million.

2003	Effective March 3, 2003, we formed the Texas-New Mexico Newspapers Partnership with Gannett. Upon formation, we recognized in fiscal year 2003 a non-monetary pre-tax gain of $28.8 million, as restated.

2002	None.

2001	Effective January 23, 2001, we formed the Denver Newspaper Agency (“DNA” or “Denver JOA”) with E.W. Scripps (“Scripps”), owner of the Rocky Mountain News. Upon formation of DNA, MediaNews and Scripps each contributed to DNA substantially all of their operating assets used in the publication of The Denver Post and the Rocky Mountain News. In addition to the assets contributed to DNA, Scripps paid us $60.0 million to obtain its 50% interest in DNA. We recognized a pre-tax gain of approximately $46.7 million related to this transaction.

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

Footnotes continue on following page.

Footnotes from previous page (continued).

(b)	Prior Year Reclassifications. For comparability certain prior year balances have been reclassified to conform to current reporting classifications.

(c)	Non-GAAP Financial Data. The Non-GAAP Financial Data presented, including Adjusted EBITDA and Adjusted EBITDA Available to Company, are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation (through June 10, 2005), and The York Newspaper Company (through April 30, 2004), our less than 100% owned subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA from the Texas-New Mexico Newspapers Partnership (see footnote e). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of GAAP and Non-GAAP Financial Information.”

(d)	Long-Term Debt and Capital Leases, Net as shown is net of cash and minority interest in cash and long-term debt and includes our share of long-term debt and capital leases in unconsolidated JOAs.

	Years Ended June 30,
	2005	2004	2003	2002	2001
			(Dollars in thousands)
Long-Term Debt and Capital Leases per Balance Sheet	$877,569	$928,467	$904,554	$957,090	$1,008,473
Less: Cash per Balance Sheet	(4,262)	(64,736)	(3,343)	(2,029)	(7,149)
Less: Minority Interest Share of Cash and Long-Term Debt and Capital Leases	(216)	(2,829)	(7,414)	(13,789)	(9,951)
Add: Our share of Long-Term Debt and Capital Leases in Unconsolidated JOAs, net of minority interest	2,421	2,192	4,201	4,279	4,707

Total	$875,512	$863,094	$897,998	$945,551	$996,080

(e)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company as it is an integral part of our cash flow from operations defined by our debt covenants.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following analysis of the financial condition and results of operations should be read in conjunction with the Selected Financial Data and the consolidated financial statements of MediaNews Group, Inc. and the notes thereto appearing elsewhere herein.

Company Overview

     We are in the business of publishing daily and weekly newspapers and Internet Web sites related thereto. Our newspapers derive their revenues primarily from advertising and circulation. Our primary operating expenses (before depreciation and amortization) are employee salaries, newsprint, marketing and distribution. In addition to our newspaper and related Internet operations, we own radio stations in Graham and Breckenridge, Texas and a CBS affiliate television station in Anchorage, Alaska. However, for the fiscal year ended June 30, 2005, the combined revenues of these non-newspaper operations were not significant to our operations as they comprised approximately 1.0% of our consolidated revenue.

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

Critical Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions. We make our estimates, based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates. Critical accounting policies for us include revenue recognition; accounts receivable allowances; recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates; and pension and retiree medical benefits, which require the use of various estimates concerning the work force, interest rates and plan investment return, and involve the use of advice from consulting actuaries. Our accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuation of deferred tax assets. The notes to our consolidated financial statements included later in this Form 10-K contain a more complete discussion of our significant accounting policies.

     Advertising revenue is earned and recognized when advertisements are published, inserted, aired or displayed and are net of provisions for estimated rebates, rate adjustments and discounts. Circulation revenue includes home delivery subscription revenue, single copy and third party sales. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for returns. Home delivery subscription revenue is earned and recognized when the newspaper is sold and delivered to the customer or sold to a home delivery independent contractor. Amounts received in advance of an advertising run date or newspaper delivery are deferred and recorded on the balance sheet as a current liability (“Unearned Income”) and recognized as revenue when earned.

     The operating results of our unconsolidated JOAs are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	Our proportionate share of net income from JOAs,

•	The amortization of subscriber lists created by the original purchase by us, as the subscriber lists are attributable to our earnings in the JOAs, and

•	Editorial costs, miscellaneous revenue received outside of the JOA, and other charges incurred by our consolidated subsidiaries directly attributable to providing editorial content and news for our newspapers party to a JOA.

Operating Results

     We have provided below certain summary historical consolidated financial data for fiscal years 2005, 2004 and 2003, in each case including the percentage change between periods.

	Summary Historical Financial Data
	Fiscal Years Ended June 30,
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
		(As restated)	(As restated)
	(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$779,279	$753,829	$738,598	3.4%	2.1%

Income from Unconsolidated JOAs	23,291	22,207	25,227	4.9	(12.0)

Cost of Sales	242,653	234,784	221,888	3.4	5.8
Selling, General and Administrative	382,180	366,636	346,763	4.2	5.7
Depreciation and Amortization	40,598	40,742	40,553	(0.4)	0.5
Interest Expense	49,481	57,036	64,252	(13.2)	(11.2)
Other (Income) Expense, Net	8,669	17,365	19,534	(50.1)	(11.1)

Total Costs and Expenses	723,581	716,563	692,990	1.0	3.4

Equity Investment Income, Net	10,201	9,485	3,709	7.5	(c)

Gain on Sale of Newspaper Properties	114	6,982	28,797	(c)	(c)

Minority Interest	(29,334)	(32,237)	(34,088)	(9.0)	(5.4)

Net Income	39,880	26,737	38,312	(c)	(c)

CASH FLOW DATA:
Cash Flows from:
Operating Activities	$98,964	$75,155	$102,694
Investing Activities	(98,689)	(19,234)	(45,415)
Financing Activities	(60,749)	5,472	(55,965)

NON-GAAP FINANCIAL DATA(a):
Adjusted EBITDA	$154,446	$152,409	$169,947	1.3%	(10.3)%
Minority Interest in Adjusted EBITDA	(41,152)	(45,747)	(49,089)	(10.0)	(6.8)
Combined Adjusted EBITDA of Unconsolidated JOAs	38,097	39,842	40,371	(4.4)	(1.3)
EBITDA of Texas-New Mexico Newspapers Partnership(b)	9,610	10,108	3,275	(4.9)	(c)

Adjusted EBITDA Available to Company	$161,001	$156,612	$164,504	2.8%	(4.8)%

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation (through June 10, 2005) and The York Newspaper Company (through April 30, 2004), our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA from the Texas-New Mexico Newspapers Partnership (see footnote b). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of GAAP and Non-GAAP Financial Information.”

(b)	The Texas-New Mexico Newspapers Partnership Agreement. The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company as it is an integral part of our cash flows from operations as defined by our debt covenants.

(c)	Not meaningful.

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

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11
OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Fiscal Years Ended June 30,
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
		(As restated)	(As restated)
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$1,081,754	$1,049,851	$1,025,471	3.0%	2.4%

Cost of Sales	362,456	355,808	343,012	1.9	3.7
Selling, General and Administrative	526,755	508,656	480,185	3.6	5.9
Depreciation and Amortization	54,021	55,453	55,841	(2.6)	(0.7)
Interest Expense	49,679	57,258	64,491	(13.2)	(11.2)
Other (Income) Expense, Net	9,854	19,225	18,312	(48.7)	5.0

Total Costs and Expenses	1,002,765	996,400	961,841	0.6	3.6

Gain on Sale of Newspaper Properties	114	6,982	28,797	(b)	(b)

Minority Interest	(29,334)	(26,215)	(26,884)	11.9	(2.5)

Net Income	39,880	26,737	38,312	(b)	(b)

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:
Operating Activities	$98,964	$75,155	$102,694
Investing Activities	(98,689)	(19,234)	(45,415)
Financial Activities	(60,749)	5,472	(55,965)

PRO-RATA OTHER DATA(a):
Adjusted EBITDA	$192,543	$185,387	$202,274	3.9%	(8.3)%
Minority Interest in Adjusted EBITDA	(41,152)	(38,883)	(41,045)	5.8	(5.3)
EBITDA of Texas-New Mexico Newspapers Partnership	9,610	10,108	3,275	(4.9)	(b)

Adjusted EBITDA Available to Company	$161,001	$156,612	$164,504	2.8%	(4.8)%

(a)	See footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of Adjusted EBITDA, EBITDA of Texas-New Mexico Newspapers Partnership and Adjusted EBITDA Available to Company. The Minority Interest in Adjusted EBITDA shown is calculated the same as described in footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” except that Minority Interest in Adjusted EBITDA shown here on a pro-rata basis includes only the minority interest in Adjusted EBITDA of the California Newspapers Partnership and The Denver Post Corporation (through June 10, 2005), as pro-rata consolidation factors out of the minority interest associated with The York Newspaper Company through April 30, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of GAAP and Non-GAAP Financial Information.”

(b)	Not meaningful.

Fiscal Year 2005 Executive Overview

     In fiscal year 2005, we continued to grow advertising revenue. We saw growth in retail, national, preprint, employment and automotive classified advertising in most of our markets. While advertising revenue grew, circulation revenue declined slightly, largely due to subscription price declines in the very competitive Los Angeles market. The trend of significant growth in Internet advertising revenue continued as Internet-related revenues increased 40.5% in fiscal year 2005, after adjusting for acquisitions and dispositions. We believe that the Internet is a critical element of our overall strategy to deliver news and information to a larger, more diverse and younger audience, which in turn allows our advertising customers to take advantage of our expanded market reach.

     During fiscal year 2005, newsprint and employee benefit costs, two of our largest expenses, continued their trend from fiscal year 2004 and increased at a higher rate as compared to other operating expenses. Excluding our unconsolidated JOAs, our average cost per metric ton of newsprint increased almost 8.9% in fiscal year 2005 and 10.7% in fiscal year 2004, which correspondingly increased cost of sales by $4.6 million and $5.5 million during the respective fiscal years. Reduced consumption associated with decreases in retail advertising volumes, a shift to preprint advertising from advertising printed in the newspaper, and small circulation declines helped to somewhat offset the impact of price increases. Employee benefit costs were driven by increases in health care costs and post-retirement benefits. Health care costs across the United States continued to increase during fiscal year 2005. Pension and other post retirement benefit costs increased due to increases in assumed health care costs and lower discount rates. We also saw increased spending related to our Internet initiatives and our preparation for compliance with the requirements of Sarbanes-Oxley. We continue to maintain tight cost controls throughout our organization and seek to identify areas where further cost control measures can be implemented.

     Our current year results were also impacted by the following transactions completed during fiscal year 2005.

•	In January 2005, we purchased The Park Record published in Park City, Utah.

•	We took advantage of the lower interest rates available to us in both the bond and bank financing markets by refinancing a portion of our long-term debt. We amended and refinanced a portion of our bank credit facility in August 2004 to take advantage of lower borrowing margins. We also retired $200.0 million of our 8 5/8% bonds in July 2004 with proceeds of our January 2004 issuance of $150.0 million 6 3/8% bonds and cash on hand.

•	In June 2005, we purchased the 20% of The Denver Post Corporation which we did not own for approximately $45.9 million.

     Our unconsolidated JOAs were also impacted by the operating expense challenges we mentioned above, most notably in the area of employee benefit costs. However, the Salt Lake City JOA produced strong year over year revenues and improvements in operating profits, despite being burdened by increased pension expense. Our interest in the Salt Lake JOA continues to be subject to litigation by the former owners of The Salt Lake Tribune.

Transactions

     In addition to the fiscal year 2005 transactions described above, certain transactions in fiscal year 2004 had an impact on the comparisons of our results for the years ended June 30, 2005 and 2004 and comparisons of our results for the years ended June 30, 2004 and 2003.

     In fiscal year 2004, transactions that affect comparisons include the following:

•	We restructured our interest in the Charleston JOA in exchange for $55.0 million in cash and recorded a pre-tax gain of $8.0 million. We also restructured our interest in The York Newspaper Company through the exercise of our option to buy out the minority partner’s interest and purchase the masthead of the York Daily Record for $38.3 million using a portion of the proceeds from the Charleston Newspapers restructuring.

•	In January 2004, we purchased two weekly newspapers: the Grunion Gazette and Downtown Gazette. These weeklies are distributed in and around Long Beach, California, where we own the daily newspaper.

•	We launched IMPACTO USA, a Spanish-language publication in the Los Angeles market that is home delivered on Saturdays to 250,000 targeted households.

•	We launched LA.com, an Internet start-up.

•	We took advantage of the lower interest rates available to us in both the bond and bank financing markets by refinancing the majority of our long-term debt. This included refinancing our $300.0 million 8 3/4% bonds due in 2009 with $300.0 million of our 6 7/8% bonds due in 2013 and refinancing our bank credit facility in December 2003, to take advantage of lower borrowing margins and increase the amount available under our revolving credit facility. We also sold $150.0 million of our 6 3/8% bonds in anticipation of the retirement of $200.0 million of our 8 5/8% bonds, which was accomplished in July 2004.

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

Restatement of Previously Reported Financial Statements

     We have restated our financial statements and related disclosures for fiscal years 2004 through fiscal years 2001 to correct errors that were identified in accounting for deferred income taxes related to certain of our acquisitions and dispositions that qualified under Internal Revenue Code Section 1031 as asset exchanges. We incorrectly treated these exchange transactions as non-taxable transactions, and therefore we did not provide for deferred income tax expense upon consummation of the sale portion of these transactions. Rather, we accounted for the basis differences on the purchase end of the exchange transactions by recording a deferred tax obligation to recognize the difference in book and tax basis and a corresponding increase in goodwill. The correction resulted in an increase/(decrease) of the reported amounts of net income of $(0.9) million $(2.5) million, $0.0 million, and $0.8 million, respectively, for the years ended June 30, 2004, 2003, 2002 and 2001, along with related adjustments to goodwill, deferred income tax liability and a $23.4 million adjustment to opening retained earnings for fiscal year 2001. The restatement had no impact on the Company’s net cash flows from operating, investing or financing activities or EBITDA Available to the Company.

Comparison of Fiscal Years Ended June 30, 2005 and 2004

Revenues

     On a same newspaper basis (after adjusting for the aforementioned fiscal year 2005 Park City and fiscal year 2004 Gazette transactions), the following changes occurred in our significant revenues categories for the year ended June 30, 2005 as compared to the prior year.

     Advertising Revenues. Advertising revenues increased by approximately 4.1% for the year ended June 30, 2005 as compared to the prior year. The increase in advertising revenue was due principally to increases in national of 6.1%, classified of 3.7% and preprints of 9.6%, as well as a $7.8 million or 40.5% increase in revenues from our Internet operations, offset in part by a small decrease in retail ROP (run of press) advertising of 1.9%. The growth in preprint revenues was due to a trend of major retail advertisers shifting out of ROP advertising and into preprint advertising. For the year ended June 30, 2005, employment and real estate classified advertising increased at the majority of our newspapers. These gains, however, were somewhat offset by declines in classified automotive advertising.

     Circulation Revenues. Circulation revenues decreased by approximately 3.0% for the year ended June 30, 2005 as compared to the prior year. The decrease was primarily due to pricing pressures at some of our newspapers, as well as competition from other non-newspaper media sources, which resulted in our offering greater discounts to acquire new and hold existing subscribers, in order to help achieve our home delivery volume goals.

Income from Unconsolidated JOAs

     As noted in our discussion of critical accounting policies, income from unconsolidated JOAs includes our proportionate share of net income from those JOAs, the amortization of subscriber lists created by the original purchase by us, editorial costs, miscellaneous revenue and other charges directly attributable to providing editorial content and news for our newspapers party to a JOA. The following discussion takes into consideration all of the associated revenues and expenses described above. The aforementioned Charleston restructuring had the net impact of decreasing income from unconsolidated JOAs by $1.3 million for the year ended June 30, 2005. Excluding the impact of the Charleston restructuring, the increase for the year ended June 30, 2005 was due to improved net income at both the Denver and Salt Lake JOAs.

Cost of Sales

     The aforementioned purchase of The Park Record in fiscal year 2005, the fiscal year 2004 York restructuring and weekly newspaper purchases had the net impact of increasing cost of sales by $3.8 million for the year ended June 30, 2005, as compared to the prior year. Excluding these transactions, cost of sales for the year increased 1.7%. The current year increase in cost of sales was due in part to an 8.9% increase in our average price per metric ton of newsprint consumed for the year ended June 30, 2005, as compared to the prior year. Our average price was approximately $528 per metric ton for the year ended June 30, 2005, as compared to $485 per metric ton for prior year. Partially offsetting the impact of higher newsprint prices was a small decrease in our newsprint consumption.

Selling, General and Administrative

     The transactions described above had the net impact of increasing SG&A by $2.7 million for the year ended June 30, 2005, as compared to the prior year. Excluding these transactions, SG&A increased 3.5%. The current year increase was primarily the result of increases in employee costs, including health care and retirement benefits, the curtailment of a pension plan at one of our subsidiaries, as well as increased costs directly associated with the growth in our advertising revenues and Internet operations. Expenses related to our Internet operations increased $2.1 million, or 15.0%, for the year ended June 30, 2005.

Interest Expense

     Interest expense for fiscal year 2005 decreased $7.6 million as a result of a $48.4 million, or 5.3% reduction, in our average debt outstanding to $864.9 million, as well as a 42 basis point reduction in our weighted average interest rate to 5.59%. The lower weighted average cost of debt was a result of the November 2003 refinancing of our 8 3/4% Senior Subordinated Notes with our 6 7/8% Senior Subordinated Notes, the restructuring of our bank credit agreement (December 2003 and August 2004) and the July 2004 repurchase of our 8 5/8% Senior Subordinated Notes funded out of proceeds from our 6 3/8% Senior Subordinated Notes (issued in January 2004) and borrowings from our bank credit facility. Savings from our various refinancing efforts were offset in part by increases in LIBOR over the prior year (the average daily one month rate for LIBOR increased 125 basis points, for the year ended June 30, 2005 as compared to the same period in prior year). The interest rates under our bank credit facility are based on LIBOR, plus a borrowing margin based on our leverage ratio. Interest expense was also favorably impacted in the prior year by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $3.0 million for the year ended June 30, 2004. We had no interest rate swap agreements during fiscal year 2005. Excluding the impact of the interest rate swaps in the prior year, our weighted average interest rate decreased by approximately 74 basis points for the year ended June 30, 2005.

Other (Income) Expense, Net

     We include expenses and income items that are not related to current operations in other (income) expense, net. We incurred charges for the year ended June 30, 2005 related to litigation expense of $0.8 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $(5.8) million reduction in the estimated cost to repurchase an option held by a third party to acquire one of our newspapers, $9.2 million of repurchase premiums and unamortized discount associated with the early redemption of our 8 5/8% Senior Subordinated Notes, $0.4 million related to hedging activities that did not qualify for hedge accounting under SFAS No. 133, $0.7 million in bank fees and $3.4 million related to various other costs that were not related to ongoing operations.

Equity Investment Income Net

     Included in equity investment income, net is our share of the net income (or loss) of our non-JOA equity investees as further described in Note 2: Significant Accounting Policies and Other Matters of the notes to consolidated financial statements. The $0.7 million increase in equity investment income, net was primarily related to an increase in equity income from PowerOne mostly due to a gain on sale recognized by PowerOne from the sale of one of its product lines. Operating results also improved at CIPS. The increases at PowerOne and CIPS were partially offset by decreases in income from our other equity investments.

Net Income

     Net income for fiscal year 2005 was negatively impacted by $9.2 million for redemption premiums and unamortized discounts associated with the early redemption of our 8 5/8% Senior Subordinated Notes. Excluding the $9.2 million loss on early extinguishment of debt, pre-tax net income was $69.2 million for the year ended June 30, 2005. Prior year pre-tax income was impacted by $9.3 million for redemption premiums, net of unamortized premiums, that were recorded as a result of redeeming our 8 3/4% Senior Subordinated Notes and a $7.0 million pre-tax gain on sale of newspaper assets, primarily associated with the Charleston newspapers restructuring. Excluding the $9.3 million loss on early extinguishment of debt and the $7.0 million pre-tax gain on sale, pre tax net income was $46.0 million for the year ended June 30, 2004. Our effective tax rate was 34% for the year ended June 30, 2005, as compared to 39%, as restated, for the year ended June 30, 2004.

Comparison of Fiscal Years Ended June 30, 2004 and 2003

Revenues

     The aforementioned transactions in fiscal years 2004 and 2003 had the net impact of increasing reported revenues by $2.0 million for the year ended June 30, 2004 as compared to the prior year. On a same newspaper basis (adjusting for the transactions), the following changes occurred between fiscal years 2004 and 2003:

     Advertising Revenues. Advertising revenues increased 2.5% for the year ended June 30, 2004, as compared to the prior year. The increase in advertising revenue was due principally to increases in retail, national and preprint advertising, offset in part by a slight decrease in classified advertising. Classified employment advertising continued to be a challenge at the majority of our newspapers in California due to the weak employment market. Our newspapers in the San Francisco Bay Area market in particular were hard hit by losses in employment advertising. We also experienced declines in classified automotive advertising in some markets, offset in part by increases in classified real estate. Beginning in the third quarter of fiscal year 2004, we began to experience year over year improvements in classified employment advertising in many markets. Also contributing to the increase was revenue growth from our Internet operations, which increased 37% for the year ended June 30, 2004 as compared to the prior year. The increase in Internet revenues was a result of new initiatives in online employment, automotive and general classified advertising and the continued strong market acceptance of the combined print and online packages that we offer to our advertisers.

     Circulation Revenues. Circulation revenues decreased by 1.8% for the year ended June 30, 2004, as we have continued to grow circulation by offering discounts to acquire new subscribers with long-term orders. The lower revenue from selling longer-term orders at a discount is generally offset with cost savings from writing fewer new orders.

     Other Revenues. Other revenues increased 8.0% for the year ended June 30, 2004, in part due to our obtaining new commercial printing contracts in northern California.

Income from Unconsolidated JOAs

     Our proportionate share of income from the Charleston JOA was $1.1 million less in fiscal year 2004 compared to the prior year. Also impacting Income from Unconsolidated JOAs is a decrease in income from the Denver JOA, which was partially offset by an increase in income from the Salt Lake City JOA. Results at the Denver and Salt Lake City JOAs were negatively impacted by accruals for the Kmart “critical vendor” program (see further discussion in Note 11: Commitments and Contingencies), while the prior year results were positively impacted by our share of the Denver JOA’s non-operating gain of $3.8 million related to the sale of its office building. Excluding these two infrequent items, our share of income from the Denver Newspaper Agency improved on a year over year basis.

Cost of Sales

     The aforementioned transactions in fiscal years 2004 and 2003 had the net impact of increasing cost of sales by $2.4 million for the year ended June 30, 2004 as compared to the prior year. Excluding the aforementioned transactions, cost of sales increased 5.0% year-over-year on a same newspaper basis. The fiscal year 2004 increase in cost of sales was due in part to a 10.7% increase in our average price per metric ton of newsprint consumed in fiscal year 2004 as compared to the prior year. Partially offsetting the increase in the average price was a slight decrease in newsprint consumption.

Selling, General and Administrative

     The aforementioned transactions in fiscal years 2004 and 2003 had the net impact of increasing SG&A by $2.6 million for the year ended June 30, 2004 as compared to the prior year. Excluding the aforementioned transactions, SG&A increased 5.3% year-over-year on a same newspaper basis. The fiscal year 2004 increase is primarily the result of large increases in health care costs and retirement benefits, as well as increases in outside printing for niche publications, promotional expenses, new product expenses and increased costs associated with the revenue growth in our Internet operations, including operating expenses of $3.1 million associated with our Internet start-up LA.com, which had minimal revenues since its launch in January 2004 to offset the related start-up expenses. At the end of the first quarter of fiscal year 2005, we significantly curtailed the expenses associated with LA.com.

Interest Expense

     The decrease in interest expense was the result of a decrease in average debt outstanding due to debt paydowns, as well as a reduction in the weighted average cost of debt. Interest expense was also impacted by net settlements related to our interest rate swap agreements. The net settlements of our interest rate swap agreements had the effect of decreasing interest expense by $3.0 million for the fiscal year ended June 30, 2004 as compared to $2.6 million in the prior year. The lower weighted average cost of debt was a result of the combination of lower short-term interest rates associated with our bank credit facility borrowings, the June 2003 refinancing of our 9.0% Subordinated Promissory Note with a bank term loan, and the November 2003 refinancing of our 8 3/4% Senior Subordinated Notes with our 6 7/8% Senior Subordinated Notes due 2013. Partially offsetting the decrease in the weighted average cost of debt for fiscal year 2004 was an increase in interest expense caused by temporarily paying off lower cost debt under the revolver portion of our new bank credit agreement (LIBOR plus 1.75%) with proceeds from the third quarter issuance of our $150.0 million 6 3/8% Senior Subordinated Notes, which was compounded as a result of significant cash remaining after the payoff of the revolver. The excess cash, in combination with borrowings under the revolver portion of our bank credit facility, was used to redeem our $200.0 million 8 5/8% Senior Subordinated Notes on July 1, 2004 (the first redemption date). Our average debt outstanding decreased $31.4 million, or 3.3%, and our weighted average interest rate decreased 60 basis points for the year ended June 30, 2004, as compared to the prior year. The fiscal year 2004 refinancings are expected to further reduce our weighted average cost of borrowings in the future.

Other (Income) Expense, Net

     Included in other (income) expense, net are those expense and income items that are not related to current operations. Other (income) expense, net for the year ended June 30, 2004 was $17.4 million. The charges incurred for the year ended June 30, 2004 include litigation expense of $2.2 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $(4.0) million reduction to reflect the current estimated cost to repurchase an option held by a third party to acquire one of our newspapers (the estimated cost of purchasing the option fluctuates with the performance of the newspaper), $2.1 million related to hedging activities, which did not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, $9.3 million for the repurchase premiums, net of unamortized premiums associated with the early redemption of our 8 3/4% Senior Subordinated Notes, $1.0 million in costs associated with our unsuccessful bid for Freedom Communications, Inc., $1.1 million related to the write-off of amounts held in escrow and other prepaid acquisition costs to purchase the KTBY license in Alaska (see Note 5: Acquisitions, Dispositions and Other Transactions), and $5.7 million, net related to various other costs not related to current operations, including the estimated losses associated with the critical vendor payments refund demand received from Kmart (see further discussion regarding Kmart critical vendor payments in Note 11: Commitments and Contingencies).

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

Net Income

     Net income for fiscal year 2004 was impacted by $9.3 million for redemption premiums, net of unamortized premiums that were recorded as a result of redeeming our 8 3/4% Senior Subordinated Notes and a $7.0 million pre-tax gain on sale of newspaper assets, primarily associated with the Charleston Newspapers restructuring. Excluding the $9.3 million loss on early extinguishment of debt and the $7.0 million pre-tax gain on sale, pre-tax net income was $46.0 million for the year ended June 30, 2004. The fiscal year 2003 pre-tax income was impacted by a $28.8 million, as restated, non-monetary gain recognized in conjunction with the formation of the Texas-New Mexico Newspapers Partnership. Excluding the $28.8 million gain, as restated, fiscal year 2003 pre-tax net income was $40.5 million. Also impacting net income was a $14.0 million, as restated, decrease in income tax expense for the year ended June 30, 2004 as compared to fiscal year 2003, of which approximately $12.9 million, as restated, is related to deferred income taxes. Our effective tax rate was 39%, as restated, for the year ended June 30, 2004, as compared to 45%, as restated, for the prior year.

Liquidity and Capital Resources

     Our sources of liquidity are existing cash and other working capital, cash flows provided from operating activities, distributions from JOAs and partnerships and the borrowing capacity under our bank credit facility. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand; however, from time to time, we increase our newsprint inventories in anticipation of price increases. In general, our receivables have been collected on a timely basis.

Cash Flow Activity

     The increase in net cash flows from operating activities of $23.8 million for the year ended June 30, 2005, was largely attributable to a $4.4 million increase in Adjusted EBITDA Available to Company, a $12.2 million increase in distributions from unconsolidated JOAs, and an $8.0 million decrease in distributions paid to minority interests.

     The net cash outflows related to investing activities increased by $79.5 million, primarily due to a $64.8 million increase associated with business acquisitions, net of dispositions, and a $14.8 million increase in capital expenditures. Business acquisitions during fiscal year 2005 included our purchase of the remaining 20% minority interest in The Denver Post Corporation (approximately $45.9 million) and the purchase of The Park Record (approximately $8.0 million). Prior year transactions included $38.3 million paid and $51.5 million received, respectively, in the York and Charleston JOA restructuring transactions. Approximately $26.4 million of the current year capital expenditures are related to our share of the cost of a new printing and office facility being constructed for the Salt Lake City JOA.

     The net cash outflows related to financing activities for the year ended June 30, 2005 included using cash on hand and available borrowings under the revolver portion of our credit facility to repurchase all of our outstanding 8 5/8% Senior Subordinated Notes for $208.6 million (including $8.6 million of repurchase premiums). We also used a portion (approximately $53.9 million) of our available borrowings under the revolver portion of our credit facility to fund our 2005 purchases of the 20% remaining interest in The Denver Post Corporation and The Park Record. In addition, activity for the year ended June 30, 2005 included normal borrowings and paydowns on long-term debt. Prior year’s net paydowns consisted of $291.9 million of net proceeds from the issuance of $300.0 million of our 6 7/8% Senior Subordinated Notes due 2009 which were used along with available borrowings to repurchase all of our outstanding 8 3/4% Senior Subordinated Notes for $309.5 million (including $9.5 million of repurchase premiums) and the refinancing of our bank credit facility, as well as normal borrowings and paydowns on long-term debt. Total fiscal year 2005 net paydowns on long-term debt were $55.0 million, net of refinancing costs, repurchase premiums, and acquisitions, as compared to $57.4 million in the prior year.

Capital Expenditures

Capital Expenditures
	Fiscal Year 2006 Plan				Fiscal Year 2005 Actual
(Dollars in thousands)
	Wholly-					Non Wholly-
	Owned					Owned
	Subsidiaries					Subsidiaries
	and	Non Wholly-	Our Share of		Wholly-	and	Our Share of
	Consolidated	Owned	Unconsolidated		Owned	Consolidated	Unconsolidated
	JOAs	Subsidiaries	JOAs	Total	Subsidiaries	JOAs	JOAs	Total
Total Capital Projects	$40,588	$19,122	$8,750	$68,460	$37,857	$13,455	$1,162	$52,474

Less Minority Partners’ Share	—	(8,752)	—	(8,752)	—	(6,072)	(232)	(6,304)

	$40,588	$10,370	$8,750	$59,708	$37,857	$7,383	$930	$46,170

     Non-maintenance expenditures planned for fiscal year 2006 include costs for furniture and fixtures in a new building, and an inserter to address increases in preprint volumes for the Los Angeles Newspapers Group, installation of an editorial front-end system for the Alameda Newspapers Group, and a new publishing system for our Internet group, as well as technology infrastructure improvements. Carryover expenditures from the prior year of approximately $35.5 million are primarily for new Company-wide advertising and circulation systems and our share of a new printing and office facility in Salt Lake City, front-end editorial systems for the Los Angeles Newspapers Group, construction for a new office building in San Bernardino, California, and a building addition in York, Pennsylvania. Management reviews the capital expenditure plan throughout the year and modifies it as required to meet our current business needs. Capital expenditures related to these projects are expected to be funded either through available cash or borrowings under our bank credit facility.

Liquidity at June 30, 2005

     At June 30, 2005, our debt structure included our amended and restated bank credit facility which provides for borrowings of up to $598.8 million, consisting of a $350.0 million revolving credit facility, a $100.0 million term loan “A” and a $148.8 million term loan “C.” Any payments on the term loans cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. At June 30, 2005, the balances outstanding under the revolving credit portion of the bank credit facility, term loan “A” and term loan “C” were $152.7 million, $100.0 million and $147.3 million, respectively, and we had $188.7 million available for future borrowings, net of $8.6 million in outstanding letters of credit.

     On September 8, 2005, we entered into an amendment of our bank credit facility (the “amended facility”) to take advantage of lower pricing available in the bank loan market. Based on June 30, 2005 outstanding debt, we estimate that the refinancing would have resulted in $2.3 million in interest savings in fiscal year 2005. The amended facility maintains the $350.0 million revolving credit facility and $100.0 million term loan “A” and provides for a $147.3 million term loan “B,” which was used to pay off the term loan “C” facility. During the next twelve months, we will make scheduled quarterly payments on term loan “B” of $0.4 million under the amended facility, which we intend to pay from operating cash flows. Amounts repaid under term loan “A” and “B” facilities will not be available for reborrowing, regardless of whether such payments are scheduled or voluntary. We may increase the amount of the amended facility by up to $200.0 million, subject to obtaining commitments of lenders to loan such additional amounts and customary conditions. The revolving credit facility decreases to $250.0 million on December 30, 2008.

     In August 2005, we purchased the editorial assets of The Detroit News, published in Detroit, Michigan, and a limited partnership interest in the Detroit JOA for approximately $25.0 million.

     In September 2005, the management committee of the Denver JOA authorized the incurrence of up to $150.0 million of debt by the Denver JOA to finance furniture, fixtures and computers for its new building and new presses and related equipment and building costs related to the consolidation of two existing production facilities into one for the Denver JOA. We own a 50% interest in the Denver JOA.

     In January 1998, we entered into an option agreement in association with the acquisition financing of one of our newspaper properties. This option provides the holder the right to purchase the assets used in the publication of the newspaper, which the option holder can exercise or put such option to us based on a predetermined formula anytime after January 31, 2003. The option repurchase price is currently valued at approximately $6.1 million, and is recorded as a component of other long-term liabilities. If the option were put to us, we expect to fund the payment with available borrowings from our bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in our balance sheet as long-term.

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

     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2006 will be approximately $2.5 million to $3.0 million. We expect federal income tax payments to significantly increase next year because of the impact of alternative minimum taxes.

Distributions from Partnerships

     Set forth below is a description of the ownership structure and earnings-distribution provisions of our Denver, Salt Lake City and Detroit JOAs, as well as the CNP and the Texas-New Mexico Newspapers Partnership agreements:

•	Through our wholly-owned subsidiary, Kearns-Tribune, LLC, we own a 50% interest in the Salt Lake City JOA. Under the agreement, 58% of the Salt Lake City JOA’s net income, less their working capital needs and other minor adjustments, is paid to Kearns-Tribune, LLC and is distributed (generally) weekly.

•	Through our wholly-owned subsidiary, The Denver Post Corporation, we own 50% of The Denver Newspaper Agency, LLP. Under the Denver Newspaper Agency JOA agreement, the partnership is required to distribute 50% of its monthly EBITDA (and other funds available for distribution), less working capital required by the partnership, to The Denver Post Corporation.

•	Through our wholly-owned subsidiary, The Detroit News, Inc., we own a limited partnership interest in Detroit Newspaper Partnership, L.P. Under the Detroit JOA agreement, the partnership is required to make fixed preferred distributions to us monthly, as well as reimburse us for our news and editorial costs. The fixed preferred distributions are as follows: $5.0 million for years ending July 31, 2006 and 2007; $4.0 million for years ending July 31, 2008 and 2009; $3.0 million for years ending July 31, 2010 and 2011; $2.0 million for the year ending July 31, 2012; and $1.9 million for all remaining years. Beginning in 2009, we may receive incremental distributions based on profit growth of the Detroit JOA.

•	Through our wholly-owned subsidiary, West Coast MediaNews LLC, we own a 54.23% interest in the California Newspapers Partnership (“CNP”). Under the terms of the partnership agreement, we are entitled to monthly distributions of the partnership’s EBITDA in proportion to our partnership interest, less working capital required and debt service payments (total CNP debt, excluding the debt and capital leases we contributed to the partnership, is $1.5 million at June 30, 2005 of which our share is $0.8 million).

•	Through our wholly-owned subsidiary, New Mexico-Texas MediaNews LLC, we own a 33.8% interest in the Texas-New Mexico Newspapers Partnership. Pursuant to the partnership agreement, the partnership management committee is required to determine the amount of earnings (before depreciation and amortization) or other partnership funds available for distribution for each accounting period and distribute (generally monthly) 33.8% of such funds to New Mexico-Texas MediaNews LLC.

Off-Balance Sheet Arrangements

     Our share of long-term debt in unconsolidated JOAs (Denver and Salt Lake City) was approximately $2.4 million at June 30, 2005.

     Through our wholly-owned subsidiary, Kearns-Tribune, LLC, we own a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and are also guarantors on a several basis of 6.0% of up to $125.0 million Ponderay’s credit facility, which is due April 12, 2006. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants at which time we could be liable for our portion or 6.0% of the guarantee. Our share of the guarantee, which is not recorded in our financial statements, was approximately $3.7 million at June 30, 2005.

Contractual Obligations

     The following table represents our contractual obligations as of June 30, 2005:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Long-Term Debt(1)	$871,425	$3,913	$17,225	$293,799	$556,488
Capital Lease Obligations, Net of Imputed Interest	6,144	175	452	579	4,938
Operating Leases	24,695	5,628	8,927	3,883	6,257
Purchase Obligations(2)	182,276	61,906	69,888	45,267	5,215
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP(3)	47,359	—	4,153	1,807	41,399

Total	$1,131,899	$71,622	$100,645	$345,335	$614,297

(1)	Does not reflect our September 8, 2005 amended credit facility. At June 30, 2005, and as reflected in the preceding table, maturities related to the credit facility in effect at that date were as follows: Fiscal years 2006 through 2007 — $1.5 million each year; Fiscal year 2008 — $11.5 million; Fiscal year 2009 — $26.5 million; Fiscal year 2010 — $263.8 million and thereafter — $95.3 million. However, under the September 8, 2005 amended credit facility, maturities are not materially different.

(2)	Purchase obligations primarily include commitments to purchase newsprint and our share of the remaining commitments to construct a new printing and office facility for the Salt Lake City JOA. One of our newsprint contracts requires us to purchase newsprint at market. For purposes of this disclosure we used the market price as of June 2005. It is difficult to predict the price of newsprint over the term of the contract.

(3)	Reflected on the balance sheet in Other Liabilities (long-term) at June 30, 2005 is $6.1 million related to the amount accrued to repurchase an option held by a third party to purchase the assets used in the publication of one of our newspaper properties. The option was exercisable beginning in January 2003; however it is included in Other Liabilities (long-term) because if the option is put to us, we expect to fund the payment with available borrowings from our bank credit facility.

Near Term Outlook

Newsprint Prices

     A $35 per metric ton announced price increase effective June 1, 2005 only partially took hold in the market beginning in August. In September, newsprint suppliers announced another price increase of $35 per metric ton to be effective October 1, 2005. We are uncertain as to how much, if any, of the recently announced price increases will take hold in the market. The August 2005 RISI (“Resource Information Systems, Inc.”) price index for 30 pound newsprint was $612 per metric ton compared to $545 per metric ton in August 2004. As a large buyer of newsprint, our cost of newsprint continues to be well below the RISI price index.

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

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (non-GAAP measure).

	Years Ended June 30,
	2005	2004	2003	2002	2001
		(As restated)	(As restated)	(As restated)	(As restated)
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$98,964	$75,155	$102,694	$72,635	$42,001
Net Change in Operating Assets and Liabilities	25,678	20,126	8,619	459	24,751
Distributions Paid to Minority Interest	28,167	36,176	38,765	43,406	39,747
Distributions from Unconsolidated JOAs	(87,409)	(75,204)	(83,621)	(58,449)	(38,070)
Interest Expense	49,481	57,036	64,252	75,302	82,241
Bad Debt Expense	(8,065)	(7,405)	(9,632)	(10,213)	(10,916)
Pension Income (Expense), Net of Cash Contributions	(1,463)	(1,082)	(31)	(1,172)	5,948
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	48,587	46,997	43,411	43,211	16,403
Net Cash Related to Other (Income), Expense	506	610	5,490	1,505	6,486

Adjusted EBITDA	154,446	152,409	169,947	166,684	168,591
Minority Interest in Adjusted EBITDA	(41,152)	(45,747)	(49,089)	(45,946)	(45,647)
Combined Adjusted EBITDA of Unconsolidated JOAs	38,097	39,842	40,371	36,006	14,205
EBITDA of Texas-New Mexico Newspapers Partnership(c)	9,610	10,108	3,275	—	—

Adjusted EBITDA Available to Company	$161,001	$156,612	$164,504	$156,744	$137,149

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation (through June 10, 2005) and The York Newspaper Company (through April 30, 2004), our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote (c)).

(b)	Direct Costs of Unconsolidated JOAs. Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004, the Charleston Daily Mail. See Note 3: Joint Operating Agencies in the footnotes to our consolidated financial statements for further description and analysis of this adjustment.

(c)	The Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company as it is an integral part of our cash flows from operations as defined by our debt covenants.

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidated basis (non-GAAP measure).

	Years Ended June 30,
	2005	2004	2003
		(As restated)	(As restated)
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$98,964	$75,155	$102,694
Net Change in Operating Assets and Liabilities	25,678	20,126	8,619
Distributions Paid to Minority Interest	28,167	36,176	38,765
Distributions from Unconsolidated JOAs	(87,409)	(75,204)	(83,621)
Interest Expense	49,481	57,036	64,252
Bad Debt Expense	(8,065)	(7,405)	(9,632)
Pension Expense, Net of Cash Contributions	(1,463)	(1,082)	(31)
Net Cash Related to Other (Income), Expense	506	610	5,490
Combined Adjusted EBITDA of Unconsolidated JOAs(b)	38,097	39,842	40,371
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the JOAs(c)	48,587	46,997	43,411
Minority Interest in Adjusted EBITDA of The York Newspaper Company(d)	—	(6,864)	(8,044)

Adjusted EBITDA	192,543	185,387	202,274
Minority Interest in Adjusted EBITDA	(41,152)	(38,883)	(41,045)
EBITDA of Texas-New Mexico Newspapers Partnership	9,610	10,108	3,275

Adjusted EBITDA Available to Company	$161,001	$156,612	$164,504

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership and The Denver Post Corporation (through June 10, 2005), our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”) and (ii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership. Note that pro-rata consolidation already takes into account our share of the results from our unconsolidated JOAs and factors out the minority interest associated with The York Newspaper Company through April 30, 2004.

(b)	Combined Adjusted EBITDA of Unconsolidated JOAs. Combined Adjusted EBITDA of Unconsolidated JOAs is calculated as total revenues, less cost of sales and SG&A expense from the Unconsolidated JOAs Pro-Rata Adjustment column presented that follows under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(c)	Direct Costs of Unconsolidated JOAs. Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004 the Charleston Daily Mail. See Note 3: Joint Operating Agencies in the footnotes to our consolidated financial statements for further description and analysis of this adjustment.

(d)	Minority Interest in Adjusted EBITDA of The York Newspaper Company. Minority Interest in Adjusted EBITDA of The York Newspaper Company is calculated as total revenues, less cost of sales and SG&A expense from the Adjustment to Eliminate 42.5% Minority Interest in York JOA column presented that follows under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

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

	Year Ended June 30, 2005
		Adjustment to
		Eliminate 42.5%	Unconsolidated
	As Presented	Minority Interest	JOAs Pro-Rata	As Presented on
	Under GAAP	in York JOA(1)	Adjustment(2)	a Pro-Rata Basis
Total Revenues	$779,279	$—	$302,475	$1,081,754

Income from Unconsolidated JOAs	23,291	—	(23,291)	—

Cost of Sales	242,653	—	119,803	362,456
Selling, General and Administrative	382,180	—	144,575	526,755
Depreciation and Amortization	40,598	—	13,423	54,021
Interest Expense	49,481	—	198	49,679
Other (Income) Expense, Net	8,669		1,185	9,854

Total Costs and Expenses	723,581	—	279,184	1,002,765

Minority Interest	(29,334)	—	—	(29,334)

Net Income	39,880	—	—	39,880

Adjusted EBITDA(3)	$154,446	$—	$38,097	$192,543

	Year Ended June 30, 2004
	(As restated)
		Adjustment to
		Eliminate 42.5%	Unconsolidated
	As Presented	Minority Interest	JOAs Pro-Rata	As Presented on
	Under GAAP	in York JOA(1)	Adjustment(2)	a Pro-Rata Basis
Total Revenues	$753,829	$(15,280)	$311,302	$1,049,851

Income from Unconsolidated JOAs	22,207	—	(22,207)	—

Cost of Sales	234,784	(3,192)	124,216	355,808
Selling, General and Administrative.	366,636	(5,224)	147,244	508,656
Depreciation and Amortization	40,742	(500)	15,211	55,453
Interest Expense	57,036	(78)	300	57,258
Other (Income) Expense, Net	17,365	(264)	2,124	19,225

Total Costs and Expenses	716,563	(9,258)	289,095	996,400

Gain on Sale of Newspaper Properties	6,982	—	—	6,982

Minority Interest	(32,237)	6,022	—	(26,215)

Net Income	26,737	—	—	26,737

Adjusted EBITDA(3)	$152,409	$(6,864)	$39,842	$185,387

	Year Ended June 30, 2003
	(As restated)
		Adjustment to
		Eliminate 42.5%	Unconsolidated
	As Presented	Minority Interest	JOAs Pro-Rata	As Presented on
	Under GAAP	in York JOA(1)	Adjustment(2)	a Pro-Rata Basis
Total Revenues	$738,598	$(17,584)	$304,457	$1,025,471

Income from Unconsolidated JOAs	25,227	—	(25,227)	—

Cost of Sales	221,888	(3,542)	124,666	343,012
Selling, General and Administrative	346,763	(5,998)	139,420	480,185
Depreciation and Amortization	40,553	(526)	15,814	55,841
Interest Expense	64,252	(106)	345	64,491
Other (Income) Expense, Net	19,534	(207)	(1,015)	18,312

Total Costs and Expenses	692,990	(10,379)	279,230	961,841

Gain on Sale of Newspaper Properties	28,797	—	—	28,797

Minority Interest	(34,088)	7,204	—	(26,884)

Net Income	38,312	—	—	38,312

Adjusted EBITDA(3)	$169,947	$(8,044)	$40,371	$202,274

(1)	Adjustment to Eliminate 42.5% Minority Interest in York JOA. Eliminates The York Newspaper Company JOA minority partner’s 42.5% share from the individual line items with a corresponding adjustment to GAAP minority interest through April 30, 2004. Effective April 30, 2004, we acquired the minority interest in The York Newspaper Company. The difference between the minority interest adjustment provided in the reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidated basis (non-GAAP measure) and the pro-rata minority interest adjustment above is that certain items (Depreciation and Amortization, Interest Expense and Other (Income) Expense, Net) are excluded from Minority Interest in Adjusted EBITDA.

(2)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis of the income statements of our unconsolidated JOAs. Our interest in the earnings of the Salt Lake City JOA is 58%, while our interests in Denver Newspaper Agency and Charleston Newspapers (through May 7, 2004) are 50%. This adjustment also includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail (through May 7, 2004). See Note 3: Joint Operating Agencies in the footnotes to our consolidated financial statements for further description and analysis of the components of this adjustment.

(3)	Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure.

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

Interest Rate Sensitivity
Principal or Notional Amount by Expected Maturity
Average Interest or Swap Rate

	Years Ended June 30,								Fair Value 2005
	2006	2007	2008	2009	2010	Thereafter	Total		(Liability)
	(Dollars in thousands)
Liabilities
Long-Term Debt including Current Portion Fixed Rate	$—	$—	$—	$—	$—	$446,492	$446,492		$441,188
Average Interest Rate	7.01%	7.01%	7.01%	7.01%	7.01%	7.01%

Variable Rate	$1,472	$1,472	$11,472	$26,472	$263,754	$95,321	$399,963		$399,963
Average Interest Rate(c)	4.42%	4.42%	4.42%	4.42%	4.42%	4.42%

Total							$846,455	(a)

(a)	The long-term debt (including current portion) of $846.5 million from the Market Risk table above differs from total long-term debt of $871.4 million reported in Note 6: Long-Term Debt of the notes to the consolidated financial statements due to the following (in millions):

$846.5	Balance per table above
24.9	(b)

$871.4	Total per Note 6: Long-Term Debt

(b)	Relates to various notes payable due through 2013. The Market Risk table above excludes these long-term obligations as we could not practicably estimate fair value due to the lack of quoted market prices for these types of instruments and our inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal.

(c)	Reflects our September 8, 2005 amended credit facility, which reduced interest rates and slightly revised maturities. The assumed interest rates for the revolving credit facility and term loan “A” is based on LIBOR plus 1.00%. The assumed interest rate for term loan “B” is 1.25%. See Note 17: Subsequent Events of the notes to the consolidated financial statements for further discussion.

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

Item 8: Financial Statements and Supplementary Data

     The response to this item is filed as a separate part of this report. See Item 15: Exhibits and Financial Statement Schedules.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A: Controls and Procedures

     As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that material information regarding us and our subsidiaries required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms due to the restatements made as discussed further below.

     In fiscal years 2004 and prior, the Company did not maintain effective controls over its accounting for income taxes, including the determination of deferred income tax assets and liabilities and the related income tax provision as they relate to Internal Revenue Code Section 1031 for asset exchanges in conjunction with purchase business combinations. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended June 30, 2004 through 2001. Accordingly, management has determined that this control deficiency represents a material weakness. During the first quarter 2006, we enhanced our internal controls related to accounting for income taxes and now believe we have effective controls over accounting for income taxes.

     The Company’s management, including the CEO, President, and CFO, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B: Other Information

     None

PART III

Item 10: Directors and Executive Officers of the Registrant

     Set forth below are the names, ages and titles and a brief account of the business experience of each person who is a director, executive officer or other significant employee of ours.

Name	Age	Title
Richard B. Scudder	92	Chairman of the Board and Director
William Dean Singleton.	54	Vice Chairman and Chief Executive Officer and Director
Joseph J. Lodovic, IV	44	President
Gerald E. Grilly	58	Executive Vice President and Chief Operating Officer
Anthony F. Tierno	60	Senior Vice President of Operations
Ronald A. Mayo	44	Vice President and Chief Financial Officer
James L. McDougald	52	Treasurer
Michael J. Koren	38	Vice President and Controller
Steven M. Barkmeier	44	Vice President Tax
Charles M. Kamen	57	Vice President Human Resources
Eric J. Grilly	34	President, MediaNews Group Interactive
Patricia Robinson	63	Secretary
Jean L. Scudder	51	Director
Howell E. Begle, Jr.	61	Director

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

     William Dean Singleton has served as Vice Chairman and Chief Executive Officer and a Director of MediaNews since 1985. He is also the Publisher of The Denver Post effective February 2001, the Publisher of The Salt Lake Tribune effective August 2002, and the Publisher of the York Daily Record and York Sunday News effective May 2004.

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

     Steven M. Barkmeier has served as Vice President Tax since July 2004. Prior thereto, he served as Director of Tax from November 1995 to June 2004.

     Charles M. Kamen has served as Vice President Human Resources for MediaNews Group since he joined the Company in April 2000. Prior thereto, he served as Senior Consultant for Compensation Resources Group in Dallas, Texas from May 1999 to April 2000. From September 1997 to May 1999, Mr. Kamen was Senior Consultant and Retirement Practice Leader for Watson Wyatt World Wide in Denver, Colorado.

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

     Patricia Robinson has served as Secretary of MediaNews since 1986. Ms. Robinson is the sister of Mr. William Dean Singleton.

     Jean L. Scudder has served as a Director of MediaNews since July 1998. Ms. Scudder is the daughter of Mr. Richard B. Scudder.

     Howell E. Begle, Jr. has served as a Director of MediaNews since November 1996. Mr. Begle is Of Counsel to Hughes Hubbard & Reed LLP, which law firm is counsel to MediaNews and its affiliates.

Audit Committee Financial Expert

     We are not a listed issuer as defined in Rule 10A-3 under the Exchange Act and therefore are not required to have an audit committee comprised of independent directors; our board of directors acts as our audit committee. Additionally, we do not have an audit committee financial expert, as that term is defined by Item 401(h) of Regulation S-K.

Code of Ethics

     We have adopted a code of ethics that applies to all employees and officers of MediaNews. You may obtain a copy of our code of ethics, without charge, by request directed to Ronald A. Mayo, at MediaNews Group, Inc., 1560 Broadway, Suite 2100, Denver, CO 80202, (303) 563-6360.

Item 11: Executive Compensation

     The following table sets forth the cash compensation paid or payable to Mr. Singleton and each of the other four most highly compensated executive officers whose direct or allocated cash compensation exceeded $100,000 for services rendered to MediaNews in fiscal year 2005. None of our executive officers have an employment agreement with us except Messrs. Singleton and Lodovic.

		Annual Compensation
				All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation(a)
William Dean Singleton	2005	$962,475	$450,000	$196,427
Vice Chairman, Chief Executive Officer	2004	872,250	150,000	115,933
	2003	830,250	200,000	118,168

Joseph J. Lodovic, IV	2005	$639,600	$400,000	$60,316
President	2004	574,950	150,000	47,140
	2003	547,350	200,000	64,228

Gerald E. Grilly	2005	$589,375	$157,500	$64,509
Executive Vice President &	2004	538,050	113,750	15,398
Chief Operating Officer	2003	512,500	175,000	53,119

Anthony F. Tierno	2005	$358,750	$42,500	$30,414
Senior Vice President of Operations	2004	322,875	61,250	19,164
	2003	307,500	42,500	29,517

Eric J. Grilly	2005	$256,250	$95,500	$23,355
President, MediaNews Group Interactive	2004	206,500	83,500	10,213
	2003	187,500	75,000	17,842

(a)	Included in “All Other Compensation” are amounts earned under the deferred compensation plans described below.

     During fiscal year 2003, we adopted the non-qualified MediaNews Group Supplemental Executive Retirement Plan, or the “2003 Plan,” which does not qualify as a long-term incentive plan as defined in Instruction 7 (iii) to Item 402(a)(3) of Regulation S-K. This plan has been offered to certain of our eligible corporate executives. The 2003 Plan allows participants to defer a portion of their compensation, including bonuses, if any, on a pre-tax basis. There is no company match on these deferrals; however, the deferrals earn a return based on notional investment elections made by the individual participants. In addition, we may, at our discretion, elect to make contributions to the participants’ accounts based on a comparison of our actual profits to budgeted profits during each fiscal year. Any such contribution is subject to vesting, which is generally ten years from the date of participation in the plan. In addition to the 2003 Plan, in fiscal year 2004 we implemented an executive retiree medical benefit plan. The retiree medical benefit plan provides for full health care coverage during retirement for the participants in the 2003 plan. There are minimum age and years of service criteria for eligibility for benefits under this plan.

     The Company awards discretionary bonuses to its executive officers who are not covered by employment agreements based on completion of individual performance criteria determined on an annual basis.

     Effective June 29, 2005, we adopted the Career Restricted Stock Unit Plan (“RSU Plan”) intended to encourage retention and reward performance of selected senior management over a significant period of time. The RSU plan is administered by our board of directors (or a designated committee). The RSU Plan provides for the award to members of senior management selected by our board (or committee) for participation in the Plan of such number of restricted stock units (“RSUs”) at such time or times as determined by our board (or committee) in its discretion. Each RSU represents the right to receive one share of our new class of common stock, Class B (which is non-voting and does not pay dividends, but which is convertible into Class A in certain circumstances), subject to vesting and other requirements. RSUs granted to a participant vest upon the later to occur of:

•	the earlier of (x) the completion of 20 years of continuous service with the Company or its affiliates or (y) attainment of age 67 while still employed by the Company or its affiliates; or

•	the date on which the participant (a) has completed at least five years of participation in RSU Plan and (b) has a combined age and years of continuous service with the Company or its affiliates of at least 72.

     RSUs fully vest upon the occurrence of a “Change in Control” (as defined) and vest pro rata in the event of the participant’s death, disability or termination of employment by the Company without cause. Any RSUs not so vested are forfeited upon the participant’s termination of employment, unless otherwise determined by the board (or committee) in its sole discretion.

     Shares of our Class B common stock will be issued to holders of vested RSUs upon the earliest of the participant’s separation from service, the participant’s disability and the occurrence of a “Qualified Change in Control” (as defined).

     Recipients of shares issued pursuant to RSUs have the right to require us to repurchase a number of shares at their then fair market value (as determined by formula outlined in the RSU plan) that is sufficient to enable them to pay taxes due in connection with such issuance, provided that our board of directors may suspend such right at any time. At any time following the six-month anniversary of the date of issuance of shares of such Class B common stock, we have the right to repurchase such shares at their then fair market value (as determined by formula outlined in the RSU plan). Such repurchase rights will terminate if we consummate an initial public offering of our common stock.

     The issuance of up to 150,000 shares of our Class B common stock is authorized under the RSU Plan. No awards were granted as of June 30, 2005. However, RSU grants were awarded July 14, 2005 to the following executive officers: Mr. William Dean Singleton, Mr. Joseph J. Lodovic, IV, Mr. Gerald E. Grilly, Mr. Anthony F. Tierno, Mr. Ronald A. Mayo, Mr. James L McDougald, Mr. Charles M. Kamen, Mr. Eric J. Grilly, Ms. Elizabeth A. Gaier, and Mr. Stephen M. Hesse.

Employment and Other Agreements

     Under the terms of Mr. Singleton’s Employment Agreement, which was amended and restated effective July 1, 2005, Mr. Singleton is currently entitled to receive cash compensation at an annual rate of $985,950, subject to annual increase beginning January 1, 2006 of not less than 5%, and a one-time cash bonus of $100,000, which was paid in June 2005. In addition, Mr. Singleton is entitled to receive a bonus of up to $500,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such fiscal year. Other discretionary bonuses may be paid which are not part of his Employment Agreement, if approved by the Board of Directors. Mr. Singleton’s Employment Agreement expires on December 31, 2009, but is automatically renewed for successive one-year terms unless either party gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. Additionally, Mr. Singleton’s Employment Agreement may be terminated prior to the expiration of the existing term under certain circumstances. Mr. Singleton is entitled to severance payments if his employment terminates for certain reasons. In addition, if the Employment Agreement terminates by expiration at the end of the initial term or any renewal term, Mr. Singleton is entitled to receive a cash payment equal to his base annual salary in effect immediately prior to termination, plus an amount equal to the maximum annual bonus he is eligible to earn. Under Mr. Singleton’s Employment Agreement, he is eligible to participate in equity ownership and incentive plans established for executive personnel. Mr. Singleton’s Employment Agreement also provides for him to be reimbursed for the annual premium (up to a maximum premium of $100,000 per year) on up to $40 million of term life insurance insuring his spouse as part of his estate planning. Mr. Singleton’s Employment Agreement contains a two-year non-compete covenant for all geographical areas in which newspapers are owned or managed by us and or our subsidiaries with paid print circulation in excess of 25,000 at the time of termination of the Employment Agreement; provided, however that the ownership of up to 5% of any class of publicly traded securities of any entity shall not be deemed to be a violation. In the event of his disability, Mr. Singleton has the right to require MediaNews to purchase his common stock from time to time during his lifetime in an aggregate amount not to exceed $1.0 million in any fiscal year. At June 30, 2005, the total estimated cost (determined actuarially) of the repurchase would be $27.6 million and such amount is recorded as a component of “Putable Common Stock” on our balance sheet. From 1996 through 2002, MediaNews advanced a total of $1.5 million to the Singleton Irrevocable Trust (see Item 12: Security Ownership of Certain Beneficial Owners and Management) to fund premiums on cash surrender life insurance policies covering Mr. Singleton and his wife. The advances are recorded in our consolidated balance sheet as a component of other long-term assets. Advances will be repaid when the policy is surrendered or earlier at Mr. Singleton’s option. No interest is charged to Mr. Singleton on these advances. No funding by MediaNews of this insurance coverage has occurred subsequent to July 2002. The cash surrender value life insurance policies were originally purchased in order to mitigate the impact of estate taxes that may be due on MediaNews stock held in the Singleton Revocable Trust as a result of the death of Mr. Singleton and his spouse and the resulting need for us to repurchase such shares to provide liquidity in the Singleton Revocable Trust.

     Mr. Lodovic’s Employment Agreement was amended and restated effective July 1, 2005. Mr. Lodovic is currently entitled to receive cash compensation at an annual rate of $655,200, subject to annual increase of not less than 5%, and a one-time cash bonus of $100,000, which was paid in June 2005. In addition, Mr. Lodovic is also entitled to receive a bonus of up to $400,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such year. Other discretionary bonuses may also be paid which are not part of his employment agreement, if approved by the Board of Directors. Mr. Lodovic’s Employment Agreement expires on December 31, 2009, but is automatically renewed for successive one-year terms unless either party gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. Additionally, Mr. Lodovic’s Employment Agreement may be terminated prior to the expiration of the existing term under certain circumstances. Mr. Lodovic is entitled to severance payments if his employment terminates for certain reasons. In addition, if the Employment Agreement terminates by expiration at the end of the initial term or any renewal term, Mr. Lodovic is entitled to receive a cash payment equal to his base annual salary in effect immediately prior to termination, plus an amount equal to the maximum annual bonus he is eligible to earn. Under Mr. Lodovic’s Employment Agreement, he is also eligible to participate in equity ownership and incentive plans established for executive personnel. Mr. Lodovic’s Employment Agreement contains a two-year non-compete covenant for all geographical areas in which newspapers are owned or circulated by us or our subsidiaries with paid print circulation in excess of 25,000 at the time of termination of the Employment Agreement; provided, however that the ownership of up to 5% of any class of publicly traded securities of any entity shall not be deemed to be a violation. Mr. Lodovic is also party to a Shareholder Agreement with the Company. The Shareholder Agreement entitles Mr. Lodovic, upon termination of his employment following December 31, 2009, by mutual agreement, or as a result of breach by the Company or certain other circumstances, to put to us at a price of 100% of the then fair market value (as determined by formula outlined in the Shareholder Agreement) shares of common stock which he owns. We also have a call under Mr. Lodovic’s Shareholder Agreement to acquire, and Mr. Lodovic has a right to put, such shares following termination of his employment under other circumstances, at a price equal to a percentage of fair market value (as determined by formula outlined in the Shareholder Agreement), which increases to 100% on December 31, 2009 (at June 30, 2005, Mr. Lodovic is entitled to 75% of the fair market value). As of June 30, 2005, the value of Mr. Lodovic’s put, as calculated per terms of the Shareholder Agreement, was estimated to be $21.0 million and is recorded as a component of “Putable Common Stock” on our balance sheet. In the event of his disability, Mr. Lodovic has the right to require MediaNews to purchase his common stock from time to time during his lifetime in an aggregate amount not to exceed $1.0 million in any fiscal year.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management

     The authorized capital stock of MediaNews consists of 3,000,000 shares of Class A common stock, $0.001 par value, 2,314,346 shares of which are issued of which 2,298,346 are outstanding and 16,000 are held in treasury and 150,000 shares of Class B common stock, $0.001 par value, none of which are issued or outstanding at June 30, 2005. We have not declared or paid any cash dividends on our common stock in the past and we do not currently have plans to pay common stock cash dividends. Our current long-term debt agreements limit our ability to pay such dividends.

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

	Amount and Nature of	Percentage of
	Beneficial Ownership(a)	Ownership of
	Class A Common Stock	Class A Common Stock
William Dean Singleton(b),(c),(l),(m)	254,858.9900	11.09%
Howell E. Begle, Jr.(b),(d),(l),(m)	786,426.5100	34.22%
Patricia Robinson(b),(e),(l),(m)	786,426.5100	34.22%
Joseph J. Lodovic, IV(b),(f)	58,199.0000	2.53%
Jean L. Scudder(g),(k)	384,065.1200	16.71%
Charles Scudder(h),(k)	260,321.3750	11.32%
Elizabeth H. Difani(h),(i),(k)	219,073.4575	9.53%
Carolyn Miller(h),(j),(k)	177,825.5475	7.74%
All directors and executives as a group(n)	2,140,770.0000	93.14%

(a)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by footnote, the persons named in the tables above have sole voting and investment power with respect to all shares of capital stock indicated as beneficially owned by them.

(b)	The address of each such person is: c/o Mr. Howell E. Begle, Jr., Trustee, 1775 I Street N.W., Suite 600, Washington, D.C. 20006. Mr. Begle is Of Counsel to Hughes Hubbard & Reed LLP, which law firm is counsel to us.

(c)	These shares are held by a revocable trust for the benefit of the children of Mr. Singleton (the “Singleton Revocable Trust”), for which trust Mr. Begle and Mr. Singleton are trustees.

(d)	Includes all shares for which Mr. Begle has sole voting power under the Singleton Family Voting Trust Agreement for MediaNews (the “Singleton Family Voting Trust Agreement for MediaNews”) and shared investment power, as a trustee for an irrevocable trust for the benefit of Mr. Singleton’s children (the “Singleton Irrevocable Trust”). Also includes all shares of common stock held by the Singleton Revocable Trust for which Mr. Begle is a trustee.

(e)	These shares are held by the Singleton Irrevocable Trust for which Ms. Robinson serves as a trustee and as to which she has shared investment power. Ms. Robinson is Mr. Singleton’s sister.

(f)	Legal ownership of 50% of such shares is held by the Singleton Family Voting Trust. Legal ownership of the remaining 50% of such shares is held by the Scudder Family Voting Trust.

(g)	Includes 123,743.745 shares of common stock held by a trust for the benefit of two of Ms. Scudder’s nephews, for which trust Ms. Scudder serves as the sole trustee. Also includes 74,504 shares of common stock held for the benefit of Ms. Scudder’s son, Benjamin Fulmer, and daughter, Nina Fulmer, for which Ms. Scudder also serves as the sole trustee. Does not include the shares held by Charles Scudder, Elizabeth Difani, as trustee and/or custodian for certain of her children, or Carolyn Miller, as trustee and/or custodian for certain of her minor children, with respect to which Ms. Scudder has sole voting power pursuant to the Scudder Family Voting Trust Agreement for MediaNews (the “Scudder Family Voting Trust Agreement”). Charles Scudder, Elizabeth Difani and Carolyn Miller are siblings of Ms. Scudder; all four are the children of Mr. Richard B. Scudder.

(h)	Sole voting power with respect to these shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

(i)	Ms. Difani holds 132,299.6658 shares as trustee and/or custodian for certain of her children. Sole voting power with respect to all 219,073.4575 shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

(j)	Ms. Miller holds 118,550.365 shares as trustee for certain of her children. Sole voting power with respect to all 177,825.5475 shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

(k)	The address of each person is: c/o Jean L. Scudder, 193 Old Kents Hill Road, Readfield, Maine 04355.

(l)	Indicates shared voting power.

(m)	Indicates shared investment power.

(n)	No directors or officers of MediaNews beneficially own any shares in MediaNews at June 30, 2005 except Mr. Singleton, Ms. Scudder, Mr. Begle, Ms. Robinson and Mr. Lodovic.

Scudder Family Voting Trust Agreement for MediaNews

     The children of Richard B. Scudder, which includes Charles A. Scudder, Carolyn S. Miller, Elizabeth H. Difani and Jean L. Scudder, respectively, and Joseph J. Lodovic, IV have entered into the Scudder Family Voting Trust Agreement for MediaNews (the “Scudder Family Voting Trust”) in accordance with which all shares of our common stock held by Charles Scudder, Carolyn Miller, Elizabeth H. Difani, Jean L. Scudder and 50% of those shares held by Joseph J. Lodovic, IV, were transferred to the Scudder Family Voting Trust for MediaNews. Under the Scudder Family Voting Trust for MediaNews, Jean L. Scudder (the “Scudder Trustee”) exercises all voting rights (subject to the consent of shareholders holding 50% of the common stock held by the Scudder Family Voting Trust for MediaNews on such matters as election of directors, mergers, dissolution or reorganization of MediaNews, sale, exchange or pledge of all or substantially all of the assets of MediaNews and acquisition or divestiture by MediaNews of any newspaper venture) and substantially all other rights to which such shareholders would otherwise be entitled until January 31, 2010, subject to extension by written agreement of one or more beneficiaries of the Scudder Family Voting Trust Agreement for MediaNews and the Scudder Trustee.

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

MediaNews Shareholders’ Agreement

     The Singleton Revocable Trust, the Singleton Irrevocable Trust, the Singleton Family Voting Trust for MediaNews, the Scudder Family Voting Trust for MediaNews, certain of the beneficiaries of such trusts, Joseph J. Lodovic, IV and MediaNews entered into a Shareholders’ Agreement (the “MediaNews Shareholders’ Agreement”) which provides, among other things, that action by the Board of Directors with respect to such matters as the issuance of capital stock, declaration of dividends, redemption of capital stock, certain capital expenditures, mergers or consolidation, and incurring certain indebtedness requires the unanimous approval of all Directors then serving on the Board of Directors or approval by the holders of 75% of the shares of Class A Common Stock entitled to vote on such matters.

     The MediaNews Shareholders’ Agreement also provides that until the earlier of (i) the date on which none of our 6 7/8% Senior Subordinated Notes due October 1, 2013, and our 6 3/8% Senior Subordinated Notes due April 1, 2014 are outstanding, or (ii) when MediaNews’ Leverage Ratio (as defined in the indenture relating to our 6 3/8% Senior Subordinated Notes) is less than 3:1, no shareholder may sell, transfer, pledge or otherwise encumber their shares or their interest in their shares, of our common stock to any third party (except to the Company and certain permitted transfers to family members and other shareholders), without the consent of all our shareholders or unless all shares of common stock then outstanding are sold in a single transaction or a contemplated sale to a third party. If any shareholder desires to sell or transfer his shares to us or the other shareholders without an identified third party buyer, then such shareholder may offer to sell his shares to us at fair market value determined by appraisal, or if we decline to purchase such shares, such shareholder may offer to sell his shares to the remaining shareholders at fair market value.

Item 13: Certain Relationships and Related Transactions

Management Services

     We are a party to a consulting agreement, renewable annually, with Mr. Scudder, which agreement requires us to make annual payments of $275,000. Effective July 1, 2005, this amount was increased to $300,000. In connection with his consulting services, we provide Mr. Scudder with the use of a car, which is also used for personal purposes. The cost to us for providing this car during the last fiscal year and currently has been the cost of insurance and maintenance. We also pay the compensation for an administrative assistant for Mr. Scudder.

     We are a party to a management agreement with CNP, which agreement provides us with a management fee of 1.25% of CNP’s revenues, thereby reducing our total corporate overhead, the effect of which is a reduction of the impact minority interest expense has on our consolidated statement of operations.

Other

     In August 2004, MediaNews purchased the Colorado residence of Mr. Gerald Grilly (COO of MediaNews) for $2.7 million (subject to adjustment to reflect the proceeds received by MediaNews upon its resale of the house) in conjunction with his relocation to Los Angeles, California. Mr. Grilly’s relocation was requested by MediaNews. In May 2005, we sold the residence for $2.5 million.

     MediaNews uses Hughes Hubbard & Reed LLP as one of its legal counsel. Mr. Howell Begle, who is general counsel and a board member of MediaNews, is Of Counsel to Hughes Hubbard & Reed LLP.

Item 14: Principal Accountant Fees and Services

     The following table presents fees incurred for services provided by Ernst & Young LLP for fiscal years 2005, 2004 and 2003.

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

	Years Ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Audit Fees(a)	$563	$617	$469
Audit-Related Fees(b)	2	121	125
Tax Fees(c)	65	5	58

Total	$630	$743	$652

(a)	Fees for professional services incurred by the auditors to comply with Generally Accepted Auditing Standards, reviews of the Company’s filings with the Securities Exchange Commission, and comfort letters.

(b)	Fees for professional services which principally include services in connection with employee benefit plan audits, due diligence and consultation related to mergers and acquisitions, internal control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(c)	Fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.

AVAILABLE INFORMATION

     MediaNews consummated exchange offers for its 6 7/8% Senior Subordinated Notes due 2013 and its 6 3/8% Senior Subordinated Notes due 2014 in April 2004. Because the exchange offers were registered under the Securities Act of 1933, MediaNews became subject to the reporting requirements of the Securities Exchange Act of 1934 upon effectiveness of the registration statements for the exchange offers. Our duty to file reports with the Commission has been suspended in respect of our fiscal year commencing July 1, 2005 pursuant to Section 15(d) of the Securities Exchange Act of 1934. However, the indentures governing our Senior Subordinated Notes require that we continue to file quarterly, annual and, if applicable, current reports on Form 8-K, with the Commission on a voluntary basis.

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

     Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet site www.medianewsgroup.com as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	Financial Statements

1.	The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Registered Public Accounting Firm is filed as a part of this Report (see page 46).

2.	Financial Statement Schedule

The financial statement schedule contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Registered Public Accounting Firm is filed as a part of this Report (see page 46).

3.	Exhibits

The exhibits listed in the accompanying Index to exhibits are filed as a part of this Annual Report (see page 83).

MEDIANEWS GROUP, INC.

Index to Consolidated Financial Statements and Schedule
Covered by Report of Independent Registered Public Accounting Firm

     The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 15(a)(1) are listed below:

     The following financial statement schedule of the registrant and its subsidiaries required to be included in Item 15(a)(2) is listed below:

Schedule II Valuation and Qualifying Accounts	86

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
MediaNews Group, Inc.

     We have audited the accompanying consolidated balance sheets of MediaNews Group, Inc. and subsidiaries as of June 30, 2005 and 2004 (as restated), and the related consolidated statements of operations, statements of changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2005 (as restated). Our audits also included the financial statement schedule listed in the accompanying index to consolidated financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaNews Group, Inc. and subsidiaries at June 30, 2005 and 2004 (as restated), and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 15 to the consolidated financial statements, the Company restated its consolidated balance sheet as of June 30, 2004 (as restated) and its consolidated statements of operations, statements of changes in shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2004 (as restated).

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

September 22, 2005
Denver, Colorado

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
		(As restated)
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,262	$64,736
Trade accounts receivable, less allowance for doubtful accounts of $6,901 and $7,625, at June 30, 2005 and 2004, respectively	82,284	77,877
Other receivables	5,427	4,048
Inventories of newsprint and supplies	24,248	16,526
Prepaid expenses and other assets	14,616	8,280
Income taxes receivable	2,820	1,445

TOTAL CURRENT ASSETS	133,657	172,912

PROPERTY, PLANT AND EQUIPMENT
Land	37,403	37,226
Buildings and improvements	105,352	104,993
Machinery and equipment	356,510	342,661
Construction in progress	43,602	7,110

TOTAL PROPERTY, PLANT AND EQUIPMENT	542,867	491,990
Less accumulated depreciation and amortization	(210,561)	(184,614)

NET PROPERTY, PLANT AND EQUIPMENT	332,306	307,376

OTHER ASSETS
Investment in unconsolidated JOAs	262,764	252,807
Equity investments	91,421	91,966
Subscriber accounts, less accumulated amortization of $149,397 and $134,487 at June 30, 2005 and 2004, respectively	49,543	63,980
Excess of cost over fair value of net assets acquired	392,748	382,284
Newspaper mastheads	76,662	73,436
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $31,771 and $30,745 at June 30, 2005 and 2004, respectively	5,175	5,011
Other	21,496	19,398

TOTAL OTHER ASSETS	899,809	888,882

TOTAL ASSETS	$1,365,772	$1,369,170

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
		(As restated)
	(Dollars in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$15,045	$7,180
Accrued employee compensation	34,772	33,801
Accrued interest	10,428	17,055
Other accrued liabilities	15,132	14,775
Unearned income	26,577	26,281
Current portion of long-term debt and obligations under capital leases	4,088	5,278

TOTAL CURRENT LIABILITIES	106,042	104,370

OBLIGATIONS UNDER CAPITAL LEASES	5,969	6,638

LONG-TERM DEBT	867,512	916,551

OTHER LIABILITIES	47,359	26,450

DEFERRED INCOME TAXES, NET	98,208	89,071

MINORITY INTEREST	153,633	165,084

PUTABLE COMMON STOCK	48,556	—

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,150,000 shares authorized:
2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	—	3,631
Accumulated other comprehensive loss, net of taxes:
Unrealized loss on hedging	(2,330)	(2,089)
Minimum pension liability	(31,483)	(17,887)
Retained earnings	74,304	79,349
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	38,493	61,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,365,772	$1,369,170

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2005	2004	2003
		(As restated)	(As restated)
	(Dollars in thousands, except share data)
REVENUES
Advertising	$610,060	$582,689	$570,163
Circulation	129,344	132,505	137,445
Other	39,875	38,635	30,990

TOTAL REVENUES	779,279	753,829	738,598

INCOME FROM UNCONSOLIDATED JOAS	23,291	22,207	25,227

COSTS AND EXPENSES
Cost of sales	242,653	234,784	221,888
Selling, general and administrative	382,180	366,636	346,763
Depreciation and amortization	40,598	40,742	40,553
Interest expense	49,481	57,036	64,252
Other (income) expense, net	8,669	17,365	19,534

TOTAL COSTS AND EXPENSES	723,581	716,563	692,990

EQUITY INVESTMENT INCOME, NET	10,201	9,485	3,709

GAIN ON SALE OF NEWSPAPER PROPERTIES	114	6,982	28,797

MINORITY INTEREST	(29,334)	(32,237)	(34,088)

INCOME BEFORE INCOME TAXES	59,970	43,703	69,253
INCOME TAX EXPENSE	(20,090)	(16,966)	(30,941)

NET INCOME	$39,880	$26,737	$38,312

NET INCOME PER COMMON SHARE:
Net income per common share	$17.35	$11.63	$16.67

Weighted average number of shares outstanding	2,298,346	2,298,346	2,298,346

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
		Additional	Other		Common	Total
	Common	Paid-In	Comprehensive	Retained	Stock in	Shareholders'
	Stock	Capital	Loss	Earnings	Treasury	Equity
	(Dollars in thousands)
BALANCE AT JUNE 30, 2002, as previously reported	$2	$3,631	$(14,030)	$36,898	$(2,000)	$24,501
Restatement adjustments from prior periods, net	—	—	—	(22,598)	—	(22,598)

BALANCE AT JUNE 30, 2002, as restated	2	3,631	(14,030)	14,300	(2,000)	1,903
Comprehensive income:
Unrealized gain on hedging activities, net of tax expense of $1,075.	—	—	1,548	—	—	1,548
Unrealized loss on hedging activities, reclassified to earnings, net of tax benefit of $348	—	—	669	—	—	669
Minimum pension liability adjustment, net of tax benefit of $5,600	—	—	(7,538)	—	—	(7,538)
Net income	—	—	—	38,312	—	38,312

Comprehensive income						32,991

BALANCE AT JUNE 30, 2003, as restated	2	3,631	(19,351)	52,612	(2,000)	34,894
Comprehensive income:
Unrealized gain on hedging activities, net of tax expense of $194	—	—	291	—	—	291
Unrealized loss on hedging activities, reclassified to earnings, net of tax benefit of $1,300	—	—	1,884	—	—	1,884
Minimum pension liability adjustment, net of tax benefit of $1,867	—	—	(2,800)	—	—	(2,800)
Net income	—	—	—	26,737	—	26,737

Comprehensive income						26,112

BALANCE AT JUNE 30, 2004, as restated	2	3,631	(19,976)	79,349	(2,000)	61,006
Adjustment for putable common stock	—	(3,631)	—	(44,925)	—	(48,556)
Comprehensive income:
Unrealized loss on hedging activities, net of tax benefit of $426	—	—	(697)	—	—	(697)
Unrealized loss on hedging activities, reclassified to earnings, net of tax benefit of $348	—	—	456	—	—	456
Minimum pension liability adjustment, net of tax benefit of $10,168	—	—	(13,596)	—	—	(13,596)
Net income	—	—	—	39,880	—	39,880

Comprehensive income						(26,043)

BALANCE AT JUNE 30, 2005	$2	$—	$(33,813)	$74,304	$(2,000)	$38,493

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2005	2004	2003
		(As restated)	(As restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,880	$26,737	$38,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,834	25,554	23,771
Amortization	18,953	19,584	20,914
Loss on early extinguishment of debt	9,236	9,292	—
Net loss (gain), on sale of newspaper assets	437	(6,931)	(30,018)
Impairment loss	—	—	5,715
Provision for losses on accounts receivable	8,065	7,405	9,632
Amortization of debt discount	1,051	934	1,231
Minority interest	29,334	32,237	34,088
Distributions paid to minority interest	(28,167)	(36,176)	(38,765)
Proportionate share of net income from unconsolidated JOAs	(71,878)	(69,204)	(68,638)
Distributions from unconsolidated JOAs	87,409	75,204	83,621
Equity investment income, net	(10,201)	(9,485)	(3,709)
Deferred income tax expense	17,728	16,387	29,276
Change in defined benefit plan liabilities, net of cash contributions	1,463	1,082	31
Change in estimated option repurchase price	(5,306)	(3,491)	5,993
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	804	3,184	1,017
Unrealized (gain) loss on swaps	—	2,968	(1,158)
Change in operating assets and liabilities:
Accounts receivable	(13,356)	(6,446)	(7,583)
Inventories	(7,632)	(2,113)	(3,665)
Prepaid expenses and other assets	(4,301)	808	2,910
Accounts payable and accrued liabilities	6,374	(7,485)	1,339
Unearned income	173	1,341	(401)
Change in other assets and liabilities, net	(6,936)	(6,231)	(1,219)

NET CASH FLOWS FROM OPERATING ACTIVITIES	98,964	75,155	102,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from equity investments	10,997	10,638	4,360
Investments in equity investments	(250)	(50)	(1,592)
Proceeds from the sale of newspapers and other assets	483	56,733	1,314
Business acquisitions, net of cash acquired	(58,607)	(50,072)	(53,006)
Cash contributed by partners for business acquisitions	—	—	24,178
Capital expenditures	(51,312)	(36,483)	(20,669)

NET CASH FLOWS FROM INVESTING ACTIVITIES	(98,689)	(19,234)	(45,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of issuance costs	464,250	523,983	113,143
Reduction of long-term debt and other liabilities	(516,375)	(509,046)	(169,108)
Repurchase premiums and related costs associated with long-term debt.	(8,624)	(9,465)	—

NET CASH FLOWS FROM FINANCING ACTIVITIES	(60,749)	5,472	(55,965)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,474)	61,393	1,314
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	64,736	3,343	2,029

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,262	$64,736	$3,343

See notes to consolidated financial statements

MEDIANEWS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

     MediaNews Group, Inc. (“MediaNews” or the “Company”), through its subsidiaries, publishes daily and non-daily newspapers serving markets in nine states. The Company also owns four radio stations and one television station; the combined revenues of these non-newspaper operations comprise approximately 1.0% of the Company’s consolidated revenue and are not considered significant to the Company’s operations.

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

Principles of Consolidation

     All significant intercompany accounts have been eliminated.

Reclassifications

     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.

Joint Operating Agencies

     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each of the individual newspapers, which are a party to a joint operating agreement, continue to be separate and outside of a JOA. As of June 30, 2005, the Company, through its subsidiaries, York Newspapers, Inc., Kearns-Tribune, LLC, and The Denver Post Corporation, participates in JOAs in York, Pennsylvania, Salt Lake City, Utah, and Denver, Colorado, respectively. The editorial and related expenses of The Denver Post and The Salt Lake Tribune, are incurred by the Company outside the related JOA. The Company controls the York JOA prior and subsequent to the 2004 restructuring and, accordingly, consolidates its results, as well as those of the York Dispatch. However, the editorial costs associated with the York Daily Record, the other newspaper in the York JOA, were not included in the Company’s results prior to May 1, 2004, because, until then, the newspaper was not owned by MediaNews. The Company also owned a 50% interest in a JOA in Charleston, West Virginia through May 7, 2004. The Charleston JOA, accounted for and paid the editorial expenses for both newspapers within the JOA. See Note 3: Joint Operating Agencies regarding the restructuring of the York and Charleston JOAs in fiscal year 2004.

     The operating results from the Company’s unconsolidated JOAs are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	The Company’s proportionate share of net income from JOAs,

•	The amortization of subscriber lists created by the original purchase, as the subscriber lists are attributable to the Company’s earnings in the JOAs, and

•	Editorial costs, miscellaneous revenue received outside of the JOA, and other charges incurred by the Company’s consolidated subsidiaries directly attributable to the JOAs providing editorial content and news for the Company’s newspapers party to the JOAs.

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

Investments

     The Company has made the following strategic investments, which are accounted for under the equity method (for those investments in which the Company has less than 20% ownership, the Company accounts for these under the equity method as the Company has seats on the board and, therefore, has significant influence and ties to the entity beyond the Company’s invested capital):

•	PowerOne Media, LLC, a company that provides software tools and hosts classified advertising for daily and weekly newspapers throughout the United States (16% ownership interest),

•	CIPS Marketing Group, Inc., a total market coverage delivery service in Los Angeles (50% ownership interest),

•	Gallup Independent Company, publisher of the Gallup Independent in Gallup, New Mexico (approximately 38% ownership interest),

•	Ponderay Newsprint Company, a minority investment in a newsprint mill held by the Company’s subsidiary, Kearns-Tribune, LLC. In addition to its investment, the Company is guarantor for 6.0% of up to $125.0 million in long-term debt owed by Ponderay and due on April 12, 2006 (6.0% ownership interest and one seat on the board). The Company has no amounts related to the guarantee recorded in its financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure

Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The guarantee arose from Ponderay’s April 12, 2000 amended and restated credit agreement that replaced a previous credit facility which had been used to finance the construction of its newsprint mill. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time the Company could be liable for its portion of the guarantee. At June 30, 2005, the Company’s share of the guarantee is $3.7 million. The debt is collateralized by a deed of trust on Ponderay’s real property and a mortgage on all of Ponderay’s other assets, and

•	Texas-New Mexico Newspapers Partnership, a minority investment in this partnership, which was formed on March 3, 2003 (33.8% ownership interest). See Note 5: Acquisitions, Dispositions and Other Transactions for further discussion.

•	BIAS Media LLP, formed in 2005 to publish a free entertainment publication in Denver, Colorado and to operate a related Web site (50% ownership interest).

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

Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets under the FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under the standard, excess of cost over fair value of net assets acquired (goodwill) and other indefinite life intangibles (primarily mastheads) are not amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their estimated useful lives. Subscriber accounts are amortized using the straight-line method over periods ranging from 8 to 15 years with a weighted average remaining life based on the date of acquisitions of approximately 8 years. Other finite lived intangibles are being amortized over periods not exceeding 10 years.

     As a result of an indicator of impairment identified at the Company’s subsidiary, Alaska Broadcasting Company, during fiscal year 2003, the Company tested the related carrying value of goodwill for impairment under SFAS No. 142. Based on the Company’s evaluation, all of the recorded goodwill was determined to be impaired. As a result, a write down of $1.8 million was recorded in other (income) expense, net during the fiscal year ended June 30, 2003. In addition, as required by SFAS No. 142, the Company performed an annual impairment test for goodwill and mastheads as of July 1, 2004 and July 1, 2005. There was no impairment of intangible assets noted as a result of these tests. Another impairment test will be performed July 1, 2006, unless unexpected events or circumstances arise that require the Company to test for impairment sooner.

     Estimated amortization expense for the next five years is as follows at June 30, 2005 (in thousands):

2006	$14,101
2007	11,220
2008	7,599
2009	4,486
2010	3,750

Long-Lived Assets

     FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The carrying value of long-lived assets is reviewed annually. If, at any time, the facts or circumstances at any of the Company’s individual newspaper or other operations indicate the impairment of long-lived asset values as a result of a continual decline in performance or as a result of fundamental changes in a market, a determination is made as to whether the carrying value of the long-lived assets exceeds estimated realizable value. For purposes of this determination, estimated realizable value is evaluated based on values placed on comparable assets, generally based on a multiple of revenue and/or operating profit (revenues less cost of sales and selling, general and administrative expenses); however, other valuation methods may be used. As a result of an indicator of impairment identified at one of the properties of the California Newspapers Partnership, the Company determined that at June 30, 2003 the carrying value of an operating facility exceeded estimated realizable value based on the expected proceeds from the impending sale of the related assets. Accordingly, an impairment loss of $3.9 million was recorded in other (income) expense, net for the year ended June 30, 2003 to adjust the long-lived assets to the estimated realizable value of $2.0 million. The long-lived asset was sold during fiscal year 2004 and the amount for which it sold did not materially differ from the adjusted net book value.

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

Disclosures about Segments of an Enterprise and Related Information

     The Company conducts business in one reporting segment and determines its reporting segment based on the individual operations that the chief operating decision maker reviews for purposes of assessing performance and making operating decisions. The individual operations have been aggregated into one segment because management believes they have similar economic characteristics, products, services, customers, production processes and distribution methods. The Company believes that aggregating the operations into one segment helps users understand the Company’s performance and assess its prospects. The Company’s newspaper operations, individually and in the aggregate, generally trend in the same direction because they are impacted by the same economic trends. The newspapers’ operating performance are most affected by newsprint prices and the health of the national economy, particularly conditions within the retail, employment, real estate and automotive markets. While an individual newspaper may perform better or worse than the Company’s newspapers as a whole due to specific conditions at that newspaper or within its local economy, such variances generally do not significantly affect the overall year over year performance comparisons of the Company.

     While the Company, in addition to its newspapers, operates four radio stations and one television station, these non-newspaper operations are not significant to the Company’s operations as they comprise approximately 1.0% of our consolidated revenue.

Comprehensive Income

     Under FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the Company’s newsprint and interest rate swap agreements on its variable rate debt were recorded at fair value and changes in the value of such contracts, net of income taxes, were reported in comprehensive income. As of June 30, 2005 and 2004, the Company had no outstanding newsprint or interest rate swap agreements; however, amounts related to terminated newsprint swap agreements remained in other comprehensive income at June 30, 2004 due to the Company’s determination that the hedges became ineffective prior to the expiration of the original term of the agreements. The amounts in accumulated other comprehensive loss related to these ineffective hedges were being amortized and charged to other (income) expense, net over the remainder of the original terms of the agreements as the forecasted transactions originally contemplated in the hedging agreements continued to be probable of occurring. At June 30, 2005, only amounts related to one of the terminated newsprint swap agreements remain in other comprehensive income. Also included in comprehensive income are the changes in fair value of interest rate swap agreements at one of the Company’s unconsolidated JOAs. See Note 10: Hedging Activities for further discussion. Comprehensive income for the Company also includes a minimum pension liability adjustment related to two of the Company’s pension plans and a pension plan at one of the Company’s unconsolidated JOAs. See Note 8: Employee Benefit Plans for further discussion. For purposes of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes.

Dividends

     The Company has not paid a dividend on its common stock and does not currently plan to pay cash dividends on its common stock. In addition, the Company’s long-term debt agreements contain covenants which, among other things, limit the Company’s ability to pay dividends to its shareholders.

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

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Two of the Company’s subsidiaries and the corporate entity have postretirement benefit plans which offer a prescription drug benefit and therefore under FASB SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the plans’ accumulated postretirement benefit obligations would be required to be remeasured as a result of the Act. However, on January 12, 2004, the FASB issued a FASB Staff Position on SFAS No. 106 (“FSP-SFAS No. 106-1”) which permitted sponsors to make a one-time election to defer accounting for the effects of the Act and the disclosures related to the plans required by FASB SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (see further discussion which follows), until authoritative guidance on the accounting for the federal subsidy is issued or until certain other events that would require remeasurement occur at which time accounting for the Act’s effects on the plans would be required. At that time, the Company elected to defer accounting for the effects of the Act under FSP-SFAS No. 106-1. In May 2004, the FASB issued FSP-SFAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP-SFAS No. 106-1, and provides authoritative guidance on the accounting for the Act and is effective for the interim or annual period beginning after June 15, 2004, which for the Company is July 1, 2005. In accordance with FSP-SFAS No. 106-2, the Company has concluded that the Act is not significant to the Company’s postretirement benefit plans; therefore, the effects of the Act were incorporated in the June 30, 2005 measurement of plan obligations.

Note 3: Joint Operating Agencies

     The Company through its wholly-owned subsidiary, The Denver Post Corporation, owns the masthead of The Denver Post and a 50% interest in the Denver Newspaper Agency (“DNA” or the “Denver JOA”), a partnership which publishes The Denver Post and the Rocky Mountain News, under the terms of a JOA agreement. DNA is the managing entity of the JOA agreement between The Denver Post Corporation and E.W. Scripps Company (owner of the Rocky Mountain News). Under the terms of the JOA agreement, DNA is responsible for performing all the business functions of The Denver Post and the Rocky Mountain News, including advertising and circulation sales, production and distribution. News and editorial costs related to The Denver Post are incurred outside of the Denver JOA and are the sole responsibility of the Company. Conversely, E.W. Scripps Company is solely responsible for the news and editorial costs of the Rocky Mountain News. In addition to the Company’s proportionate share of income from DNA, the editorial costs, miscellaneous revenues outside of the JOA, depreciation of editorial assets owned outside of the JOA, and other direct costs of The Denver Post are included in the line item “Income from Unconsolidated JOAs.” The Denver JOA agreement expires in 2051, unless otherwise extended.

     The Company, through its wholly-owned subsidiary, Kearns-Tribune, LLC, owns the masthead of The Salt Lake Tribune and a 50% ownership interest in the Newspaper Agency Corporation (the “Salt Lake City JOA”). The Salt Lake City JOA is the managing entity of the JOA agreement between Kearns-Tribune, LLC and the Deseret News Publishing Company (owner of the Deseret Morning News). Under the terms of this JOA agreement, the Salt Lake City JOA is responsible for performing all the business functions of The Salt Lake Tribune and the Deseret Morning News, including advertising and circulation sales, production and distribution; however, the Salt Lake City JOA does not own any of the fixed assets used in its operations. Instead, each partner owns the fixed assets used in the operations of the Salt Lake City JOA as tenants in common. News and editorial costs related to The Salt Lake Tribune are incurred outside of the Salt Lake City JOA and are the sole responsibility of Kearns-Tribune, LLC. Conversely, Deseret News Publishing Company is solely responsible for the news and editorial costs of the Deseret Morning News. While Kearns-Tribune, LLC owns 50% of the Salt Lake City JOA, net income of the Salt Lake City JOA is distributed 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company principally because The Salt Lake Tribune has greater circulation than the Deseret Morning News and, therefore, is responsible for a greater portion of the operating cash flows generated by the Salt Lake City JOA. The Company records its proportionate share of the results of the Salt Lake City JOA along with the operations of Kearns-Tribune, LLC, consisting principally of editorial costs, miscellaneous revenues outside of the JOA, amortization of intangibles, depreciation of fixed assets, and other direct costs of The Salt Lake Tribune, in the line item “Income from Unconsolidated JOAs.” The Salt Lake City JOA expires in 2016, unless otherwise extended.

     Prior to May 7, 2004, the Company, through its wholly-owned subsidiary, Charleston Publishing Company, owned the masthead of the Charleston Daily Mail and a 50% interest in Charleston Newspapers (the “Charleston JOA”), which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening) six days a week and the Sunday Gazette-Mail, under the terms of a JOA agreement. The managerial responsibility for the news and editorial functions was completely separate from the JOA; accordingly, the Company was responsible for the news and editorial content of the Charleston Daily Mail. However, related editorial expenses were incurred and paid within the Charleston JOA. As a result, all editorial expenses of the three Charleston JOA publications were included in the Company’s proportionate share of income from Charleston Newspapers, which is included in Income from Unconsolidated JOAs. Amortization of intangibles and other direct costs associated with the JOA incurred by Charleston Publishing Company were also included in Income from Unconsolidated JOAs. On May 7, 2004, the Company restructured its ownership interest in the Charleston JOA. In exchange for $55.0 million in cash (less a net adjustment of approximately $3.5 million for 50% of Charleston Newspapers’ working capital, long-term employee benefit liabilities and long-term debt) and a limited partnership interest in a newly formed entity (Charleston Newspapers Holdings, L.P.), the Company contributed its general partnership interest in Charleston Newspapers and the masthead of the Charleston Daily Mail to Charleston Newspapers Holdings, L.P. In addition, in conjunction with the restructuring, the Company agreed to continue to be responsible for the news and editorial content of the Charleston Daily Mail. Under its agreement with Charleston Newspapers Holdings, L.P., the Company is reimbursed for the cost of providing the news and editorial content of the Charleston Daily Mail and is paid a management fee. The Company’s limited partnership interest does not entitle the Company to any share of the profits or losses of the limited partnership. As a result of the restructuring transaction, the Company recorded a pre-tax gain of approximately $8.0 million in its fourth quarter of fiscal year 2004 and wrote off $10.6 million of net intangible assets.

     Prior to May 1, 2004, the Company, through its wholly-owned subsidiary, York Newspapers, Inc. (“YNI”), owned the masthead of The York Dispatch, a daily evening newspaper, the York Sunday News, as well as a 57.5% interest in The York Newspaper Company (the York JOA). York Daily Record, Inc. (“YDR”) owned the remaining 42.5% in the York JOA and the masthead of the York Daily Record. Under the terms of the York JOA agreement, the York JOA was responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration, of The York Dispatch, the York Daily Record, a daily morning newspaper, and the York Sunday News. Because YNI had the controlling interest and was the controlling partner of the York JOA, the operations of the JOA were consolidated with those of the Company, with a minority interest reflected for YDR’s interest in the York JOA. Prior to May 1, 2004, the operating results of the York JOA did not include the editorial costs associated with the publication of the York Daily Record since the Company did not own the newspaper and the costs were incurred outside of the JOA. Effective April 30, 2004, the Company restructured its interest in the York JOA through the exercise of its call option to acquire the remaining 42.5% interest in The York Newspaper Company and the masthead of the York Daily Record for approximately $38.3 million. As a result of the option exercise and the restructuring of the York JOA, the Company became responsible for the news and editorial content of the York Daily Record and an affiliate of YDR became responsible for providing the news and editorial content for The York Dispatch. However, the Company still owns the masthead and all other tangible and intangible assets of The York Dispatch. Under the restructured JOA, the Company is entitled to all of the profits and losses of the York JOA and reimburses the affiliate of the former partner for the cost of providing editorial and news content in The York Dispatch plus a management fee of $240,000 per year, indexed for inflation. The transaction was accounted for under the purchase method of accounting. Approximately $4.6 million of the $38.3 million transaction price was attributable to purchasing the remaining minority interest in The York Newspaper Company, $5.3 million was attributable to identifiable intangible assets ($3.2 million of which was related to the York Daily Record masthead; the remainder was associated with subscriber and advertiser lists) and $28.4 million was recorded as goodwill.

     The following tables present the summarized results for the fiscal years ended June 30, 2005, 2004 and 2003 of the Company’s unconsolidated JOAs, on a combined basis, along with related balance sheet data at June 30, 2005 and 2004. The Salt Lake City JOA data has been presented separately because, as of June 30, 2005, it is a significant investee of the Company as determined in accordance with Rule 3-09 of Regulation S-X. Beginning in fiscal year 2005, The Denver JOA data is no longer combined with the Charleston JOA data as a result of the May 2004 Charleston JOA restructuring. The fiscal year 2004 and 2003 income statement data combines the Denver JOA and the Charleston JOA in the column “Other Unconsolidated JOAs.” The Salt Lake City JOA, Denver JOA and Other Unconsolidated JOA information is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The editorial costs, miscellaneous revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004, the Charleston Daily Mail are included in the line “Associated Revenues and Expenses.” The 20% minority interest associated with The Denver Post through June 10, 2005 has not been reflected in the following tables.

	Year Ended June 30, 2005
				Total Income
			Associated	from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$146,904	$433,183	$527

Cost of sales	32,440	134,488	33,744
Selling, general and administrative	53,638	204,792	11,069
Depreciation and amortization	—	18,468	4,189
Other	2,485	(341)	112

Total costs and expenses	88,563	357,407	49,114

Net income	58,341	75,776	(48,587)
Partners’ share of income from unconsolidated JOAs	(24,351)	(37,888)	—

Income from unconsolidated JOAs	$33,990	$37,888	$(48,587)	$23,291

	Year Ended June 30, 2004
				Total Income
		Other	Associated	from
	Salt Lake	Unconsolidated	Revenues and	Unconsolidated
	City JOA	JOAs	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$139,673	$459,102	$560

Cost of sales	31,650	145,895	32,911
Selling, general and administrative	53,482	212,446	10,001
Depreciation and amortization	—	21,630	4,396
Other	214	4,103	249

Total costs and expenses	85,346	384,074	47,557

Net income	54,327	75,028	(46,997)
Partners’ share of income from unconsolidated JOAs	(22,637)	(37,514)	—

Income from unconsolidated JOAs	$31,690	$37,514	$(46,997)	$22,207

	Year Ended June 30, 2003
				Total Income
		Other	Associated	from
	Salt Lake	Unconsolidated	Revenues and	Unconsolidated
	City JOA	JOAs	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$128,636	$458,068	$690

Cost of sales	29,620	151,926	31,523
Selling, general and administrative	46,672	207,914	8,393
Depreciation and amortization	—	23,361	4,132
Other	65	196	53
Gain on sale of assets	—	(1,715)	—

Total costs and expenses	76,357	381,682	44,101

Net income	52,279	76,386	(43,411)
Partners’ share of income from unconsolidated JOAs	(21,834)	(38,193)	—

Income from unconsolidated JOAs	$30,445	$38,193	$(43,411)	$25,227

	June 30, 2005		June 30, 2004
	Salt Lake		Salt Lake
	City JOA	Denver JOA	City JOA	Denver JOA
	(Dollars in thousands)
Balance Sheet Data:
Current assets	$20,349	$67,467	$18,021	$67,602
Non-current assets	10,825	151,737	20,240	175,452
Current liabilities	25,686	51,533	22,464	42,710
Non-current liabilities	7,124	18,963	7,017	13,677

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

     At the formation of CNP, the Company also contributed long-term debt with a remaining balance of $6.6 million to the partnership. However, in accordance with the partnership agreement, the Company remains liable for the contributed debt. All principal and interest payments associated with this debt are charged to the MediaNews capital account of CNP as a distribution. Approximately $0.8 million, $1.0 million and $2.1 million of principal and interest payments were made in fiscal years 2005, 2004 and 2003, respectively, by CNP on behalf of the Company.

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

     SMG has a separate right to require CNP to purchase its interest in the partnership at fair market value anytime after January 1, 2005. Upon notification of the exercise of this right and obtaining a valuation of the partnership interest, CNP has two years to complete the purchase. The Company is not currently aware of any intentions on the part of SMG to exercise its put.

     The minority interest liability reflects the fair market value of the net assets at the time they were contributed to CNP by SMG and Gannett, plus the minority partners’ share of earnings, net of distributions since inception. CNP made cash distributions to the Company in the amount of $33.4 million, $34.5 million and $35.3 million in fiscal years 2005, 2004 and 2003, respectively.

Note 5: Acquisitions, Dispositions and Other Transactions

Acquisitions

Fiscal Year 2005

     On January 4, 2005, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased all of the outstanding common stock of Diversified Suburban Newspapers, Inc. (“Diversified”), the publisher of The Park Record, in Park City, Utah. The Singleton Family Revocable Trust owned 50% of the outstanding stock of Diversified at the time of purchase. The purchase price was approximately $8.0 million (plus transaction costs of $0.2 million), subject to adjustment to reflect final working capital balances. The Company has preliminarily attributed the purchase price as follows: $0.8 million tangible assets (primarily fixed assets), $3.6 million identifiable intangible assets ($2.0 million, masthead; $0.4 million, subscriber list; $1.2 million, advertiser list) and $3.8 million was recorded as goodwill. An additional $1.7 million of goodwill was recorded as the offset to the deferred tax liability established in association with the difference between the book and tax basis in the Diversified common stock at the date of the transaction. The Company received a fairness opinion on the purchase price. The transaction was unanimously approved by the disinterested directors of the Company.

     The Singleton Family Revocable Trust holds 254,858.99 shares of the Company’s Class A Common Stock, representing 11.09% of total shares of Class A Common Stock outstanding. Mr. William Dean Singleton, Vice Chairman, Chief Executive Officer and a director of the Company and Mr. Howell Begle, Assistant Secretary, General Counsel and a director of the Company, are trustees of The Singleton Family Revocable Trust. Mr. Singleton is a beneficiary of The Singleton Family Revocable Trust.

     During fiscal year 2005, the Company purchased several small weekly publications in its existing newspaper markets for an aggregate purchase price of approximately $2.1 million. The estimated fair market value of assets acquired reflects management’s current best estimate and is subject to change in the final allocation of the purchase price.

Fiscal Year 2004

     In May 2004, the Company restructured its interest in the York JOA and acquired the masthead and the other identifiable intangible assets of the York Daily Record as discussed in Note 3: Joint Operating Agencies.

     In January 2004, the Company purchased two weekly newspapers; the Grunion Gazette and Downtown Gazette, both published in Long Beach, California for $9.3 million. Approximately $0.2 million of the purchase price was attributable to tangible assets, $2.5 million was attributable to identifiable intangible assets and $6.6 million was recorded as goodwill. The Company also owns and operates the Press-Telegram, a daily newspaper published in Long Beach.

Fiscal Year 2003

     Effective January 31, 2003, CNP acquired substantially all of the operating assets used in the publication of the Paradise Post, a newspaper published three times weekly in Paradise, California, plus related publications and a large commercial printing business. The purchase price of approximately $13.0 million consisted of $11.75 million of cash and estimated transaction costs, net of working capital, plus future payments under covenants not to compete with a discounted value of approximately $1.2 million. Contributions from the CNP partners were used to fund the acquisition. The Company’s cash portion of the acquisition was approximately $6.4 million and was funded with borrowings under the Company’s bank credit facility. Approximately $7.2 million of the purchase price was attributable to tangible assets (primarily fixed assets), $1.3 million was attributable to identifiable intangible assets ($0.1 million, subscriber lists; $1.2 million, covenants not to compete) and $4.5 million was recorded as goodwill. Paradise is in close proximity to the Company’s newspaper operations in Chico, California.

     Effective October 1, 2002, CNP acquired substantially all of the operating assets used in the publication of the Original Apartment Magazine, a free distribution apartment rental magazine. The Original Apartment Magazine is published every two weeks in three different zones: Los Angeles/San Fernando, Orange County, and the Inland Empire and had monthly distribution of approximately 296,000 copies at the date of acquisition. The purchase price was $10.0 million, plus an additional earnout of up to $6.0 million dependent on future operating performance. Contributions from the partners in CNP were used to fund the acquisition. The Company’s cash portion of the acquisition was $5.4 million and was funded with borrowings under the Company’s bank credit facility. Approximately $0.3 million of the purchase price was attributable to tangible assets (primarily fixed assets), $3.5 million was attributable to identifiable intangible assets ($1.0 million, mastheads; $2.3 million, subscriber lists; $0.2 million, covenants not to compete) and $6.2 million was recorded as goodwill. Effective September 30, 2004 and 2003, the seller earned $2.6 million and $2.3 million, respectively, of the potential earnout which was paid in November 2004 and 2003. The earnout payments were recorded as adjustments to goodwill. The 2004 payment reflects the final payment to be made under the earnout agreement. The seller had a separate consulting agreement with the Company, which ended in August 2005. The Original Apartment Magazine is operated in conjunction with the Los Angeles Newspaper Group.

     Effective October 1, 2002, CNP acquired substantially all of the operating assets used in the publication of The Reporter, a morning daily newspaper and Valu-Pack, a total market coverage product, both published in Vacaville, California. At the date of purchase, the newspaper had daily and Sunday paid circulation of approximately 18,000 and 20,000, respectively. The purchase price of $30.9 million included $30.0 million of cash and estimated transaction costs, net of working capital, plus future payments under a covenant not to compete with a discounted value of $0.9 million. Contributions from the CNP partners were used to fund the acquisition. The Company’s cash portion of the acquisition was $16.3 million and was funded with borrowings under the Company’s bank credit facility. Approximately $3.5 million of the purchase price was attributable to tangible assets (primarily fixed assets), $6.8 million was attributable to identifiable intangible assets ($0.8 million, mastheads; $5.1 million, subscriber lists; $0.9 million, covenants not to compete) and $20.6 million was recorded as goodwill. Vacaville is in close proximity to the Company’s newspaper operations in Vallejo and the Alameda Newspapers Group, in California.

Dispositions

Fiscal Year 2005

     There were no dispositions in fiscal year 2005.

Fiscal Year 2004

     In May 2004, MediaNews restructured its interests in the Charleston JOA as discussed in Note 3: Joint Operating Agencies.

Fiscal Year 2003

     There were no dispositions in fiscal year 2003.

Other Transactions

Fiscal Year 2005

     On June 10, 2005, the Company acquired for approximately $45.9 million the remaining 20% of The Denver Post Corporation which it did not own. The Company is in the process of determining its final allocation of the purchase price of the minority interest.

Fiscal Year 2004

     The Company’s subsidiary, Alaska Broadcasting Company (or “ABC”), owns the license rights to KTVA, an Anchorage, Alaska affiliate of CBS Broadcasting. Until September 30, 2004, ABC participated, and was the manager, in a Joint Sales Agreement (or “JSA”) with KTBY, an affiliate of Fox Broadcasting, owned by Piedmont Television Holdings LLC (or “Piedmont”). By the terms of the JSA and a shared services agreement, ABC performed certain production, sales and administrative functions of both stations. Responsibility for programming at the individual stations was separate and remained with the respective licensees.

     The Company also entered into an agreement to purchase the KTBY license and all the operating assets of KTBY from Piedmont for $4.5 million and had paid $1.0 million of the purchase price into an escrow account. The purchase of the KTBY license was subject to FCC (Federal Communications Commission) approval. Effective September 30, 2004, the Company elected not to extend the JSA and purchase agreement, and as a result, the agreements were terminated. Upon the termination of the purchase agreement, the $1.0 million in escrow was forfeited to Piedmont. The escrow deposit was written-off along with $0.1 million of other prepaid acquisition costs as of June 30, 2004.

     The termination of the JSA has not had a material impact on operations or the carrying value of the assets and liabilities of ABC.

Fiscal Year 2003

     Effective March 3, 2003, MediaNews and Gannett Co., Inc. (“Gannett”) formed the Texas-New Mexico Newspapers Partnership. MediaNews contributed substantially all the assets and operating liabilities of the Las Cruces Sun-News, The Daily Times (Farmington), Carlsbad Current-Argus, Alamogordo Daily News, and The Deming Highlight, as well as all the weekly and other publications published by these daily newspapers, in exchange for a 33.8% interest in the Texas-New Mexico Newspapers Partnership. Gannett contributed the El Paso Times, located in El Paso, Texas, in exchange for its 66.2% controlling partnership interest. As a result, effective March 3, 2003, MediaNews no longer consolidates the operations of the entities it contributed to the partnership and began accounting for its share of the operations of the Texas-New Mexico Newspapers Partnership under the equity method of accounting. The formation of the partnership was a non-monetary transaction. The Company’s contribution to the Texas-New Mexico Newspapers Partnership was treated as two separate, but simultaneous events: (1) a sale, whereby for accounting purposes, the Company sold to Gannett a 66.2% interest in its New Mexico properties, resulting in the Company recording a non-monetary gain of approximately $28.8 million, as restated, in fiscal year 2003 (pursuant to EITF 01-2, Interpretations of APB Opinion No. 29), and (2) the acquisition of a 33.8% interest in the partnership. Except for the non-monetary recognized gain, the formation of the Texas-New Mexico Newspapers Partnership did not have a significant impact on the Company’s results.

Note 6: Long-Term Debt

     Long-term debt consisted of the following:

		June 30,
		2005	2004
		(Dollars in thousands)
Bank Credit Facility (Revolving Portion)	(I)	$152,700	$—
Bank Term Loan A	(I)	100,000	—
Bank Term Loan B	(I)	—	248,750
Bank Term Loan C	(I)	147,263	—
Various Notes, payable through 2013	(II)	24,970	27,303
8.625% Senior Subordinated Notes, due 2011	(III)	—	199,388
6.875% Senior Subordinated Notes, due 2013	(IV)	297,712	297,513
6.375% Senior Subordinated Notes, due 2014	(V)	148,780	148,680

		871,425	921,634
Less current portion of long-term debt		(3,913)	(5,083)

		$867,512	$916,551

I.	On December 30, 2003, the Company refinanced its bank credit facility. The credit facility provided for borrowings of up to $600.0 million, consisting of a $350.0 million revolving credit facility and a $250.0 million term loan “B” facility. On August 30, 2004, the Company entered into an amendment and restatement of the December 30, 2003 bank credit facility which refinanced term loan “B” with a $100.0 million term loan “A” and a $148.8 million term loan “C.” The final maturity of the revolving credit facility is December 30, 2009. Prior to the maturity date of the revolving facility, borrowings under the revolving facility are permitted to be borrowed, repaid and reborrowed without premium or penalty (other than customary breakage costs). Amounts repaid under the term loans “A” and “C” are not available for reborrowing. The bank credit facility is guaranteed by the Company’s subsidiaries (with certain exceptions) and secured by first priority liens and security interests in all of the capital stock (or other ownership interests) of each of the Company’s and the guarantors’ subsidiaries (with certain exceptions) and its interest in the Texas-New Mexico Newspapers Partnership. The Company has pledged its interest in the Denver JOA to secure the bank credit facility (subject to certain limitations). The bank credit facility contains a number of covenants that, among other things, restrict the Company’s ability and its subsidiaries’ ability to dispose of assets, incur additional indebtedness, pay dividends or make capital contributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. In addition, the bank credit facility requires compliance with certain financial ratios, including a maximum consolidated debt to consolidated operating cash flow ratio, a maximum consolidated senior debt to consolidated operating cash flow ratio and a minimum consolidated operating cash flow to consolidated fixed charges ratio. At June 30, 2005, the Company was in compliance with all such covenants. Borrowings under the bank credit facility bear interest at rates based upon, at the Company’s option, either 1) the base rate (the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) Bank of America’s prime rate) or 2) Eurodollar rate plus a spread based on the Company’s leverage ratio. At June 30, 2005, Eurodollar borrowing margins varied from 1.125% to 2.00% and base rate borrowing margins varied from 0.125% to 1.00% on the revolver portion of the bank credit facility. At June 30, 2005, borrowing margins on the revolver portion of the bank credit facility were set at 1.75% and 0.75% for the Eurodollar and base rate borrowings, respectively. The term loan “A” bears interest at rates based upon, at the Company’s option, Eurodollar or base rates (derived from prime), plus a borrowing margin based on the Company’s leverage ratio. The Eurodollar and base rate borrowing margins on term loan “A” are set at 1.5% and 0.5%, respectively, through August 30, 2005, after which borrowings will bear interest at the Eurodollar or base rate, at the Company’s option, plus a borrowing margin based on the pricing grid used for the revolving credit facility. Term loan “A” requires quarterly principal payments as follows: $5.0 million beginning in March 2008 through December 2008; $7.5 million from March 2009 through December 2009; and $12.5 million from March 2010 through September 2010, with the remaining balance due at maturity on December 30, 2010. Term loan “C” bears interest based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin of 1.5% or 0.5%, respectively. At June 30, 2005, borrowing margins were set at 1.5% and 0.5%, respectively, for the Eurodollar and base rate borrowings. Term loan “C” requires quarterly principal payments as follows: $0.4 million beginning in September 2004 through December 2009, increasing to $35.1 million from March through September 2010, with the remaining balance due at maturity on December 30, 2010. In addition to interest, the Company pays an annual commitment fee of 0.25% to 0.375% on the unused portion of the commitment based on the Company’s leverage ratio. The annual commitment fee is currently set at 0.375%. At June 30, 2005, the Company had $188.7 million available under the credit facility for future borrowings, net of $8.6 million in outstanding letters of credit. The Company incurred debt issuance costs of $3.8 million related to the December 31, 2003 $600.0 million bank credit facility, and another $0.3 million related to the amended facility. These debt issuance costs have been capitalized as a deferred charge, and are being amortized on a straight-line basis over the term of the bank credit facility as a component of amortization expense. The Company again amended and refinanced the facility in September 2005. See Note 17: Subsequent Events for a complete discussion of the new terms of the amended and refinanced credit agreement.

II.	In connection with various acquisitions, the Company’s subsidiaries have issued notes payable to prior owners and assumed certain debt obligations. The notes payable and other debt obligations bear interest at rates ranging from 0.0% to 7.0%. The notes bearing interest at below market rates have been discounted at rates ranging from 8.5% to 12.0%, which reflects the prevailing rate at the date of acquisition. The majority of these notes and other debt obligations are unsecured obligations of the Company.

III.	In March 1999, Garden State, the predecessor issuer of MediaNews Group, Inc., issued $200.0 million of 8.625% Senior Subordinated Notes due 2011, or “8.625% Notes.” Interest accruing on the 8.625% Notes was payable semi-annually, in arrears on January 1 and July 1. On July 1, 2004, the Company repurchased all of the outstanding borrowings under the 8.625% Notes using the net proceeds of its 6.375% Notes, together with cash on hand and borrowings under the bank credit facility. The Company paid $8.6 million in premiums and related costs associated with the redemption of the 8.625% Notes. These costs along with $0.6 million of related unamortized debt discount were charged to “other (income) expense, net” in the first quarter of fiscal year 2005.

IV.	On November 25, 2003, the Company completed the sale of $300.0 million of its 6.875% Senior Subordinated Notes due 2013 (or “6.875% Notes”). The Company applied the net proceeds of $291.5 million from the sale of the 6.875% Notes and other available funds to repurchase all of its outstanding $300.0 million 8.75% Notes. Proceeds from the sale of the 6.875% Notes were reduced by an original issue discount of $2.6 million and debt issuance costs of $6.0 million. The Company reduced the principal amount of the 6.875% Notes by the amount of the original issue discount and is amortizing the discount as a component of interest expense using the effective interest method. The debt issuance costs have been capitalized as a deferred charge, and are being amortized on a straight-line basis over the term of the 6.875% Notes as a component of amortization expense. The indebtedness evidenced by the 6.875% Notes is subordinated and junior in right of payment to obligations under the bank credit facility and related term loans. No principal payments are required on the 6.875% Notes until October 1, 2013, at which time all outstanding principal and interest is due and payable. Semi-annual interest payments are due and payable on October 1 and April 1 of each year. The 6.875% Notes are general unsecured obligations of the Company ranking equal in right of payment with the 6.375% Notes.

V.	On January 26, 2004, the Company completed the sale of $150.0 million of its 6.375% Senior Subordinated Notes due 2014 (or “6.375% Notes”). The Company ultimately used the proceeds of the sale of $146.9 million to temporarily prepay all borrowings under the revolver portion of the bank credit facility. Such prepayment was reborrowed and used, along with cash on hand, to repurchase all of the Company’s $200.0 million 8.625% Notes on July 1, 2004. Proceeds from the sale of the 6.375% Notes were reduced by an original issue discount of $1.4 million and debt issuance costs of $1.8 million. The principal amount of the 6.375% Notes has been reduced by the amount of the original issuance discount, which is being amortized as a component of interest expense using the effective interest method. The debt issuance costs have been capitalized as a deferred charge and are being amortized on a straight-line basis over the term of the 6.375% Notes as a component of amortization expense. The indebtedness evidenced by the 6.375% Notes is subordinated and junior in right of payment to obligations under the new bank credit facility and related term loans. No principal payments are required until April 1, 2014, at which time all outstanding principal and interest is due and payable. Semi-annual interest payments are due and payable on January 1 and July 1 of each year. The 6.375% Notes are general unsecured obligations of the Company ranking equal in right of payment with the 6.875% Notes.

     Maturities of long-term debt for the next five fiscal years and thereafter beginning with the fiscal year ended June 30, 2005 are shown below (in thousands).

As of
June 30, 2005
2006	$3,913
2007	3,715
2008	13,510
2009	28,363
2010	265,436
Thereafter	556,488

$871,425

     Interest paid during the fiscal years ended June 30, 2005, 2004, and 2003 was approximately $55.4 million, $52.7 million, and $64.8 million, respectively. Approximately $0.7 million of interest was capitalized during fiscal year 2005. An immaterial amount of interest was capitalized during the fiscal years 2004 and 2003.

     Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company and its subsidiaries totaling approximately $8.6 million as of June 30, 2005.

     The fair market value of the 6.875% Notes and 6.375% Notes at June 30, 2005 was approximately $297.4 million and $143.8 million, respectively. The carrying value of the Company’s bank debt, which has interest rates tied to prime or the Eurodollar, approximates its fair value. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents the original issue price net of remaining original issue discounts, if applicable.

     At times, the Company has entered into interest rate swap agreements to reduce its exposure to the uncertainty of short-term interest rate fluctuations associated with its outstanding bank debt. In fiscal year 2004, the Company had swap agreements that swapped fixed-rate interest payments for variable interest rate payments based on current pricing. The Company entered into these swaps to mitigate the effects of a protracted and slow economic recovery and to take advantage of the low interest rates available under a variable rate instrument. At June 30, 2005, the Company had no outstanding interest rate swap agreements. However, during fiscal years 2004 and 2003, net settlements of the interest rate swap agreements were recorded as adjustments to interest expense. These fixed to variable interest rate swaps did not qualify for hedge accounting, and therefore, changes in their fair value were recognized in other (income) expense, net in the period of change. As a result of marking these derivative instruments to market, a loss of $3.0 million and a gain of approximately $1.2 million was recognized in other (income) expense, net for the years ended June 30, 2004 and 2003, respectively. The net cash settlements of the Company’s interest rate swap agreements had the effect of decreasing interest expense by $3.0 million and $2.6 million for the years ended June 30, 2004 and 2003.

Note 7: Leases

     The California Newspapers Partnership leases assets under capital leases. One of the capital leases was renegotiated during fiscal year 2005 resulting in an adjustment to the asset and the corresponding liability of approximately $0.5 million. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets at June 30, as follows:

	2005	2004
	(Dollars in thousands)
Building and equipment	$6,422	$6,950

Accumulated amortization	(3,688)	(3,471)

Assets under capital leases, net	$2,734	$3,479

     Amortization on capital lease assets is included with depreciation expense in the accompanying financial statements.

     The Company and its subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $8.2 million, $6.1 million and $5.2 million during fiscal years 2005, 2004, and 2003, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows at June 30, 2005:

	Capital	Operating
	Leases	Leases
	(Dollars in thousands)
2006	$842	$5,628
2007	853	4,788
2008	867	4,139
2009	867	2,967
2010	867	916
Thereafter	7,802	6,257

Total minimum lease payments	12,098	$24,695

Less amount representing interest	(5,954)

Present value of net future lease payments	$6,144

Note 8: Employee Benefit Plans

Pension and Post-Retirement Plans

     In conjunction with the fiscal year 1998 acquisitions of The Sun in Lowell, Massachusetts and the Daily News in Los Angeles, California, the Company assumed non-contributory defined benefit pension plans, which covered substantially all the employees at the acquired newspapers. Shortly after the acquisition of Daily News, the Company elected to freeze the plan assumed in conjunction with that acquisition. Accordingly, all current service cost under that plan has been terminated. Until April 1, 2005, participants in the plan assumed in conjunction with the acquisition of The Sun continued to accrue benefits associated with current services, based on years of service and estimated compensation prior to retirement. Effective April 1, 2005, the Company froze the defined benefit plan benefits and recognized a curtailment loss of approximately $0.4 million.

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

     The Company also sponsors post-retirement health care for certain former and current Kearns-Tribune, LLC employees that provided subsidized medical coverage. Effective January 1, 2005, the Company no longer provides post-retirement health care coverage for the majority of Kearns-Tribune, LLC employees retiring after that date. In conjunction with the partial freeze of this plan, the Company recognized a small curtailment loss.

     Effective July 1, 2003, the Company adopted an executive retiree medical benefit plan, which provides for full health care coverage during the retirement for the eligible participants (corporate officers). There are minimum age and years of service criteria for eligibility for benefits under this plan.

     The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the Company’s pension and other defined benefit plans as of June 30. The tables also provide the components of net periodic pension cost associated with those plans as of June 30.

	Pension Plans		Other Benefits
	2005	2004	2005	2004
	(Dollars in thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$98,188	$93,832	$5,495	$5,561
Service Cost	1,038	1,143	434	331
Interest Cost	5,927	5,688	327	326
Amendments	(720)	64	(128)	—
Actuarial Loss (Gain)	12,561	3,335	(650)	(216)
Benefits Paid	(5,812)	(5,874)	(598)	(507)

Benefit Obligation at End of Year	$111,182	$98,188	$4,880	$5,495

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$81,387	$77,944	$—	$—
Actual Return on Plan Assets	4,949	8,539	—	—
Company Contributions	2,056	778	598	507
Benefits Paid	(5,812)	(5,874)	(598)	(507)

Fair Value of Plan Assets at End of Year	$82,580	$81,387	$—	$—

Reconciliation of Funded Status
Funded Status	$(28,602)	$(16,801)	$(4,880)	$(5,495)
Unrecognized Net Loss	48,893	37,674	397	1,117
Unrecognized Prior Service Cost	3,494	4,376	(149)	—

Net Prepaid (Accrued) Cost	$23,785	$25,249	$(4,632)	$(4,378)

Assumptions as of June 30
Discount Rate	5.25%	6.25%	5.25%	6.25%
Expected Return on Plan Assets	8.0%	8.0%	N/A	N/A
Rate of Compensation Increase	3.0%	3.0%	N/A	N/A
Components of Net Periodic Cost
Service Cost	$1,038	$1,143	$434	$331
Interest Cost	5,927	5,688	326	326
Expected Return on Plan Assets	(6,369)	(7,041)	—	—
Amortization of Deferral	440	462	(6)	(2)
Recognized Net Actuarial Loss	2,040	1,608	70	93
Curtailment Loss	443	—	27	—

Net Periodic Cost	$3,519	$1,860	$851	$748

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid Benefit Cost	$—	$13,979	$—	$—
Accrued Benefit Cost	(27,545)	(16,356)	(4,632)	(4,378)
Intangible Asset	3,271	659	—	—
Accumulated Other Comprehensive Loss(1)	48,059	26,967	—	—

Net Prepaid (Accrued) Cost	$23,785	$25,249	$(4,632)	$(4,378)

Separate Disclosure for Pension Plans with Accumulated Benefit Obligation and Projected Benefit Obligation in Excess of Plan Assets
Projected Benefit Obligation	$111,182	$70,733	N/A	N/A
Accumulated Benefit Obligation	$110,124	$69,451	N/A	N/A
Fair Value of Plan Assets	$82,580	$53,094	N/A	N/A

(1)	The Company’s share of minimum pension liability at DNA (which is unconsolidated) is included as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheet; however, because the Company does not consolidate the related pension plan, the obligation has been excluded from the table. Also, accumulated other comprehensive loss as shown here differs from the accumulated other comprehensive loss as reflected in the consolidated balance sheet and consolidated statements of changes in shareholder’s equity as the consolidated statements reflect the minimum pension liability net of tax.

     The Company’s estimates of payments to beneficiaries of its pension plans and other benefits are as follows for each fiscal year ended June 30 (in thousands):

2006	$6,580
2007	6,660
2008	6,680
2009	6,760
2010	6,760
2011 — 2015	35,990

     The Company’s pension plan allocations at June 30 were as follows:

	Target	Plan Assets
	Allocations	Years Ended June 30,
	2006	2005	2004
Asset Category:
Equity securities.	70.0%	66.5%	62.9%
Debt securities	20.0	29.3	35.2
Other	10.0	4.2	1.9

Total	100.0%	100.0%	100.0%

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

     The assumptions used in determining the Company’s pension and postretirement benefit obligation can differ from the actual results. As a result of these differences, as well as other external economic factors, the assumptions used are periodically revised and updated. The differences between actual and assumed experience, and the related changes in assumptions, give rise to actuarial gains and losses in the preceding table, which are recognized over the expected service period of active participants. The majority of the current year differences are related to the Company lowering the discount rate used, which increased the minimum pension liability that is reflected in other comprehensive income. The discount rate used to determine the Company’s future pension obligations is based upon an index of securities with various maturities rated Aa or better as of the respective measurement dates. The increase in compensation levels assumption is based on actual past experience and near-term outlook. The expected long-term rate of return on plan assets is based upon the weighted average expected rate of return and capital market forecasts for each asset class employed.

     The Company expects to contribute approximately $2.5 million to $3.0 million to its defined benefit pension plans in fiscal year 2006.

     Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage Point
	Point Increase	Decrease
Effect on total of service and interest cost components	$104,000	$85,000
Effect on postretirement benefit obligation	$456,000	$374,000

     The July 1, 2005 assumed trend rate for the increases in health care costs for its post-retirement plans was 9% trending down over four years to an ultimate rate of 5%. The Company’s policy is to fund the cost of providing postretirement health care and life insurance benefits when they are entitled to be received.

Deferred Compensation Plan

     The Company sponsors several deferred compensation plans, which are offered to certain employees (principally corporate officers, newspaper publishers and operational executives). The plans allow participants to defer a portion of their compensation, including bonuses on a pre-tax basis. Participants in one plan are eligible for a Company match based on their deferrals into the plan, while participants of another plan are eligible for a discretionary Company contribution award based on operating results. The Company match and discretionary awards are subject to vesting, over a period of ten years from the date of participation in the plans. No vesting occurs until the participant has completed three or five full years in the plan (depending on the specific plan), after which time the participant is 30% or 50% vested; the residual vesting occurs evenly over the remaining period at 10% per year. The unvested portion of the Company match is subject to early withdrawal penalties. The compensation deferrals and Company match earn a return based on notional investment elections made by the individual participants. The discretionary Company contribution awards earn a return equal to the Company’s cost of borrowing under its revolving credit agreement, which it may use to fund payments on the deferred compensation obligations. These deferred compensation obligations are recorded in the Company’s consolidated balance sheets as a component of “Other Liabilities” at the vested value of the deferred compensation, plus the applicable return on investment, and amounted to $5.8 million and $4.5 million at June 30, 2005 and 2004, respectively. In some cases, the Company has made investments in cash surrender value life insurance policies, which may be used at the Company’s discretion to fund its deferred compensation liability. The Company’s investments in cash surrender value life insurance policies are recorded in the Company’s consolidated balance sheets as a component of “Other Assets” and amounted to $3.9 million and $3.0 million at June 30, 2005 and 2004, respectively.

Other Retirement Plans

     The Company and several of its newspaper properties participate in retirement/savings plans, and in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. The majority of the Company’s full-time employees are covered by one of these plans. Total expense for these plans in the fiscal years ended June 30, 2005, 2004, and 2003, was approximately $4.6 million, $4.1 million, and $3.6 million, respectively.

Note 9: Income Taxes

     The income tax provision (benefit) for each of the three years ended June 30, 2005, 2004 and 2003, consists of the following:

	Years Ended June 30,
	2005	2004	2003
		(As restated)	(As restated)
	(Dollars in thousands)
Current:
State	$1,331	$579	$553
Federal	1,031	—	1,112
Deferred:
State	1,167	(43)	8,599
Federal	16,561	16,430	20,677

Net provision	$20,090	$16,966	$30,941

     A reconciliation between the actual income tax expense (benefit) for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement income before income taxes is as follows:

	Years Ended June 30,
	2005	2004	2003
		(As restated)	(As restated)
Statutory federal income tax rate	35%	35%	35%
Effect of:
State income tax net of federal benefit	3	1	9
Dividends received deduction	(4)	(1)	(1)
Book/tax basis difference associated with acquisitions and non-deductible acquisition costs	—	(2)	1
Minority interests	—	—	1
Other, net	—	6	—

Financial statement effective tax rate	34%	39%	45%

Components of the long-term deferred tax assets and liabilities are as follows:

	June 30,
	2005	2004
		(As restated)
	(Dollars in thousands)
Deferred tax assets:
Net operating losses and other credits	$25,991	$22,445
Deferred employee compensation	5,379	4,175
Notes payable	2,599	3,799
Pensions	9,531	690
Option accrual	1,178	3,776
Bad debts	1,357	1,842
Other	2,009	1,596

	48,044	38,323
Valuation allowance	(4,837)	(2,478)

Deferred tax assets	43,207	35,845
Deferred tax liabilities:
Fixed assets	21,152	19,856
Intangibles	50,460	39,655
Partnership interests and equity investments	69,803	65,405

Deferred tax liabilities	141,415	124,916

Net deferred tax liabilities	$98,208	$89,071

     At June 30, 2005, for financial reporting purposes, the Company has approximately $44.2 million of net operating loss carryforwards (NOLs) for federal tax reporting purposes available to offset its future taxable income, which expire in 2019 through 2024 and $1.6 million of alternative minimum tax credit carryforwards. The Company also has approximately $147.0 million of state NOLs and approximately $4.6 million of state tax credits available to offset future state taxable income. The state NOLs expire in 2006 through 2025; the state tax credits expire beginning in 2006.

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

     The Company made net state and federal income tax payments of approximately $3.7 million, $1.8 million, and $0.6 million, during fiscal years 2005, 2004, and 2003, respectively.

Note 10: Hedging Activities

     At times, the Company has entered into newsprint and interest rate swap agreements. As of June 30, 2005, the Company had no outstanding newsprint or interest rate swap agreements.

     The Company had two newsprint swap agreements: one with Enron North America Corp. (“Enron”) and the other with Mirant Americas Energy Marketing, LP (“Mirant”). Both newsprint hedges were designated at contract inception as cash flow hedges under SFAS No. 133 and recorded at fair value with changes in the fair value of such contracts, net of income taxes, reported in comprehensive income. The periodic net settlements made under the newsprint swap agreements were reflected in operations in the period the newsprint was consumed. Both newsprint swap agreements were subsequently determined to be ineffective hedges when the swap counterparties became invalid due to bankruptcy and the hedges were terminated prior to the original term of the agreements. The Company accounted for the early termination of the swaps in accordance with SFAS No. 133, which required the Company to record a liability and a charge to comprehensive income to reflect the fair value of the derivative instrument as of the date prior to that which the hedge was deemed ineffective. Since a liquid market for the swap agreements did not exist, the valuation of the swap was based on a discounted cash flow model and projected future newsprint prices. The valuation required significant judgment and was subject to assumptions, most notably estimates of future newsprint prices. The original term of the newsprint swap agreement with Enron expired in December 2009; the swap was determined to be ineffective the date Enron filed bankruptcy (during the Company’s fiscal year 2002). The original term of the newsprint swap agreement with Mirant expired in May 2005; the swap was determined to be ineffective the date Mirant filed bankruptcy (during the Company’s fiscal year 2004). The amounts in accumulated other comprehensive loss related to these ineffective hedges are being amortized and charged to other (income) expense, net over the remainder of the original terms of the swap agreements as the forecasted transactions originally contemplated in the hedging arrangements continue to be probable of occurring. The Enron newsprint swap is being amortized on a straight-line basis. The Mirant newsprint swap was amortized ratably based on the difference between the floating price (based on the Resource Information Systems, Inc. “RISI” price index) and the fixed price of $615.50 per metric ton using nominal metric tons of 6,250 per quarter. No amounts remain in other comprehensive income related to the Mirant newsprint swap. Approximately $0.8 million and $3.2 million was reclassified from accumulated other comprehensive loss to earnings for the years ended June 30, 2005 and 2004 related to these terminated swaps. The Company did not record any liabilities associated with the termination of the swaps, except as required by SFAS No. 133. See Note 11: Commitments and Contingencies for further discussion regarding the settlement of a lawsuit with Enron and a lawsuit filed by Mirant.

     See Note 6: Long-Term Debt for further discussion regarding the Company’s interest rate swaps.

Note 11: Commitments and Contingencies

Commitments

     The Company currently has a contract to purchase 48,000 metric tons a year, at a variable price based on the market price for 30 pound newsprint. This contract expires in December 2009.

     In December 2004, the Company entered into a contract with a newsprint vendor to purchase newsprint based on market price beginning January 1, 2005 (24,000 metric tons for calendar year 2005) and continuing through December 31, 2009 (36,000 metric tons per year for calendar years 2006 — 2009).

     In fiscal year 1998, in exchange for $2.4 million, the Company granted an option to a third party to purchase substantially all the assets used in the publication of one of the Company’s newspaper properties, which the third party can exercise or put to the Company based on a predetermined formula. At June 30, 2005, the option repurchase price was valued at $6.1 million and is recorded as a component of other long-term liabilities. Changes in the estimated option repurchase price are recorded as a component of other (income) expense, net. The purchase price of the option can increase or decrease significantly each period based on the performance of the publication because a significant component of the option repurchase formula is the twenty-four month trailing cash flows of the publication. If the purchase option is put to the Company (the put became exercisable on January 31, 2003 and expires in 2010), the option repurchase price is due and payable in full. If the option were put to the Company, the Company expects to fund the payment with available borrowings from its bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in the Company’s balance sheet as long-term.

     The Company is party to a Shareholder Agreement with the Company’s President. The Shareholder Agreement entitles the President, upon termination of his employment following December 31, 2009, by mutual agreement, or as a result of breach by the Company or certain other circumstances, to put to the Company at a price of 100% of the then fair market value (as determined by formula outlined in the Shareholder Agreement) shares of common stock which he owns. The Company also has a call under the Shareholder Agreement to acquire, and the President has a right to put, such shares following termination of his employment under other circumstances, at a price equal to a percentage of fair market value (as determined by formula outlined in the Shareholder Agreement), which increases to 100% on December 31, 2009 (at June 30, 2005, the President has 58,199 shares of Class A common stock and is entitled to 75% of the fair market value). As of June 30, 2005, the value of the President’s put, as calculated per terms of the Shareholder Agreement, was estimated to be $21.0 million and is recorded as component of “Putable Common Stock” on the Company’s balance sheet. In the event of his disability, the President has the right to require MediaNews to purchase his common stock from time to time during his lifetime in an aggregate amount not to exceed $1.0 million in any fiscal year.

     Effective July 1, 2005, the Company amended the employment agreement of Mr. William Dean Singleton, the Company’s Vice Chairman of the Board and Chief Executive Officer. Under the amended employment agreement, Mr. Singleton has the right, in the event of his disability, to require MediaNews to purchase his common stock from time to time during his lifetime in an aggregate amount not to exceed $1.0 million in any fiscal year. At June 30, 2005, the total estimated cost (determined actuarially) of the repurchase would be $27.6 million and such amount is recorded as a component of “Putable Common Stock” on the Company’s balance sheet.

     The Company has entered into contractual commitments with regard to the construction of a printing and office facility for the Salt Lake City JOA. At June 30, 2005, the Company’s remaining commitment is approximately $14.7 million, for the new printing and office facilities.

Contingencies

     Prior to and since the Company’s acquisition of Kearns-Tribune, LLC (“Kearns Tribune”) and The Salt Lake Tribune in January 2001, the Company has been involved in various legal actions with Salt Lake Tribune Publishing Company (“SLTPC”), the holder of an option (the “Option Agreement”) to acquire the Tribune Assets (defined as all of the assets used, held for use or usable in connection with the operation and publication of The Salt Lake Tribune). Kearns Tribune holds certain assets used in connection with the operation and publication of The Salt Lake Tribune. As of the date of this report, the Company continues to be involved in litigation with SLTPC, primarily concerning the option to purchase the Tribune Assets, the option exercise price, and any damages related to the option exercise. The following is a summary of the ongoing Kearns Tribune litigation as of June 30, 2005:

     On May 31, 2002, the United States District Court for the District of Utah (“District Court”) issued an Order for Summary Judgment ruling that SLTPC held a valid and enforceable option to purchase the Tribune Assets owned by Kearns Tribune. However, the District Court also ruled that one of the key components of the Tribune Assets, stock in the Salt Lake City JOA, was subject to an anti-alienation provision contained in a Joint Operating Agreement (“JOA”) between Kearns Tribune and Deseret News Publishing Company (“Deseret Publishing”). The anti-alienation provision precludes the sale, assignment or transfer of the Salt Lake City JOA stock by either party to the JOA absent a waiver or modification of the provision. Subsequent to the court ruling, Deseret Publishing notified SLTPC that it would not waive or modify the anti-alienation provision or consent to the sale or transfer of the Salt Lake City JOA stock to SLTPC. The District Court certified for immediate appeal to the United States Court of Appeals for the Tenth Circuit the question of whether the anti-alienation provision contained in the Joint Operating Agreement was enforceable, as the District Court held in its Summary Judgment Order. The Tenth Circuit affirmed the District Court ruling that the stock of the Salt Lake City JOA could not be transferred without the consent of Deseret Publishing. However, the Tenth Circuit remanded to the District Court for further proceedings on the issue of whether the Tribune Assets other than the stock of the Salt Lake City JOA could be sold and transferred to SLTPC and remedies could be fashioned that addressed an exclusion of the Salt Lake City JOA stock from the transfer of the Tribune Assets. Potential remedies identified by the Tenth Circuit included: 1) an order of specific performance transferring all the Tribune Assets that can be transferred without triggering the share transfer restriction; 2) damages to compensate SLTPC for the Salt Lake City JOA stock not being transferred; or 3) equitable relief if a damage award would be insufficient to remedy the failure to transfer the Salt Lake City JOA stock. In its opinion, the Tenth Circuit also stated that the District Court could avoid equitable relief altogether and simply award damages to SLTPC if it is found that Kearns Tribune is liable for failing to perform under the Option Agreement.

     Subsequent to the Tenth Circuit’s ruling, SLTPC filed a motion for partial summary judgment seeking a ruling that, at the Closing specified in the Option Agreement, Kearns Tribune is obligated under the Option Agreement to transfer all Tribune Assets except for the Salt Lake City JOA stock. On June 25, 2003, the District Court granted this motion. Based upon this ruling, the District Court also reinstated claims by SLTPC against the Company and Deseret Publishing that a 2001 amendment of the JOA interfered with SLTPC’s rights under the Option Agreement. Regarding SLTPC’s exercise of the option, still reserved for trial is the question of whether, in an event those Tribune Assets (excluding the Salt Lake City JOA stock) are not transferred, SLTPC is entitled to an order that Kearns Tribune specifically perform under the Option Agreement and transfer those Tribune Assets, or limited to a damages remedy. Also remaining for decision at trial is the issue of what additional remedies SLTPC might be entitled to if all Tribune Assets except for the Salt Lake City JOA stock are transferred. A trial date was set for November 3, 2003, but was vacated by the District Court in light of the dispute (discussed below in the next paragraph) over the exercise price should SLTPC acquire the Tribune assets. There is no trial date currently set.

     One issue in dispute is the option exercise price. The terms of the Option Agreement specify an appraisal process for determination of the fair market value of the Tribune Assets. In this appraisal process, each party engaged an appraisal firm to value the Tribune Assets at their fair market value. Kearns Tribune’s appraisal valued the Tribune Assets at $380.0 million, whereas SLTPC’s appraisal valued the Tribune Assets at $218.0 million. Because Kearns Tribune’s and SLTPC’s appraisals were more than 10% apart, the appraisers appointed by Kearns Tribune and SLTPC were required to jointly select a third appraiser. Under the terms of the Option Agreement, the final option purchase price is based on the average of the third appraisal valuation with the closer of the first two appraisals. On June 11, 2003, the third appraiser issued its final report valuing the Tribune Assets at $331.0 million. Accordingly, the option exercise price was set at $355.5 million for the Tribune Assets. After the third appraiser’s final report was issued, SLTPC filed a lawsuit in the District Court on June 24, 2003 (the “appraisal lawsuit”), challenging the valuation performed by the third appraiser and seeking to set aside the third appraisal and the $355.5 million exercise price. The District Court ruled that the appraisal process constituted an arbitration under the Federal Arbitration Act (“FAA”) and that any challenge must therefore be made under the procedures set forth in the FAA. The District Court subsequently denied SLTPC’s motion under the FAA procedures seeking to set aside the appraisal, and, as a consequence of its arbitration rulings, also dismissed the appraisal lawsuit. The District Court had set a date of October 10, 2003 for the closing to occur. On October 9, 2003, counsel for SLTPC sent a letter to counsel for MediaNews notifying the Company that SLTPC would not pay the $355.5 million option exercise price, and raised additional objections to the proposed closing documentation; accordingly, no closing occurred on October 10, 2003. SLTPC appealed the District Court’s rulings to the Tenth Circuit, and on November 30, 2004, the Tenth Circuit reversed the District Court’s rulings. While taking no position on the merits of the dispute as to the finality of the third appraisal and the validity of the $355.5 million exercise price, the Tenth Circuit held that the Option Agreement’s appraisal procedure did not constitute arbitration within the meaning of the FAA. The Tenth Circuit accordingly reinstated SLTPC’s appraisal lawsuit, which the District Court had dismissed under the reasoning that the appraisal constituted arbitration.

     In the reinstated appraisal lawsuit, SLTPC has filed an amended complaint against MediaNews, Kearns Tribune and the third appraiser, Management Planning Inc. (“MPI”), seeking relief that includes (a) the setting aside of the third appraisal; (b) the setting aside of all three appraisals, so that an entirely new appraisal process must be conducted; or (c) alternatively, if the exercise price of $355.5 million is held to be final and binding, (i) monetary damages from the third appraiser for alleged breaches of contractual and fiduciary duties, and (ii) what SLTPC refers to as an “abatement” of the purchase price pursuant to allegations that the value of the Tribune Assets has decreased since SLTPC sought to exercise the option. MediaNews and Kearns Tribune and MPI have filed separate motions to dismiss SLTPC’s amended complaint in the appraisal lawsuit. All defendants have moved to dismiss the complaint, and the matter is pending before the District Court.

     During the time in which the appraisal and exercise price issues were on appeal before the Tenth Circuit, SLTPC’s main action was stayed. In the main action, SLTPC’s pending claims against the Company and Kearns Tribune include claims for damages for breach of contract and breach of contractual duties (in the event some or all of the Tribune Assets are not transferred to SLTPC) and for interference with contract (arising out of the amendment of the JOA in 2001). The Company and Kearns Tribune have pending counterclaims against SLTPC, which include claims for damages for breaches of contract and interference with contract. Additionally, the Company and Kearns Tribune have pending counterclaims for declaratory judgment, but no damage claims against Deseret News Publishing Company (“Deseret Publishing”). Deseret Publishing has pending claims against SLTPC for damages, and claims that do not seek damages against the Company and Kearns Tribune as to the meaning and enforceability of the Option Agreement and related Management and Joint Operating Agreements. Additionally, depending on the outcome of the appraisal lawsuit, the main action may include claims by the parties concerning whether the Option Agreement expired when SLTPC did not exercise it on October 10, 2003 (as the Company and Kearns Tribune have contended), or whether SLTPC still has the opportunity to exercise the Option Agreement regardless of whether or not the $355.5 million exercise price is found to be binding and conclusive (as SLTPC contends).

     Also pending before the District Court is the Company’s declaratory judgment action, which seeks a ruling that the defendants, including certain individuals who control SLTPC, do not have any rights as individuals (separate from their corporate entity, SLTPC) to purchase or otherwise acquire the Tribune Assets. The defendants have since filed counterclaims against the Company and Kearns Tribune relating to their contention that they have rights as individuals (separate and apart from the corporate entity, SLTPC) under an alleged oral agreement to acquire the Tribune Assets. The defendants have also filed a third-party complaint naming as defendants various individuals and entities, including AT&T, Deseret Publishing, and Dirks Van Essen, one of the three appraisers of the Tribune Assets. The Company and all of the third-party defendants have filed summary judgment motions, which are pending before the District Court.

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

     The Company is not in a position at this time to predict the likely outcome of this litigation. However, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.8 million, $2.2 million and $3.7 million, respectively, was recorded in other (income) expense, net for the fiscal years ended June 30, 2005, 2004 and 2003, related to the cost of defending these lawsuits. The cost of defending these lawsuits has been and may continue to be substantial.

Other

     MediaNews sent a notice terminating its newsprint swap agreement with Mirant Americas Energy Marketing, LP (“Mirant”) effective September 5, 2003. In March 2005, Mirant filed a lawsuit in U.S. District Court for the Southern District of New York against the Company alleging breach of contract and seeking damages in connection with the swap termination in the amount of approximately $2.0 million, plus interest, costs and attorney’s fees. The Company has moved to dismiss Mirant’s claims.

     In January 2004, Kmart Corporation (“Kmart”) commenced an adversary proceeding against the Company and certain of its subsidiaries and joint operating agencies in bankruptcy court seeking the return of certain payments received from Kmart under a “critical vendor” program with respect to pre-bankruptcy balances due from Kmart. The Company agreed to settle with Kmart in the fourth quarter of fiscal year 2005. Settlement under the agreement did not have a material impact on the financial condition or results of operations of the Company.

     A series of class action lawsuits were filed against entities involved in the electronic display of articles (“Database Entities”) that had previously appeared in newspapers and magazines (collectively, “Media Entities”) and had been authored by individuals who were not employees of the Media Entities. These lawsuits alleged that the Database Entities’ electronic display infringed upon the copyrights owned by the freelance authors. The lawsuits were consolidated into a single action in the Southern District of New York, In re Literary Works in Electronic Databases Copyright Litigation, MDL No. 1379, Consolidated Case No. 00 Civ. 8049 GBD (S.D.N.Y. 2000). MediaNews had licensed articles from its various newspapers to one or more of the Database Entities. Although the Company is not a party to this litigation, various Media Entities have asserted claims for indemnification against the Company in respect of their potential liability in this litigation. In 2004, the Database Entities negotiated a settlement of these consolidated actions, and MediaNews agreed to participate in the settlement process. The settlement provides for a claims settlement process in which a claims administrator would determine the responsibility of the participants taking into account such factors as the availability of defenses, the existence of a copyright registration, the date on which the relevant article was originally published, the amount received by the author of the freelance article for the original publication and the total amount of claims that are compensated. Settlement under the agreement is not expected to have a material impact on the financial condition of the Company.

     In May 2004, the Company restructured its interest in Charleston Newspapers (“Charleston JOA”) and The York Newspaper Company (“York JOA”). The Company and the other participants in such restructurings have received civil investigative demands from the Department of Justice seeking information concerning the recent restructurings of the Charleston and York JOAs. After discussions with the Department of Justice, several months ago, the Company has proposed potential amendments to the agreements governing the York JOA to clarify the rights and obligations of the parties to provide for additional performance based compensation to the manager of The York Dispatch under certain circumstances. The proposed amendments remain under review at the Department of Justice. The Company anticipates that any such amendments would not be material to its future operating results.

     The Company and the general partner in Charleston Newspapers Holdings L.P. have had ongoing discussions with the Department of Justice regarding amendments to the Charleston JOA. Counsel for the Company has been informed that the staff of the Department of Justice is considering a lawsuit challenging the Charleston transaction, although it is not clear if the Company would be named as a defendant. Discussions with the Department of Justice and the general partner regarding the Department of Justice’s concerns continue. There can be no assurances as to the outcome of such discussions.

     The Company is involved in other litigation arising in the ordinary course of business. In management’s opinion, the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations, or liquidity.

Note 12: Related Party Transactions

     The Company is party to a consulting agreement, renewable annually, with Mr. Richard B. Scudder, the Chairman of the Board of MediaNews, which requires annual payments of $275,000. Effective July 1, 2005, this amount was increased to $300,000.

     From 1996 through July 2002, the Company advanced to the Singleton Irrevocable Trust funds to pay the premiums on cash surrender value life insurance policies covering Mr. William Dean Singleton, the Vice Chairman of the Board and Chief Executive Officer of MediaNews, and his wife. The cash surrender value life insurance policies were originally purchased in order to mitigate the impact of estate taxes that may be due on MediaNews stock held in the Singleton Revocable Trust. The Singleton Revocable Trust benefits Mr. Singleton’s children. The amount advanced as of June 30, 2005 and 2004 was $1.5 million. Advances will be repaid when the policy is surrendered or earlier at Mr. Singleton’s option. No interest is charged on these advances. See Note 11: Commitments and Contingencies for further discussion of Mr. Singleton’s amended employment agreement.

     The Company has an employment and shareholder agreement with the Company’s President. See Note 11: Commitments and Contingencies for further discussion.

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

     In August 2004, the Company purchased the Colorado residence of Mr. Gerald Grilly (the Company’s Chief Operating Officer) for $2.7 million (subject to adjustment to reflect the gross proceeds received by MediaNews upon its resale of the house) in conjunction with his relocation to Los Angeles, California. Mr. Grilly’s relocation was requested by MediaNews. In May 2005, the Company sold the residence for $2.5 million.

     See Note 5: Acquisitions, Dispositions and Other Transactions regarding the Company’s purchase of The Park Record, in Park City, Utah.

Note 13: Other (Income) Expense, Net

     Included in other (income) expense, net are the following items:

	Years Ended June 30,
	2005	2004	2003
	(In millions)
Change in estimated option repurchase price	$(5.8)	$(4.0)	$5.5
Lawsuit settlement-newsprint vendor	—	—	2.7
Impairment loss	—	—	5.7
Hedging, net	0.4	2.1	(1.2)
Bank fees	0.7	0.4	0.5
Salt Lake ownership litigation	0.8	2.2	3.7
Freedom acquisition bid	—	1.0	—
Debt redemption premiums and write-off of deferred debt costs	9.2	9.3	—
Write-off of KTBY escrow and other prepaid acquisition costs	—	1.1	—
Other	3.4	5.3	2.6

	$8.7	$17.4	$19.5

Note 14: Equity Investments (Non-JOA)

     The following table represents the summary financial data, on a combined basis, for the Company’s non-JOA equity investments (the entities represented in the table below are included at 100%). Only fiscal years 2005 and 2004 are presented as they are the only years that equity investments were material to the Company’s financial statements.

	Years Ended June 30,
	2005	2004
	(In thousands)
Current assets	$57,894	$58,924

Non-Current assets	192,164	216,640

Current liabilities	30,117	29,723

Non-Current liabilities	67,404	92,967

Total revenues	257,816	266,865

Net Income	35,605	30,260

Note 15: Restatement of Previously Issued Financial Statements

     The Company has restated its financial statements for fiscal years 2004, 2003 and 2002 to correct for errors that were identified in accounting for deferred income taxes related to certain of the Company’s acquisitions and dispositions that qualified under Internal Revenue Code Section 1031 as asset exchanges. The Company incorrectly treated these exchange transactions as non-taxable transactions, and therefore the Company did not provide for deferred income tax expense upon consummation of the sale portion of the transaction. Rather, the Company accounted for the book tax basis differences on the purchase end of the transactions by recording a deferred tax obligation to recognize the difference in book and tax basis and a corresponding increase to goodwill. The correction resulted in an increase/(decrease) of the reported amounts of net income of $(0.9) million, and $(2.5) million, respectively, for both the quarters and fiscal years ended June 30, 2004 and 2003 along with related adjustments to goodwill, deferred income tax liability and a $22.6 million adjustment to opening retained earnings for fiscal year 2002.

	June 30, 2004
	As Reported	Correction	As Restated
	(Dollars in thousands)
Balance Sheet Data:
Equity investments	$92,681	$(715)	$91,966
Excess of cost over fair value of net assets acquired	411,469	(29,185)	382,284
TOTAL OTHER ASSETS	918,782	(29,900)	888,882
TOTAL ASSETS	1,399,070	(29,900)	1,369,170
DEFERRED INCOME TAXES, NET	92,957	(3,886)	89,071
TOTAL LIABILITIES AND MINORITY INTEREST	1,312,050	(3,886)	1,308,164
Retained earnings	105,363	(26,014)	79,349
TOTAL SHAREHOLDERS’ EQUITY	87,020	(26,014)	61,006
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	1,399,070	(29,900)	1,369,170

	Year Ended June 30, 2004			Year Ended June 30, 2003
	As Reported	Correction	As Restated	As Reported	Correction	As Restated
	(Dollars in thousands)
Statement of Operations Data:
GAIN ON SALE OF NEWSPAPER PROPERTIES	$6,982	$—	$6,982	$27,399	$1,398	$28,797
INCOME BEFORE INCOME TAXES	43,703	—	43,703	67,855	1,398	69,253
INCOME TAX BENEFIT (EXPENSE)	(16,066)	(900)	(16,966)	(27,027)	(3,914)	(30,941)
NET INCOME	27,637	(900)	26,737	40,828	(2,516)	38,312

Statement of Cash Flows Data:

     The correction of the accounting error had no net impact on the fiscal year 2004 and 2003 as reported amounts of net cash flows from operating, investing or financing activities.

Balance Sheet:

     See Note 1: Significant Accounting Policies and Other Matters — Reclassifications. Certain reclassifications were made to the fiscal year 2004 as reported balances.

Note 16: Career Restricted Stock Unit Plan

     Effective June 29, 2005, the Company adopted a Career Restricted Stock Unit (“RSU”) Plan intended to encourage retention and reward performance of selected senior management of the Company and its affiliates over a significant period of time.

     The RSU Plan is administered by the Company’s board of directors (or a designated committee). The RSU Plan provides for the award to members of senior management selected by the board (or committee) for participation in the Plan of such number of restricted stock units (“RSUs”) at such time or times as determined by the board (or committee) in its discretion. Each RSU represents the right to receive one share of the Company’s new class of Class B common stock (which is non-voting and does not pay dividends, but which is convertible into Class A in certain circumstances), subject to vesting and other requirements. RSUs granted to a participant vest upon the later to occur of:

•	the earlier of (x) the completion of 20 years of continuous service with the Company or its affiliates or (y) attainment of age 67 while still employed by the Company or its affiliates; or

•	the date on which the participant (a) has completed at least five years of participation in the RSU Plan and (b) has a combined age and years of continuous service with the Company and or affiliates of at least 72.

     RSUs also fully vest upon the occurrence of a “Change in Control” (as defined) and vest pro rata in the event of the participant’s death, disability or termination of employment by the Company without cause. Any RSUs not so vested are forfeited upon the participant’s termination of employment, unless otherwise determined by the board (or committee) in its sole discretion.

     Shares of the Company’s Class B common stock are issued to holders of vested RSUs upon the earliest of the participant’s separation from service, the participant’s disability and the occurrence of a “Qualified Change in Control” (as defined).

     Recipients of shares issued pursuant to RSUs have the right to require the Company to repurchase a number of shares at their then fair market value (as determined by formula outlined in the RSU plan) that is sufficient to enable them to pay taxes due in connection with such issuance, provided that the board of directors may suspend such right at any time. At any time following the six-month anniversary of the date of issuance of shares of such Class B common stock, the Company has the right to repurchase such shares at their then fair market value (as determined by formula outlined in the RSU plan). Such repurchase rights will terminate if the Company consummates an initial public offering.

     The issuance of up to 150,000 shares of the Company’s Class B common stock is authorized under the RSU Plan. No awards were granted as of June 30, 2005. However, RSU grants were made July 14, 2005 to certain executive officers.

Note 17: Subsequent Events

Acquisition — The Detroit News

     On August 3, 2005, the Company purchased the stock of The Detroit News, Inc., which included the editorial assets of The Detroit News, published in Detroit, Michigan and a limited partnership interest in the Detroit Newspaper Partnership, L.P. (“Detroit JOA”), for approximately $25.0 million. The Company is responsible for the news and editorial content of The Detroit News pursuant to a JOA agreement. Under the terms of the partnership agreement, the Company will receive a fixed preferred distribution each month with possible incremental distributions beginning in 2009 based on profit growth. Under the terms of the Detroit JOA, the Company is reimbursed for its news and editorial costs.

     The Antitrust Division of the Department of Justice has requested information and documents concerning the Detroit JOA and has raised the issue of whether certain recent amendments to the Detroit JOA agreement require approval of the U.S. Attorney General. The Company and the general partner in the Detroit JOA have entered into discussions with the Department of Justice concerning the questions they have raised. There can be no assurances as to the outcome of such discussions.

Amendment to Credit Agreement

     On September 8, 2005, the Company amended its December 30, 2003 bank credit facility (the “amended facility”), by and among MediaNews, the guarantors party thereto, the lenders named therein and Bank of America, N.A., as administrative agent. The Company amended its bank credit facility in order to lower its borrowing margins as well as to make certain technical changes to the agreement. Prior to the amendment, the facility provided for borrowings of up to $598.8 million, consisting of a $350.0 million revolving credit facility, a $100 million term loan “A” facility and a $148.8 million term loan “C” facility (at June 30, 2005, the borrowings on term loan “C” were $147.3 million). On September 7, 2005, total borrowings were $176.3 million under the revolving credit facility, $100.0 million under the term loan “A” facility and $147.3 million under the term loan “C” facility.

     The amended facility maintains the $350.0 million revolving credit facility and the $100.0 million term loan “A” and provides for a $147.3 million term loan “B” facility, which was used to pay off the term loan “C” facility. The loans under the amended facility bear interest at rates based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin based on the Company’s leverage ratio. The Eurodollar and base rate borrowing margins on term loan “A” are based on the pricing grid used for the revolving credit facility. Under the terms of the revolving credit facility, Eurodollar borrowing margins vary from 0.75% to 1.00% and the base rate borrowing margin is 0%. Term loan “A” requires quarterly principal payments as follows: $5.0 million beginning in March 2008 through December 2008; $7.5 million from March 2009 through December 2009; and $12.5 million from March 2010 through September 2010, with the remaining balance due at maturity on December 30, 2010. The revolving credit facility reduces to $250.0 million on December 30, 2008. The term loan “B” bears interest based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin of 1.25% and 0.25%, respectively. Term loan “B” requires quarterly principal payments as follows: $0.4 million through December 2009; and $35.2 million from March 2010 through September 2010, with the remaining balance due at maturity on December 30, 2010. Amounts repaid under the term loan “A” and “B” facilities will not be available for re-borrowing. Borrowings under the revolving facility may be repaid and re-borrowed, subject to usual and customary conditions for facilities of this nature. The revolving credit facility matures on December 30, 2009. The Company may increase the amount of the amended facility by up to $200.0 million, subject to obtaining commitments of lenders to loan such additional amounts and to usual and customary conditions.

     All other borrowing conditions of the bank credit facility as described in Note 6: Long-Term Debt continue to apply and have not been amended.

Commitment of Denver JOA

     In September 2005, the management committee of the Denver JOA authorized the incurrence of up to $150.0 million of debt by the Denver JOA to finance furniture, fixtures and computers for the new building and new presses and related equipment and building costs related to the consolidation of two existing production facilities into one for the Denver JOA. The Company owns a 50% interest in the Denver JOA.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIANEWS GROUP, INC.

Date: September 26, 2005	By:	/S/ Ronald A. Mayo

Ronald A. Mayo Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ Richard B. Scudder	Chairman and Director	September 26, 2005
(Richard B. Scudder)

/S/ Jean L. Scudder	Director	September 26, 2005
(Jean L. Scudder)

/S/ Howell E. Begle, Jr.	Director	September 26, 2005
(Howell E. Begle, Jr.)

/S/ William Dean Singleton (William Dean Singleton)	Vice Chairman, Chief Executive Officer and Director (Chief Executive Officer)	September 26, 2005

/S/ Joseph J. Lodovic, IV	President	September 26, 2005
(Joseph J. Lodovic, IV)

/S/ Ronald A. Mayo	Vice President and Chief Financial Officer	September 26, 2005
(Ronald A. Mayo)

/S/ Michael J. Koren (Michael J. Koren)	Vice President and Controller (Principal Accounting Officer)	September 26, 2005

Supplemental Information to be Furnished with Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not
Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to our security holders. We will furnish to our security holders an annual report subsequent to this filing.

EXHIBIT INDEX

Exhibits

3.1	Third Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws of MediaNews Group, Inc.

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s From 10-Q for the period ended December 31, 2003)

4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

10.1	Credit Agreement dated as of December 30, 2003 by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein, and Bank of America, N.A., as administrative agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed January 14, 2004)

10.2	First Amendment to Credit Agreement, dated as of January 20, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-4 filed February 23, 2004)

10.3	Second Amendment to Credit Agreement, dated as of April 16, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the registrant’s June 30, 2004 Form 10-K

10.4	Third Amendment to Credit Agreement, dated as of August 30, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the registrant’s June 30, 2004 Form 10-K

10.5	Fourth Amendment to Credit Agreement, dated as of September 8, 2005, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent

10.6	Amended and Restated Shareholders Agreement of MediaNews Group, Inc. by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004 (incorporated by reference to Exhibit 10.7 to the registrant’s Form S-4/A (File No. 333-113028), filed March 18, 2004)

10.7	Amendment to the Amended and Restated Shareholders Agreement of MediaNews Group, Inc. dated as of June 30, 2005, by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004

EXHIBIT INDEX (continued)

Exhibits
(continued)

10.8	Employment Agreement dated July 1, 2005 between MediaNews and William Dean Singleton (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed July 5, 2005)

10.9	Employment Agreement dated July 1, 2005 between MediaNews and Joseph J. Lodovic IV (incorporated by reference to Exhibit 99.3 to the registrant’s Form 8-K filed July 5, 2005)

10.10	Amended and Restated Joint Operating Agreement, dated as of April 30, 2004 by and between York Newspapers, Inc., York Newspapers Holdings, Inc., The York Newspaper Company, York Newspapers Holdings, L.P. and York Dispatch Publishing Company, LLC (incorporated by reference to Exhibit 10.8 to the registrant’s June 30, 2004 Form 10-K)

10.11	Singleton Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.12	Scudder Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.13	Amendment and Restatement of Agreement, by and between Kearns-Tribune, LLC and Deseret News Publishing Company, dated as of January 2, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Form S-4 filed February 23, 2004)

10.14	Option Purchase Agreement between Garden State Newspapers, Inc., the predecessor of MediaNews Group, Inc., and Greenco, Inc., dated as of January 30, 1998 (incorporated by reference to Exhibit 10.13 to the registrant’s Form S-4 filed February 23, 2004)

10.15	Joint Operating Agreement by and between The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated as of May 11, 2000 (incorporated by reference to Exhibit 10.14 to the registrant’s Form S-4 filed February 23, 2004)

10.16	First Amendment to the Joint Operating Agreement by and among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated January 22, 2001 (incorporated by reference to Exhibit 10.15 to the registrant’s Form S-4 filed February 23, 2004)

10.17	Limited Liability Partnership Agreement of The Denver Newspaper Agency LLP dated as of January 22, 2001 (incorporated by reference to Exhibit 10.16 to the registrant’s Form S-4 filed February 23, 2004)

10.18	Amended and Restated Partnership Agreement for Texas-New Mexico Newspapers Partnership, by and among Gannett Texas L.P. and New Mexico-Texas MediaNews LLC, dated March 21, 2003 (incorporated by reference to Exhibit 10.17 to the registrant’s Form S-4 filed February 23, 2004)

10.19	Second Amended and Restated Partnership Agreement for California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC; Donrey Newspapers LLC; The Sun Company of San Bernardino, California; California Newspapers, Inc.; Media West—SBC, Inc. and MediaWest—CNI, Inc., dated as of May 30, 2003 (incorporated by reference to Exhibit 10.18 to the registrant’s Form S-4 filed February 23, 2004)

10.20	Purchase Agreement, dated as of April 30, 2004, between Buckner News Alliance, Inc., MediaNews Group, Inc., York Newspapers Holdings, LLC, MediaNews Group Interactive and York Daily Record LLC and related side letter (incorporated by reference to Exhibit 10.20 to the registrant’s June 30, 2004 Form 10-K)

EXHIBIT INDEX (continued)

Exhibits
(continued)

10.21	Master Restructuring and Purchase Agreement, dated as of May 7, 2004, among Daily Gazette Company, MediaNews Group, Inc., Charleston Publishing Company and Charleston Newspapers (incorporated by reference to Exhibit 10.21 to the registrant’s June 30, 2004 Form 10-K)

10.22	Stock Purchase Agreement dated January 4, 2005, by and among MediaNews Group, Inc., as purchaser, and The Singleton Family Revocable Trust and Peter Bernhard, as sellers (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the period ended December 31,2004)

10.23	MediaNews Group, Inc. Career RSU Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed July 5, 2005)

10.24	Shareholder Agreement dated as of July 1, 2005, as amended as of September 22, 2005, by and among MediaNews Group, Inc. and Joseph J. Lodovic, IV

21.1	Subsidiaries of MediaNews Group, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	Balance at	Additions		Acquisitions
	Beginning of	Charged to	Net	(Dispositions),	Balance at
	Period	Expense, Net	Deductions	Net	End of Period
	(In thousands)
YEAR ENDED JUNE 30, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$7,625	$8,065	$(8,874)	$85	$6,901
YEAR ENDED JUNE 30, 2004
Reserves and allowances deducted from asset accounts:	$7,887	$7,405	$(7,668)	$1	$7,625
Allowance for doubtful accounts
YEAR ENDED JUNE 30, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$9,163	$9,632	$(10,694)	$(214)	$7,887

See notes to consolidated financial statements.