Form 10-Q
period 2005-09-30
MEDIANEWS GROUP INC
filed 2005-11-10
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2005
OR

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

Yes [  ]                                        No [X]

The total number of shares of the registrant’s Common Stock outstanding as of November 10, 2005 was 2,298,346.

*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2005 pursuant to Section 15(d) of the Securities Exchange Act of 1934. It is filing this Quarterly Report on Form 10-Q on a voluntary basis.

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2005

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

ITEM 4: CONTROLS AND PROCEDURES

     As of September 30, 2005, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that material information regarding us and/or our subsidiaries required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, as required, within the time periods specified in the Securities and Exchange Commission rules and forms. During the period covered by this quarterly report, we enhanced our internal controls related to accounting for income taxes. There have been no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As of October 1, 2005, the holders of 93.1% of all outstanding shares of our Class A Common Stock acted by written consent in lieu of an annual meeting to re-elect Richard B. Scudder, William Dean Singleton, Jean L. Scudder and Howell E. Begle to our board of directors. Following the effectiveness of that action, our board of directors consisted of Richard B. Scudder, William Dean Singleton, Jean L. Scudder and Howell E. Begle.

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

MEDIANEWS GROUP, INC.

Dated: November 10, 2005	By:	/s/Ronald A. Mayo

Ronald A. Mayo
Vice President,
Chief Financial Officer and
Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2005	June 30, 2005
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,226	$4,262
Accounts receivable, less allowance for doubtful accounts of $7,374 at September 30, 2005 and $6,901 at June 30, 2005	89,740	87,711
Inventories of newsprint and supplies	25,304	24,248
Prepaid expenses and other assets	16,504	17,436

TOTAL CURRENT ASSETS	133,774	133,657

PROPERTY, PLANT AND EQUIPMENT
Land	37,403	37,403
Buildings and improvements	105,911	105,352
Machinery and equipment	364,000	356,510
Construction in progress	51,427	43,602

TOTAL PROPERTY, PLANT AND EQUIPMENT	558,741	542,867
Less accumulated depreciation and amortization	(220,570)	(210,561)

NET PROPERTY, PLANT AND EQUIPMENT	338,171	332,306

OTHER ASSETS
Investment in unconsolidated JOAs	251,162	262,764
Equity investments	92,246	91,421
Subscriber accounts, less accumulated amortization of $153,134 at September 30, 2005 and $149,397 at June 30, 2005	45,826	49,543
Excess of cost over fair value of net assets acquired	396,073	392,748
Newspaper mastheads	76,662	76,662
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $32,034 at September 30, 2005 and $31,771 at June 30, 2005	4,891	5,175
Other	45,973	21,496

TOTAL OTHER ASSETS	912,833	899,809

TOTAL ASSETS	$1,384,778	$1,365,772

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2005	June 30, 2005
	(Dollars in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$10,295	$15,045
Accrued liabilities	61,190	60,332
Unearned income	27,472	26,577
Current portion of long-term debt and obligations under capital leases	4,118	4,088

TOTAL CURRENT LIABILITIES	103,075	106,042

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	893,892	873,481

OTHER LIABILITIES	47,655	47,359

DEFERRED INCOME TAXES, NET	98,873	98,208

MINORITY INTEREST	154,916	153,633

PUTABLE COMMON STOCK	49,160	48,556

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,150,000 shares authorized:
2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Accumulated other comprehensive loss, net of taxes	(35,477)	(33,813)
Retained earnings	74,682	74,304
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	37,207	38,493

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,384,778	$1,365,772

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2005	2004
	(Dollars in thousands, except share data)
REVENUES
Advertising	$153,956	$149,024
Circulation	31,266	33,014
Other	11,350	9,615

TOTAL REVENUES	196,572	191,653

INCOME (LOSS) FROM UNCONSOLIDATED JOAS	(3,719)	5,216

COST AND EXPENSES
Cost of sales	62,216	60,761
Selling, general and administrative	98,654	95,919
Depreciation and amortization	10,272	10,109
Interest expense	13,530	12,216
Other (income) expense, net	1,652	5,435

TOTAL COSTS AND EXPENSES	186,324	184,440

EQUITY INVESTMENT INCOME, NET	1,859	2,124

MINORITY INTEREST	(6,769)	(6,600)

INCOME BEFORE INCOME TAXES	1,619	7,953

INCOME TAX EXPENSE	(637)	(3,347)

NET INCOME	$982	$4,606

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$982	$4,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,999	11,158
Provision for losses on accounts receivable	1,970	2,216
Amortization of debt discount and deferred debt issuance costs	243	275
Net gain on sale of assets	(12)	(194)
Loss on early extinguishment of debt	—	9,236
Proportionate share of net income from unconsolidated JOAs	(12,327)	(17,171)
Distribution of earnings from unconsolidated JOAs	18,221	17,464
Equity investment income, net	(1,859)	(2,124)
Distribution of earnings from equity investments	3,026	3,360
Change in defined benefit plan assets, net of cash contributions	(562)	308
Deferred income tax expense	353	2,338
Change in estimated option repurchase price	125	(5,002)
Minority interest	6,769	6,600
Distributions paid to minority interest	(5,486)	(7,796)
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	114	114
Change in operating assets and liabilities	(6,841)	(14,554)

NET CASH FLOWS FROM OPERATING ACTIVITIES	19,715	10,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Detroit and other investments	(25,770)	(230)
Capital expenditures	(16,164)	(4,955)
Proceeds from the sale of assets	68	295

NET CASH FLOWS FROM INVESTING ACTIVITIES	(41,866)	(4,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	24,800	400,350
Reduction of long-term debt and other liabilities	(4,685)	(460,201)
Repurchase premiums and related costs associated with long-term debt	—	(8,624)

NET CASH FLOWS FROM FINANCING ACTIVITIES	20,115	(68,475)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,036)	(62,531)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,262	64,736

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,226	$2,205

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: Significant Accounting Policies and Other Matters

Basis of Quarterly Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2006.

Joint Operating Agencies

     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each of the individual newspapers, which are party to a joint operating agreement, continue to be separate and outside of a JOA. The Company, through its subsidiaries, York Newspapers, Inc., Kearns-Tribune, LLC, and The Denver Post Corporation, participates in JOAs in York, Pennsylvania, Salt Lake City, Utah, and Denver, Colorado, respectively. The editorial and related expenses of The Denver Post and The Salt Lake Tribune are incurred by the Company outside the related JOA. The Company owns all of the York JOA and accordingly, consolidates its results. The York Dispatch (one of the newspapers in the JOA) is edited by a third party, and the Company reimburses the third party for all related expenses. These expenses are included in the Company’s consolidated results. See Note 3: Joint Operating Agencies of the Company’s June 30, 2005 Annual Report on Form 10-K for a description of the Company’s accounting for the Denver and Salt Lake City JOAs. See Note 7: Acquisitions and Other Transactions for additional discussion on the accounting for our investment in the Detroit JOA.

     The Company’s unconsolidated JOAs (Denver and Salt Lake City) are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

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

     Investments in the unconsolidated JOAs are reported in the consolidated balance sheets under the line item “Investment in Unconsolidated JOAs” for the Denver and Salt Lake City JOAs (see Note 3: Denver and Salt Lake City Joint Operating Agencies for further discussion).

Guarantees

     Through its wholly-owned subsidiary, Kearns-Tribune, LLC, the Company owns a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and is also a guarantor, on a several basis, on 6.0% of up to $125.0 million of Ponderay’s credit facility, which is due April 12, 2006. In accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), the Company has no amounts related to the guarantee recorded in its financial statements because the guarantee existed prior to and has not been modified since December 31, 2002. The guarantee arose from Ponderay’s April 12, 2000 amended and restated credit agreement that replaced a previous credit facility which had been used to finance the construction of its newsprint mill. The guarantee could be triggered by Ponderay’s failure to meet any of its bank covenants, at which time the Company could be liable for its portion of the guarantee. At September 30, 2005, the Company’s share of

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the guarantee is approximately $3.5 million. The debt is collateralized by a deed of trust on Ponderay’s real property and a mortgage on all of Ponderay’s other assets.

Income Taxes

     At the end of each interim period, the Company makes its best estimate regarding the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year to date basis. Accordingly, the effective tax rates for the three-month and corresponding year to date periods presented in an interim report on Form 10-Q may vary significantly. The effective income tax rate varies from the federal statutory rate because of state income taxes and the non-deductibility of certain expenses.

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

NOTE 2: Comprehensive Income

     The Company’s comprehensive income consisted of the following:

	Three Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Net income	$982	$4,606
Unrealized loss on hedging activities, net of tax	300	—
Unrealized loss on newsprint and interest rate hedging activities, reclassified to earnings, net of tax	114	114
Minimum pension liability adjustment, net of tax.	(2,078)	—

Comprehensive income (loss)	$(682)	$4,720

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: Denver and Salt Lake City Joint Operating Agencies

     The following tables present the summarized results of the Denver and Salt Lake City JOAs on a combined basis. The financial information presented under the captions Salt Lake City JOA and Denver JOA is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The editorial costs, miscellaneous revenue received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post, are combined in the column “Associated Revenues and Expenses.” The 20% minority interest associated with The Denver Post through June 10, 2005 (the Company purchased the 20% minority interest on June 10, 2005) has not been reflected in the tables below.

	Three Months Ended September 30, 2005
				Total Income
			Associated	from
	Salt Lake		Revenues	Unconsolidated
	City JOA	Denver JOA	and Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$37,373	$107,015	$129

Cost of sales	8,403	33,998	8,372
Selling, general and administrative	13,574	51,533	3,175
Depreciation and amortization	—	14,705	4,727
Other	(13)	47	(99)

Total costs and expenses	21,964	100,283	16,175

Net income	15,409	6,732	(16,046)
Partners’ share of income from unconsolidated JOAs	(6,448)	(3,366)	—

Income from unconsolidated JOAs	$8,961	$3,366	$(16,046)	$(3,719)

	Three Months Ended September 30, 2004
				Total Income
			Associated	from
	Salt Lake		Revenues	Unconsolidated
	City JOA	Denver JOA	and Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$35,876	$106,546	$125

Cost of sales	8,234	34,494	8,441
Selling, general and administrative	12,592	50,088	2,525
Depreciation and amortization	—	4,744	1,049
Other	39	346	65

Total costs and expenses	20,865	89,672	12,080

Net income	15,011	16,874	(11,955)
Partners’ share of income from unconsolidated JOAs	(6,277)	(8,437)	—

Income from unconsolidated JOAs	$8,734	$8,437	$(11,955)	$5,216

     Depreciation and amortization expense increased from prior year due to accelerated depreciation on certain fixed assets at the production facilities in Denver and Salt Lake City which will be retired earlier than originally expected due to the construction of new production facilities at the respective locations.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4: Contingent Matters

     MediaNews and Salt Lake Tribune Publishing Company (“SLTPC”) continue to be involved in litigation over SLTPC’s option (“the Option Agreement”) to acquire the assets used, held for use or usable in connection with the operation and publication of The Salt Lake Tribune (the “Tribune Assets”). For additional discussion on the litigation, please refer to Note 11: Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. New developments in the litigation since the filing of our Annual Report on Form 10-K are included in the discussion below.

     One issue in dispute was the option exercise price. The terms of the Option Agreement specify an appraisal process for determination of the fair market value of the Tribune Assets. In this appraisal process, each party engaged an appraisal firm to value the Tribune Assets at their fair market value. Kearns Tribune’s appraisal valued the Tribune Assets at $380.0 million, whereas SLTPC’s appraisal valued the Tribune Assets at $218.0 million. Because Kearns Tribune’s and SLTPC’s appraisals were more than 10% apart, the appraisers appointed by Kearns Tribune and SLTPC were required to jointly select a third appraiser. Under the terms of the Option Agreement, the final option purchase price is based on the average of the third appraisal valuation with the closer of the first two appraisals. On June 11, 2003, the third appraiser issued its final report valuing the Tribune Assets at $331.0 million. Accordingly, the option exercise price was set at $355.5 million for the Tribune Assets. After the third appraiser’s final report was issued, SLTPC filed a lawsuit in the District Court on June 24, 2003 (the “appraisal lawsuit”), challenging the valuation performed by the third appraiser and seeking to set aside the third appraisal and the $355.5 million exercise price. The District Court ruled that the appraisal process constituted an arbitration under the Federal Arbitration Act (“FAA”) and that any challenge must therefore be made under the procedures set forth in the FAA. The District Court subsequently denied SLTPC’s motion under the FAA procedures seeking to set aside the appraisal, and, as a consequence of its arbitration rulings, also dismissed the appraisal lawsuit. The District Court had set a date of October 10, 2003 (the “Closing Date”) for the closing to occur. On October 9, 2003, counsel for SLTPC sent a letter to counsel for MediaNews notifying the Company that SLTPC would not pay the $355.5 million option exercise price, and raised additional objections to the proposed closing documentation; accordingly, no closing occurred on October 10, 2003.

     SLTPC appealed the District Court’s rulings in the appraisal lawsuit to the United States Court of Appeals for the Tenth Circuit, and on November 30, 2004, the Tenth Circuit reversed the District Court’s rulings. While taking no position on the merits of the dispute as to the finality of the third appraisal and the validity of the $355.5 million exercise price, the Tenth Circuit held that the Option Agreement’s appraisal procedure did not constitute arbitration within the meaning of the FAA. The Tenth Circuit accordingly reinstated SLTPC’s appraisal lawsuit, which the District Court had dismissed under the reasoning that the appraisal constituted arbitration.

     In the reinstated appraisal lawsuit, SLTPC filed an amended complaint against MediaNews, Kearns Tribune and the third appraiser, Management Planning Inc. (“MPI”), seeking relief that includes (a) the setting aside of the third appraisal; (b) the setting aside of all three appraisals, so that an entirely new appraisal process must be conducted; or (c) alternatively, if the exercise price of $355.5 million is held to be final and binding, (i) monetary damages from the third appraiser for alleged breaches of contractual and fiduciary duties, and (ii) what SLTPC refers to as an “abatement” of the purchase price pursuant to allegations that the value of the Tribune Assets has decreased since SLTPC sought to exercise the option. MediaNews and Kearns Tribune and MPI have filed separate motions to dismiss SLTPC’s amended complaint in the appraisal lawsuit. All defendants moved to dismiss the complaint, and on October 24, 2005, the District Court did so. There still remains a dispute over whether SLTPC has waived its rights under the Option Agreement by declining to pay the $355.5 million option exercise price on October 10, 2003, the original Closing Date set by the District Court, or whether there will be a “second closing” at the $355.5 million option exercise price. It is expected that this dispute will be litigated in the main action between the parties (see discussion in the paragraph below).

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

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Additionally, given the District Court’s dismissal on October 24, 2005 of SLTPC’s appraisal lawsuit, it is anticipated that the main action will encompass litigation by the parties concerning whether the Option Agreement expired when SLTPC did not exercise it on October 10, 2003 (as the Company and Kearns Tribune contend even though the appraisal process and the $355.5 million exercise price were upheld), or whether SLTPC still has the opportunity to exercise the Option Agreement (as SLTPC contends). No schedule has yet been set for the litigation of these issues.

     The Company is not in a position at this time to predict the likely outcome of this litigation. However, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.2 million, was recorded in other (income) expense, net for both the three months ended September 30, 2005 and 2004, related to the cost of defending these lawsuits. The cost of defending these lawsuits may continue to be substantial.

Other

     There have been no other material changes in the other contingent matters discussed in Note 11: Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

NOTE 5: Long-Term Debt

     On September 8, 2005, the Company amended its December 30, 2003 bank credit facility (the “amended facility”). The amended facility maintains the $350.0 million revolving credit facility, the $100.0 million term loan “A” and provides for a $147.3 million term loan “B,” which was used to pay off the term loan “C” facility. The term loan “B” bears interest based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin of 1.25% or 0.25%, respectively. Term loan “B” requires quarterly principal payments as follows: $0.4 million through December 2009; $35.2 million from March through September 2010, with the remaining balance due at maturity on December 30, 2010. Amounts repaid under the term loan “A” and “B” facilities will not be available for re-borrowing. Borrowings under the revolving facility may be repaid and re-borrowed, subject to usual and customary conditions for facilities of this nature. The revolving credit facility reduces to $250.0 million on December 30, 2008 and matures on December 30, 2009. The Company may increase the amount of the amended facility by up to $200.0 million, subject to obtaining commitments of lenders to loan such additional amounts and to usual and customary conditions. All other borrowing conditions of the bank credit facility entered into on December 30, 2003, as described in Note 6: Long-Term Debt of the Company’s June 30, 2005 Annual Report on Form 10-K, continue to apply and have not been amended. At September 30, 2005, the balances outstanding under the revolving credit portion of the bank credit facility, term loan “A” and term loan “B” were $173.8 million, $100.0 million and $146.9 million, respectively.

     The nature of the Company’s other long-term debt and related maturities has not materially changed since June 30, 2005.

     In January 1998, the Company entered into an option agreement in association with the acquisition financing related to one of its newspapers. The option entitles the holder to purchase the assets used in the publication of one of the Company’s newspaper properties, which the option holder can currently exercise or put to the Company based on a predetermined formula. At September 30 and June 30, 2005, the option repurchase price was valued at approximately $6.2 million and $6.1 million, respectively, and is recorded as a component of other long-term liabilities. The purchase price of the option can increase or decrease each quarter based on the performance of the publication because a significant component of the option repurchase formula is the twenty-four month trailing cash flows of the publication. If the option is put to the Company, the Company expects to fund the payment with available borrowings from its bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in the Company’s balance sheet as long-term. The option expires in January 2010 at which time, if the option remains outstanding, the Company would be required to repurchase it.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6: Employee Benefit Plans

Components of Net Periodic Benefit Cost (Pension and Other Benefits)

	Pension Plans
	Three Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Service cost	$281	$279
Interest cost	1,420	1,487
Expected return on plan assets	(1,617)	(1,591)
Amortization of deferral	104	115
Amortization of net loss	748	510

Net periodic benefit cost	$936	$800

	Other Benefits
	Three Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Service cost	$121	$87
Interest cost	60	81
Amortization of deferral	(3)	—
Amortization of net loss	4	16

Net periodic benefit cost	$182	$184

Employer Contributions

     The Company expects to contribute approximately $2.0 million to $2.5 million to its pension plans in fiscal year 2006. Contributions of approximately $1.5 million have been made through September 30, 2005.

NOTE 7: Acquisitions and Other Transactions

     On August 3, 2005, the Company purchased the stock of The Detroit News, Inc., which included the editorial assets of The Detroit News, a daily newspaper published in Detroit, Michigan and a limited partnership interest in the Detroit Newspaper Partnership, L.P. (“Detroit JOA”), for approximately $25.0 million. The Company is responsible for the news and editorial content of The Detroit News pursuant to a JOA agreement. In accordance with the Detroit JOA agreement, the Company receives a fixed preferred distribution each month with possible incremental distributions beginning in 2009 based on profit growth. However, to the extent that the Detroit JOA has insufficient profits to make such fixed preferred distributions, any shortfall will be carried forward. The fixed preferred distributions are as follows: $0.2 million per month during 2005; $5.0 million for calendar years 2006 and 2007; $4.0 million for 2008 and 2009; $3.0 million for 2010 and 2011; $2.0 million for 2012; and $1.9 million for all remaining years until specified amounts are paid. Under the terms of the Detroit JOA, the Company is also reimbursed for its news and editorial costs.

     Because of the structure of the partnership and our ownership interest, our accounting for the investment in the Detroit JOA only includes the preferred distributions we receive from the Detroit JOA, which is different from our accounting for the Denver and Salt Lake City JOAs, which is discussed in Note 3. The Company’s investment in The Detroit News, Inc. is included in other long-term assets.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8: Equity Investments (Non-JOA)

     The following table represents the summary financial data, on a combined basis, for the Company’s non-JOA equity investments (the entities represented in the table below are included at 100%). For a listing of the Company’s equity investments, see Note 2: Significant Accounting Policies and Other Matters — Investments in the Company’s consolidated financial statements included in its June 30, 2005 Annual Report on Form 10-K.

	Three Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Total revenues	$65,873	$50,929
Net income	$7,631	$7,212

NOTE 9: Subsequent Events

     In November 2005, the Company finalized an agreement to sell its building in Long Beach, California in the fourth quarter of the Company’s fiscal year 2006 for approximately $20.0 million. The Company is in the process of evaluating its accounting for the transaction and expects to recognize a gain on the sale of the building. In conjunction with the sale of its building, the Company entered into a 15-year lease agreement for space to house its Long Beach operations. The lease term commences once the new space is ready to be occupied, which is expected to be in the fourth quarter of the Company’s fiscal year 2006. Expected minimum lease payments are as follows: Fiscal years 2007 through 2009 — $0.8 million per year; fiscal years 2010 through 2011 — $0.9 million per year; and thereafter — $10.5 million cumulatively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Results

     We have provided below certain summary historical financial data for the three months ended September 30, 2005 and 2004, including the percentage change between periods.

	Three Months Ended September 30,
	2005	2004	2005 vs. 2004
	(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$196,572	$191,653	2.6%

Income from Unconsolidated JOAs	(3,719)	5,216	(c )

Cost of Sales	62,216	60,761	2.4
Selling, General and Administrative	98,654	95,919	2.9
Depreciation and Amortization	10,272	10,109	1.6
Interest Expense	13,530	12,216	10.8
Other (Income) Expense, Net	1,652	5,435	(c )

Total Costs and Expenses	186,324	184,440	1.0

Equity Investment Income, Net	1,859	2,124	(12.5)

Minority Interest	(6,769)	(6,600)	2.6

Net Income	982	4,606	(c )

CASH FLOW DATA:
Cash Flows from:
Operating Activities	$19,715	$10,834
Investing Activities	(41,866)	(4,890)
Financing Activities	20,115	(68,475)

NON-GAAP FINANCIAL DATA(a):
Adjusted EBITDA	$35,702	$34,973	2.1%
Minority Interest in Adjusted EBITDA	(9,026)	(9,265)	(2.6)
Combined Adjusted EBITDA of Unconsolidated JOAs (our share)	8,277	8,900	(7.0)
EBITDA of Texas-New Mexico Newspapers Partnership (our share)(b)	2,329	2,290	1.7

Adjusted EBITDA Available to Company	$37,282	$36,898	1.0%

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and The Denver Post Corporation (“DPC”) for the three month period ended September 30, 2004, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”) (we acquired the minority interest in DPC in the fourth quarter of our fiscal year 2005); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote b). See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information.

(b)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants.

(c)	Not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary Supplemental Non-GAAP Financial Data

     Joint operating agencies, or JOAs, represent an operating structure that is unique to the newspaper industry. Prior to EITF 00-1, which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests on a pro-rata consolidated basis. Under this method, we consolidated, on a line-item basis, our proportionate share of the JOAs’ operations. Although pro-rata consolidation is no longer considered an acceptable method for our financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations and the amount of operating cash flow available to meet debt service and capital expenditure requirements. Our JOA agreements in Denver and Salt Lake City do not restrict cash distributions to the owners and in general the Denver and Salt Lake City JOAs make monthly distributions. We use pro-rata consolidation to internally evaluate our performance and present it here for these two JOAs because our bank credit agreement and the indentures governing our senior subordinated notes define cash flows from operations for covenant purposes using pro-rata consolidation. We also believe financial analysts and investors use pro-rata consolidation and the resulting Adjusted EBITDA, combined with capital spending requirements, and leverage analysis to evaluate our performance. This information should be used in conjunction with GAAP performance measures in order to evaluate our overall prospects and performance. Net income determined using pro-rata consolidation is identical to net income determined under GAAP.

     In the table below, we have presented the results of operations of our JOAs in Denver and Salt Lake City using pro-rata consolidation for all periods presented (the operations of the Detroit JOA have not been included on a pro-rata consolidated basis). See Notes 1, 3 and 7 to the condensed consolidated financial statements for additional discussion and analysis of the GAAP accounting for our JOAs.

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11
OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Three Months Ended September 30,		2005 vs.
	2005	2004	2004
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$271,908	$265,889	2.3%

Cost of Sales	92,461	91,225	1.4
Selling, General and Administrative	135,468	130,791	3.6
Depreciation and Amortization	22,352	13,530	65.2
Interest Expense	13,583	12,257	10.8
Other (Income) Expense, Net	1,515	5,657	(c )

Total Costs and Expenses	265,379	253,460	4.7

Minority Interest	(6,769)	(6,600)	2.6

Net Income	982	4,606	(c )

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:

Operating Activities	$19,715	$10,834
Investing Activities	(41,866)	(4,890)
Financing Activities	20,115	(68,475)

PRO-RATA OTHER DATA(a):
Adjusted EBITDA	$43,979	$43,873	0.2%
Minority Interest in Adjusted EBITDA	(9,026)	(9,265)	(2.6)
EBITDA of Texas-New Mexico Newspapers Partnership (our share)(b)	2,329	2,290	1.7

Adjusted EBITDA Available to Company	$37,282	$36,898	1.0%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Critical Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions. We make our estimates based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates. Critical accounting policies for us include revenue recognition, accounts receivable allowances, recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates, and pension and retiree medical benefits, which require the use of various estimates concerning the work force, interest rates, plan investment return, and involve the use of advice from consulting actuaries. Our accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuation of deferred tax assets. The notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2005 contain a more complete discussion of our significant accounting policies.

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

     Our investments in unconsolidated JOAs (Denver and Salt Lake) are included in the condensed consolidated balance sheet under the line item “Investment in Unconsolidated JOAs.” The operating results of these unconsolidated JOAs are reported as a single net amount, in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	Our proportionate share of net income from JOAs,

•	The amortization of subscriber lists created by the original purchase as the subscriber lists are attributable to our earnings in the JOAs, and

•	Editorial costs, miscellaneous revenue received outside of the JOA, and other charges incurred by our consolidated subsidiaries directly attributable to providing editorial content and news for our newspapers party to a JOA.

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

Comparison of the Three Months Ended September 30, 2005 and 2004

     Certain transactions in fiscal year 2005 had an impact on the comparisons of our results for the three months ended September 30, 2005 and 2004. In January 2005, we purchased The Park Record, a biweekly newspaper in Park City, Utah, and in June 2005, we purchased the remaining 20% of The Denver Post Corporation which we did not own. Also, in August 2005, we purchased The Detroit News, Inc. and a limited partnership interest in the Detroit JOA.

Revenues

     On a same newspaper basis (after adjusting for the aforementioned fiscal year 2005 Park City acquisition), the following changes occurred in our significant revenue categories for the three month period ended September 30, 2005 as compared to the same period in prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Advertising Revenues. Advertising revenues increased by approximately 2.6% for the three month period ended September 30, 2005, as compared to the same period in prior fiscal year. The increase in advertising was due principally to increases in national and preprint advertising categories, as well as increases in revenues from our Internet operations, offset in part by a small decrease in retail (ROP) advertising. The classified advertising category was flat overall, with increases in classified employment and classified real estate being offset by decreases in classified automotive.

     Circulation Revenues. Circulation revenues decreased by 5.4% for the three months ended September 30, 2005, as compared to the same period in prior fiscal year. The decrease was primarily due to pricing pressures at some of our newspapers, which resulted in our offering greater discounts to acquire new and retain existing subscribers, in order to help achieve our home delivery volume goals.

Income from Unconsolidated JOAs

     As noted in our discussion of critical accounting policies, income from unconsolidated JOAs (Denver and Salt Lake City) includes our proportionate share of net income from those JOAs, the amortization of subscriber lists created by the original purchase by us, editorial costs, miscellaneous revenue and other charges directly attributable to providing editorial content and news for our newspapers party to a JOA. The following discussion takes into consideration all of the associated revenues and expenses described above. The results for the three months ended September 30, 2005 were negatively impacted by the accelerated depreciation on certain fixed assets at the current production facilities in Denver and Salt Lake which will be retired earlier than originally expected due to the construction of new production facilities at the respective locations. Excluding depreciation expense, income from unconsolidated JOAs was relatively flat for the three month period ended September 30, 2005 as compared to the same period in prior fiscal year.

Cost of Sales

     The purchase of The Park Record in fiscal year 2005 had the net impact of increasing cost of sales by $0.5 million for the three month period ended September 30, 2005 as compared to the same period in prior fiscal year. Excluding this transaction, cost of sales for the three month period ended increased 1.6%. The current year increase in cost of sales was due in part to a 6.8% increase in our average price per metric ton of newsprint consumed for the three month period ended September 30, 2005, as compared to the same period in prior year. Our average price was $553 and $518 per metric ton for the three month periods ended September 30, 2005 and 2004, respectively. Partially offsetting the impact of higher newsprint prices was a small decrease in our newsprint consumption.

Selling, General and Administrative

     The purchase of The Park Record in fiscal year 2005 also had the net impact of increasing SG&A by $0.4 million for the three month period ended September 30, 2005, as compared to the same period in prior fiscal year. Excluding this transaction, SG&A increased 2.5%. The current year increase was primarily the result of increases in employee costs, including health care and retirement benefits, as well as increased costs associated with the growth in our advertising revenues and Internet operations. Expenses related to our Internet operations increased $1.2 million, or 32.5% for the three months ended September 30, 2005.

Interest Expense

     The increase in interest expense was the result of an increase in average debt outstanding due to borrowings related to the August 3, 2005 purchase of our interest in the Detroit JOA and the June 10, 2005 purchase of the remaining 20% of The Denver Post Corporation which we did not own, as well as an increase in the weighted average cost of debt. Our average debt outstanding increased $18.2 million, or 2.1%, and our weighted average rate increased 66 basis points for the three month period ended September 30, 2005, as compared to the prior year.

Other (Income) Expense, Net

     We include expenses and income items that are not related to current operations in other (income) expense, net. We incurred charges for the three months ended September 30, 2005 related to litigation expense of $0.2 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.9 million related to hedging and investment activities that did not qualify for hedge accounting under SFAS No. 133 and $0.6 million associated with various other costs that were not related to ongoing operations.

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

     The net cash flows related to operating activities increased $8.9 million for the three month period ended September 30, 2005. The majority of the change is attributable to timing of payments of accounts payable and accrued liabilities and timing of distributions from unconsolidated JOAs.

     The net cash outflows related to investing activities increased by $37.0 million, primarily due to a $25.5 million increase related to the investment in the Detroit JOA and other investments, combined with an $11.4 million increase in net capital expenditures. Approximately $5.2 million of the current year capital expenditures are related to our share of the cost of a new printing and office facility being constructed for the Salt Lake City JOA. In addition, capital expenditures for the three month period ended September 30, 2005 include expenditures related to the construction of a new building in San Bernardino, California and a project to implement new advertising and circulation systems Company-wide.

     The net cash flows related to financing activities increased by $88.6 million. For the three month period ended September 30, 2005, activity included normal borrowings and paydowns on long-term debt, as well as borrowings to finance the purchase of our interest in the Detroit JOA. Excluding the Detroit transaction and other investments, and refinancing costs of the new credit facility, we paid down debt of approximately $6.0 million in the most recent quarter. Prior period activity included using cash on hand and available borrowings under the revolver portion of our credit facility to repurchase all of our outstanding 8 5/8% Senior Subordinated Notes for $208.6 million (including $8.6 million of repurchase premiums). In addition, activity in the prior period included normal borrowings and paydowns on long-term debt.

Liquidity

     On September 8, 2005, we amended and restated our December 30, 2003 bank credit facility to take advantage of lower pricing available in the bank loan market. Our amended bank credit facility provides for borrowings of up to $597.3 million, consisting of a $350.0 million revolving credit facility, a $100.0 million term loan “A” and a $147.3 million term loan “B.” During the next twelve months, we will make scheduled quarterly principal payments of $0.4 million under term loan “B,” which we intend to pay from operating cash flows. Any payments on the term loan cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. At September 30, 2005, the balances outstanding under the revolving credit portion of our bank credit facility, term loan “A” and term loan “B” were $173.8 million, $100.0 million and $146.9 million, respectively. As of September 30, 2005, we had $167.6 million available for future borrowings under the revolver portion of our new bank credit facility, net of $8.6 million in outstanding letters of credit.

     In January 1998, we entered into an option agreement in association with the acquisition financing related to one of our newspapers. The option, which is currently exercisable or putable based on a predetermined formula, entitles the holder to purchase the assets used in the publication of one of our daily newspapers. The option repurchase price at September 30, 2005 is valued at approximately $6.2 million and is recorded as a component of other long-term liabilities. If the option were put to us, the payment would be funded from unused commitments under our bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in our balance sheet as long-term.

     Stephens Media Group (“SMG”), a 26.28% partner in the California Newspapers Partnership (“CNP”), has a right to require CNP to redeem its interest in CNP, at its fair market value (plus interest through closing), any time after January 1, 2005. If such right is exercised, SMG’s interest must be redeemed within two years of the determination of its fair market

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

value. We are not currently aware of any intentions on the part of SMG to exercise its put. No amounts are recorded in our financial statements related to SMG’s put right.

     In September 2005, the management committee of the Denver JOA authorized the incurrence of up to $150.0 million of debt by the Denver JOA to finance furniture, fixtures and computers for its new office building and new presses and related equipment and building costs to consolidate two production facilities into one for the Denver JOA. We own a 50% interest in the Denver JOA.

     Our ability to service our debt and fund planned capital expenditures depends on our ability to generate operating cash flows in the future. Based on current levels, we believe our cash flow from operations, cash on hand and borrowings available under our bank credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2006 will be approximately $2.0 million to $2.5 million, of which approximately $1.5 million has been made through September 30, 2005. We also expect federal and state income tax payments to increase during fiscal year 2006 as compared to fiscal year 2005 related to the impact of alternative minimum taxes.

Off-Balance Sheet Arrangements and Contractual Obligations

     Our various contractual obligations and funding commitments related to our long-term debt have changed since our Annual Report on Form 10-K for the year ended June 30, 2005 as more fully described above and in Note 5: Long-Term Debt.

     Our other contractual obligations have not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2005, other than as described in Note 9: Subsequent Events.

Capital Expenditures

	Capital Expenditures
	Three Months Ended September 30, 2005
	(Dollars in thousands)
	Wholly-Owned
	Subsidiaries and	Non Wholly-Owned	Our Share of
	Consolidated JOAs	Subsidiaries	Unconsolidated JOAs	Total
Total Capital Projects	$11,353	$4,811	$1,595	$17,759
Less Minority Partners’ Share	—	(2,202)	—	(2,202)

Our Share of Capital Projects	$11,353	$2,609	$1,595	$15,557

Near Term Outlook

Newsprint Prices

     A $35 per metric ton announced price increase effective June 1, 2005 only partially took hold in the market beginning in August. In September, newsprint suppliers announced another price increase of $35 per metric ton to be effective October 1, 2005. We are uncertain as to how much, if any, of the recently announced price increases will take hold in the market. The October 2005 RISI (“Resource Information Systems, Inc.”) price index for 30 pound newsprint was $618 per metric ton compared to $560 per metric ton in October 2004. As a large buyer of newsprint, our cost of newsprint continues to be below the RISI price index.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK

Debt

     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes the bank term loans and the revolving credit portion of our bank credit facility. Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. The nature and position of our bank debt has not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2005.

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

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure).

	Three Months Ended September 30,
	2005	2004
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$19,715	$10,834

Net Change in Operating Assets and Liabilities	6,841	14,554
Distributions Paid to Minority Interest	5,486	7,796
Distributions of Earnings from Unconsolidated JOAs	(18,221)	(17,464)
Distributions of Earnings from Equity Investments	(3,026)	(3,360)
Interest Expense	13,530	12,216
Bad Debt Expense	(1,970)	(2,216)
Pension Expense, Net of Cash Contributions	562	(308)
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	16,046	11,955
Net Cash Related to Other (Income), Expense	(3,261)	966

Adjusted EBITDA	35,702	34,973
Minority Interest in Adjusted EBITDA	(9,026)	(9,265)
Combined Adjusted EBITDA of Unconsolidated JOAs (our share)	8,277	8,900
EBITDA of Texas-New Mexico Newspapers Partnership (our share)(c)	2,329	2,290

Adjusted EBITDA Available to Company	$37,282	$36,898

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and The Denver Post Corporation (“DPC”) for the three month period ended September 30, 2004, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”) (we acquired the minority interest in DPC in the fourth quarter of our fiscal year 2005); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote c).

(b)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(c)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

     Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. Dollar amounts shown are in thousands.

	Three Months Ended September 30, 2005
		Unconsolidated JOAs
	As Presented	Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$196,572	$75,336	$271,908

Income from Unconsolidated JOAs	(3,719)	3,719	—

Cost of Sales	62,216	30,245	92,461
Selling, General and Administrative	98,654	36,814	135,468
Depreciation and Amortization	10,272	12,080	22,352
Interest Expense	13,530	53	13,583
Other (Income) Expense, Net	1,652	(137)	1,515

Total Costs and Expenses	186,324	79,055	265,379

Net Income	982	—	982

Adjusted EBITDA(2)	$35,702	$8,277	$43,979

	Three Months Ended September 30, 2004
		Unconsolidated JOAs
	As Presented	Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$191,653	$74,236	$265,889

Income from Unconsolidated JOAs	5,216	(5,216)	—

Cost of Sales	60,761	30,464	91,225
Selling, General and Administrative	95,919	34,872	130,791
Depreciation and Amortization	10,109	3,421	13,530
Interest Expense	12,216	41	12,257
Other (Income) Expense, Net	5,435	222	5,657

Total Costs and Expenses	184,440	69,020	253,460

Net Income	4,606	—	4,606

Adjusted EBITDA(2)	$34,973	$8,900	$43,873

Footnotes for tables above.

(1)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs (Denver and Salt Lake City). Our interest in the earnings of Newspaper Agency Corporation (Salt Lake City) is 58%, while our interest in the Denver Newspaper Agency is 50%. This adjustment also includes the editorial costs, revenues received outside of these JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

(2)	As Presented Under GAAP. Adjusted EBITDA is not a GAAP measure.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure).

	Three Months Ended September 30,
	2005	2004
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$19,715	$10,834

Net Change in Operating Assets and Liabilities	6,841	14,554
Distributions Paid to Minority Interest	5,486	7,796
Distributions of Earnings from Unconsolidated JOAs	(18,221)	(17,464)
Distributions of Earnings from Equity Investments	(3,026)	(3,360)
Interest Expense	13,530	12,216
Bad Debt Expense	(1,970)	(2,216)
Pension Expense, Net of Cash Contributions	562	(308)
Net Cash Related to Other (Income), Expense	(3,261)	966
Combined Adjusted EBITDA of Unconsolidated JOAs (our share)(b)	8,277	8,900
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(c)	16,046	11,955

Adjusted EBITDA	43,979	43,873
Minority Interest in Adjusted EBITDA	(9,026)	(9,265)
EBITDA of Texas-New Mexico Newspapers Partnership (our share)(d)	2,329	2,290

Adjusted EBITDA Available to Company	$37,282	$36,898

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and The Denver Post Corporation (“DPC”) for the three month period September 30, 2004, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”) (we acquired the minority interest in DPC in the fourth quarter of our fiscal year 2005); (ii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (see footnote d). Note that pro-rata consolidation already takes into account our proportionate share of the results from our unconsolidated JOAs (Denver and Salt Lake City).

(b)	Combined Adjusted EBITDA of Unconsolidated JOAs. Calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(c)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(d)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants.

EXHIBIT INDEX

Exhibits
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s June 30, 2005 Form 10-K)
3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s June 30, 2005 Form 10-K)
4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))
4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)
4.3	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)
4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)
4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002