Form 10-Q
period 2005-12-31
MEDIANEWS GROUP INC
filed 2006-02-14
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 033-75156
MEDIANEWS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0425553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1560 Broadway, Suite 2100
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 563-6360
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Item (1) Yes [X] No [   ]; Item (2) Yes [   ] No [X]*
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]
The total number of shares of the registrant’s Common Stock outstanding as of February 14, 2006 was 2,298,346.
*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2005 pursuant to Section 15(d) of the Securities Exchange Act of 1934. It is filing this Quarterly Report on Form 10-Q on a voluntary basis.

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
DECEMBER 31, 2005

Item No.		Page
	PART I — FINANCIAL INFORMATION
1	Financial Statements	3
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
3	Quantitative and Qualitative Disclosure of Market Risk	3
4	Controls and Procedures	3

	PART II — OTHER INFORMATION
1	Legal Proceedings	4
1A	Risk Factors	N/A
2	Unregistered Sales of Equity Securities and Use of Proceeds	N/A
3	Defaults Upon Senior Securities	N/A
4	Submission of Matters to a Vote of Security Holders	4
5	Other Information	N/A
6	Exhibits	4

Signatures
Amended and Restated Partnership Agreement
Certification Pursuant to 302
Certification Pursuant to 302
Certification Pursuant to 302
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
ITEM 4: CONTROLS AND PROCEDURES
     As of December 31, 2005, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that material information regarding us and/or our subsidiaries required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, as required, within the time periods specified in the Securities and Exchange Commission rules and forms. During the period covered by this quarterly report, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 6: EXHIBITS
     See Exhibit Index for a list of exhibits filed with this report.

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

MEDIANEWS GROUP, INC.
Dated: February 14, 2006	By:	/s/Ronald A. Mayo
Ronald A. Mayo
Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2005	June 30, 2005
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$671	$4,262
Accounts receivable, less allowance for doubtful accounts of $8,453 at December 31, 2005 and $6,901 at June 30, 2005	110,771	87,711
Inventories of newsprint and supplies	29,190	24,248
Prepaid expenses and other assets	13,108	17,436

TOTAL CURRENT ASSETS	153,740	133,657

PROPERTY, PLANT AND EQUIPMENT
Land	41,410	37,403
Buildings and improvements	127,863	105,352
Machinery and equipment	390,469	356,510
Construction in progress	52,479	43,602

TOTAL PROPERTY, PLANT AND EQUIPMENT	612,221	542,867
Less accumulated depreciation and amortization	(229,948)	(210,561)

NET PROPERTY, PLANT AND EQUIPMENT	382,273	332,306

OTHER ASSETS
Investment in unconsolidated JOAs	244,621	262,764
Equity investments	16,819	91,421
Subscriber accounts, less accumulated amortization of $156,794 at December 31, 2005 and $149,397 at June 30, 2005	42,166	49,543
Excess of cost over fair value of net assets acquired	483,572	392,748
Newspaper mastheads	76,662	76,662
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $32,277 at December 31, 2005 and $31,771 at June 30, 2005	4,649	5,175
Other	46,820	21,496

TOTAL OTHER ASSETS	915,309	899,809

TOTAL ASSETS	$1,451,322	$1,365,772

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2005	June 30, 2005
	(Dollars in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$21,157	$15,045
Accrued liabilities	57,429	60,332
Unearned income	29,532	26,577
Current portion of long-term debt and obligations under capital leases	4,012	4,088

TOTAL CURRENT LIABILITIES	112,130	106,042

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	879,395	873,481

OTHER LIABILITIES	50,059	47,359

DEFERRED INCOME TAXES, NET	99,723	98,208

MINORITY INTEREST	218,027	153,633

PUTABLE COMMON STOCK	48,454	48,556

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,150,000 shares authorized:
2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Accumulated other comprehensive loss, net of taxes	(34,605)	(33,813)
Retained earnings	80,137	74,304
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	43,534	38,493

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,451,322	$1,365,772

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands, except share data)
REVENUES
Advertising	$163,817	$159,189	$317,773	$308,213
Circulation	31,365	32,629	62,631	65,643
Other	11,043	9,798	22,393	19,413

TOTAL REVENUES	206,225	201,616	402,797	393,269

INCOME (LOSS) FROM UNCONSOLIDATED JOAS	(4,551)	9,590	(8,270)	14,806

COST AND EXPENSES
Cost of sales	63,841	60,964	126,057	121,725
Selling, general and administrative	100,327	93,965	198,981	189,884
Depreciation and amortization	10,393	10,108	20,665	20,217
Interest expense	13,708	12,103	27,238	24,319
Other (income) expense, net	(20)	(36)	1,632	5,399

TOTAL COSTS AND EXPENSES	188,249	177,104	374,573	361,544

EQUITY INVESTMENT INCOME, NET	2,565	3,113	4,424	5,237

MINORITY INTEREST	(7,807)	(9,878)	(14,576)	(16,478)

INCOME BEFORE INCOME TAXES	8,183	27,337	9,802	35,290

INCOME TAX EXPENSE	(3,434)	(11,097)	(4,071)	(14,444)

NET INCOME	$4,749	$16,240	$5,731	$20,846

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,731	$20,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,001	22,309
Provision for losses on accounts receivable	4,328	4,368
Amortization of debt discount and deferred debt issuance costs	479	541
Net gain on sale of assets	(361)	(109)
Loss on early extinguishment of debt	—	9,236
Proportionate share of net income from unconsolidated JOAs	(24,101)	(39,175)
Distribution of earnings from unconsolidated JOAs	36,965	47,590
Equity investment income, net	(4,424)	(5,237)
Distribution of earnings from equity investments	5,640	5,511
Change in defined benefit plan assets, net of cash contributions	393	498
Deferred income tax expense	609	9,950
Change in estimated option repurchase price	250	(5,556)
Minority interest	14,576	16,478
Distributions paid to minority interest	(9,623)	(12,342)
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	228	228
Change in operating assets and liabilities	(14,107)	(29,029)

NET CASH FLOWS FROM OPERATING ACTIVITIES	46,584	46,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Detroit and other investments	(27,674)	—
Business acquisitions	—	(2,879)
Capital expenditures	(28,285)	(21,430)
Proceeds from the sale of assets	573	322

NET CASH FLOWS FROM INVESTING ACTIVITIES	(55,386)	(23,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	31,100	406,650
Reduction of long-term debt and other liabilities	(25,889)	(483,450)
Repurchase premiums and related costs associated with long-term debt	—	(8,624)

NET CASH FLOWS FROM FINANCING ACTIVITIES	5,211	(85,424)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,591)	(63,304)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,262	64,736

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$671	$1,432

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: Significant Accounting Policies and Other Matters
Basis of Quarterly Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending June 30, 2006.
Joint Operating Agencies
     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each of the individual newspapers, which are party to a joint operating agreement, continue to be separate and outside of a JOA. The Company, through its subsidiaries, York Newspapers, Inc., Kearns-Tribune, LLC, and The Denver Post Corporation, participates in JOAs in York, Pennsylvania, Salt Lake City, Utah, and Denver, Colorado, respectively. The editorial and related expenses of The Denver Post and The Salt Lake Tribune are incurred by the Company outside of the related JOA. The Company owns all of the York JOA and accordingly, consolidates its results. The York Dispatch (one of the newspapers in the JOA) is edited by a third party, and the Company reimburses the third party for all related expenses. These expenses are included in the Company’s consolidated results. See Note 3: Joint Operating Agencies of the Company’s consolidated financial statements included in its June 30, 2005 Annual Report on Form 10-K for a description of the Company’s accounting for the Denver and Salt Lake City JOAs. See Note 7: Acquisitions and Other Transactions in this Form 10-Q for additional discussion on the accounting for our investment in the Detroit JOA.
     The Company’s unconsolidated JOAs (Denver and Salt Lake City) are reported as a single net amount in the accompanying consolidated statements of operations in the line item “Income from Unconsolidated JOAs.” This line item includes:
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
Guarantees
     Through its wholly-owned subsidiary, Kearns-Tribune, LLC, the Company owns a 6.0% interest in Ponderay Newsprint Company (“Ponderay”) and was a guarantor, on a several basis, on 6.0% of Ponderay’s credit facility. Ponderay’s credit facility was refinanced in December 2005. Under the terms of Ponderay’s amended facility, the Company is no longer a guarantor of Ponderay’s credit facility.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income Taxes
     At the end of each interim period, the Company makes its best estimate regarding the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year to date basis. Accordingly, the effective tax rates for the three-month and year to date periods presented in an interim report on Form 10-Q may vary significantly. The effective income tax rate varies from the federal statutory rate because of state income taxes and the non-deductibility of certain expenses.
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
Reclassification
     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications.
NOTE 2: Comprehensive Income
     The Company’s comprehensive income consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$4,749	$16,240	$5,731	$20,846
Unrealized gain on hedging activities, net of tax	140	—	440	—
Unrealized loss on newsprint hedging activities, reclassified to earnings, net of tax	114	114	228	228
Minimum pension liability adjustment, net of tax	618	(2,273)	(1,460)	(2,273)

Comprehensive income	$5,621	$14,081	$4,939	$18,801

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

	Three Months Ended December 31, 2005
			Associated	Total Loss from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$38,417	$111,631	$113

Cost of sales	8,957	33,771	8,678
Selling, general and administrative	13,069	51,561	2,903
Depreciation and amortization	—	19,248	4,609
Other	1,589	713	248

Total costs and expenses	23,615	105,293	16,438

Net income	14,802	6,338	(16,325)
Partners’ share of income from unconsolidated JOAs	(6,197)	(3,169)	—

Income (loss) from unconsolidated JOAs	$8,605	$3,169	$(16,325)	$(4,551)

	Six Months Ended December 31, 2005
			Associated	Total Loss from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$75,790	$218,646	$242

Cost of sales	17,360	67,769	17,050
Selling, general and administrative	26,643	103,094	6,078
Depreciation and amortization	—	33,953	9,336
Other	1,576	760	149

Total costs and expenses	45,579	205,576	32,613

Net income	30,211	13,070	(32,371)
Partners’ share of income from unconsolidated JOAs	(12,645)	(6,535)	—

Income (loss) from unconsolidated JOAs	$17,566	$6,535	$(32,371)	$(8,270)

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

     Depreciation and amortization expense increased for the three and six month periods ended December 31, 2005, as compared to the same periods in the prior year due to accelerated depreciation on certain fixed assets at the production facilities in Denver and Salt Lake City which will be retired earlier than originally expected due to the construction of new production facilities at the respective locations. The depreciation and amortization expense for the Salt Lake City fixed assets appears in the associated revenues and expenses column as the Salt Lake City JOA does not own any of the fixed assets used in its operations. Instead, each partner in the JOA owns the fixed assets used in the operations of the Salt Lake City JOA as tenants in common. See Note 3: Joint Operating Agencies of the Company’s consolidated financial statements included in its June 30, 2005 Annual Report on Form 10-K for further discussion.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4: Contingent Matters
     MediaNews and Salt Lake Tribune Publishing Company (“SLTPC”) continue to be involved in litigation over SLTPC’s option (“the Option Agreement”) to acquire the assets used, held for use or usable in connection with the operation and publication of The Salt Lake Tribune (the “Tribune Assets”). For additional discussion on the litigation, please refer to Note 11: Commitments and Contingencies of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2005. New developments in the litigation since the filing of our Annual Report on Form 10-K are included in the discussion below.
     One issue in dispute is the option exercise price. The terms of the Option Agreement specify an appraisal process for determination of the fair market value of the Tribune Assets. In this appraisal process, each party engaged an appraisal firm to value the Tribune Assets at their fair market value. Kearns Tribune’s appraisal valued the Tribune Assets at $380.0 million, whereas SLTPC’s appraisal valued the Tribune Assets at $218.0 million. Because Kearns Tribune’s and SLTPC’s appraisals were more than 10% apart, the appraisers appointed by Kearns Tribune and SLTPC were required to jointly select a third appraiser. Under the terms of the Option Agreement, the final option purchase price is based on the average of the third appraisal valuation with the closer of the first two appraisals. On June 11, 2003, the third appraiser issued its final report valuing the Tribune Assets at $331.0 million. Accordingly, the option exercise price was set at $355.5 million for the Tribune Assets. After the third appraiser’s final report was issued, SLTPC filed a lawsuit in the District Court on June 24, 2003 (the “appraisal lawsuit”), challenging the valuation performed by the third appraiser and seeking to set aside the third appraisal and the $355.5 million exercise price. SLTPC’s amended complaint in the appraisal lawsuit against MediaNews, Kearns Tribune and the third appraiser, Management Planning Inc. (“MPI”), seeks relief that includes (a) the setting aside of the third appraisal; (b) the setting aside of all three appraisals, so that an entirely new appraisal process must be conducted; or (c) alternatively, if the exercise price of $355.5 million is held to be final and binding, (i) monetary damages from the third appraiser for alleged breaches of contractual and fiduciary duties, and (ii) what SLTPC refers to as an “abatement” of the purchase price pursuant to allegations that the value of the Tribune Assets has decreased since SLTPC sought to exercise the option.
     MediaNews, Kearns Tribune and MPI filed separate motions to dismiss SLTPC’s amended complaint in the appraisal lawsuit. On October 24, 2005, the District Court granted those motions and dismissed the appraisal lawsuit, ruling that SLTPC’s allegations in its amended complaint did not set forth grounds for the invalidation of the third appraisal. SLTPC subsequently filed a motion for reconsideration or, in the alternative, for leave to file an amended complaint, which the District Court denied on December 7, 2005. SLTPC has now filed with the United States Court of Appeals for the Tenth Circuit (“the Tenth Circuit”) an appeal of the District Court’s dismissal of the appraisal lawsuit and the denial of SLTPC’s motion for leave to file an amended complaint. Briefing on that appeal is ongoing.
     If the $355.5 million option exercise price is upheld, there remains a dispute as to whether SLTPC has now waived its rights under the Option Agreement to acquire the Tribune Assets at that price. The District Court had set a date of October 10, 2003 (the “Closing Date”) for the closing to occur. On October 9, 2003, counsel for SLTPC sent a letter to counsel for MediaNews notifying the Company that SLTPC would not pay the $355.5 million option exercise price, and raised additional objections to the proposed closing documentation; accordingly, no closing occurred on October 10, 2003. The Company contends that this was SLTPC’s sole opportunity to close at the $355.5 million price, while SLTPC contends that in light of its objections, it would be entitled to another opportunity to close at that price. It is expected that any dispute over SLTPC’s opportunity for a second closing will be litigated in the main action between the parties (see discussion in the paragraph below).
     During the time in which the appraisal and exercise price issues were on appeal before the Tenth Circuit, SLTPC’s main action was stayed. In the main action, SLTPC’s pending claims against the Company and Kearns Tribune include claims for damages for breach of contract and breach of contractual duties (in the event some or all of the Tribune Assets are not transferred to SLTPC) and for interference with contract (arising out of the amendment of the JOA in 2001). The Company and Kearns Tribune have pending counterclaims against SLTPC, which include claims for damages for breaches of contract and interference with contract. Additionally, the Company and Kearns Tribune have pending counterclaims for declaratory judgment, but no damage claims against Deseret News Publishing Company (“Deseret Publishing”). Deseret Publishing has pending claims against SLTPC for damages, and claims that do not seek damages against the Company and Kearns Tribune as to the meaning and enforceability of the Option Agreement and related Management and Joint Operating Agreements. Additionally, given the District Court’s dismissal on October 24, 2005 of SLTPC’s appraisal lawsuit, it is anticipated,

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
depending upon the outcome of SLTPC’s appeal to the Tenth Circuit, that the main action may also encompass litigation by the parties concerning whether the Option Agreement expired when SLTPC did not exercise it on October 10, 2003 (as the Company and Kearns Tribune contend even though the appraisal process and the $355.5 million exercise price were upheld), or whether SLTPC still has the opportunity to exercise the Option Agreement (as SLTPC contends). No schedule has yet been set for the litigation of these issues.
     The Company is not in a position at this time to predict the likely outcome of this litigation. However, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.3 million and $0.5 million, was recorded in other (income) expense, net for the three and six months ended December 31, 2005, related to the cost of defending these lawsuits. The cost of defending these lawsuits may continue to be substantial.
Other
     There have been no other material changes in the other contingent matters discussed in Note 11: Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
NOTE 5: Long-Term Debt
     On September 8, 2005, the Company amended its December 30, 2003 bank credit facility (the “amended facility”). The amended facility maintains the $350.0 million revolving credit facility, the $100.0 million term loan “A” and provides for a $147.3 million term loan “B,” which was used to pay off the term loan “C” facility. The term loan “B” bears interest based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin of 1.25% or 0.25%, respectively. Term loan “B” requires quarterly principal payments as follows: $0.4 million through December 2009; $35.2 million from March through September 2010, with the remaining balance due at maturity on December 30, 2010. Amounts repaid under the term loan “A” and “B” facilities will not be available for re-borrowing. Borrowings under the revolving facility may be repaid and re-borrowed, subject to usual and customary conditions for facilities of this nature. The revolving credit facility reduces to $250.0 million on December 30, 2008 and matures on December 30, 2009. The Company may increase the amount of the amended facility by up to $200.0 million, subject to obtaining commitments of lenders to loan such additional amounts and to usual and customary conditions. All other borrowing conditions of the bank credit facility entered into on December 30, 2003, as described in Note 6: Long-Term Debt of the Company’s June 30, 2005 Annual Report on Form 10-K, continue to apply and have not been amended. At December 31, 2005, the balances outstanding under the revolving credit portion of the bank credit facility, term loan “A” and term loan “B” were $160.6 million, $100.0 million and $146.5 million, respectively.
     The nature of the Company’s other long-term debt and related maturities has not materially changed since June 30, 2005.
     In January 1998, the Company entered into an option agreement in association with the acquisition financing related to one of its newspapers. The option entitles the holder to purchase the assets used in the publication of one of the Company’s newspaper properties, which the option holder can currently exercise or put to the Company based on a predetermined formula. At December 31 and June 30, 2005, the option repurchase price was valued at approximately $6.4 million and $6.1 million, respectively, and is recorded as a component of other long-term liabilities. The purchase price of the option can increase or decrease each quarter based on the performance of the publication because a significant component of the option repurchase formula is the twenty-four month trailing cash flows of the publication. If the option is put to the Company, the Company expects to fund the payment with available borrowings from its bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in the Company’s balance sheet as long-term. The option expires in January 2010 at which time, if the option remains outstanding, the Company would be required to repurchase it.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 6: Employee Benefit Plans
Components of Net Periodic Benefit Cost (Pension and Other Benefits)

	Pension Plans
	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$281	$279	$562	$558
Interest cost	1,420	1,487	2,840	2,974
Expected return on plan assets	(1,617)	(1,591)	(3,234)	(3,182)
Amortization of deferral	104	115	208	230
Amortization of net loss	748	510	1,496	1,020
Curtailment loss	—	443	—	443

Net periodic benefit cost	$936	$1,243	$1,872	$2,043

	Other Benefits
	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$157	$87	$278	$174
Interest cost	87	81	147	162
Amortization of deferral	(3)	—	(6)	—
Amortization of net loss	11	16	15	32
Curtailment loss	—	28	—	28
Other one-time adjustment	190	—	190	—

Net periodic benefit cost	$442	$212	$624	$396

Employer Contributions
     The Company expects to contribute approximately $2.0 million to $2.5 million to its pension plans in fiscal year 2006. Contributions of approximately $1.5 million have been made through December 31, 2005.
NOTE 7: Acquisitions and Other Transactions
Texas-New Mexico Newspapers Partnership
     Prior to December 26, 2005, the Company owned a 33.8% interest in the Texas-New Mexico Newspapers Partnership (the “Partnership”), which operated six daily newspapers in Texas and New Mexico. Gannett Texas L.P., a wholly-owned subsidiary of Gannett Co., Inc. (“Gannett”), owned the remaining 66.2% of the Partnership. The Company used the equity method of accounting to account for its investment in the Partnership through December 25, 2005.
     Effective December 26, 2005, MediaNews contributed to the Partnership the assets of four daily newspapers published in southern Pennsylvania and Gannett contributed assets of the Public Opinion, published in Chambersburg, PA. Assets contributed by MediaNews included The Evening Sun (Hanover), the Lebanon Daily News, and MediaNews’ interest in the entity that owns and publishes the York Daily Record and York Sunday News, which will continue to be published under the terms of a joint operating agreement along with The York Dispatch.
     In conjunction with the partners’ contributions of newspaper assets, the partnership agreement was amended and restated to provide, among other things, that MediaNews will have the right to appoint a majority of the members of the Partnership’s Management Committee and control the day-to-day operations of the Partnership.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As a result of the asset contributions described, MediaNews now owns approximately 59.4% of the Partnership, and Gannett owns the remaining 40.6%. Also effective December 26, 2005, the Partnership became a consolidated subsidiary of MediaNews. The transaction was accounted for as a non-monetary transaction at fair value based on an independent valuation. The Company’s contribution to the Texas-New Mexico Newspapers Partnership was treated as three separate, but simultaneous transactions: (1) a sale, whereby for accounting purposes, the Company sold to Gannett a 40.6% interest in its Pennsylvania newspapers, resulting in an immaterial non-monetary gain (pursuant to Statement of Financial Accounting Standards No. 153, Exchanges of Non-Monetary Assets), (2) the acquisition of an additional 25.6% interest in the Texas-New Mexico Newspapers Partnership and (3) the acquisition of a 59.4% interest in the Chambersburg, PA newspaper. The restructuring of the Texas-New Mexico Newspapers Partnership did not have a significant impact on the Company’s current operating results. The accounting for the business combination is preliminary and resulted in the following being recorded: approximately $50.6 million attributable to the incremental tangible net assets (primarily fixed assets) and approximately $24.4 million attributable to the incremental goodwill associated with the transaction. In addition, the Company’s equity investment balance of approximately $75.9 million was eliminated and allocated to tangible assets, goodwill and minority interest. As a result, minority interest of approximately $58.9 million has been recorded to reflect Gannett’s interest in the Partnership. The Company anticipates finalizing its purchase price allocation in the third quarter of its fiscal year 2006.
The Detroit News
     On August 3, 2005, the Company purchased the stock of The Detroit News, Inc., which included the editorial assets of The Detroit News, a daily newspaper published in Detroit, Michigan and a limited partnership interest in the Detroit Newspaper Partnership, L.P. (“Detroit JOA”), for approximately $25.0 million. The Company is responsible for the news and editorial content of The Detroit News pursuant to a JOA agreement. In accordance with the Detroit JOA agreement, the Company receives a fixed preferred distribution each month with possible incremental distributions beginning in 2009 based on profit growth. However, to the extent that the Detroit JOA has insufficient profits to make such fixed preferred distributions, any shortfall will be carried forward. The fixed preferred distributions are as follows: $0.2 million per month during 2005; $5.0 million for calendar years 2006 and 2007; $4.0 million for 2008 and 2009; $3.0 million for 2010 and 2011; $2.0 million for 2012; and $1.9 million for all remaining years until specified amounts are paid. Under the terms of the Detroit JOA, the Company is also reimbursed for its news and editorial costs associated with publishing The Detroit News.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Total revenues	$73,864	$70,512	$139,737	$121,441
Net income	$9,427	$10,551	$17,058	$17,763
     See Note 7: Acquisitions and Other Transactions for discussion of our accounting for the Texas-New Mexico Newspapers Partnership whereby prior to December 26, 2005, the Company accounted for its interest in the partnership as an equity investment. Effective December 26, 2005, the partnership became a consolidated subsidiary of the Company.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9: Leases
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
NOTE 10: Subsequent Events
     On February 1, 2006, MediaNews and E. W. Scripps Company (“Scripps”), completed the formation of the Colorado Publishing Company LLP. Upon formation of the Colorado Publishing Company LLP (“CPC”), MediaNews contributed substantially all of the operating assets used in the publication of the newspapers published by Eastern Colorado Publishing Company, comprised of several small daily and weekly newspapers, and Scripps contributed substantially all of the operating assets used in the publication of the Daily Camera and the Colorado Daily, both published in Boulder, Colorado. In addition to the assets contributed to CPC, MediaNews paid Scripps approximately $20.4 million to obtain its 50% interest in CPC. Scripps owns the remaining 50% interest. The management committee of CPC is comprised of four members, two of whom are appointed by MediaNews and two of whom are appointed by Scripps. Under the partnership agreement, CPC is required to make distributions to the Company equal to 50% of earnings, less working capital required by the partnership.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operating Results
     We have provided below certain summary historical financial data for the three and six months ended December 31, 2005 and 2004, including the percentage change between periods.

	Three Months Ended December 31,		2005 vs.	Six Months Ended December 31,		2005 vs.
	2005	2004	2004	2005	2004	2004
	(Dollars in thousands)			(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$206,225	$201,616	2.3%	$402,797	$393,269	2.4%

Income from Unconsolidated JOAs	(4,551)	9,590	(c )	(8,270)	14,806	(c )

Cost of Sales	63,841	60,964	4.7	126,057	121,725	3.6
Selling, General and Administrative	100,327	93,965	6.8	198,981	189,884	4.8
Depreciation and Amortization	10,393	10,108	2.8	20,665	20,217	2.2
Interest Expense	13,708	12,103	13.3	27,238	24,319	12.0
Other (Income) Expense, Net	(20)	(36)	(c )	1,632	5,399	(c )

Total Costs and Expenses	188,249	177,104	6.3	374,573	361,544	3.6

Equity Investment Income, Net	2,565	3,113	(17.6)	4,424	5,237	(15.5)

Minority Interest	(7,807)	(9,878)	(21.0)	(14,576)	(16,478)	(11.5)

Net Income	4,749	16,240	(c )	5,731	20,846	(c )

CASH FLOW DATA:
Cash Flows from:
Operating Activities	$26,869	$35,273		$46,584	$46,107
Investing Activities	(13,520)	(19,097)		(55,386)	(23,987)
Financing Activities	(14,904)	(16,949)		5,211	(85,424)

NON-GAAP FINANCIAL DATA(a):
Adjusted EBITDA	$42,057	$46,687	(9.9)%	$77,759	$81,660	(4.8)%
Minority Interest in Adjusted EBITDA	(10,156)	(12,899)	(21.3)	(19,182)	(22,164)	(13.5)
Combined Adjusted EBITDA of Unconsolidated JOAs (our share)	11,208	13,023	(13.9)	19,485	21,923	(11.1)
EBITDA of Texas-New Mexico Newspapers Partnership (our share)(b)	2,466	2,743	(10.1)	4,795	5,033	(4.7)

Adjusted EBITDA Available to Company	$45,575	$49,554	(8.0)%	$82,857	$86,452	(4.2)%

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation (“DPC”) for the three and six month periods ended December 31, 2004, and the Texas-New Mexico Newspapers Partnership beginning December 26, 2005, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”) (we acquired the minority interest in DPC in the fourth quarter of our fiscal year 2005 and restructured our interest in the Texas-New Mexico Newspapers Partnership by contributing our operations in Pennsylvania late in the second quarter of our fiscal year 2006); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership through December 25, 2005 (see footnote b). See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information.

(b)	EBITDA of Texas-New Mexico Newspapers Partnership. The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it was an integral part of our cash flows from operations as defined by our debt covenants. Beginning December 26, 2005, we became the controlling partner of the Texas-New Mexico Newspapers Partnership at which time we began consolidating their results. See Note 7: Acquisitions and Other Transactions of the notes to condensed consolidated financial statements of this Form 10-Q for further discussion of the partnership restructuring.

(c)	Not meaningful.

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
OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Three Months Ended December 31,		2005 vs.	Six Months Ended December 31,		2005 vs.
	2005	2004	2004	2005	2004	2004
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$284,455	$280,590	1.4%	$556,363	$546,479	1.8%

Cost of Sales	94,600	91,843	3.0	187,061	183,068	2.2
Selling, General and Administrative	136,590	129,037	5.9	272,058	259,828	4.7
Depreciation and Amortization	24,626	13,442	83.2	46,978	26,972	74.2
Interest Expense	13,762	12,156	13.2	27,345	24,413	12.0
Other (Income) Expense, Net	1,452	10	(c )	2,967	5,667	(c )

Total Costs and Expenses	271,030	246,488	10.0	536,409	499,948	7.3

Minority Interest	(7,807)	(9,878)	(21.0)	(14,576)	(16,478)	(11.5)

Net Income	4,749	16,240	(c )	5,731	20,846	(c )

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:

Operating Activities	$26,869	$35,273		$46,584	$46,107
Investing Activities	(13,520)	(19,097)		(55,386)	(23,987)
Financing Activities	(14,904)	(16,949)		5,211	(85,424)

PRO-RATA OTHER DATA(a):
Adjusted EBITDA	$53,265	$59,710	(10.8)%	$97,244	$103,583	(6.1)%
Minority Interest in Adjusted EBITDA	(10,156)	(12,899)	(21.3)	(19,182)	(22,164)	(13.5)
EBITDA of Texas-New Mexico Newspapers Partnership (our share)(b)	2,466	2,743	(10.1)	4,795	5,033	(4.7)

Adjusted EBITDA Available to Company	$45,575	$49,554	(8.0)%	$82,857	$86,452	(4.2)%

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
     Advertising revenue is earned and recognized when advertisements are published, inserted, aired or displayed and is net of provisions for estimated rebates, rate adjustments and discounts. Circulation revenue includes home delivery subscription revenue, single copy and third party sales. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for returns. Home delivery subscription revenue is earned and recognized when the newspaper is delivered to the customer or sold to home delivery independent contractors. Amounts received in advance of an advertising run date or newspaper delivery are deferred and recorded on the balance sheet as a current liability (“Unearned Income”) and recognized as revenue when earned.
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
Comparison of the Three and Six Months Ended December 31, 2005 and 2004
     Certain transactions in fiscal year 2005 had an impact on the comparisons of our results for the three and six months ended December 31, 2005 and 2004. In January 2005, we purchased The Park Record, a biweekly newspaper in Park City, Utah, and in June 2005, we purchased the remaining 20% of The Denver Post Corporation which we did not own. Also, in August 2005, we purchased The Detroit News, Inc. which included a limited partnership interest in the Detroit JOA. In addition, effective December 26, 2005, we restructured the Texas-New Mexico Newspapers Partnership (the “Partnership”) whereby we contributed to the Partnership our Pennsylvania newspapers, The Evening Sun (Hanover), the Lebanon Daily News and our interest in the partnership that publishes the York Daily Record and York Sunday News, which will continue to operate under the terms of a joint operating agreement along with The York Dispatch. Our partner contributed the Public Opinion in Chambersburg, PA. As a result of the contributions made and the amendment of the Partnership agreement, the Partnership became a 59.4% owned consolidated subsidiary of ours.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Revenues
     On a same newspaper basis (after adjusting for the aforementioned fiscal year 2005 Park City acquisition and the fiscal year 2006 Texas-New Mexico Newspapers Partnership restructuring), the following changes occurred in our significant revenue categories for the three and six month periods ended December 31, 2005 as compared to the same periods in the prior year.
     Advertising Revenues. Advertising revenues increased by approximately 1.6% and 2.1%, respectively, for the three and six month periods ended December 31, 2005, as compared to the same periods in the prior fiscal year. The increase in advertising was due principally to increases in national and preprint advertising categories, as well as increases in revenues from our Internet operations, offset in part by a decrease in retail (ROP) advertising. The classified advertising category decreased slightly with increases in classified employment and classified real estate being offset by decreases in classified automotive.
     Circulation Revenues. Circulation revenues decreased by 4.4% and 4.9%, respectively, for the three and six month periods ended December 31, 2005, as compared to the same periods in the prior fiscal year. The decrease was primarily due to pricing pressures at most of our newspapers, which resulted in our offering greater discounts to acquire new and retain existing subscribers, in order to help achieve our home delivery volume goals.
Income from Unconsolidated JOAs
     As noted in our discussion of critical accounting policies, income from unconsolidated JOAs (Denver and Salt Lake City) includes our proportionate share of net income from those JOAs, the amortization of subscriber lists created by the original purchase by us, editorial costs, miscellaneous revenue and other charges directly attributable to providing editorial content and news for newspapers party to a JOA. The following discussion takes into consideration all of the associated revenues and expenses described above. The results for the three and six months ended December 31, 2005 were negatively impacted by the accelerated depreciation taken on certain fixed assets at the current production facilities in Denver and Salt Lake City which will be retired earlier than originally expected due to the construction of new production facilities at the respective locations. Excluding the effect of accelerated depreciation, income from unconsolidated JOAs is down compared to the same periods in the prior year. The results of the Denver JOA were negatively impacted by a soft advertising market combined with higher newsprint prices, increased circulation, promotion and delivery costs, increased costs related to the growth in its Internet operations, and increased employee benefit costs. Excluding the impact of the accelerated depreciation, the results of the Salt Lake City JOA were relatively flat year over year. While the Salt Lake City JOA experienced many of the operating expense increases that the Denver JOA did, its advertising revenue gains kept pace with these increases.
Cost of Sales
     The purchase of The Park Record in fiscal year 2005 and the December 2005 Texas-New Mexico Newspapers Partnership restructuring had the net impact of increasing cost of sales by $0.9 million and $1.3 million, respectively, for the three and six month periods ended December 31, 2005 as compared to the same periods in the prior fiscal year. Excluding these transactions, cost of sales increased 3.3% and 2.5% respectively. The current year increase in cost of sales was due in part to a 7.4% and 7.1% increase in newsprint prices as compared to the same three and six month periods ended in the prior fiscal year. Our average price of newsprint was $562 and $557 per metric ton for the three and six month periods ended December 31, 2005 as compared to $523 and $520 per metric ton for the same periods in fiscal year 2005. Increases in newsprint prices were offset in part by a slight decrease in newsprint consumption. Excluding newsprint, our cost of sales remained relatively flat.
Selling, General and Administrative
     The purchase of The Park Record in fiscal year 2005 and the December 2005 Texas-New Mexico Newspapers Partnership restructuring had the net impact of increasing SG&A by $0.9 million and $1.3 million for the three and six month periods ended December 31, 2005, as compared to the same periods in the prior fiscal year. Excluding these transactions, SG&A increased 5.8% and 4.1%. The current increases were primarily the result of increases in employee costs, including health care and retirement benefits, as well as increased costs associated with circulation promotion and delivery, and increased costs related to the growth in our advertising revenues and Internet operations. Expenses related to our Internet operations increased $1.4 million (37.7%) and $2.6 million (35.0%) for the three and six month periods ended December 31, 2005 as compared to the same periods in the prior fiscal year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Interest Expense
     The increase in interest expense was the result of an increase in the average debt outstanding due to borrowings related to the August 3, 2005 purchase of our interest in the Detroit JOA, the June 10, 2005 purchase of the remaining 20% of The Denver Post Corporation which we did not own, funding for our share of the cost of the new production and office facility being built in Salt Lake City, as well as an increase in the weighted average cost of debt. For the three month period ended December 31, 2005, our average debt outstanding increased $34.1 million, or 3.9%, as compared to the same period in the prior year. For the six month period ended December 31, 2005, our average debt outstanding increased $26.2 million, or 3.0%. For both the three and six month periods ended December 31, 2005, our weighted average interest rate increased 66 basis points as compared to the same periods in the prior fiscal year.
Other (Income) Expense, Net
     We include expenses and income items that are not related to current operations in other (income) expense, net.
     The charges incurred for the three month period ended December 31, 2005 relate to litigation expense of $0.3 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $(0.3) million related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133, $(0.3) million gain recognized in conjunction with the contribution of our newspapers in Pennsylvania into the Texas-New Mexico Newspapers Partnership, and $0.3 million associated with various other costs that were not related to ongoing operations.
     The charges incurred for the six month period ended December 31, 2005 relate to litigation expense of $0.5 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.6 million related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133, $(0.3) million gain recognized in conjunction with the contribution of our newspapers in Pennsylvania into the Texas-New Mexico Newspapers Partnership, and $0.8 million associated with various other costs that were not related to ongoing operations.
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
     The net cash flows related to operating activities increased $0.5 million for the six month period ended December 31, 2005. The majority of the change is attributable to timing of payments of accounts payable and accrued liabilities and timing of distributions from our unconsolidated JOAs, as well as a reduction in distributions from our Denver JOA due to capital expenditure requirements.
     The net cash outflows related to investing activities increased by $31.4 million, primarily due to the $27.7 million investment in the Detroit JOA and other investments, combined with a $6.6 million increase in net capital expenditures. Approximately $9.9 million of the current year capital expenditures are related to our share of the cost of a new printing and office facility being constructed for the Salt Lake City JOA. In addition, capital expenditures for the six month period ended December 31, 2005 include expenditures related to the construction of a new building in San Bernardino, California and a project to implement new advertising and circulation systems Company-wide.
     The net cash flows related to financing activities increased by $90.6 million. For the six month period ended December 31, 2005, activity included normal borrowings and paydowns on long-term debt, as well as borrowings to finance the purchase of our interest in the Detroit JOA. Excluding the Detroit transaction and other investments, and refinancing costs of the new credit facility, we paid down debt of approximately $21.1 million in the most recent two quarters. Prior period activity included using cash on hand and available borrowings under the revolver portion of our credit facility to repurchase all of our outstanding 8 5/8% Senior Subordinated Notes for $208.6 million (including $8.6 million of repurchase premiums). In addition, activity in the prior period included normal borrowings and paydowns on long-term debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity
     On September 8, 2005, we amended and restated our December 30, 2003 bank credit facility to take advantage of lower pricing available in the bank loan market. Our amended bank credit facility provides for borrowings of up to $597.3 million, consisting of a $350.0 million revolving credit facility, a $100.0 million term loan “A” and a $147.3 million term loan “B.” During the next twelve months, we will make scheduled quarterly principal payments of $0.4 million under term loan “B,” which we intend to pay from operating cash flows. Any payments on the term loan cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. At December 31, 2005, the balances outstanding under the revolving credit portion of our bank credit facility, term loan “A” and term loan “B” were $160.6 million, $100.0 million and $146.5 million, respectively. As of December 31, 2005, we had $180.8 million available for future borrowings under the revolver portion of our new bank credit facility, net of $8.6 million in outstanding letters of credit.
     In January 1998, we entered into an option agreement in association with the acquisition financing related to one of our newspapers. The option, which is currently exercisable or putable based on a predetermined formula, entitles the holder to purchase the assets used in the publication of one of our daily newspapers. The option repurchase price at December 31, 2005 is valued at approximately $6.4 million and is recorded as a component of other long-term liabilities. If the option were put to us, the payment would be funded from unused commitments under our bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in our balance sheet as long-term.
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
     In September 2005, the management committee of the Denver JOA authorized the incurrence of up to $150.0 million of debt by the Denver JOA to finance furniture, fixtures and computers for its new office building and new presses and related equipment and building costs necessary to consolidate two production facilities into one. We own a 50% interest in the Denver JOA.
     Our ability to service our debt and fund planned capital expenditures depends on our ability to generate operating cash flows in the future. Based on current levels, we believe our cash flow from operations, cash on hand and borrowings available under our bank credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.
     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2006 will be approximately $2.0 million to $2.5 million, of which approximately $1.5 million has been made through December 31, 2005. We also expect federal and state income tax payments to increase during fiscal year 2006 as compared to fiscal year 2005 related to the impact of alternative minimum taxes.
Off-Balance Sheet Arrangements and Contractual Obligations
     Our various contractual obligations and funding commitments related to our long-term debt have changed since our Annual Report on Form 10-K for the year ended June 30, 2005 as more fully described above and in Note 5: Long-Term Debt.
     Our other contractual obligations have not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2005, other than as described in Note 9: Leases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Expenditures

	Capital Expenditures
	Six Months Ended December 31, 2005
	(Dollars in thousands)
	Wholly-Owned	Non	Our Share of
	Subsidiaries and	Wholly-Owned	Unconsolidated
	Consolidated JOAs	Subsidiaries	JOAs	Total
Total Capital Projects	$20,158	$8,127	$4,534	$32,819

Less Minority Partners’ Share	—	(3,720)	—	(3,720)

Our Share of Capital Projects	$20,158	$4,407	$4,534	$29,099

Near Term Outlook
Newsprint Prices
     Newsprint suppliers continue to announce price increases. However, the timing and amount of the price increases that will take hold in the market are uncertain at this time. The January 2006 RISI (“Resource Information Systems, Inc.”) price index for 30 pound newsprint was $640 per metric ton compared to $570 per metric ton in January 2005. As a large buyer of newsprint, our cost of newsprint continues to be below the RISI price index.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK
Debt
     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes the bank term loans and the revolving credit portion of our bank credit facility. In September 2005, we amended our December 30, 2003 bank credit facility to reduce our borrowing margins. No other significant terms were changed. Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. The weighted average interest rate has changed from 4.42% at June 30, 2005 to 5.50% at December 31, 2005. Other than the September 30, 2005 amendment to our bank credit facility, our bank debt has not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2005.
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
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure).

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$26,869	$35,273	$46,584	$46,107
Net Change in Operating Assets and Liabilities	7,266	14,475	14,107	29,029
Distributions Paid to Minority Interest	4,137	4,546	9,623	12,342
Distributions of Earnings from Unconsolidated JOAs	(18,744)	(30,126)	(36,965)	(47,590)
Distributions of Earnings from Equity Investments	(2,614)	(2,151)	(5,640)	(5,511)
Interest Expense	13,708	12,103	27,238	24,319
Bad Debt Expense	(2,358)	(2,152)	(4,328)	(4,368)
Pension Expense, Net of Cash Contributions	(955)	(190)	(393)	(498)
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	16,325	12,414	32,371	24,369
Net Cash Related to Other (Income), Expense	(1,577)	2,495	(4,838)	3,461

Adjusted EBITDA	42,057	46,687	77,759	81,660
Minority Interest in Adjusted EBITDA	(10,156)	(12,899)	(19,182)	(22,164)
Combined Adjusted EBITDA of Unconsolidated JOAs (our share)	11,208	13,023	19,485	21,923
EBITDA of Texas-New Mexico Newspapers Partnership (our share)(c)	2,466	2,743	4,795	5,033

Adjusted EBITDA Available to Company	$45,575	$49,554	$82,857	$86,452

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation (“DPC”) for the three and six month periods ended December 31, 2004, and the Texas-New Mexico Newspapers Partnership beginning December 26, 2005, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”) (we acquired the minority interest in DPC in the fourth quarter of our fiscal year 2005 and restructured our interest in the Texas-New Mexico Newspapers Partnership by contributing our operations in Pennsylvania late in the second quarter of our fiscal year 2006); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership through December 25, 2005 (see footnote c).

(b)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(c)	EBITDA of Texas-New Mexico Newspapers Partnership. Beginning December 26, 2005, we became the controlling partner of the Texas-New Mexico Newspapers Partnership at which time we began consolidating their results (See Note 7: Acquisitions and Other Transactions of this Form 10-Q for further discussion of the partnership restructuring). The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
     Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. Dollar amounts shown are in thousands.

	Three Months Ended December 31, 2005
		Unconsolidated JOAs
	As Presented Under	Pro-Rata	As Presented on a
	GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$206,225	$78,230	$284,455

Income from Unconsolidated JOAs	(4,551)	4,551	—

Cost of Sales	63,841	30,759	94,600
Selling, General and Administrative	100,327	36,263	136,590
Depreciation and Amortization	10,393	14,233	24,626
Interest Expense	13,708	54	13,762
Other (Income) Expense, Net	(20)	1,472	1,452

Total Costs and Expenses	188,249	82,781	271,030

Net Income	4,749	—	4,749

Adjusted EBITDA(2)	$42,057	$11,208	$53,265

	Six Months Ended December 31, 2005
		Unconsolidated JOAs
	As Presented Under	Pro-Rata	As Presented on a
	GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$402,797	$153,566	$556,363

Income from Unconsolidated JOAs	(8,270)	8,270	—

Cost of Sales	126,057	61,004	187,061
Selling, General and Administrative	198,981	73,077	272,058
Depreciation and Amortization	20,665	26,313	46,978
Interest Expense	27,238	107	27,345
Other (Income) Expense, Net	1,632	1,335	2,967

Total Costs and Expenses	374,573	161,836	536,409

Net Income	5,731	—	5,731

Adjusted EBITDA(2)	$77,759	$19,485	$97,244

	Three Months Ended December 31, 2004
		Unconsolidated JOAs
	As Presented Under	Pro-Rata	As Presented on a
	GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$201,616	$78,974	$280,590

Income from Unconsolidated JOAs	9,590	(9,590)	—

Cost of Sales	60,964	30,879	91,843
Selling, General and Administrative	93,965	35,072	129,037
Depreciation and Amortization	10,108	3,334	13,442
Interest Expense	12,103	53	12,156
Other (Income) Expense, Net	(36)	46	10

Total Costs and Expenses	177,104	69,384	246,488

Net Income	16,240	—	16,240

Adjusted EBITDA(2)	$46,687	$13,023	$59,710

	Six Months Ended December 31, 2004
		Unconsolidated JOAs
	As Presented Under	Pro-Rata	As Presented on a
	GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$393,269	$153,210	$546,479

Income from Unconsolidated JOAs	14,806	(14,806)	—

Cost of Sales	121,725	61,343	183,068
Selling, General and Administrative	189,884	69,944	259,828
Depreciation and Amortization	20,217	6,755	26,972
Interest Expense	24,319	94	24,413
Other (Income) Expense, Net	5,399	268	5,667

Total Costs and Expenses	361,544	138,404	499,948

Net Income	20,846	—	20,846

Adjusted EBITDA(2)	$81,660	$21,923	$103,583

Footnotes for tables above.

(1)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs (Denver and Salt Lake City). Our interest in the earnings of Newspaper Agency Corporation (Salt Lake City) is 58%, while our interest in the Denver Newspaper Agency is 50%. This adjustment also includes the editorial costs, revenues received outside of these JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

(2)	As Presented Under GAAP. Adjusted EBITDA is not a GAAP measure.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
     Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure).

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$26,869	$35,273	$46,584	$46,107
Net Change in Operating Assets and Liabilities	7,266	14,475	14,107	29,029
Distributions Paid to Minority Interest	4,137	4,546	9,623	12,342
Distributions of Earnings from Unconsolidated JOAs	(18,744)	(30,126)	(36,965)	(47,590)
Distributions of Earnings from Equity Investments	(2,614)	(2,151)	(5,640)	(5,511)
Interest Expense	13,708	12,103	27,238	24,319
Bad Debt Expense	(2,358)	(2,152)	(4,328)	(4,368)
Pension Expense, Net of Cash Contributions	(955)	(190)	(393)	(498)
Net Cash Related to Other (Income), Expense	(1,577)	2,495	(4,838)	3,461
Combined Adjusted EBITDA of Unconsolidated JOAs (our share)(b)	11,208	13,023	19,485	21,923
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(c)	16,325	12,414	32,371	24,369

Adjusted EBITDA	53,265	59,710	97,244	103,583
Minority Interest in Adjusted EBITDA	(10,156)	(12,899)	(19,182)	(22,164)
EBITDA of Texas-New Mexico Newspapers Partnership (our share)(d)	2,466	2,743	4,795	5,033

Adjusted EBITDA Available to Company	$45,575	$49,554	$82,857	$86,452

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation (“DPC”) for the three and six month periods ended December 31, 2004, and the Texas-New Mexico Newspapers Partnership beginning December 26, 2005, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”) (we acquired the minority interest in DPC in the fourth quarter of our fiscal year 2005 and restructured our interest in the Texas-New Mexico Newspapers Partnership by contributing our operations in Pennsylvania late in the second quarter of our fiscal year 2006); (ii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership through December 25, 2005(see footnote d). Note that pro-rata consolidation already takes into account our proportionate share of the results from our unconsolidated JOAs (Denver and Salt Lake City).

(b)	Combined Adjusted EBITDA of Unconsolidated JOAs. Calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(c)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(d)	EBITDA of Texas-New Mexico Newspapers Partnership. Beginning December 26, 2005, we became the controlling partner of the Texas-New Mexico Newspapers Partnership at which time we began consolidating their results (See Note 7: Acquisitions and Other Transactions of this Form 10-Q for further discussion of the partnership restructuring). The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants.

EXHIBIT INDEX

Exhibits
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s June 30, 2005 Form 10-K)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s June 30, 2005 Form 10-K)

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

10.1	Amended and Restated Partnership Agreement for Texas-New Mexico Newspapers Partnership, by and between Gannett Texas L.P. and TNP Publishing, LLC dated December 25, 2005

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002