Form 10-K/A
period 2005-06-30
MEDIANEWS GROUP INC
filed 2006-03-30
CIK 918944

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
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Act.Yes ☑      No ☐
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Item (1) Yes ☑      No ☐; Item (2) Yes ☐      No ☑*
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐      No ☑
     State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
     Not applicable as there is no active market for our common equity.
     The number of shares outstanding of the registrant’s common stock as of March 30, 2006 was 2,298,346.
     Documents Incorporated by Reference: None
*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2005 pursuant to Section 15(d) of the Securities Exchange Act of 1934.

EXPLANATORY NOTE
This Form 10-K/A is being filed for the sole purpose of including in MediaNews Group, Inc.’s Form 10-K for the year ended June 30, 2005 the audited financial statements of Newspaper Agency Corporation (NAC) for the years ended December 31, 2005, 2004 and 2003 as required by Rule 3-09 of Regulation S-X. NAC is the managing entity of a Joint Operating Agency (JOA) agreement between Kearns-Tribune, LLC (a wholly owned subsidiary of MediaNews Group, Inc.) and the Deseret News Publishing Company (owner of the Deseret Morning News). Under the terms of the JOA agreement, NAC is responsible for performing all the business functions of The Salt Lake Tribune and the Deseret Morning News, including advertising and circulation sales, production and distribution. News and editorial costs related to The Salt Lake Tribune are performed separately from NAC and are the sole responsibility of Kearns-Tribune, LLC. Similarly, news and editorial costs related to the Deseret Morning News are the sole responsibility of Deseret News Publishing Company, the other party to the JOA. While Kearns-Tribune, LLC owns 50% of NAC, earnings of NAC are allocated 58% to Kearns-Tribune, LLC and 42% to the Deseret News Publishing Company because The Salt Lake Tribune has greater circulation than the Deseret Morning News. Item 15 is also amended to include the list of NAC financial statements being filed herewith and the related independent auditors’ reports and certifications by the Chief Executive Officer, President, and the Chief Financial Officer of MediaNews Group, Inc. No other information contained in MediaNews Group’s Form 10-K for the year ended June 30, 2005, has been updated or amended by this Form 10-K/A.
Item 15. and Exhibits Financial Statement Schedules
(a)	The following financial statements and exhibits are filed as part of this report
1.	Newspaper Agency Corporation Financial Statements
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)
Independent Auditor’s Report (KPMG LLP)
Balance sheets December 31, 2005 and 2004
Statements of earnings and retained earnings (accumulated deficit) for the years ended December 31, 2005, 2004 and 2003
Statements of cash flows for the years ended December 31, 2005, 2004 and 2003
Notes to financial statements

3.	Exhibits See accompanying index to exhibits on page 20.

NEWSPAPER AGENCY CORPORATION
Financial Statements
December 31, 2005 and 2004 and for the years ended
December 31, 2005, 2004 and 2003

NEWSPAPER AGENCY CORPORATION
Financial Statements
December 31, 2005 and 2004 and for the years ended
December 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm
The Board of Directors
Newspaper Agency Corporation
We have audited the accompanying balance sheets of Newspaper Agency Corporation as of December 31, 2005 and 2004, and the related statements of earnings and retained earnings (accumulated deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newspaper Agency Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Denver, Colorado
March 2, 2006

Independent Auditor’s Report
The Board of Directors
Newspaper Agency Corporation
We have audited the accompanying statements of earnings and retained earnings and cash flows of Newspaper Agency Corporation for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Newspaper Agency Corporation for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP
Salt Lake City, Utah
March 12, 2004

Newspaper Agency Corporation
Balance Sheets

	December 31
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$218,857	$221,766
Restricted cash	643,960	634,056
Receivables:
Trade accounts:
Advertising	16,140,178	14,381,370
Circulation	1,137,060	1,137,446
Principals	1,894,399	5,935,900
Other	726,651	385,318
Less allowance for doubtful receivables	(523,867)	(460,070)

Net receivables	19,374,421	21,379,964

Inventories	1,711,516	2,121,184
Prepaid expenses	893,842	862,646

Total current assets	22,842,596	25,219,616

Cash value of life insurance, net	282,913	276,008
Net prepaid pension costs	9,463,088	10,014,616
Other assets	81,986	80,647

Total other assets	9,827,987	10,371,271

Total assets	$32,670,583	$35,590,887

See accompanying notes.

Newspaper Agency Corporation
Balance Sheets (continued)

	December 31
	2005	2004

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,639,110	$2,559,756
Accrued salaries and benefits	4,078,367	3,703,527
Deferred subscription and advertising revenue	5,301,143	4,222,016
Compensation to Principals	2,460,808	7,861,445
Other liabilities	1,652,954	1,459,743

Total current liabilities	16,132,382	19,806,487

Postretirement and postemployment benefit liabilities	6,277,887	6,351,818
Compensation to Principals associated with net prepaid pension costs	9,131,180	9,663,753

Total liabilities	31,541,449	35,822,058

Stockholders’ equity:
Common stock, $100 par value/100 shares authorized, issued, and outstanding	10,000	10,000
Retained earnings (deficit)	1,119,134	(241,171)

Total stockholders’ equity (deficit)	1,129,134	(231,171)

Total liabilities and stockholders’ equity	$32,670,583	$35,590,887

See accompanying notes.

Newspaper Agency Corporation
Statements of Earnings and Retained Earnings (Accumulated Deficit)

	Years Ended December 31
	2005	2004	2003

Revenues, net of commissions, rebates and discounts:
Advertising	$118,426,359	$114,706,635	$104,416,220
Circulation	28,234,440	28,079,362	28,106,588
Other	2,681,585	2,462,467	2,241,436

	149,342,384	145,248,464	134,764,244

Cost and expenses:
Cost of sales	59,297,917	58,227,662	56,427,770
Selling, general, and administrative	30,169,618	30,327,987	25,054,406
Principals’ compensation	57,787,611	54,724,072	51,430,433

	147,255,146	143,279,721	132,912,609

Earnings before income taxes	2,087,238	1,968,743	1,851,635

Income tax expense	(726,933)	(766,987)	(818,251)

Net earnings	1,360,305	1,201,756	1,033,384

(Accumulated deficit) retained earnings at beginning of year	(241,171)	9,782,073	8,748,689
Distributions of retained earnings to Principals	—	(11,225,000)	—

Retained earnings (accumulated deficit) at end of year	$1,119,134	$(241,171)	$9,782,073

See accompanying notes.

Newspaper Agency Corporation
Statements of Cash Flows

	Years Ended December 31
	2005	2004	2003

Operating activities
Net earnings	$1,360,305	$1,201,756	$1,033,384
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on receivables	1,195,337	976,334	674,449
Deferred income tax benefit	—	—	(189,278)
Changes in operating assets and liabilities:
Advertising receivables	(2,373,480)	(1,799,895)	(218,049)
Circulation receivables	(516,482)	(351,670)	(617,847)
Receivable from Principals	4,041,501	(1,958,909)	(2,760,936)
Other receivables	(341,333)	(32,764)	(82,071)
Inventories	409,668	(167,615)	144,770
Prepaid expenses	(31,196)	(269,298)	(105,510)
Cash value of life insurance, net	(6,905)	66,615	23,844
Net prepaid pension costs	551,528	610,986	608,953
Other assets	(1,339)	(57,297)	—
Accounts payable	79,354	(292,197)	208,285
Accrued salaries and benefits	374,840	639,675	(23,734)
Deferred subscription and advertising revenue	1,079,127	1,765,712	45,220
Compensation to Principals	(5,400,637)	7,820,617	2,140,202
Income taxes payable	—	(1,222,366)	1,222,366
Other liabilities	193,211	1,128,071	230,585
Postretirement and postemployment benefit liabilities	(73,931)	2,684,836	150,530
Compensation to Principals associated with net prepaid pension costs	(532,573)	(589,604)	(587,988)

Net cash provided by operating activities	6,995	10,152,987	1,897,175

Investing activities
Change in restricted cash	(9,904)	(634,056)	—

Net cash used in investing activities	(9,904)	(634,056)	—

Financing activities
Distributions to Principals from retained earnings	—	(11,225,000)	—

Net cash used in financing activities	—	(11,225,000)	—

Net increase (decrease) in cash and cash equivalents	(2,909)	(1,706,069)	1,897,175
Cash and cash equivalents at beginning of year	221,766	1,927,835	30,660

Cash and cash equivalents at end of year	$218,857	$221,766	$1,927,835

See accompanying notes.

NEWSPAPER AGENCY CORPORATION
Notes to Financial Statements
December 31, 2005
1. Organization and Business
     Newspaper Agency Corporation (the Company) is a joint operating agency and was incorporated on August 30, 1952 as a result of a Joint Operating Agreement (JOA) made on August 12, 1952 (amended and restated on June 1, 1982 and January 2, 2001), between Kearns-Tribune, LLC and Deseret News Publishing Company (the Principals). The Principals each own 50% of the common stock of the Company. The JOA expires December 31, 2020 with renewal options beyond that date.
     The Company was organized as a joint operating agency to manage, print, distribute, and handle the advertising, under the terms of the JOA, for the respective Utah daily newspapers, The Salt Lake Tribune and The Deseret Morning News. In fulfilling this responsibility, the Company is primarily obligated to fulfill advertising contracts, circulation contracts, compensate its employees and pay its vendors. The Principals maintain separate control and direction of their editorial and news departments and the advertising policies of their respective newspapers. All of the buildings, machinery, and equipment used in the operations of the Company are owned by the Principals. The Company does not make payments for the use of these assets beyond amounts accrued and paid to Principals as Principals’ compensation in the accompanying statements of earnings and retained earnings (accumulated deficit). In addition, under the amended JOA, the Company, acting upon approval from the Principals, may procure equipment that is deemed necessary or advisable for the efficient publication of the newspapers. The Company bills the Principals, at cost, for such equipment purchases and other direct charges (Note 3). The Principals have also agreed to make available for the use of the Company all records, office equipment, and other facilities necessary to enable the Company to carry out the purposes, objects, terms, and conditions of the JOA.
     Pursuant to the JOA as amended, the Company retains 3.5% of revenues collected on behalf of the JOA parties in excess of its expenses as a commission. The Company is obligated to compensate the Principals any amount in excess of its 3.5% commission for services, including, but not limited to, the provision of editorial content used by the Company in the publication and distribution of The Salt Lake Tribune and The Deseret Morning News along with the sole right to produce these newspapers for the Utah market. Such compensation is generally allocated 58% to Kearns-Tribune, LLC and 42% to Deseret News Publishing Company; however, where one of the newspapers determines as a matter of editorial policy not to carry certain classifications of advertising or certain particular advertisements, all receipts and income collected from such advertising is allocated to the party in whose newspaper the advertisements are run, after deducting related operating expenses. Principals’ compensation has been reflected as an expense in the accompanying financial statements.
2. Summary of Significant Accounting Policies and Other Matters
Cash Equivalents
     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has restricted cash for purposes of satisfying a retainage liability on construction scheduled to be completed in 2006.

NEWSPAPER AGENCY CORPORATION
Notes to Financial Statements
December 31, 2005
Trade Accounts Receivable
     Trade accounts receivable, mostly from advertisers and newspaper subscribers, are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to most of its customers. The Company recognizes that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. The level of credit is influenced by the customer’s credit history with the Company and other available information, including industry-specific data. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required. Payment in advance for some advertising and circulation revenue has assisted the Company in maintaining historical bad debt losses at less than 1% of revenue.
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
     Inventories as of December 31 are summarized as follows:

	2005	2004

Newsprint	$1,363,639	$1,716,947
Supplies and parts	347,877	404,237

	$1,711,516	$2,121,184

     Estimated replacement cost of newsprint inventories exceeded the LIFO inventory value by approximately $1,253,000 and $947,000 at December 31, 2005 and 2004, respectively. During 2005, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 purchases, the effect of which decreased cost of goods sold and increased net earnings by approximately $160,000.
Revenue Recognition
     The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. For arrangements containing multiple deliverables, revenues are recognized based on the relative fair value of the deliverables within the arrangement.

NEWSPAPER AGENCY CORPORATION
Notes to Financial Statements
December 31, 2005
     Advertising revenue, including barter, is recognized when advertisements are published, inserted, or displayed and are net of provisions for estimated rebates, credit, and rate adjustments and discounts. Circulation revenue includes single copy and home delivery subscription revenue. Single copy revenue is earned and recognized based on the date the publication is delivered to the single copy outlet, net of provisions for returns. Home delivery subscription revenue, net of discounts, is earned and recognized when the newspaper is delivered to the customer or sold to a home delivery independent contractor. Amounts received in advance of the advertisement or newspaper delivery are deferred and recorded as a current liability to be recognized when the revenue has been earned.
Advertising Costs
     Advertising costs are expensed as incurred or as bartered items are consumed. Advertising expenses for 2005, 2004, and 2003 were approximately $807,000, $1,133,000, and $784,000, respectively, including barter of $775,000, $1,088,000, and $683,000, respectively.
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
     The Company’s results are reported for tax purposes in two tax returns – a partnership tax return and a corporate tax return. The partnership tax return reports all of the operations of the JOA, with the exception of the amount the Company is allowed to retain as its operating profit under the JOA. The Company’s 3.5% commission is reported in the corporate tax return. As a result, all accounts giving rise to deferred tax assets and liabilities are on the tax balance sheet of the partnership, and the related deferred tax assets and liabilities are recorded on the Principals’ financial statements based on their respective ownership percentages. The Company records income tax expense based on the expected commission. Cash payments for income taxes, net of refunds, during 2005, 2004, and 2003 were $727,000, $1,989,000, and $292,000, respectively.
Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses. Actual results could differ from the estimates.
Employee Labor Arrangements
     The Company has approximately 640 full-time employee equivalents, approximately 40% of whom are represented by local unions and work under multiyear collective bargaining agreements. These agreements are renegotiated in the years in which they expire. Such agreements do not expire until December 2007.

NEWSPAPER AGENCY CORPORATION
Notes to Financial Statements
December 31, 2005
3. Related-Party Transactions and Balances
     Transactions with the Principals for the years ended December 31, 2005, 2004 and 2003 and the related balances as of December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Current receivables from Principals (balance sheet):
Kearns-Tribune, LLC	$730,091	$916,679
Deseret News Publishing Company	1,157,548	721,225
Kearns-Tribune, LLC new facility	3,916	2,492,838
Deseret News Publishing Company new facility	2,844	1,805,158

	$1,894,399	$5,935,900

	2005	2004

Compensation to Principals (balance sheet):
Kearns-Tribune, LLC	$1,499,898	$4,623,705
Deseret News Publishing Company	960,910	3,237,740

	$2,460,808	$7,861,445

	2005	2004

Compensation to Principals associated with net prepaid pension costs (balance sheet):
Kearns-Tribune, LLC	$5,296,084	$5,604,977
Deseret News Publishing Company	3,835,096	4,058,776

	$9,131,180	$9,663,753

	2005	2004	2003

Principals’ compensation (statement of earnings):
Kearns-Tribune, LLC	$33,617,398	$31,926,046	$29,981,053
Deseret News Publishing Company	24,170,213	22,798,026	21,449,380

	$57,787,611	$54,724,072	$51,430,433

     In addition to the related-party transactions described above, the Company, as described in Note 5, entered into a rental arrangement during 2005 with MediaNews Group (MNG) and Deseret News Publishing Company (DNPC) that requires monthly rental payments of $2,750. The Company also has a $171,000 receivable from Utah Media Partners, LLC which is owned by MNG and DNPC.

NEWSPAPER AGENCY CORPORATION
Notes to Financial Statements
December 31, 2005
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
     The following table sets forth the plan’s benefit obligations, fair value of plan assets, and the plan’s funded status at December 31, 2005 and 2004:

	2005	2004

Benefit obligation at beginning of year	$27,269,459	$25,966,828
Service cost	1,000,616	1,222,817
Interest cost	1,569,395	1,621,182
Actuarial loss	1,695,586	1,294,825
Benefits paid	(2,270,134)	(2,836,193)

Benefit obligation at end of year	$29,264,922	$27,269,459

Fair value of plan assets at beginning of year	$31,233,536	$32,616,453
Actual return on plan assets	1,533,067	2,248,276
Benefits paid	(2,270,134)	(2,836,193)
Transfers to retiree health care plan	—	(795,000)

Fair value of plan assets at end of year	$30,496,469	$31,233,536

Funded status of plan	$1,231,547	$3,964,077
Unrecognized net loss	8,231,541	6,050,539

Net prepaid benefit cost	$9,463,088	$10,014,616

Weighted-average assumption as of December 31:
Discount rate	5.50%	6.00%
Expected return on plan assets	8.00	8.00
Rate of compensation increase	3.50	4.00
     The components of the Company’s net periodic pension expense associated with its defined benefit retirement plan at December 31 are as follows:

	2005	2004	2003

Service cost	$1,000,616	$1,222,817	$985,482
Interest cost	1,569,395	1,621,182	1,561,858
Expected return on assets	(2,389,481)	(2,574,303)	(2,415,316)
Net actuarial loss recognition	370,997	106,218	141,857
Transition asset recognition	—	(559,927)	(559,928)

Net periodic pension expense (benefit)	$551,527	$(184,013)	$(286,047)

NEWSPAPER AGENCY CORPORATION
Notes to Financial Statements
December 31, 2005
     The Company’s weighted-average asset allocations for its pension plan as of December 31, 2005, by asset category are as follows:

	2005	2004

Equity securities	72.56%	67.20%
Debt securities	25.64	30.53
Other	1.80	2.27

	100.00%	100.00%

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
     The Company’s estimates of payments to beneficiaries of its pension plan, which reflect expected future service, as appropriate, are as follows:

During the year ended December 31:
2006	$1,297,242
2007	2,102,163
2008	1,858,837
2009	2,349,763
2010	2,517,174
2011 through 2015	15,311,950
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

	2005	2004

Benefit obligation at beginning of year	$8,309,491	$11,467,588
Service cost	—	104,633
Interest cost	514,467	594,360
Actuarial gain	(645,087)	(350,724)
Benefits paid	(734,982)	(799,181)
Amendment	—	353,098
Curtailment	—	(3,060,283)

Benefit obligation at end of year	$7,443,889	$8,309,491

NEWSPAPER AGENCY CORPORATION
Notes to Financial Statements
December 31, 2005

	2005	2004

Fair value of plan assets at beginning of year	$—	$—
Transfers from defined benefit pension plan	—	795,000
Employer contributions	734,982	4,181
Benefits paid	(734,982)	(799,181)

Fair value of plan assets at end of year	$—	$—

Funded status of plan	$(7,443,889)	$(8,309,491)
Unrecognized actuarial loss	1,615,274	2,483,438

Accrued postretirement cost	$(5,828,615)	$(5,826,053)

Weighted-average assumption as of December 31:
Discount rate	5.50%	6.00%
     In April 2004, the Company amended its retiree medical plan. Employees retiring beginning July 1, 2004 are no longer provided postretirement health care coverage, resulting in an overall decrease in employee benefits for the future services of plan participants. As required by SFAS No. 106, the Company accounted for the amendment as a curtailment and immediately recognized all previously unrecognized prior service cost and transition obligation netting to approximately $2,154,000.
     For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005 and assumed to grade to 5.0% in 2015 and remains constant thereafter. At the measurement date the effects of the Medicare Part D subsidy were considered in measuring the accumulated postretirement benefit obligation (APBO). The subsidy related to benefits attributed to past service resulted in a reduction in the APBO of approximately $1,300,000.
     The components of net benefit cost associated with the postretirement health plan at December 31 are as follows:

	2005	2004	2003

Service cost	$—	$104,633	$178,244
Interest cost	514,467	594,360	705,874
Amortization of unrecognized actuarial loss	223,078	136,617	117,878
Amortization of prior service cost	—	(297,768)	(623,716)
Amortization of net transition obligation	—	400,000	800,000

Net benefit cost	$737,545	$937,842	$1,178,280

NEWSPAPER AGENCY CORPORATION
Notes to Financial Statements
December 31, 2005
     Assumed health care cost trends can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage Point	1-Percentage Point
	Increase	Decrease

Effect on total service and interest cost components	$38,138	$33,997
Effect on accumulated benefits obligation	550,765	493,016
     The Company has an IRS Code Section 401(h) medical benefits account. Through this account, qualified retiree medical benefits provided by the Company can be paid by excess pension plan assets. In 2005 and 2004, $0 and $795,000, respectively, of retiree medical benefits were paid through this 401(h) account. The Company expects to contribute to the plan for future benefit payments, from operating cash, as follows:

	Net of Part D Subsidy	Gross

During the year ended December 31:
2006	$730,525	$822,706
2007	741,398	837,119
2008	730,054	830,450
2009	714,340	819,087
2010	705,267	811,688
2011 through 2015	3,131,109	3,667,607
     The Company accrued postemployment benefit costs of approximately $449,000 and $526,000 as of December 31, 2005 and 2004, respectively, for estimated future health insurance premiums to be paid on behalf of certain employees that have been disabled. Included in the 2005 total of $449,000 is $176,000 which has been accrued for a severance agreement with a former officer of the Company. The amount is scheduled to be relieved ratably through July 31, 2008.
Other Plans
     The Company also has two 401(k) savings plans: the Retirement Savings Plan for union employees and the Security Savings Plan for nonunion employees. The 401(k) plans include substantially all employees with service in excess of one year. Participants in the 401(k) plans may elect to defer from 1% to 15% of their compensation. For the Security Savings Plan, the Company will make a matching contribution of 50% of the participant’s contribution up to 6% of the participant’s compensation. The Company made contributions to the Security Savings Plan totaling approximately $205,000, $213,000, and $234,000 for 2005, 2004, and 2003, respectively.

NEWSPAPER AGENCY CORPORATION
Notes to Financial Statements
December 31, 2005
     The Company also made contributions to various multi-employer union pension plans totaling approximately $146,000, $143,000, and $113,000 for 2005, 2004, and 2003, respectively. The Company has no liability with respect to contributions to these plans other than its monthly contribution, which is contractually determined. Under the terms of the unions’ collective bargaining agreements, the Company is obligated to contribute to the various multi-employer union pension plans $2 for each shift worked by a union employee through the expiration of those agreements in 2007.
5. Commitments
     The Company occupies facilities and uses certain equipment under noncancelable leases that are accounted for as operating leases. Total rental expense for operating leases for 2005, 2004, and 2003 was approximately $988,000, $885,000, and $540,000, respectively.
     Future minimum lease payments under such leases as of December 31, 2005 are as follows (lease terms under such leases do not extend beyond December 31, 2009):

Year ended December 31:
2006	$573,462
2007	264,816
2008	116,184
2009	20,373

$974,835

     Rental expense for 2005, 2004, and 2003 includes approximately $238,000, $378,000, and $449,000, respectively, for real properties leased from MNG, DNPC, and Kearns-Tribune, LLC, related parties of the Company (Note 3). The lease agreements with MNG, DNPC and Kearns-Tribune, LLC are on a month-to-month basis.
     The Company also has entered into an arrangement with a third party to provide transportation services associated with distribution of the newspapers. The arrangement has substantial penalties for cancellation and is scheduled to expire in May 2008. The Company makes weekly payments amounting to approximately $50,000.
6. Contingencies
     At December 31, 2005, the Company had issued and outstanding five letters of credit for $650,000, $300,000, $292,000, $100,000, and $86,000 related to its workers’ compensation insurance policies as required by its current and previous providers. The insurers have the right to call upon these letters of credit if the Company defaults on its workers’ compensation obligations. No events of default have occurred during the most recent two annual periods ended December 31, 2005 and 2004, respectively.
     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

EXHIBIT INDEX
Exhibits

3.1	Third Amended and Restated Certificate of Incorporation*

3.2	Amended and Restated Bylaws of MediaNews Group, Inc.*

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s From 10-Q for the period ended December 31, 2003)

4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

10.1	Credit Agreement dated as of December 30, 2003 by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein, and Bank of America, N.A., as administrative agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed January 14, 2004)

10.2	First Amendment to Credit Agreement, dated as of January 20, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-4 filed February 23, 2004)

10.3	Second Amendment to Credit Agreement, dated as of April 16, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the registrant’s June 30, 2004 Form 10-K)

10.4	Third Amendment to Credit Agreement, dated as of August 30, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the registrant’s June 30, 2004 Form 10-K)

EXHIBIT INDEX (continued)
Exhibits (continued)

10.5	Fourth Amendment to Credit Agreement, dated as of September 8, 2005, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent*

10.6	Amended and Restated Shareholders Agreement of MediaNews Group, Inc. by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004 (incorporated by reference to Exhibit 10.7 to the registrant’s Form S-4/A (File No. 333-113028), filed March 18, 2004)

10.7	Amendment to the Amended and Restated Shareholders Agreement of MediaNews Group, Inc. dated as of June 30, 2005, by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004*

10.8	Employment Agreement dated July 1, 2005 between MediaNews and William Dean Singleton (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed July 5, 2005)

10.9	Employment Agreement dated July 1, 2005 between MediaNews and Joseph J. Lodovic IV (incorporated by reference to Exhibit 99.3 to the registrant’s Form 8-K filed July 5, 2005)

10.10	Amended and Restated Joint Operating Agreement, dated as of April 30, 2004 by and between York Newspapers, Inc., York Newspapers Holdings, Inc., The York Newspaper Company, York Newspapers Holdings, L.P. and York Dispatch Publishing Company, LLC (incorporated by reference to Exhibit 10.8 to the registrant’s June 30, 2004 Form 10-K)

10.11	Singleton Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.12	Scudder Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.13	Amendment and Restatement of Agreement, by and between Kearns-Tribune, LLC and Deseret News Publishing Company, dated as of January 2, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Form S-4 filed February 23, 2004)

10.14	Option Purchase Agreement between Garden State Newspapers, Inc., the predecessor of MediaNews Group, Inc., and Greenco, Inc., dated as of January 30, 1998 (incorporated by reference to Exhibit 10.13 to the registrant’s Form S-4 filed February 23, 2004)

10.15	Joint Operating Agreement by and between The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated as of May 11, 2000 (incorporated by reference to Exhibit 10.14 to the registrant’s Form S-4 filed February 23, 2004)

EXHIBIT INDEX (continued)
Exhibits (continued)

10.16	First Amendment to the Joint Operating Agreement by and among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated January 22, 2001 (incorporated by reference to Exhibit 10.15 to the registrant’s Form S-4 filed February 23, 2004)

10.17	Limited Liability Partnership Agreement of The Denver Newspaper Agency LLP dated as of January 22, 2001 (incorporated by reference to Exhibit 10.16 to the registrant’s Form S-4 filed February 23, 2004)

10.18	Amended and Restated Partnership Agreement for Texas-New Mexico Newspapers Partnership, by and among Gannett Texas L.P. and New Mexico-Texas MediaNews LLC, dated March 21, 2003 (incorporated by reference to Exhibit 10.17 to the registrant’s Form S-4 filed February 23, 2004)

10.19	Second Amended and Restated Partnership Agreement for California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC; Donrey Newspapers LLC; The Sun Company of San Bernardino, California; California Newspapers, Inc.; Media West—SBC, Inc. and MediaWest—CNI, Inc., dated as of May 30, 2003 (incorporated by reference to Exhibit 10.18 to the registrant’s Form S-4 filed February 23, 2004)

10.20	Purchase Agreement, dated as of April 30, 2004, between Buckner News Alliance, Inc., MediaNews Group, Inc., York Newspapers Holdings, LLC, MediaNews Group Interactive and York Daily Record LLC and related side letter (incorporated by reference to Exhibit 10.20 to the registrant’s June 30, 2004 Form 10-K)

10.21	Master Restructuring and Purchase Agreement, dated as of May 7, 2004, among Daily Gazette Company, MediaNews Group, Inc., Charleston Publishing Company and Charleston Newspapers (incorporated by reference to Exhibit 10.21 to the registrant’s June 30, 2004 Form 10-K)

10.22	Stock Purchase Agreement dated January 4, 2005, by and among MediaNews Group, Inc., as purchaser, and The Singleton Family Revocable Trust and Peter Bernhard, as sellers (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the period ended December 31,2004)

10.23	MediaNews Group, Inc. Career RSU Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed July 5, 2005)

10.24	Shareholder Agreement dated as of July 1, 2005, as amended as of September 22, 2005, by and among MediaNews Group, Inc. and Joseph J. Lodovic, IV*

21.1	Subsidiaries of MediaNews Group, Inc.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

EXHIBIT INDEX (continued)
Exhibits (continued)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Previously filed

**Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIANEWS GROUP, INC.

Date: March 30, 2006	By:	/s/ William Dean Singleton William Dean Singleton
Vice Chairman, Chief Executive Officer and Director

	By:	/s/ Joseph J. Lodovic

Joseph J. Lodovic President

	By:	/s/Ronald A. Mayo

Ronald A. Mayo Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits	Descriptions
3.1	Third Amended and Restated Certificate of Incorporation*

3.2	Amended and Restated Bylaws of MediaNews Group, Inc.*

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s From 10-Q for the period ended December 31, 2003)

4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

10.1	Credit Agreement dated as of December 30, 2003 by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein, and Bank of America, N.A., as administrative agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed January 14, 2004)

10.2	First Amendment to Credit Agreement, dated as of January 20, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-4 filed February 23, 2004)

10.3	Second Amendment to Credit Agreement, dated as of April 16, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the registrant’s June 30, 2004 Form 10-K)

10.4	Third Amendment to Credit Agreement, dated as of August 30, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the registrant’s June 30, 2004 Form 10-K)

EXHIBIT INDEX (continued)
Exhibits (continued)

10.5	Fourth Amendment to Credit Agreement, dated as of September 8, 2005, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent*

10.6	Amended and Restated Shareholders Agreement of MediaNews Group, Inc. by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004 (incorporated by reference to Exhibit 10.7 to the registrant’s Form S-4/A (File No. 333-113028), filed March 18, 2004)

10.7	Amendment to the Amended and Restated Shareholders Agreement of MediaNews Group, Inc. dated as of June 30, 2005, by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004*

10.8	Employment Agreement dated July 1, 2005 between MediaNews and William Dean Singleton (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed July 5, 2005)

10.9	Employment Agreement dated July 1, 2005 between MediaNews and Joseph J. Lodovic IV (incorporated by reference to Exhibit 99.3 to the registrant’s Form 8-K filed July 5, 2005)

10.10	Amended and Restated Joint Operating Agreement, dated as of April 30, 2004 by and between York Newspapers, Inc., York Newspapers Holdings, Inc., The York Newspaper Company, York Newspapers Holdings, L.P. and York Dispatch Publishing Company, LLC (incorporated by reference to Exhibit 10.8 to the registrant’s June 30, 2004 Form 10-K)

10.11	Singleton Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.12	Scudder Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.13	Amendment and Restatement of Agreement, by and between Kearns-Tribune, LLC and Deseret News Publishing Company, dated as of January 2, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Form S-4 filed February 23, 2004)

10.14	Option Purchase Agreement between Garden State Newspapers, Inc., the predecessor of MediaNews Group, Inc., and Greenco, Inc., dated as of January 30, 1998 (incorporated by reference to Exhibit 10.13 to the registrant’s Form S-4 filed February 23, 2004)

10.15	Joint Operating Agreement by and between The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated as of May 11, 2000 (incorporated by reference to Exhibit 10.14 to the registrant’s Form S-4 filed February 23, 2004)

EXHIBIT INDEX (continued)
Exhibits (continued)

10.16	First Amendment to the Joint Operating Agreement by and among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated January 22, 2001 (incorporated by reference to Exhibit 10.15 to the registrant’s Form S-4 filed February 23, 2004)

10.17	Limited Liability Partnership Agreement of The Denver Newspaper Agency LLP dated as of January 22, 2001 (incorporated by reference to Exhibit 10.16 to the registrant’s Form S-4 filed February 23, 2004)

10.18	Amended and Restated Partnership Agreement for Texas-New Mexico Newspapers Partnership, by and among Gannett Texas L.P. and New Mexico-Texas MediaNews LLC, dated March 21, 2003 (incorporated by reference to Exhibit 10.17 to the registrant’s Form S-4 filed February 23, 2004)

10.19	Second Amended and Restated Partnership Agreement for California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC; Donrey Newspapers LLC; The Sun Company of San Bernardino, California; California Newspapers, Inc.; Media West—SBC, Inc. and MediaWest—CNI, Inc., dated as of May 30, 2003 (incorporated by reference to Exhibit 10.18 to the registrant’s Form S-4 filed February 23, 2004)

10.20	Purchase Agreement, dated as of April 30, 2004, between Buckner News Alliance, Inc., MediaNews Group, Inc., York Newspapers Holdings, LLC, MediaNews Group Interactive and York Daily Record LLC and related side letter (incorporated by reference to Exhibit 10.20 to the registrant’s June 30, 2004 Form 10-K)

10.21	Master Restructuring and Purchase Agreement, dated as of May 7, 2004, among Daily Gazette Company, MediaNews Group, Inc., Charleston Publishing Company and Charleston Newspapers (incorporated by reference to Exhibit 10.21 to the registrant’s June 30, 2004 Form 10-K)

10.22	Stock Purchase Agreement dated January 4, 2005, by and among MediaNews Group, Inc., as purchaser, and The Singleton Family Revocable Trust and Peter Bernhard, as sellers (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the period ended December 31,2004)

10.23	MediaNews Group, Inc. Career RSU Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed July 5, 2005)

10.24	Shareholder Agreement dated as of July 1, 2005, as amended as of September 22, 2005, by and among MediaNews Group, Inc. and Joseph J. Lodovic, IV*

21.1	Subsidiaries of MediaNews Group, Inc.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

EXHIBIT INDEX (continued)
Exhibits (continued)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Previously filed

**Filed herewith