Form 10-Q
period 2006-03-31
MEDIANEWS GROUP INC
filed 2006-05-15
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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
Yes [   ]          No [X]
The total number of shares of the registrant’s Common Stock outstanding as of May 15, 2006 was 2,298,346.
*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2005 pursuant to Section 15(d) of the Securities Exchange Act of 1934. It is filing this Quarterly Report on Form 10-Q on a voluntary basis.

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2006

Item No.		Page
PART I — FINANCIAL INFORMATION
1	Financial Statements.	3
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
3	Quantitative and Qualitative Disclosure of Market Risk.	3
4	Controls and Procedures.	3
PART II — OTHER INFORMATION
1	Legal Proceedings.	4
1A	Risk Factors.	N/A
2	Unregistered Sales of Equity Securities and Use of Proceeds.	N/A
3	Defaults Upon Senior Securities.	N/A
4	Submission of Matters to a Vote of Security Holders.	N/A
5	Other Information.	N/A
6	Exhibits.	4

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
ITEM 4: CONTROLS AND PROCEDURES
     As of March 31, 2006, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that material information regarding us and/or our subsidiaries required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, as required, within the time periods specified in the Securities and Exchange Commission rules and forms. During the period covered by this quarterly report, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

MEDIANEWS GROUP, INC.
Dated: May 15, 2006	By:	/s/Ronald A. Mayo
Ronald A. Mayo
Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2006	June 30, 2005
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,636	$4,262
Accounts receivable, less allowance for doubtful accounts of $9,696 at March 31, 2006 and $6,901 at June 30, 2005	92,121	87,711
Inventories of newsprint and supplies	24,211	24,248
Prepaid expenses and other assets	17,522	17,436

TOTAL CURRENT ASSETS	138,490	133,657

PROPERTY, PLANT AND EQUIPMENT
Land	41,231	37,403
Buildings and improvements	127,177	105,352
Machinery and equipment	393,939	356,510
Construction in progress	55,722	43,602

TOTAL PROPERTY, PLANT AND EQUIPMENT	618,069	542,867
Less accumulated depreciation and amortization	(238,641)	(210,561)

NET PROPERTY, PLANT AND EQUIPMENT	379,428	332,306

OTHER ASSETS
Investment in unconsolidated JOAs	236,488	262,764
Equity investments	54,663	91,421
Subscriber accounts, less accumulated amortization of $158,774 at March 31, 2006 and $149,397 at June 30, 2005	38,506	49,543
Excess of cost over fair value of net assets acquired	469,910	392,748
Newspaper mastheads	76,662	76,662
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $32,124 at March 31, 2006 and $31,771 at June 30, 2005	4,319	5,175
Other	46,189	21,496

TOTAL OTHER ASSETS	926,737	899,809

TOTAL ASSETS	$1,444,655	$1,365,772

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2006	June 30, 2005
	(Dollars in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$18,579	$15,045
Accrued liabilities	64,543	60,332
Unearned income	30,875	26,577
Current portion of long-term debt and obligations under capital leases	4,047	4,088

TOTAL CURRENT LIABILITIES	118,044	106,042

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	876,741	873,481

OTHER LIABILITIES	52,251	47,359

DEFERRED INCOME TAXES, NET	99,682	98,208

MINORITY INTEREST	209,483	153,633

PUTABLE COMMON STOCK	47,391	48,556

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,150,000 shares authorized:
2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Accumulated other comprehensive loss, net of taxes	(34,494)	(33,813)
Retained earnings	77,555	74,304
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	41,063	38,493

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,444,655	$1,365,772

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands, except share data)
REVENUES
Advertising	$162,820	$142,945	$480,593	$451,158
Circulation	34,551	32,164	97,182	97,807
Other	11,005	9,636	33,398	29,049

TOTAL REVENUES	208,376	184,745	611,173	578,014

INCOME (LOSS) FROM UNCONSOLIDATED JOAS	(8,133)	1,948	(16,403)	16,754

COSTS AND EXPENSES
Cost of sales	66,424	59,314	192,481	181,039
Selling, general and administrative	108,433	95,029	307,414	284,913
Depreciation and amortization	10,581	10,178	31,246	30,395
Interest expense	14,033	12,375	41,271	36,694
Other (income) expense, net	(1,092)	1,855	540	7,254

TOTAL COSTS AND EXPENSES	198,379	178,751	572,952	540,295

EQUITY INVESTMENT INCOME, NET	264	2,791	4,688	8,028

MINORITY INTEREST	(8,415)	(5,407)	(22,991)	(21,885)

INCOME BEFORE INCOME TAXES	(6,287)	5,326	3,515	40,616

INCOME TAX BENEFIT (EXPENSE)	2,642	(3,026)	(1,429)	(17,470)

NET INCOME (LOSS)	$(3,645)	$2,300	$2,086	$23,146

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2006	2005
		(Revised)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,086	$23,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,168	33,534
Provision for losses on accounts receivable	6,946	6,301
Amortization of debt discount and deferred debt issuance costs	709	799
Net (gain) loss on sale of assets	(1,253)	414
Loss on early extinguishment of debt	—	9,236
Proportionate share of net income from unconsolidated JOAs	(32,220)	(52,945)
Distribution of earnings from unconsolidated JOAs	53,986	66,695
Equity investment income, net	(4,688)	(8,028)
Distribution of earnings from equity investments	5,065	8,402
Change in defined benefit plan assets, net of cash contributions	1,330	694
Deferred income tax expense	483	20,434
Change in estimated option repurchase price	375	(5,431)
Minority interest	22,991	21,885
Distributions paid to minority interest	(26,673)	(23,036)
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	342	342
Change in operating assets and liabilities	7,751	(23,388)

NET CASH FLOWS FROM OPERATING ACTIVITIES	82,398	79,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Detroit and other investments	(48,482)	(100)
Return on capital of equity investment	568	—
Business acquisitions	—	(11,164)
Capital expenditures	(37,089)	(34,626)
Proceeds from the sale of assets	662	428

NET CASH FLOWS FROM INVESTING ACTIVITIES	(84,341)	(45,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	51,100	416,850
Reduction of long-term debt and other liabilities	(48,783)	(506,045)
Repurchase premiums and related costs associated with long-term debt	—	(8,624)

NET CASH FLOWS FROM FINANCING ACTIVITIES	2,317	(97,819)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	374	(64,227)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,262	64,736

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,636	$509

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: Significant Accounting Policies and Other Matters
Basis of Quarterly Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending June 30, 2006.
Joint Operating Agencies
     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each of the individual newspapers which are party to a joint operating agreement continue to be separate and outside of a JOA. The Company, through its subsidiaries, York Newspapers, Inc., Kearns-Tribune, LLC, and The Denver Post Corporation, participates in JOAs in York, Pennsylvania, Salt Lake City, Utah, and Denver, Colorado, respectively. The editorial and related expenses of The Denver Post and The Salt Lake Tribune are incurred by the Company outside of the related JOA. The Company owns all of the York JOA and accordingly, consolidates its results. The York Dispatch (one of the newspapers in the JOA) is edited by a third party, and the Company reimburses the third party for all related expenses. These expenses are included in the Company’s consolidated results. See Note 3: Joint Operating Agencies of the Company’s consolidated financial statements included in its June 30, 2005 Annual Report on Form 10-K for a description of the Company’s accounting for the Denver and Salt Lake City JOAs. See Note 7: Acquisitions and Other Transactions in this Form 10-Q for additional discussion on the accounting for our investment in the Detroit JOA. The Company also participates in a joint operating agreement in Charleston, West Virginia. The Company is reimbursed for the cost of providing the news and editorial content of the Charleston Daily Mail and is paid a management fee. The Company’s limited partnership interest does not entitle the Company to any share of the profits or losses of the Charleston JOA.
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
Revision/Reclassification
     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications. In addition, the statements of cash flows has been revised for the nine months ended March 31, 2005 to reclassify the distribution of earnings from equity investments from net cash flows from investing activities to net cash flows from operating activities. For the years ended June 30, 2005, 2004 and 2003, the revision decreased the reported net cash flows from investing activities and increased the reported net cash flows from operating activities by $11.0 million, $10.6 million and $4.4 million, respectively; such revision will be reflected in the Company’s June 30, 2006 Annual Report on Form 10-K. The revision to the statements of cash flows was made in order to classify distributions of earnings from equity investments in net cash flows from operating activities in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows.
NOTE 2: Comprehensive Income
     The Company’s comprehensive income consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income (loss)	$(3,645)	$2,300	$2,086	$23,146
Unrealized gain on hedging activities, net of tax	(3)	17	437	17
Unrealized loss on newsprint hedging activities, reclassified to earnings, net of tax	114	114	342	342
Minimum pension liability adjustment, net of tax	—	163	(1,460)	(2,110)

Comprehensive income (loss)	$(3,534)	$2,594	$1,405	$21,395

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

	Three Months Ended March 31, 2006
			Associated	Total Loss from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$34,868	$98,294	$146

Cost of sales	8,340	32,528	8,663
Selling, general and administrative	13,803	52,159	3,201
Depreciation and amortization	—	11,222	4,586
Other	775	51	(52)

Total costs and expenses	22,918	95,960	16,398

Net income	11,950	2,334	(16,252)
Partners’ share of income from unconsolidated JOAs	(4,998)	(1,167)	—

Income (loss) from unconsolidated JOAs	$6,952	$1,167	$(16,252)	$(8,133)

	Nine Months Ended March 31, 2006
			Associated	Total Loss from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$110,658	$316,940	$388

Cost of sales	25,700	100,297	25,713
Selling, general and administrative	40,446	155,253	9,279
Depreciation and amortization	—	45,175	13,922
Other	2,351	811	97

Total costs and expenses	68,497	301,536	49,011

Net income	42,161	15,404	(48,623)
Partners’ share of income from unconsolidated JOAs	(17,643)	(7,702)	—

Income (loss) from unconsolidated JOAs	$24,518	$7,702	$(48,623)	$(16,403)

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

     Depreciation and amortization expense increased for the three and nine month periods ended March 31, 2006, as compared to the same periods in the prior year due to accelerated depreciation on certain fixed assets at the production facilities in Denver and Salt Lake City which will be retired earlier than originally expected due to the construction of new production facilities at the respective locations. The depreciation and amortization expense for the Salt Lake City fixed assets appears in the associated revenues and expenses column as the Salt Lake City JOA does not own any of the fixed assets used in its operations. Instead, each partner in the JOA owns the fixed assets used in the operations of the Salt Lake City JOA as tenants in common. See Note 3: Joint Operating Agencies of the Company’s consolidated financial statements included in its June 30, 2005 Annual Report on Form 10-K for further discussion.

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
     One issue in dispute is the option exercise price. The terms of the Option Agreement specify an appraisal process for determination of the fair market value of the Tribune Assets. In this appraisal process, each party engaged an appraisal firm to value the Tribune Assets at their fair market value. MediaNews’ appraisal valued the Tribune Assets at $380.0 million, whereas SLTPC’s appraisal valued the Tribune Assets at $218.0 million. Because the appraisals were more than 10% apart, the appraisers appointed by MediaNews and SLTPC were required to jointly select a third appraiser. Under the terms of the Option Agreement, the final option purchase price is based on the average of the third appraisal valuation with the closer of the first two appraisals. On June 11, 2003, the third appraiser issued its final report valuing the Tribune Assets at $331.0 million. Accordingly, the option exercise price was set at $355.5 million for the Tribune Assets. After the third appraiser’s final report was issued, SLTPC filed a lawsuit in the District Court on June 24, 2003 (the “appraisal lawsuit”), challenging the valuation performed by the third appraiser and seeking to set aside the third appraisal and the $355.5 million exercise price. SLTPC’s amended complaint in the appraisal lawsuit against MediaNews, Kearns Tribune (MediaNews’ wholly-owned subsidiary that owns its interest in the Salt Lake City JOA and certain other assets used in the publication of The Salt Lake Tribune) and the third appraiser, Management Planning Inc. (“MPI”), seeks relief that includes (a) the setting aside of the third appraisal; (b) the setting aside of all three appraisals, so that an entirely new appraisal process must be conducted; or (c) alternatively, if the exercise price of $355.5 million is held to be final and binding, (i) monetary damages from the third appraiser for alleged breaches of contractual and fiduciary duties, and (ii) what SLTPC refers to as an “abatement” of the purchase price pursuant to allegations that the value of the Tribune Assets has decreased since SLTPC sought to exercise the option.
     MediaNews, Kearns Tribune and MPI filed separate motions to dismiss SLTPC’s amended complaint in the appraisal lawsuit. On October 24, 2005, the District Court granted those motions and dismissed the appraisal lawsuit, ruling that SLTPC’s allegations in its amended complaint did not set forth grounds for the invalidation of the third appraisal. SLTPC subsequently filed a motion for reconsideration or, in the alternative, for leave to file an amended complaint, which the District Court denied on December 7, 2005. SLTPC appealed to the United States Court of Appeals for the Tenth Circuit (“the Tenth Circuit”). The appeal was argued on May 11, 2006.
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
     In related litigation, members of the McCarthey family who own a majority interest in SLTPC have asserted contract, tort and equitable claims based on an alleged oral agreement that they contend gives them a right to purchase the Tribune Assets at a price established through a different appraisal methodology than that employed by MPI. Kearns Tribune and MediaNews sought a declaratory judgment that the McCartheys have no such rights and moved for summary judgment on all claims. On April 24, 2006, the District Court granted that motion, as well as similar motions filed by all of the other parties against whom the McCartheys had asserted claims. The time for the McCartheys to file an appeal has not yet expired.
     The Company is not in a position at this time to predict the likely outcome of this litigation. However, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.3 million and $0.8 million, was recorded in other (income) expense, net for the three and nine months ended March 31, 2006, related to the cost of defending these lawsuits. The cost of defending these lawsuits may continue to be substantial.
Other
     MediaNews sent a notice terminating its newsprint swap agreement with Mirant Americas Energy Marketing, LP (“Mirant”) effective September 5, 2003. In March 2005, Mirant filed a lawsuit in U.S. District Court for the Southern District of New York against the Company alleging breach of contract and seeking damages in connection with the swap termination in the amount of approximately $2.0 million, plus interest, costs and attorney’s fees. The Company moved to dismiss Mirant’s claims. In March 2006, such motion was denied. The Company is evaluating its options in respect to this claim.
     There have been no other material changes in the other contingent matters discussed in Note 11: Commitments and Contingencies of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
NOTE 5: Long-Term Debt
     On September 8, 2005, the Company amended its December 30, 2003 bank credit facility (the “amended facility”). The amended facility maintains the $350.0 million revolving credit facility, the $100.0 million term loan “A” and provides for a $147.3 million term loan “B,” which was used to pay off the term loan “C” facility. The term loan “B” bears interest based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin of 1.25% or 0.25%, respectively. Term loan “B” requires quarterly principal payments as follows: $0.4 million through December 2009; $35.2 million from March through September 2010, with the remaining balance due at maturity on December 30, 2010. Amounts repaid under the term loan “A” and “B” facilities will not be available for re-borrowing. Borrowings under the revolving facility may be repaid and re-borrowed, subject to usual and customary conditions for facilities of this nature. The revolving credit facility reduces to $250.0 million on December 30, 2008 and matures on December 30, 2009. The Company may increase the amount of the amended facility by up to $200.0 million, subject to obtaining commitments of lenders to loan such additional amounts and to usual and customary conditions. All other borrowing conditions of the bank credit facility entered into on December 30, 2003, as described in Note 6: Long-Term Debt of the Company’s June 30, 2005 Annual Report on Form 10-K, continue to apply and have not been amended. At March 31, 2006, the balances outstanding under the revolving credit portion of the bank credit facility, term loan “A” and term loan “B” were $158.6 million, $100.0 million and $146.2 million, respectively.
     The nature of the Company’s other long-term debt and related maturities has not materially changed since June 30, 2005.
     In January 1998, the Company entered into an option agreement in association with the acquisition financing related to one of its newspapers. The option entitles the holder to purchase the assets used in the publication of one of the Company’s newspaper properties, which the option holder can currently exercise or put to the Company based on a predetermined formula. At March 31, 2006 and June 30, 2005, the option repurchase price was valued at approximately $6.5 million and $6.1 million, respectively, and is recorded as a component of other long-term liabilities. The purchase price of the option can

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
increase or decrease each quarter based on the performance of the publication because a significant component of the option repurchase formula is the twenty-four month trailing cash flows of the publication. If the option is put to the Company, the Company expects to fund the payment with available borrowings from its bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in the Company’s balance sheet as long-term. The option expires in January 2010 at which time, if the option remains outstanding, the Company would be required to repurchase it.
NOTE 6: Employee Benefit Plans
Components of Net Periodic Benefit Cost (Pension and Other Benefits)

	Pension Plans
	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$281	$279	$843	$837
Interest cost	1,420	1,476	4,260	4,450
Expected return on plan assets	(1,617)	(1,591)	(4,851)	(4,773)
Amortization of deferral	104	105	312	335
Amortization of net loss	748	510	2,244	1,530
Curtailment loss	—	—	—	443

Net periodic benefit cost	$936	$779	$2,808	$2,822

	Other Benefits
	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$139	$85	$417	$259
Interest cost	74	79	221	241
Amortization of deferral	(3)	(3)	(9)	(3)
Amortization of net loss	8	16	23	48
Curtailment loss	—	—	—	28
Other one-time adjustment	—	—	190	—

Net periodic benefit cost	$218	$177	$842	$573

Employer Contributions
     The Company expects to contribute approximately $2.0 million to $2.5 million to its pension plans in fiscal year 2006. Contributions of approximately $1.5 million have been made through March 31, 2006.
NOTE 7: Acquisitions and Other Transactions
Prairie Mountain Publishing Company
     On February 1, 2006, MediaNews and E. W. Scripps Company (“Scripps”) completed the formation of the Prairie Mountain Publishing Company LLP (formerly named Colorado Publishing Company LLP). Upon formation of the Prairie Mountain Publishing Company LLP (“PMP”), MediaNews contributed substantially all of the operating assets used in the publication of the newspapers published by Eastern Colorado Publishing Company, comprised of several small daily and weekly newspapers, and Scripps contributed substantially all of the operating assets used in the publication of the Daily Camera and the Colorado Daily, both published in Boulder, Colorado. In addition to the assets contributed to PMP, MediaNews paid Scripps approximately $20.4 million to obtain its 50% interest in PMP. Scripps owns the remaining 50% interest. The management committee of PMP is comprised of four members, two of whom are appointed by MediaNews and

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
two of whom are appointed by Scripps. Under the partnership agreement, PMP is required to make distributions to the Company equal to 50% of earnings, less working capital required by the partnership. The Company’s contribution to PMP was treated as two separate, but simultaneous transactions: (1) a sale, whereby for accounting purposes, the Company sold to Scripps a 50% interest in Eastern Colorado Publishing Company, resulting in a $0.8 million non-monetary gain (pursuant to Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets) and approximately $16.6 million of assets were reclassified to equity investments, and (2) the acquisition of a 50% interest in the newspapers contributed to PMP by Scripps. As a result, effective February 1, 2006, MediaNews no longer consolidates the operations of Eastern Colorado Publishing Company contributed to PMP and began accounting for its share of the operations of PMP under the equity method of accounting. The formation of PMP did not have a significant impact on the Company’s results for the quarter ended March 31, 2006.
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
     As a result of the asset contributions described, MediaNews now owns approximately 59.4% of the Partnership, and Gannett owns the remaining 40.6%. Also effective December 26, 2005, in conjunction with the change in ownership and management, the Partnership became a consolidated subsidiary of MediaNews. The transaction was accounted for as a non-monetary transaction at fair value based on an independent valuation. The Company’s contribution to the Texas-New Mexico Newspapers Partnership was treated as three separate, but simultaneous transactions: (1) a sale, whereby for accounting purposes, the Company sold to Gannett a 40.6% interest in its Pennsylvania newspapers, resulting in a $0.3 million non-monetary gain (pursuant to Statement of Financial Accounting Standards No. 153, Exchanges of Non-Monetary Assets), (2) the acquisition of an additional 25.6% interest in the Texas-New Mexico Newspapers Partnership and (3) the acquisition of a 59.4% interest in the Chambersburg, PA newspaper. The restructuring of the Texas-New Mexico Newspapers Partnership did not have a significant impact on the Company’s current operating results. The accounting for the business combination is preliminary and resulted in the following being recorded: approximately $50.6 million attributable to the incremental tangible net assets (primarily fixed assets) and approximately $24.4 million attributable to the incremental goodwill associated with the transaction. In addition, the Company’s equity investment balance of approximately $75.9 million was eliminated and allocated to tangible assets, goodwill and minority interest. Upon formation of the Partnership, a minority interest of approximately $58.9 million was recorded to reflect Gannett’s interest in the Partnership. The Company anticipates finalizing its purchase price allocation in the fourth quarter of its fiscal year 2006.
The Detroit News
     On August 3, 2005, the Company purchased the stock of The Detroit News, Inc., which included the editorial assets of The Detroit News, a daily newspaper published in Detroit, Michigan, and a limited partnership interest in the Detroit Newspaper Partnership, L.P. (“Detroit JOA”), for approximately $25.0 million. The Company is responsible for the news and editorial content of The Detroit News pursuant to a JOA agreement. In accordance with the Detroit JOA agreement, the Company receives a fixed preferred distribution each month with possible incremental distributions beginning in 2009 based on profit growth. However, to the extent that the Detroit JOA has insufficient profits to make such fixed preferred distributions, any shortfall will be carried forward. The fixed preferred distributions are as follows: $0.2 million per month during 2005; $5.0 million for years 2006 and 2007; $4.0 million for 2008 and 2009; $3.0 million for 2010 and 2011; $2.0

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
million for 2012; and $1.9 million for all remaining years until specified amounts are paid. Under the terms of the Detroit JOA, the Company is also reimbursed for its news and editorial costs associated with publishing The Detroit News.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Total revenues	$55,375	$66,643	$195,112	$188,084
Net income	$2,262	$11,387	$19,320	$29,150
     See Note 7: Acquisitions and Other Transactions for discussion of our accounting for the Texas-New Mexico Newspapers Partnership whereby prior to December 26, 2005, the Company accounted for its interest in the partnership as an equity investment. Effective December 26, 2005, the partnership became a consolidated subsidiary of the Company. The Texas-New Mexico Newspapers Partnership results are reflected in the above table through December 25, 2005. Also, beginning February 1, 2006, the results of Prairie Mountain Publishing Company are included above.
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
NOTE 10: Subsequent Events
     On April 26, 2006, MediaNews Group, Inc. and The McClatchy Company (“McClatchy”) entered into a Stock and Asset Purchase Agreement (the “MediaNews Purchase Agreement”) pursuant to which the Company agreed to purchase the Contra Costa Times and the San Jose Mercury News and related publications and Web sites for $736.8 million. The Company’s obligation to consummate such purchase is subject to customary conditions, including antitrust clearance, and the consummation of the merger of Knight Ridder, Inc. with and into McClatchy.
     On April 26, 2006, The Hearst Corporation (“Hearst”) and McClatchy entered into a Stock and Asset Purchase Agreement (the “Hearst Purchase Agreement”) pursuant to which Hearst agreed to purchase The Monterey County Herald and the Saint Paul Pioneer Press and related publications and Web sites for $263.2 million. Hearst’s obligation to consummate such purchase is subject to customary conditions, including antitrust clearance, and the consummation of the merger of Knight Ridder, Inc. with and into McClatchy. On April 26, 2006, the Company and Hearst entered into an agreement (the “MediaNews/Hearst Agreement”) pursuant to which (i) Hearst and the Company agreed to negotiate the terms of an equity investment by Hearst in the Company (such investment will not include any governance or economic rights or interest in the Company’s publications in the San Francisco Bay Area) and (ii) the Company agreed to purchase The

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Monterey County Herald and the Saint Paul Pioneer Press from Hearst if the Company and Hearst are unable to agree on the terms of a Hearst equity investment in the Company. The equity investment by Hearst in the Company would be subject to antitrust clearance. The Monterey County Herald and the Saint Paul Pioneer Press will be contributed to the Company in connection with such equity investment.
     The closings under each of the MediaNews Purchase Agreement and Hearst Purchase Agreement are conditioned upon each other and will occur on the same day.
     It is expected that The Monterey County Herald, the Contra Costa Times and the San Jose Mercury News will be held in the California Newspapers Partnership (or its successors), a partnership between the Company, Gannett and Stephens Group, Inc. (“Stephens”). On April 26, 2006, the Company entered into an agreement with Gannett and Stephens (the “Stephens/Gannett Contribution Agreement”) pursuant to which Gannett and Stephens will contribute their pro rata share of the purchase price (plus estimated transaction fees and expenses) of The Monterey County Herald, the Contra Costa Times and the San Jose Mercury News for a total ranging between approximately $367.5 million and $378.5 million depending on whether The Monterey County Herald is purchased by the California Newspapers Partnership or a new partnership between the Company and Stephens, to be owned 67.36% by the Company and 32.64% by Stephens; the Company’s share of the contribution of the purchase price, including estimated transaction fees and expenses, is expected to range from $448.4 million to $459.4 million. The Company expects to fund its share of the purchase through a new term loan “C” issued in conjunction with the Company’s existing bank credit facility. Further, if the Company and Hearst are unable to agree to the terms of a Hearst equity investment in the Company, or if such investment by Hearst does not receive regulatory approval, the Company presently intends to fund the purchase price of the Saint Paul Pioneer Press and the Company’s share of the purchase price of The Monterey County Herald through equity investments from other sources or debt issued by a newly formed holding company that would be the parent company of MediaNews (and the Company may, while such alternative financing is being obtained, obtain bridge financing pending funding of such alternative financing).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operating Results
     We have provided below certain summary historical financial data for the three and nine months ended March 31, 2006 and 2005, including the percentage change between periods.

	Three Months Ended March 31,				Nine Months Ended March 31,
			2006 vs.				2006 vs.
	2006	2005	2005		2006	2005	2005
	(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$208,376	$184,745	12.8%		$611,173	$578,014	5.7%

Income (Loss) from Unconsolidated JOAs	(8,133)	1,948	(c	)	(16,403)	16,754	(c	)

Cost of Sales	66,424	59,314	12.0		192,481	181,039	6.3
Selling, General and Administrative	108,433	95,029	14.1		307,414	284,913	7.9
Depreciation and Amortization	10,581	10,178	4.0		31,246	30,395	2.8
Interest Expense	14,033	12,375	13.4		41,271	36,694	12.5
Other (Income) Expense, Net	(1,092)	1,855	(c	)	540	7,254	(c	)

Total Costs and Expenses	198,379	178,751	11.0		572,952	540,295	6.0

Equity Investment Income, Net	264	2,791	(c	)	4,688	8,028	(c	)

Minority Interest	(8,415)	(5,407)	55.6		(22,991)	(21,885)	5.1

Net Income (Loss)	(3,645)	2,300	(c	)	2,086	23,146	(c	)

CASH FLOW DATA:
Cash Flows from:
Operating Activities	$35,814	$32,947	(d	)	$82,398	$79,054	(d	)
Investing Activities	(28,955)	(21,475)	(d	)	(84,341)	(45,462)	(d	)
Financing Activities	(2,894)	(12,395)			2,317	(97,819)

NON-GAAP FINANCIAL DATA(a):
Adjusted EBITDA	$33,519	$30,402	10.3%		$111,278	$112,062	(0.7)%
Minority Interest in Adjusted EBITDA	(11,717)	(8,312)	41.0		(30,899)	(30,476)	1.4
Combined Adjusted EBITDA of Unconsolidated JOAs (our share)	2,488	6,593	(62.3)		21,973	28,516	(22.9)
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (our share)(b)	304	2,122	(85.7)		5,099	7,155	(28.7)

Adjusted EBITDA Available to Company	$24,594	$30,805	(20.2)%		$107,451	$117,257	(8.4)%

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation (“DPC”) for the three and nine month periods ended March 31, 2005, and the Texas-New Mexico Newspapers Partnership beginning December 26, 2005, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”) (we acquired the minority interest in DPC in the fourth quarter of our fiscal year 2005 and restructured our interest in the Texas-New Mexico Newspapers Partnership by contributing our operations in Pennsylvania late in the second quarter of our fiscal year 2006); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership through December 25, 2005 and our proportionate share of EBITDA of the Prairie Mountain Publishing Company beginning February 1, 2006 (see footnote b). See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information.

(b)	EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company agreements require the partnerships to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and beginning February 1, 2006, our 50% share of the EBITDA of Prairie Mountain Publishing Company, have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations as defined by our debt covenants. Beginning December 26, 2005, we became the controlling partner of the Texas-New Mexico Newspapers Partnership at which time we began consolidating its results. See Note 7: Acquisitions and Other Transactions of the notes to condensed consolidated financial statements of this Form 10-Q for further discussion of the Texas-New Mexico Newspapers Partnership restructuring and the Prairie Mountain Publishing Company formation.

(c)	Not meaningful.

(d)	Cash flows from operating and investing activities have been revised from that previously disclosed for the three and nine month periods ended March 31, 2005. See Note 1: Significant Accounting Policies and Other Matters — Revision/Reclassification of the notes to condensed consolidated financial statements of this Form 10-Q for further discussion.

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
     In the table below, we have presented the results of operations of our JOAs in Denver and Salt Lake City using pro-rata consolidation for all periods presented (the operations of the Detroit and Charleston JOA have not been included on a pro-rata consolidated basis). See Notes 1, 3 and 7 to the condensed consolidated financial statements for additional discussion and analysis of the GAAP accounting for our JOAs.
THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY
ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11
OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Three Months Ended March 31,		2006 vs.		Nine Months Ended March 31,		2006 vs.
	2006	2005	2005		2006	2005	2005
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$277,915	$257,029	8.1%		$834,278	$803,508	3.8%

Cost of Sales	96,188	87,973	9.3		283,249	271,041	4.5
Selling, General and Administrative	145,720	132,061	10.3		417,778	391,889	6.6
Depreciation and Amortization	20,778	13,477	54.2		67,756	40,449	67.5
Interest Expense	14,098	12,427	13.4		41,443	36,840	12.5
Other (Income) Expense, Net	(733)	3,149	(c	)	2,234	8,816	(c	)

Total Costs and Expenses	276,051	249,087	10.8		812,460	749,035	8.5

Minority Interest	(8,415)	(5,407)	(c	)	(22,991)	(21,885)	5.1

Net Income (Loss)	(3,645)	2,300	(c	)	2,086	23,146	(c	)

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:

Operating Activities	$35,814	$32,947	(d	)	$82,398	$79,054	(d	)
Investing Activities	(28,955)	(21,475)	(d	)	(84,341)	(45,462)	(d	)
Financing Activities	(2,894)	(12,395)			2,317	(97,819)

PRO-RATA OTHER DATA(a):
Adjusted EBITDA	$36,007	$36,995	(2.7)%		$133,251	$140,578	(5.2)%
Minority Interest in Adjusted EBITDA	(11,717)	(8,312)	41.0		(30,899)	(30,476)	1.4
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (our share)(b)	304	2,122	(85.7)		5,099	7,155	(28.7)

Adjusted EBITDA Available to Company	$24,594	$30,805	(20.2)%		$107,451	$117,257	(8.4)%

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

(a)	See footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of Adjusted EBITDA, EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company and Adjusted EBITDA Available to Company. The Minority Interest in Adjusted EBITDA shown above is calculated in the same manner as described in footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results.”

(b)	See footnote (b) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company.

(c)	Not meaningful.

(d)	See footnote (d) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of revision to cash flows from operating and investing activities.

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
     Our investments in unconsolidated JOAs (Denver and Salt Lake City) are included in the condensed consolidated balance sheet under the line item “Investment in Unconsolidated JOAs.” The operating results of these unconsolidated JOAs are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:
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
Comparison of the Three and Nine Months Ended March 31, 2006 and 2005
     Certain transactions in fiscal years 2006 and 2005 had an impact on the comparisons of our results for the three and nine months ended March 31, 2006 and 2005. In January 2005, we purchased The Park Record, a biweekly newspaper in Park City, Utah, and in June 2005, we purchased the remaining 20% of The Denver Post Corporation which we did not own. In August 2005, we purchased The Detroit News, Inc. which included a limited partnership interest in the Detroit JOA. In addition, effective December 26, 2005, we restructured the Texas-New Mexico Newspapers Partnership (the “Partnership”) whereby we contributed to the Partnership our Pennsylvania newspapers, The Evening Sun (Hanover), the Lebanon Daily News and our interest in the partnership that publishes the York Daily Record and York Sunday News, which will continue to operate under the terms of a joint operating agreement along with The York Dispatch. Our partner contributed the Public Opinion in Chambersburg, PA. As a result of the contributions and the amendment of the Partnership agreement, the Partnership became a 59.4% owned consolidated subsidiary of ours. In February 2006, the Prairie Mountain Publishing Company was formed after which we no longer consolidate the results of Eastern Colorado Publishing Company and account for our investment in Prairie Mountain Publishing Company under the equity method of accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Revenues
     On a same newspaper basis (after adjusting for the aforementioned fiscal year 2005 Park City acquisition and the fiscal year 2006 Texas-New Mexico Newspapers Partnership restructuring and Prairie Mountain Publishing Company formation), the following changes occurred in our significant revenue categories for the three and nine month periods ended March 31, 2006 as compared to the same periods in the prior year.
     Advertising Revenues. Advertising revenues increased by approximately 1.6% and 1.9%, respectively, for the three and nine month periods ended March 31, 2006, as compared to the same periods in the prior fiscal year. The increase in advertising was due principally to increases in national and preprint advertising categories, as well as increases in revenues from our Internet operations, offset in part by a decrease in retail (ROP) advertising. The classified advertising category increased slightly for the quarter due to increases in classified employment and classified real estate, but was down for the nine months ended March 31, 2006, with increases in classified employment and classified real estate being offset by decreases in classified automotive.
     Circulation Revenues. Circulation revenues decreased by 5.1% and 4.9%, respectively, for the three and nine month periods ended March 31, 2006, as compared to the same periods in the prior fiscal year. The decrease was primarily due to pricing pressures at most of our newspapers, which resulted in our offering greater discounts to acquire new and retain existing subscribers, in order to help achieve our home delivery volume goals.
Income from Unconsolidated JOAs
     As noted in our discussion of critical accounting policies, income from unconsolidated JOAs (Denver and Salt Lake City) includes our proportionate share of net income from those JOAs, the amortization of subscriber lists created by the original purchase by us, editorial costs, miscellaneous revenue and other charges directly attributable to providing editorial content and news for newspapers party to a JOA. The following discussion takes into consideration all of the associated revenues and expenses described above. The results for the three and nine months ended March 31, 2006 were negatively impacted by the accelerated depreciation taken on certain fixed assets at the current production facilities in Denver and Salt Lake City which will be retired earlier than originally expected due to the construction of new production facilities at the respective locations. Excluding depreciation and amortization which were significantly impacted by the effect of accelerated depreciation, income from unconsolidated JOAs for the three and nine months ended March 31, 2006 is down approximately $3.2 million or 60.7% and $6.7 million or 25.0%, respectively, compared to the same periods in the prior year. The results of the Denver JOA were negatively impacted by a soft advertising market combined with higher newsprint prices, increased circulation, promotion and delivery costs, increased costs related to the growth in its Internet operations, and increased employee benefit costs. Excluding the impact of the accelerated depreciation, the results of the Salt Lake City JOA were relatively flat year over year. While the Salt Lake City JOA experienced many of the same operating expense increases that the Denver JOA did, its advertising revenue gains kept pace with these expense increases.
Cost of Sales
     The purchase of The Park Record in fiscal year 2005 and the December 2005 Texas-New Mexico Newspapers Partnership restructuring and February 2006 Prairie Mountain Publishing Company formation in fiscal year 2006 had the net impact of increasing cost of sales by $5.6 million and $6.9 million for the three and nine month periods ended March 31, 2006, respectively, as compared to the same periods in the prior fiscal year. Excluding these transactions, cost of sales increased 2.5% for both the three and nine month periods ended March 31, 2006. The increase was due in part to a 9.2% and 7.8% increase in newsprint prices as compared to the same three and nine month periods ended in the prior fiscal year. Our average price of newsprint was $580 and $564 per metric ton for the three and nine month periods ended March 31, 2006 as compared to $531 and $523 per metric ton for the same periods in fiscal year 2005. Increases in newsprint prices were offset in part by decreases in newsprint consumption of approximately 7.4% and 3.9% for the three and nine month periods ended March 31, 2006. Also impacting cost of sales were increased costs in our production and mailroom departments related to commercial printing and increased preprint volumes.
Selling, General and Administrative
     The purchase of The Park Record in fiscal year 2005 and the December 2005 Texas-New Mexico Newspapers Partnership restructuring and February 2006 Prairie Mountain Publishing Company formation in fiscal year 2006 had the net impact of increasing SG&A by $9.6 million and $10.8 million for the three and nine month periods ended March 31, 2006,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
respectively, as compared to the same periods in the prior fiscal year. Excluding these transactions, SG&A increased 4.4% and 4.2%. The current increases were primarily the result of increases in employee costs, including health care and retirement benefits, as well as increased costs associated with circulation promotion and delivery (primarily fuel due to increased gas prices), and increased costs related to the growth in our advertising revenues and Internet operations. Expenses related to our Internet operations increased $1.3 million (32.5%) and $3.9 million (34.1%) for the three and nine month periods ended March 31, 2006 as compared to the same periods in the prior fiscal year.
Interest Expense
     The increase in interest expense was the result of an increase in the average debt outstanding, as well as an increase in the weighted average cost of debt. Significant borrowings impacting the year over year comparison related to the August 3, 2005 purchase of our interest in the Detroit JOA, the June 10, 2005 purchase of the remaining 20% of The Denver Post Corporation which we did not own, funding for our share of the cost of the new production and office facility being built in Salt Lake City, and the cash investment to increase our ownership interest in the Prairie Mountain Publishing Company. For the three month period ended March 31, 2006, our average debt outstanding increased $46.2 million, or 5.4%, as compared to the same period in the prior year. For the nine month period ended March 31, 2006, our average debt outstanding increased $32.9 million, or 3.8%. For both the three and nine month periods ended March 31, 2006, our weighted average interest rate increased 69 and 66 basis points as compared to the same periods in the prior fiscal year.
Other (Income) Expense, Net
     We include expenses and income items that are not related to current operations in other (income) expense, net.
     The charges incurred for the three month period ended March 31, 2006 relate to litigation expense of $0.3 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.2 million related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133, $(0.8) million gain recognized in conjunction with the contribution of our newspapers in the Eastern Colorado Publishing Company into the Prairie Mountain Publishing Company, $(0.5) million related to our contractual return on our investment in the Detroit JOA and $(0.3) million associated with various other items that were not related to ongoing operations.
     The charges incurred for the nine month period ended March 31, 2006 relate to litigation expense of $0.8 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.6 million related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133, $(0.3) million gain recognized in conjunction with the contribution of our newspapers in Pennsylvania into the Texas-New Mexico Newspapers Partnership, $(0.8) million gain recognized in conjunction with the contribution of our newspapers in the Eastern Colorado Publishing Company into the Prairie Mountain Publishing Company, $(1.3) million related to our contractual return on our investment in the Detroit JOA and $1.5 million associated with various other costs that were not related to ongoing operations.
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
     The net cash flows related to operating activities increased $3.9 million for the nine month period ended March 31, 2006. The majority of the change is attributable to timing of payments of accounts payable and accrued liabilities and timing of distributions from our Salt Lake City JOA. Distributions from the Denver JOA declined as compared to the prior year as a result of lower cash flows provided by the operations of the Denver JOA, combined with increased capital expenditures which reduced the cash available for distributions to the Denver JOA partners.
     The net cash outflows related to investing activities increased by $39.4 million, primarily due to a combined investment of $48.5 million in the Detroit JOA, the Prairie Mountain Publishing Company, and other small investments and a $2.5 million increase in net capital expenditures, partially offset by business acquisition expenditures of $11.2 million in the prior

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
year period. Approximately $12.6 million of the current year capital expenditures is related to our share of the cost of a new printing and office facility being constructed for the Salt Lake City JOA. In addition, capital expenditures for the nine month period ended March 31, 2006 include expenditures related to the construction of a new building in San Bernardino, California and the ongoing project to implement new advertising and circulation systems Company-wide.
     The net cash flows related to financing activities increased by $100.1 million for the nine month period ended March 31, 2006. Activity included normal borrowings and paydowns on long-term debt, as well as borrowings to finance the purchase of our interest in the Detroit JOA, our 50% interest in the Prairie Mountain Publishing Company and to fund our share of the new production and office facility in Salt Lake City and refinancing costs of the new amended credit facility. Excluding the aforementioned items, we paid down debt of approximately $55.0 million in the most recent three quarters. In addition to normal borrowings and paydowns on long-term debt, prior period activity included using cash on hand and available borrowings under the revolver portion of our credit facility to repurchase all of our outstanding 8 5/8% Senior Subordinated Notes for $208.6 million (including $8.6 million of repurchase premiums).
Liquidity
     On April 26, 2006, we and The McClatchy Company (“McClatchy”) entered into a Stock and Asset Purchase Agreement (the “MediaNews Purchase Agreement”) pursuant to which we agreed to purchase the Contra Costa Times and the San Jose Mercury News and related publications and Web sites for $736.8 million. Our obligation to consummate such purchase is subject to customary conditions, including antitrust clearance, and the consummation of the merger of Knight Ridder, Inc. with and into McClatchy.
     On April 26, 2006, The Hearst Corporation (“Hearst”) and McClatchy entered into a Stock and Asset Purchase Agreement (the “Hearst Purchase Agreement”) pursuant to which Hearst agreed to purchase The Monterey County Herald and the Saint Paul Pioneer Press and related publications and Web sites for $263.2 million. Hearst’s obligation to consummate such purchase is subject to customary conditions, including antitrust clearance, and the consummation of the merger of Knight Ridder, Inc. with and into McClatchy. On April 26, 2006, we and Hearst entered into an agreement (the “MediaNews/Hearst Agreement”) pursuant to which (i) we and Hearst agreed to negotiate the terms of an equity investment by Hearst in MediaNews (such investment will not include any governance or economic rights or interest in our publications in the San Francisco Bay Area) and (ii) we agreed to purchase The Monterey County Herald and the Saint Paul Pioneer Press from Hearst if we and Hearst are unable to agree on the terms of a Hearst equity investment in MediaNews. The equity investment by Hearst in MediaNews would be subject to antitrust clearance. The Monterey County Herald and the Saint Paul Pioneer Press will be contributed or sold to us in connection with such equity investment.
     The closings under each of the MediaNews Purchase Agreement and Hearst Purchase Agreement are conditioned upon each other and will occur on the same day. In conjunction with the pending acquisition, we expect to amend our bank credit facility.
     It is expected that The Monterey County Herald, the Contra Costa Times and the San Jose Mercury News will be held in the California Newspapers Partnership (or its successors), a partnership between us, Gannett Co., Inc. (“Gannett”) and Stephens Group, Inc. (“Stephens”). On April 26, 2006, we entered into an agreement with Gannett and Stephens (the “Stephens/Gannett Contribution Agreement”) pursuant to which Gannett and Stephens will contribute their pro rata share of the purchase price (plus estimated transaction fees and expenses) of The Monterey County Herald, the Contra Costa Times and the San Jose Mercury News for a total ranging between approximately $367.5 million and $378.5 million, depending on whether The Monterey County Herald is purchased by the California Newspapers Partnership or included in a separate partnership between us and Stephens, to be owned 67.36% by us and 32.64% by Stephens; our share of the contribution of the purchase price, including estimated transaction fees and expenses, is expected to range from $448.4 million to $459.4 million. We expect to fund our share of the purchase through a new term loan “C” issued in conjunction with our existing bank credit facility. Further, if we and Hearst are unable to agree on the terms of a Hearst equity investment in MediaNews, or if such investment by Hearst does not receive regulatory approval, we presently intend to fund the purchase price of the Saint Paul Pioneer Press and our share of the purchase price of The Monterey County Herald through equity investments from other sources or debt issued by a newly formed holding company that would be the parent company of MediaNews (and we may, while such alternative financing is being obtained, obtain bridge financing pending funding of such alternative financing).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     On September 8, 2005, we amended and restated our December 30, 2003 bank credit facility to take advantage of lower pricing available in the bank loan market. Our amended bank credit facility provides for borrowings of up to $597.3 million, consisting of a $350.0 million revolving credit facility, a $100.0 million term loan “A” and a $147.3 million term loan “B.” During the next twelve months, we will make scheduled quarterly principal payments of $0.4 million under term loan “B,” which we intend to pay from operating cash flows. Any payments on the term loan cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. At March 31, 2006, the balances outstanding under the revolving credit portion of our bank credit facility, term loan “A” and term loan “B” were $158.6 million, $100.0 million and $146.2 million, respectively. We had $31.1 million available for working capital purposes under the revolver portion of our new bank credit facility as of March 31, 2006. Working capital borrowings under our revolver are limited by our leverage covenants.
     In September 2005, the management committee of the Denver JOA authorized the incurrence of up to $150.0 million of debt by the Denver JOA to finance furniture, fixtures and computers for its new office building and new presses and related equipment and building costs necessary to consolidate two production facilities into one. We own a 50% interest in the Denver JOA. As of March 31, 2006, our share of the debt incurred by the Denver JOA is approximately $8.8 million.
     In January 1998, we entered into an option agreement in association with the acquisition financing related to one of our newspapers. The option, which is currently exercisable or putable based on a predetermined formula, entitles the holder to purchase the assets used in the publication of one of our daily newspapers. The option repurchase price at March 31, 2006 is valued at approximately $6.5 million and is recorded as a component of other long-term liabilities. If the option were put to us, the payment would be funded from unused commitments under our bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in our balance sheet as long-term.
     Stephens, a 26.28% partner in the California Newspapers Partnership (“CNP”), has a right to require CNP to redeem its interest in CNP, at its fair market value (plus interest through closing), any time after January 1, 2005. If such right is exercised, Stephens’ interest must be redeemed within two years of the determination of its fair market value. We are not currently aware of any intentions on the part of Stephens to exercise its put. No amounts are recorded in our financial statements related to Stephens’ put right.
     Our ability to service our debt and fund planned capital expenditures depends on our ability to continue to generate operating cash flows in the future. Based on current levels, we believe our cash flow from operations, cash on hand and borrowings available under our bank credit facility will be adequate to meet our future liquidity needs for at least the next twelve months, excluding our expected acquisition of the Contra Costa Times, San Jose Mercury News, The Monterey County Herald and Saint Paul Pioneer Press.
     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2006 will be approximately $2.0 million to $2.5 million, of which approximately $1.5 million has been made through March 31, 2006. We also expect federal and state income tax payments to increase during fiscal year 2006 as compared to fiscal year 2005 related to the impact of alternative minimum taxes.
Off-Balance Sheet Arrangements and Contractual Obligations
     Our various contractual obligations and funding commitments related to our long-term debt have changed since our Annual Report on Form 10-K for the year ended June 30, 2005 as more fully described above and in Note 5: Long-Term Debt.
     Our other contractual obligations have not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2005, other than as described in Note 9: Leases and Note 10: Subsequent Events.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Expenditures

	Capital Expenditures
	Nine Months Ended March 31, 2006
	(Dollars in thousands)
	Wholly-Owned	Non	Our Share of
	Subsidiaries and	Wholly-Owned	Unconsolidated
	Consolidated JOAs	Subsidiaries	JOAs	Total
Total Capital Projects	$25,531	$11,558	$11,491	$48,580

Less Minority Partners’ Share	—	(5,136)	—	(5,136)

Our Share of Capital Projects	$25,531	$6,422	$11,491	$43,444

Near Term Outlook
Newsprint Prices
     Newsprint suppliers last announced a price increase for February 2006. However, the timing and amount of the price increase has and continues to vary widely among newsprint purchasers and suppliers. The April 2006 RISI (“Resource Information Systems, Inc.”) price index for 30 pound newsprint was $655 per metric ton compared to $584 per metric ton in April 2005. As a large buyer of newsprint, our cost of newsprint continues to be below the RISI price index.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK
Debt
     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes the bank term loans and the revolving credit portion of our bank credit facility. In September 2005, we amended our December 30, 2003 bank credit facility to reduce our borrowing margins. No other significant terms were changed. Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. The weighted average interest rate has changed from 4.42% at June 30, 2005 to 5.95% at March 31, 2006. Other than the September 30, 2005 amendment to our bank credit facility, our bank debt has not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2005.
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
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)(b)	$35,814	$32,947	$82,398	$79,054
Net Change in Operating Assets and Liabilities	(20,747)	(5,641)	(7,751)	23,388
Distributions Paid to Minority Interest	17,050	10,694	26,673	23,036
Distributions of Earnings from Unconsolidated JOAs	(17,021)	(19,105)	(53,986)	(66,695)
Distributions of Earnings from Equity Investments.	(536)	(2,891)	(5,065)	(8,402)
Interest Expense	14,033	12,375	41,271	36,694
Bad Debt Expense	(2,618)	(1,933)	(6,946)	(6,301)
Pension Expense, Net of Cash Contributions	(937)	(196)	(1,330)	(694)
Direct Costs of the Unconsolidated JOAs, Incurred
Outside of the Unconsolidated JOAs(c)	16,252	11,822	48,623	36,191
Net Cash Related to Other (Income), Expense	(7,771)	(7,670)	(12,609)	(4,209)

Adjusted EBITDA	33,519	30,402	111,278	112,062
Minority Interest in Adjusted EBITDA	(11,717)	(8,312)	(30,899)	(30,476)
Combined Adjusted EBITDA of Unconsolidated JOAs (our share)	2,488	6,593	21,973	28,516
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (our share)(d)	304	2,122	5,099	7,155

Adjusted EBITDA Available to Company	$24,594	$30,805	$107,451	$117,257

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation (“DPC”) for the three and nine month periods ended March 31, 2005, and the Texas-New Mexico Newspapers Partnership beginning December 26, 2005, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”) (we acquired the minority interest in DPC in the fourth quarter of our fiscal year 2005 and restructured our interest in the Texas-New Mexico Newspapers Partnership by contributing our operations in Pennsylvania late in the second quarter of our fiscal year 2006); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership through December 25, 2005 and our proportionate share of EBITDA of the Prairie Mountain Publishing Company beginning February 1, 2006 (see footnote d).

(b)	Cash Flows from Operating Activities. Cash flows from operating and investing activities have been revised from that previously disclosed for the three and nine month periods ended March 31, 2005. See Note 1: Significant Accounting Policies and Other Matters — Revision/Reclassification of the notes to condensed consolidated financial statements of this Form 10-Q for further discussion.

(c)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(d)	EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. Beginning December 26, 2005, we became the controlling partner of the Texas-New Mexico Newspapers Partnership at which time we began consolidating its results (See Note 7: Acquisitions and Other Transactions of this Form 10-Q for further discussion of the partnership restructuring). The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants. Beginning February 1, 2006, our 50% share of the EBITDA of the Prairie Mountain Publishing Company has also been included in Adjusted EBITDA Available to Company as it too is an integral part of our cash flows from operations as defined by our debt covenant and the Prairie Mountain Publishing Company partnership agreement also requires the partnership to make distributions equal to EBITDA.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. Dollar amounts shown are in thousands.

	Three Months Ended March 31, 2006
		Unconsolidated JOAs
	As Presented Under	Pro-Rata	As Presented on a
	GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$208,376	$69,539	$277,915

Income (Loss) from Unconsolidated JOAs	(8,133)	8,133	—

Cost of Sales	66,424	29,764	96,188
Selling, General and Administrative	108,433	37,287	145,720
Depreciation and Amortization	10,581	10,197	20,778
Interest Expense	14,033	65	14,098
Other (Income) Expense, Net	(1,092)	359	(733)

Total Costs and Expenses	198,379	77,672	276,051

Net Income	(3,645)	—	(3,645)

Adjusted EBITDA(2)	$33,519	$2,488	$36,007

	Nine Months Ended March 31, 2006
		Unconsolidated JOAs
	As Presented Under	Pro-Rata	As Presented on a
	GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$611,173	$223,105	$834,278

Income (Loss) from Unconsolidated JOAs	(16,403)	16,403	—

Cost of Sales	192,481	90,768	283,249
Selling, General and Administrative	307,414	110,364	417,778
Depreciation and Amortization	31,246	36,510	67,756
Interest Expense	41,271	172	41,443
Other (Income) Expense, Net	540	1,694	2,234

Total Costs and Expenses	572,952	239,508	812,460

Net Income	2,086	—	2,086

Adjusted EBITDA(2)	$111,278	$21,973	$133,251

	Three Months Ended March 31, 2005
		Unconsolidated JOAs
	As Presented Under	Pro-Rata	As Presented on a
	GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$184,745	$72,284	$257,029

Income from Unconsolidated JOAs	1,948	(1,948)	—

Cost of Sales	59,314	28,659	87,973
Selling, General and Administrative	95,029	37,032	132,061
Depreciation and Amortization	10,178	3,299	13,477
Interest Expense	12,375	52	12,427
Other (Income) Expense, Net	1,855	1,294	3,149

Total Costs and Expenses	178,751	70,336	249,087

Net Income	2,300	—	2,300

Adjusted EBITDA(2)	$30,402	$6,593	$36,995

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

	Nine Months Ended March 31, 2005
		Unconsolidated JOAs
	As Presented Under	Pro-Rata	As Presented on a
	GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$578,014	$225,494	$803,508

Income from Unconsolidated JOAs	16,754	(16,754)	—

Cost of Sales	181,039	90,002	271,041
Selling, General and Administrative	284,913	106,976	391,889
Depreciation and Amortization	30,395	10,054	40,449
Interest Expense	36,694	146	36,840
Other (Income) Expense, Net	7,254	1,562	8,816

Total Costs and Expenses	540,295	208,740	749,035

Net Income	23,146	—	23,146

Adjusted EBITDA(2)	$112,062	$28,516	$140,578

Footnotes for tables above.

(1)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs (Denver and Salt Lake City). Our interest in the earnings of Newspaper Agency Corporation (Salt Lake City) is 58%, while our interest in the Denver Newspaper Agency is 50%. This adjustment also includes the editorial costs, revenues received outside of these JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

(2)	Adjusted EBITDA As Presented Under GAAP. Adjusted EBITDA is not a GAAP measure.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)(b)	$35,814	$32,947	$82,398	$79,054
Net Change in Operating Assets and Liabilities	(20,747)	(5,641)	(7,751)	23,388
Distributions Paid to Minority Interest	17,050	10,694	26,673	23,036
Distributions of Earnings from Unconsolidated JOAs	(17,021)	(19,105)	(53,986)	(66,695)
Distributions of Earnings from Equity Investments	(536)	(2,891)	(5,065)	(8,402)
Interest Expense	14,033	12,375	41,271	36,694
Bad Debt Expense	(2,618)	(1,933)	(6,946)	(6,301)
Pension Expense, Net of Cash Contributions	(937)	(196)	(1,330)	(694)
Net Cash Related to Other (Income), Expense	(7,771)	(7,670)	(12,609)	(4,209)
Combined Adjusted EBITDA of Unconsolidated JOAs (our share)(c)	2,488	6,593	21,973	28,516
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(d)	16,252	11,822	48,623	36,191

Adjusted EBITDA	36,007	36,995	133,251	140,578
Minority Interest in Adjusted EBITDA	(11,717)	(8,312)	(30,899)	(30,476)
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (our share)(e)	304	2,122	5,099	7,155

Adjusted EBITDA Available to Company	$24,594	$30,805	$107,451	$117,257

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership, The Denver Post Corporation (“DPC”) for the three and nine month periods ended March 31, 2005, and the Texas-New Mexico Newspapers Partnership beginning December 26, 2005, our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”) (we acquired the minority interest in DPC in the fourth quarter of our fiscal year 2005 and restructured our interest in the Texas-New Mexico Newspapers Partnership by contributing our operations in Pennsylvania late in the second quarter of our fiscal year 2006); (ii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership through December 25, 2005 and our proportionate share of EBITDA of the Prairie Mountain Publishing Company beginning February 1, 2006 (see footnote e). Note that pro-rata consolidation already takes into account our proportionate share of the results from our unconsolidated JOAs (Denver and Salt Lake City).

(b)	Cash Flows from Operating Activities. Cash flows from operating and investing activities have been revised from that previously disclosed for the three and nine month periods ended March 31, 2005. See Note 1: Significant Accounting Policies and Other Matters — Revision/Reclassification of the notes to condensed consolidated financial statements of this Form 10-Q for further discussion.

(c)	Combined Adjusted EBITDA of Unconsolidated JOAs. Calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(d)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(e)	EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. Beginning December 26, 2005, we became the controlling partner of the Texas-New Mexico Newspapers Partnership at which time we began consolidating its results (See Note 7: Acquisitions and Other Transactions of this Form 10-Q for further discussion of the partnership restructuring). The Texas-New Mexico Newspapers Partnership agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants. Beginning February 1, 2006, our 50% share of the EBITDA of the Prairie Mountain Publishing Company has also been included in Adjusted EBITDA Available to Company as it too is an integral part of our cash flows from operations as defined by our debt covenants and the Prairie Mountain Publishing Company partnership agreement also requires the partnership to make distributions equal to EBITDA.

EXHIBIT INDEX

Exhibits
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s June 30, 2005 Form 10-K)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s June 30, 2005 Form 10-K)

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002