Form 10-K
period 2006-06-30
MEDIANEWS GROUP INC
filed 2006-09-28
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-75156

MEDIANEWS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0425553
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

101 W. Colfax, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 954-6360

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

     Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

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

     The number of shares outstanding of the registrant’s common stock as of September 26, 2006 was 2,298,346.

Documents Incorporated By Reference: None

*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2006 pursuant to Section 15(d) of the Securities Exchange Act of 1934. The registrant is filing this Annual Report on Form 10-K on a voluntary basis.

Item 1: Business

General

     MediaNews Group, Inc. (“MediaNews” or “the Company”), a Delaware Corporation, was founded in March 1985. We are one of the largest privately owned newspaper companies in the United States in terms of daily paid circulation. We publish 54 market dominant daily and approximately 80 non-daily newspapers in 12 states, including suburban markets in close proximity to the San Francisco Bay area, San Jose, Los Angeles, New York, Baltimore and Boston. We also own metropolitan daily newspapers in Denver, Salt Lake City and Detroit that operate under joint operating agency (“JOA”) agreements. The newspapers we currently control had combined daily and Sunday paid circulation of approximately 2.6 million and 2.9 million, respectively, as of March 31, 2006 (including the daily circulation of the San Jose Mercury News and Contra Costa Times in California, which were acquired on August 2, 2006, and The Monterey County Herald in California and the St. Paul Pioneer Press in Minnesota, which we began managing on August 2, 2006 — see further discussion under “Recent Transactions”). We have grown primarily through strategic acquisitions, partnerships and, to a lesser extent, internal growth. One of our key strategies is geographic clustering. This strategy involves acquiring newspapers, or partnering with newspapers, in markets contiguous to those in which we already operate. Clustering has allowed us to realize substantial revenue synergies and cost efficiencies, resulting in higher operating cash flow growth at those newspapers than they would have achieved on a stand-alone basis.

     Our newspapers are generally positioned in markets with limited direct competition for local newspaper advertising. Start-ups of new daily newspapers in suburban markets with pre-existing local newspapers are infrequent. We believe that our newspaper markets, taken as a whole, have above average population and sales growth potential. Most suburban and small city daily newspapers, such as a majority of the newspapers we own, have the leading or sole distribution in the markets they serve. Suburban newspapers address the specific needs of a community by publishing a broad spectrum of local news as well as advertiser specific editions which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities, the local newspaper provides a combination of social and economic services in a way that only it can, making it attractive for both consumers and advertisers. Our suburban newspapers generate the majority of their revenues from local retail, classified and circulation sales, which we believe are less affected by national economic trends and therefore tend to provide a more stable base of operating cash flow. On the other hand, our metropolitan newspapers generate significant print revenues from high margin national and employment advertising, which is strongly influenced by national and local economic conditions and trends.

     In conjunction with several of our daily newspapers, we operate sizeable weekly newspaper groups that extend our reach and advertising opportunities in and around our daily newspaper markets. Suburban weekly newspapers allow us to attract a different base of advertisers than our paid daily newspapers, such as small local retailers, local classifieds and restaurants, which improves our competitive positioning, reduces the threat of competition from direct mail and shoppers (free circulars) and achieves greater household penetration in our newspaper markets. Our largest suburban weekly newspaper groups operate in conjunction with our San Francisco Bay area newspapers, Los Angeles Newspapers Group and Connecticut Post.

     The following sets forth our paid daily newspapers:

California	Massachusetts
Daily News, Los Angeles, CA	The Sun, Lowell, MA
Press-Telegram, Long Beach, CA	The Berkshire Eagle, Pittsfield, MA
The Monterey County Herald, Monterey, CA(a)	Sentinel & Enterprise, Fitchburg, MA
California Newspapers Partnership — 54.23%-owned partnership	North Adams Transcript, North Adams, MA
San Gabriel Valley Newspaper Group, CA
San Gabriel Valley Tribune, West Covina, CA	Michigan
Pasadena Star-News, Pasadena, CA	The Detroit News, Detroit, MI (JOA)(b)
Whittier Daily News, Whittier, CA
The Sun, San Bernardino, CA	Minnesota
Inland Valley Daily Bulletin, Ontario, CA	St. Paul Pioneer Press, St. Paul, MN(a)
ANG Newspapers, San Francisco Bay Area, CA
Oakland Tribune, Oakland, CA	Utah
Tri-Valley Herald, Pleasanton, CA	The Salt Lake Tribune, Salt Lake City, UT (JOA)
The Daily Review, Hayward, CA
The Argus, Fremont, CA	Vermont
Alameda Times-Star, Alameda, CA	Brattleboro Reformer, Brattleboro, VT
San Mateo County Times, San Mateo, CA	Bennington Banner, Bennington, VT
Marin Independent Journal, Marin, CA
Enterprise-Record/Oroville Mercury-Register, Chico & Oroville, CA	West Virginia
Times-Herald, Vallejo, CA	Charleston Daily Mail, Charleston, WV(b)
Times-Standard, Eureka, CA
The Reporter, Vacaville, CA	Texas-New Mexico Newspapers Partnership — 59.4%-owned partnership
Daily Democrat, Woodland, CA	Texas
The Ukiah Daily Journal, Ukiah, CA	El Paso Times, El Paso, TX
Redlands Daily Facts, Redlands, CA	New Mexico
Lake County Record-Bee, Lakeport, CA Red Bluff Daily News, Red Bluff, CA	Las Cruces Sun-News, Las Cruces, NM The Daily Times, Farmington, NM
San Jose Mercury News, San Jose, CA	Carlsbad Current-Argus, Carlsbad, NM
Contra Costa Times, Walnut Creek, CA	Alamogordo Daily News, Alamogordo, NM
The Deming Headlight, Deming, NM
Colorado	Pennsylvania
The Denver Post, Denver, CO (JOA)	York Daily Record & The York Dispatch, York, PA (JOA)
Prairie Mountain Publishing Company, CO - 50%-owned partnership	Lebanon Daily News, Lebanon, PA
The Fort Morgan Times, Fort Morgan, CO	The Evening Sun, Hanover, PA
Journal-Advocate, Sterling, CO	Public Opinion, Chambersburg, PA
Lamar Daily News, Lamar, CO
Daily Camera, Boulder, CO

Connecticut
Connecticut Post, Bridgeport, CT

(a)	We manage these newspapers for The Hearst Corporation (see additional discussion under Recent Transactions).

(b)	We are responsible only for editorial and news content.

Industry Background

     Newspaper publishing is the oldest and largest segment of the media industry. Newspapers address the specific needs of readers and advertisers in the communities they serve by publishing a broad spectrum of local news as well as special editions that are targeted to specific advertisers and readers. In most communities, the local newspaper provides the primary voice for local news and information, including business, sports, government and social as well as political commentary, making a newspaper’s content attractive to both readers and advertisers. We believe that the local newspaper’s close relationship with its readers and the community is one of the primary reasons why newspapers remain a dominant medium for local advertising, accounting for approximately 42% of all local media advertising expenditures in the United States in calendar 2005.(1)

     We believe that, due to continuing fragmentation of other advertising mediums, newspapers are one of the last mass market mediums available for advertisers. In addition, newspapers are one of the few forms of mass media used by readers for both editorial and advertising content. Readers of newspapers also tend to be more highly educated and have higher incomes than non-newspaper readers, with a recent survey showing approximately 56% of college graduates and 58% of households with incomes greater than $75,000 read a daily newspaper.(1) Because of the desirable demographics and mass market reach of daily newspapers, we believe that they represent the most cost-effective means for advertisers to reach a broad and affluent spectrum of consumers.

     With the exception of a few of the largest cities, most cities in the United States do not have more than one daily newspaper.

Recent Transactions

Acquisitions

San Jose Mercury News, Contra Costa Times, The Monterey County Herald and St. Paul Pioneer Press

     On April 26, 2006, MediaNews Group, Inc. and The McClatchy Company (“McClatchy”) entered into a Stock and Asset Purchase Agreement (the “MediaNews Purchase Agreement”) pursuant to which we agreed to purchase the Contra Costa Times and the San Jose Mercury News and related publications and Web sites for $736.8 million. We consummated the purchase from McClatchy on August 2, 2006 through the California Newspapers Partnership (“CNP”), a 54.23%-owned subsidiary. The acquisition, including fees, was funded in part with contributions of $340.1 million from our partners in CNP. Our share of the acquisition, including fees, was approximately $403.0 million and was funded with borrowings under a new term loan “C” and our existing bank revolver. See further discussion of our amended bank credit facility under “Recent Transactions — Debt.”

     On April 26, 2006, The Hearst Corporation (“Hearst”) and McClatchy entered into a Stock and Asset Purchase Agreement (the “Hearst Purchase Agreement”) pursuant to which Hearst agreed to purchase The Monterey County Herald and the St. Paul Pioneer Press and related publications and Web sites for $263.2 million. Hearst and McClatchy consummated such purchase on August 2, 2006. On August 2, 2006, we entered into an agreement with Hearst (the “MediaNews/Hearst Agreement”) pursuant to which (i) Hearst agreed to make an equity investment of up to $299.4 million (subject to adjustment under certain circumstances) in us (such investment will not include any governance or economic rights or interest in our publications in the San Francisco Bay area) and (ii) we agreed to purchase from Hearst The Monterey County Herald and the St. Paul Pioneer Press with a portion of the Hearst equity investment. The equity investment will afford Hearst an equity interest of approximately 30% (subject to adjustment in certain circumstances) in our publications outside the San Francisco Bay area. The equity investment by Hearst in us is subject to regulatory approval, and a review is currently underway by the Antitrust Division of the Department of Justice. The Antitrust Division has requested information and documents in connection with this review, and we are in the process of responding to the request. We have agreed to manage The Monterey County Herald and the St. Paul Pioneer Press during the period of ownership by Hearst, with us retaining all the net cash flows from these newspapers as a management fee. We also agreed that at the election of MediaNews or Hearst, we will purchase The Monterey County Herald and the St. Paul Pioneer Press from Hearst for $263.2

(1)	Source: Newspaper Association of America

million (plus reimbursement to Hearst for its cost of funds with respect to its purchase of such newspapers) if for any reason Hearst’s equity investment in us is not consummated within six months. We would need to obtain additional financing to fund this purchase. If necessary, we currently intend to fund the purchase price of the St. Paul Pioneer Press and The Monterey County Herald through equity investments from other sources or debt issued by a newly formed holding company that would be the parent company of MediaNews. A portion of the purchase price related to The Monterey County Herald would be funded by one or more partners as described below.

     On April 26, 2006, we also entered into an agreement (the “Stephens/Gannett Contribution Agreement”) with Gannett Co., Inc. (“Gannett”) and S.F. Holding Corporation (“Stephens”), formerly Stephens Media Group, pursuant to which Gannett and Stephens agreed to contribute their pro rata share of the initial purchase price (plus estimated transaction fees and expenses) of The Monterey County Herald for a total ranging between approximately $27.4 million and $38.4 million depending on whether The Monterey County Herald is purchased by the California Newspapers Partnership or, if necessary, a new partnership between us and Stephens, to be owned 67.36% by us and 32.64% by Stephens.

Debt

     On September 8, 2005, we amended our December 30, 2003 bank credit facility (the “amended facility”). The amended facility maintained the $350.0 million revolving credit facility, the $100.0 million term loan “A” and provided for a $147.3 million term loan “B,” which was used to pay off a term loan “C” facility. On August 2, 2006, we entered into another amendment of the amended facility. The August 2, 2006 amendment was entered into in order to create a new $350.0 million term loan “C” facility and to authorize us to purchase the Contra Costa Times, San Jose Mercury News, The Monterey County Herald and the St. Paul Pioneer Press. The $350.0 million term loan “C” facility was funded on August 2, 2006 and, used along with borrowings under our revolver, to pay our portion of the purchase price of the Contra Costa Times and the San Jose Mercury News.

     The term loan “B” bears interest based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin of 1.25% or 0.25%, respectively. Term loan “B” requires quarterly principal payments as follows: $0.4 million through December 2009; $35.2 million from March through September 2010, with the remaining balance due at maturity on December 30, 2010. Term loan “C” bears interest based upon, at the Company’s option, Eurodollar, plus a borrowing margin of 1.75%, or base rate, plus a borrowing margin of 0.75%. Term loan “C” requires quarterly principal payments as follows: $0.875 million through June 2012; and $82.25 million from June 2012 through March 2013, with the remaining balance due at maturity on August 2, 2013. Amounts repaid under the term loans are not available for re-borrowing. Borrowings under the revolving facility may be repaid and re-borrowed, subject to usual and customary conditions for facilities of this nature. The revolving credit facility reduces to $250.0 million on December 30, 2008 and matures on December 30, 2009.

Other Transactions

Texas-New Mexico Newspapers Partnership

     Effective December 26, 2005, we restructured the Texas-New Mexico Newspapers Partnership (“TNMP”) whereby we contributed to TNMP our Pennsylvania newspapers, The Evening Sun (Hanover), the Lebanon Daily News and our interest in the partnership that publishes the York Daily Record and York Sunday News, which will continue to operate under the terms of a JOA agreement along with The York Dispatch. Our partner, Gannett, contributed The Public Opinion in Chambersburg, Pennsylvania. As a result of the contributions and the amendment of the TNMP agreement, TNMP became a 59.4% owned consolidated subsidiary of ours.

Prairie Mountain Publishing Company

     On February 1, 2006, we formed the Prairie Mountain Publishing Company (“PMP”) with E.W. Scripps Company (“Scripps”). Upon formation of PMP, we contributed substantially all of the operating assets used in the publication of the newspapers published by Eastern Colorado Publishing Company comprised of several small daily and weekly newspapers published in eastern Colorado, and Scripps contributed substantially all of the operating assets used in the publication of the Daily Camera and the Colorado Daily, both published in Boulder, Colorado. In addition to the assets contributed to PMP, we paid Scripps approximately $20.4 million to obtain our 50% interest in PMP. Scripps owns the remaining interest in

PMP. As a result of the partnership formation, we no longer consolidate the operations of Eastern Colorado Publishing Company and now account for our share of the operations of PMP under the equity method of accounting.

Detroit

     Effective August 3, 2005, we purchased the editorial assets of The Detroit News, published in Detroit, Michigan, and a 5% limited partnership interest in the Detroit JOA for approximately $25.0 million. We are responsible for the news and editorial content of The Detroit News for which we receive a fixed monthly preferred distribution with possible incremental distributions beginning in 2009 based on profit growth. Under the terms of the Detroit JOA agreement, we are reimbursed for our news and editorial costs. Because of the structure of the partnership and our ownership interest, we account for our investment in the Detroit JOA on the cost basis.

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

     Geographic Clusters and Partnerships. One of our key acquisition strategies is to acquire newspapers in markets contiguous to our own. We refer to this strategy, which we pioneered, as “clustering.” Clustering enables us to realize operating efficiencies and economic synergies, such as the sharing of management, accounting, newsgathering, advertising and production facilities. In addition, we seek to increase operating cash flows at acquired newspapers by reducing labor costs and implementing overall improvements in cost management. Clustering also enables us to maximize revenues by selling advertising into newspapers owned by us in contiguous markets. We believe that this strategy allows us to achieve higher operating margins at our clustered newspapers than we would realize from those newspapers on a stand-alone basis. The acquisition of the San Jose Mercury News and Contra Costa Times is a continuation of this strategy. The California Newspapers Partnership (“CNP”), the Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company are also all extensions of this strategy.

     New Revenue Streams. We focus on developing and implementing new revenue initiatives and exporting these initiatives across all of our newspapers. Launching niche publications is one of our key initiatives. For example, in Denver, we launched YourHub.com, a zoned weekly, distributed in the newspaper, which is published from content created on the Internet by people in the community. We also launched Flipside, an entertainment publication in York, targeting 18 to 34 year olds in that market. We have other revenue growth initiatives, such as a monthly contest for the “best new revenue initiative,” revenue Think Tanks with our top sales executives, TOMA (“Top of Mind Awareness”) which introduces local advertisers to the power of newspaper advertising and SWAT programs which utilize the skills of our best sales representatives in a sales blitz at a sister newspaper. Our Los Angeles Newspaper Group publishes IMPACTO USA, a weekend home delivered Spanish-language newspaper. IMPACTO USA is home delivered every Saturday to over 250,000 targeted Hispanic households in Central and East Los Angeles, Long Beach and the San Fernando Valley under a distribution strategy developed through the Latino Newspaper Network, a marketing and advertising sales partnership in which we participate. In conjunction with these programs, we utilize market research, demographic studies, zoning, strong local market penetration and active community involvement to develop and implement marketing programs that allow us to maximize our share of the available advertising dollars in the market whether in print or online. An expansion of our zoning strategy is YourHub.com, described above, which publishes separate community editions. YourHub.com has over 40 online zones, along with 15 editorial and 10 advertising zoned editions of YourHub.com which are distributed weekly in both Denver newspapers on Thursday.

     Local News Leadership. We believe that we have assembled the largest local newsgathering resources in our markets, and we are committed to being the leading provider of trusted high quality local news in those markets. Each newspaper is locally managed and sets its own news coverage and editorial policy based on the local market. Our focus on in-depth local news coverage sets us apart from other news sources in our markets, contributing to reader loyalty and increasing franchise value. With the timeliness and availability of national and world news 24 hours a day on television and the Internet, we believe that providing in-depth local news coverage is invaluable and is what sets us apart from other news sources. To foster reader interaction and participation, we introduced “citizen journalism” with YourHub.com in Denver whereby local news content and photos are submitted directly by readers. In Denver, we have also introduced Podcasts in which The Denver Post’s top headlines, presented in an audio version, can be downloaded from the newspaper’s Web site, www.denverpost.com, onto a digital audio device, such as an iPod, and listened to on the go. Our ongoing involvement in the communities in which we operate not only strengthens our relationships with these communities but also provides our advertisers a superior vehicle for promoting their products or services. Although our focus is primarily on local news, we are committed to providing quality national and international news coverage when it is of particular interest to the local community.

     Our newspapers are designed to visually attract readers through attractive layouts and color enhancements and have received numerous awards from state press associations as well as other peer organizations for their editorial content, local news and sports coverage, and photography. The majority of our newspapers receive awards annually for excellence in various editorial categories in their respective regions and circulation size.

     Circulation Growth. We believe circulation growth is essential to maintaining and growing the long-term franchise value of our newspapers. Accordingly, we have and will continue to make significant investments in circulation promotion, telemarketing and other circulation growth campaigns to increase circulation and readership. Our circulation growth strategies are focused on growing home delivery and single copy sales, the most desired circulation types for our advertisers. We also design our management incentive programs to reward our publishers for circulation growth at their daily newspapers. Changes in the telemarketing rules, including the National Do-Not-Call Registry, are having an impact on our ability to gain subscriptions through telemarketing; however, we are not prohibited from calling those persons who are not registered with the registry or those persons who are, but with whom we have had a pre-existing relationship during the prior 18 months. Other home delivery circulation marketing programs are being implemented to offset the impact of the reduction in telemarketing orders. While growing circulation volumes is important, we continue to balance this with an eye on circulation profit by instituting programs that target the replacement of higher churn short-term circulation orders with lower cost, longer term circulation orders, thereby delivering a stable subscriber base for our advertising customers and controlling subscriber acquisition costs. In the past, this strategy has improved circulation profits, but in some cases decreased circulation home delivery volumes in the short-term. Throughout the industry, circulation has been a challenging area. According to an analysis completed by the Newspaper Association of America, the industry as a whole reported a decline in total circulation by 2.5% while Sunday declined by 3.1% for the six month period ending March 31, 2006 as compared to the same period a year ago. Sunday circulation at our newspapers declined by less than 1% after excluding Denver JOA and a few of our papers in the very competitive Los Angeles market where management made the decision to continue bringing circulation down. The individual paid circulation on Sunday for this same group increased by nearly 1%. We continue to implement technology to enhance demographic targeting of potential subscribers aimed at acquiring and retaining what our advertisers consider to be high quality subscribers. We have also started offering electronic replica editions to subscribers at several of our papers. This meets the needs of customers who prefer an electronic edition and also saves the cost of printing and delivering those newspapers.

     Cost Controls. We focus on cost control with particular attention on managing staffing requirements. At newspapers with collective bargaining agreements, management strives to enter into long-term agreements with small annual increases. In addition, we further control labor costs through investments in state-of-the-art production equipment that improve production quality and increase operating efficiency. Our investments, such as a new production and office facility in Salt Lake City and in Denver, not only will cut costs through the implementation of 48” web width and shorter cut-off on the new presses as well as lower staffing levels, but will also make significant improvements to the reproduction and color quality of the newspapers. The Salt Lake City facility became operational in the spring of 2006; the production facility in Denver is expected to be fully operational in January 2008.

     We are equally focused on newsprint cost control and are reducing the web width to 48” on the majority of our presses resulting in newsprint volume savings of 4%. In addition to volume savings, each of our newspapers benefits from the discounted newsprint pricing we obtain as one of the largest newspaper groups in the United States. We purchase newsprint from several suppliers under arrangements resulting in what we believe are some of the most favorable newsprint prices in the industry.

     Internet. MediaNews Group interactive (“MNGi”), our Internet subsidiary, drives the interactive media business of our Company and manages the centralized technology infrastructure that supports each of our local sites. Our strategy is to use the Internet and other electronic media to enhance and broaden our position as the leading provider of news, information and services in our local media markets. Our interactive operations are growing market share and extending the profitability of our local media franchises by leveraging our extensive newsgathering resources, print and online sales infrastructures and partnering with providers of emerging technologies and industry leaders, including Internet portals, broadband and wireless. We expect to extend the reach of our brands beyond our core and existing print audience to attract a younger and more diverse audience. Finally, we are cultivating relationships with new and existing advertisers by proactively addressing their needs by providing multimedia packages, among other things.

     We launched a significant new alliance with Yahoo! Hot Jobs which provides employers more visibility and distribution for their job postings and provides job seekers the most comprehensive database of employment listings in each of our local markets. This relationship with Yahoo! Hot Jobs allows us to offer the best value and cutting-edge products for both our advertisers and customers. We recently began exploring additional national distribution opportunities and platforms to increase the distribution of our advertising and news content while expanding the value we provide our customers online.

     To expand our direct sales channels, we are adding several comprehensive online self-service products to facilitate customer orders. We have also begun to implement next generation classified capabilities that we believe will result in more revenue per order, new revenue streams and significant cost savings. The development of these products will allow us to better compete with new entrants into online advertising and enhance advertiser satisfaction.

     Our search strategy launched in 2006 enables us to better understand the intent of our users and thus better deliver relevant content. In addition, we are introducing site registration and personalization across each of our sites, giving us the ability to integrate our online/offline databases to allow for a higher degree of online targeted marketing, including print subscription acquisitions, email marketing and the ability to target advertising based on the captured demographic and psychographic data.

     Finally, in 2007, we plan to launch a wireless strategy that will extend our ability to deliver our content to customers where, how and when they want it.

     By being the leading provider of local news and information in our markets and leveraging the Internet, electronic media, emerging wireless and broadband technologies, we believe that our newspapers are well positioned to respond to and benefit from changes in the way advertising, news and information are delivered to customers now and in the future. Links to our online newspapers can be found at www.newschoice.com.

     Superior Management. Our management team has a proven track record of successfully acquiring, including through partnerships, approximately 80 newspapers that have been successfully integrated into our operations. All of our senior executives have spent the majority of their careers in the newspaper industry operating, acquiring and integrating newspapers.

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

     Advertising revenue includes Retail (local and national department stores, specialty shops, preprinted advertising circulars and other local retailers, direct mail and niche publications), National (national brand advertising accounts), Classified advertising (employment, automotive, real estate and private party) and Interactive (online components of Retail, National and Classified Advertising). Other revenue consists primarily of revenue from commercial printing. The contributions of Retail, National, Classified, Interactive, Circulation and Other revenue to total revenues are shown in the following table.

	Fiscal Years Ended
	June 30,(1)
	2006	2005	2004
Retail	42%	42%	42%
National	6	6	6
Classified	27	26	27
Interactive	5	4	3
Circulation	16	17	17
Other	4	5	5

	100%	100%	100%

(1)	Generally accepted accounting principles do not allow us to consolidate the revenues for our JOA investments we do not control; accordingly, we record our share of the JOAs’ (Salt Lake City, Denver and Charleston through May 7, 2004) net results in one line item, “Income from Unconsolidated JOAs.” The revenue data for the JOAs we do not control (Salt Lake City, Denver, Charleston and Detroit) are excluded from this summary (see further discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies).

Newsprint

     Newsprint is one of the largest costs of producing a newspaper. We buy newsprint from several suppliers under arrangements that we believe provide us with some of the most favorable newsprint prices in the industry. Newsprint prices began increasing during fiscal year 2003 and this trend continued through fiscal year 2006. To combat this, we have begun implementing cost-cutting measures such as decreasing our newspapers to 48” web width and using lighter weight newsprint. During fiscal years 2006 and 2005, excluding our unconsolidated JOA operations, we consumed approximately 146,000 metric tons of newsprint, and in 2004 we consumed approximately 150,000 metric tons of newsprint. During fiscal years 2006, 2005 and 2004, we incurred newsprint expense of $83.6 million, $77.4 million and $72.8 million, respectively. Newsprint expense as a percentage of revenue from our newspaper operations (excluding unconsolidated JOAs) for fiscal years 2006, 2005 and 2004, was 10.1%, 9.9% and 9.8%, respectively. Our average price per metric ton was $574 during fiscal year 2006, compared to $528 and $485 during fiscal years 2005 and 2004, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Near Term Outlook — Newsprint Prices” for a discussion regarding current newsprint pricing trends.

Employee Relations

     As of June 30, 2006, we employed at our consolidated entities and unconsolidated JOAs in Denver and Salt Lake City approximately 8,400 full-time and 1,700 part-time employees, of which approximately 3,000 are unionized (approximately 1,800 of the total union employees are in Denver). There has never been a significant strike or work stoppage at any of our newspapers during our ownership, and we believe that our relations with our employees are generally good.

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

Regulation and Environmental Matters

     Substantially all of our facilities are subject to federal, state and local laws concerning, among other things, emissions to the air, water discharges, handling and disposal of waste and remediation of contaminated sites. Compliance with these laws has not had, nor do we expect it to have, a material effect upon our capital expenditures, net income or competitive position. Although we believe we are in material compliance with these requirements, we may not have been and may not at all times be in complete compliance with all applicable requirements, and there can be no guarantee that we will not incur material costs, including fines or damages, resulting from non-compliance.

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

Item 1A. Risk Factors

Advertising Revenues — We depend on advertising revenues that are affected by a number of factors, many of which are beyond our control.

     The primary source of our revenue is advertising. Our advertising revenues are affected by:

•	the health of the economy in the areas where our newspapers are distributed and in the nation as a whole,

•	the circulation of our newspapers,

•	our editorial content,

•	the demographic makeup of the population where our newspapers are distributed,

•	fluctuations in our competitors’ price of advertising, and

•	the activities of our competitors, including increased competition from other advertising mediums, including network, cable and satellite television, the Internet, radio and weekly newspapers.

Paid Circulation

     The newspaper publishing industry continues to experience some circulation decline with several factors contributing: (a) the ongoing impact of the federally imposed do-not-call lists (now three years old), which limits telemarketing of subscription home delivery sales; (b) the increased scrutiny of, and limitations on, the bulk/third-party sales that had been a source of circulation growth; (c) rule changes by the Audit Bureau of Circulation; and (d) the Internet, which creates competition for readers’ time and may not count as paid circulation if the reader is viewing our newspapers’ Web sites. We have taken steps to meet each of these challenges, including strengthening practices aimed at compliance with industry-wide accepted procedures in circulation reporting. Nonetheless, ongoing decline in paid circulation could have a material effect on the rate and volume of our advertising revenue.

Newsprint Costs — Increases in newsprint costs could adversely affect our financial results.

     Newsprint is a basic commodity and its price is sensitive to the worldwide balance of supply and demand. However, the demand for newsprint can change quickly, resulting in wide swings in its price. Increases in newsprint prices can adversely impact our financial results to the extent such increases are not offset by increased advertising revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Near Term Outlook — Newsprint Prices.”

Competition — Competition could have a material adverse effect on us.

     Our revenue depends primarily upon the sale of advertising and, to a lesser degree, paid circulation. Our competitors for advertising and circulation include local and regional newspapers, magazines, yellow pages, radio and television broadcast, cable television, direct mail, electronic media (including the Internet) and other communications and advertising media which operate in our markets. Some of our competitors are larger and have greater financial resources than we do. The extent and nature of our competition in any particular newspaper market is in large part determined by the location and demographics of the market and the number of media alternatives in that market. Competition for newspaper advertising is largely based upon circulation, price, and the content of the newspaper.

Full Implementation of Operating Strategy — Failure to implement our operating strategy could have a material adverse effect on us.

     Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will be able to maintain circulation of our publications, obtain new sources of advertising revenues, generate additional revenues by building on the brand names of our publications or raise the cover or subscription prices of our publications without causing a decline in circulation.

Senior Management

     Our ability to maintain our competitive position is dependent on the services of our senior management team. If we were unable to retain the existing senior management personnel, develop future senior management within our company or attract other qualified senior management personnel, our business would be adversely affected.

Employee Benefits

     Health insurance costs have increased significantly faster than inflation on an annual basis over the past few years. We also anticipate that in the future, the cost of health care will continue to escalate, causing an increase to our expenses and employee contributions. If we are unable to negotiate favorable health insurance rates, it could adversely affect our results.

Self-Insurance and Deductibles on Workers’ Compensation Insurance

     Under our workers’ compensation insurance program, we are responsible for the first $500,000 per occurrence; otherwise, we have statutory unlimited insurance coverage for workers’ compensation losses. The final cost of many of these claims may not be known for several years. We continuously review the adequacy of our insurance coverage, which we currently believe to be appropriate in light of the cost of insurance coverage and the type of risk being insured.

     The workers’ compensation insurance liability does not include the claims of our independent contractors. We believe these claims are covered under our general liability insurance (discussed below). However, if it is later determined that the independent contractors are covered under workers’ compensation insurance, our exposure (and liability) could be significantly greater than we have currently estimated.

Other Insurance Exposure, including Earthquake Coinsurance and Deductibles and Caps on General Liability, Property and Other Insurance Lines

     Our general liability, property and other insurance lines have deductibles ranging from $100,000 to $500,000. We also have specific earthquake coverage which has a deductible of the lesser of $250,000 per incident, or 5% of the value of the insured property. The maximum insured loss under the earthquake coverage is $70.0 million for our existing locations, and $25.0 million for the properties acquired in August 2006.

We are effectively controlled by two shareholder groups.

     William Dean Singleton, the Scudder family, and their respective family trusts, have the power to vote approximately 93% of our outstanding common stock. These shareholder groups are entitled to elect all of the members of our Board of Directors, and to otherwise control us, including decisions with respect to mergers, liquidations and asset acquisitions and dispositions. There are no independent directors on our Board. However, we are considering expanding the Board and possibly adding an independent director in the future, although there is no assurance such action will be taken.

We are not required to and may not comply with certain Board of Directors and Audit Committee requirements of the Sarbanes-Oxley Act of 2002.

     Our Board of Directors currently consists of four members: two members of the Scudder family, William Dean Singleton, our Chief Executive Officer, and Howell E. Begle, Jr., Of Counsel to Hughes Hubbard & Reed, LLP, which law firm is our counsel. The Board does not have a separate audit committee. No member of the Board has been elected, or is anticipated to be elected, to represent the interests of our creditors. However, we are considering expanding the Board and possibly adding an independent director in the future, although there is no assurance such action will be taken.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

     Portions of our workforce (and portions of the workforces at our JOAs) are represented by labor unions. The collective bargaining agreements covering these employees expire periodically. While we and our partners in our JOAs have in the past been successful in negotiating collective bargaining agreements on terms acceptable to us, and we believe that we and our partners currently have satisfactory relationships with labor unions and our employees who are represented by labor unions, no assurance can be given that we or our partners will be successful in any future negotiations with these unions. Currently, several of the collective bargaining agreements covering our employees and employees of our JOAs have expired. We or our JOAs, as applicable, and the employees that were covered by these agreements are currently continuing to operate under the terms of the expired agreements.

Substantial Leverage — Our substantial indebtedness could have a material adverse effect on our financial health and prevent us from fulfilling our obligations.

     We have a significant amount of indebtedness. Subject to the restrictions contained in our indebtedness agreements, we may incur additional indebtedness from time to time to finance acquisitions, to make capital expenditures, to fund working capital and for general business purposes.

     Our substantial indebtedness could have important consequences. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures or other general corporate purposes,

•	impair our ability to obtain additional financing for, among other things, working capital, capital expenditures, acquisitions or other general corporate purposes, or

•	limit our flexibility to adjust to changing business and market conditions, and make us more vulnerable to a downturn in general economic conditions as compared to our competitors that have any less debt.

     In addition, our failure to comply with the financial and other restrictive covenants contained in our indebtedness agreements could result in an event of default under such indebtedness, which, if not cured or waived, could have a material adverse effect on us. If we cannot meet or refinance our obligations when they are due, we may have to sell assets, reduce capital expenditures or take other actions, which could have a material adverse effect on us.

     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In addition, we may need to refinance all or a portion of our indebtedness, on or before maturity.

Item 1B. Unresolved Staff Comments

     Not applicable.

Item 2: Properties

     Our corporate headquarters are located in Denver, Colorado. The listing below of our production and operating facilities are, in most cases, complete newspaper production and office facilities, but the listing also includes television and radio stations. The principal production and operating facilities we own are located in:

Alaska	Minnesota	Texas	California
Anchorage	St. Paul (a)	El Paso	Vacaville	San Jose
		Graham	Paradise	Walnut Creek
Colorado	New Mexico		Hayward	Concord
Denver	Las Cruces	Utah	Pleasanton	Monterey (a)
	Carlsbad	Salt Lake City	Marin	West Covina
Connecticut	Farmington	Murray	Eureka	Valencia
Bridgeport	Alamogordo		Chico	Long Beach
		Vermont	Oroville	San Bernardino
Massachusetts	Pennsylvania	Brattleboro	Vallejo	Ontario
Pittsfield	York	Bennington	Lakeport	Woodland Hills
North Adams	Hanover		San Mateo	Redlands
Lowell	Lebanon		Woodland
Fitchburg	Chambersburg		Ukiah
Devens

(a)	We manage these newspapers for The Hearst Corporation.

     Certain facilities located in Denver, Colorado and Long Beach, Oakland, Pasadena, Hayward and Pleasanton, California are operated under long-term leases.

     We believe that all of our properties are generally well maintained, in good condition and suitable for current operations. Our equipment is adequately insured.

Item 3: Legal Proceedings

     MediaNews and Salt Lake City Tribune Publishing Company (“SLTPC”) continue to be involved in litigation over SLTPC’s option to acquire the assets used in connection with the operation and publication of The Salt Lake Tribune. We are also involved in other legal proceedings. See Note 11: Commitments and Contingencies of the consolidated financial statements for a description of the background of this litigation and other lawsuits.

Item 4: Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

     There were no equity securities sold by us during fiscal year 2006. There is no established public trading market for our common stock.

     As of June 30, 2006, there were approximately 9 record holders of our Class A Common Stock. No shares of Class B Common Stock are outstanding.

     We have never paid a cash dividend on our common stock. In conjunction with an investment by Hearst in the Company (if approved by the Department of Justice), we anticipate paying a dividend to the Class A shareholders of approximately $25.0 million with a portion of the proceeds from the Hearst investment. In addition, our long-term debt agreements contain covenants which, among other things, limit our ability to pay dividends to our shareholders.

Item 6: Selected Financial Data

     The table below presents selected historical consolidated financial data.

     The following data should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	MediaNews Group, Inc. & Subsidiaries
	Fiscal Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
INCOME STATEMENT DATA(a):
Revenues
Advertising	$660,389	$610,060	$582,689	$570,163	$545,715
Circulation	130,829	129,344	132,505	137,445	139,495
Other	44,658	39,875	38,635	30,990	25,920

Total Revenues	835,876	779,279	753,829	738,598	711,130

Income (Loss) from Unconsolidated JOAs	(23,298)	23,291	22,207	25,227	8,770

Cost of Sales	260,939	242,653	234,784	221,888	220,082
Selling, General and Administrative	417,602	382,180	366,636	346,763	324,364
Depreciation and Amortization	44,067	40,598	40,742	40,553	47,545
Interest Expense	55,564	49,481	57,036	64,252	75,302
Gain on Sale of Newspaper Properties	1,129	114	6,982	28,797	—
Minority Interest	(35,033)	(29,334)	(32,237)	(34,088)	(32,218)
Income Before Income Taxes	4,960	59,970	43,703	69,253	9,883
Net Income	1,077	39,880	26,737	38,312	12,365

CASH FLOW DATA:
Capital Expenditures	$47,501	$51,312	$36,483	$20,669	$11,323
Cash Flows from:
Operating Activities(b)	71,508	92,944	76,455	89,759	66,629
Investing Activities (including Capital Expenditures)(b)	(64,454)	(92,669)	(20,534)	(32,480)	(18,002)
Financing Activities	(10,892)	(60,749)	5,472	(55,965)	(53,747)

BALANCE SHEET DATA:
Total Assets	$1,427,783	$1,365,772	$1,369,170	$1,323,148	$1,291,886
Long-Term Debt and Capital Leases	867,893	877,569	928,467	904,554	957,090
Other Long-Term Liabilities and Obligations	28,774	47,359	26,450	33,947	30,462
Putable Common Stock	40,899	48,556	—	—	—
Total Shareholders’ Equity	59,520	38,493	61,006	34,894	1,903

NON-GAAP FINANCIAL DATA (c):
Long-Term Debt and Capital Leases, Net(d)	$882,833	$875,512	$863,094	$897,998	$945,551

Adjusted EBITDA	$157,335	$154,446	$152,409	$169,947	$166,684
Minority Interest in Adjusted EBITDA	(46,541)	(41,152)	(45,747)	(49,089)	(45,946)
Combined Adjusted EBITDA of Unconsolidated JOAs	27,909	38,097	39,842	40,371	36,006
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company(e)	5,681	9,610	10,108	3,275	—

Adjusted EBITDA Available to Company	$144,384	$161,001	$156,612	$164,504	$156,744

Footnotes on following two pages.

Footnotes from previous page.

(a)	Significant Transactions. The income statement data is impacted by the following significant transactions.

Acquisitions Fiscal Years 2002-2006
Year	Date	Publication	Location	Description	Purchase Price
2006	08/03/05	Detroit News	Detroit, Michigan	Daily morning newspaper	$ 25.0 million
(editorial only) and limited
Detroit JOA partnership interest
See Other Transactions (below) regarding the Prairie Mountain Publishing Company formation and Texas-New Mexico Newspapers Partnership restructuring
2005	01/04/05	The Park Record	Park City, Utah	Three times weekly newspaper	$ 8.0 million
2004	01/05/04	Grunion Gazette and	Long Beach, California	Weekly newspapers	$ 9.0 million
Downtown Gazette
See Other Transactions regarding the York JOA restructuring
2003	01/31/03	Paradise Post	Paradise, California	Three times weekly newspaper,	$ 13.0 million
plus commercial printing
	10/01/02	The Reporter	Vacaville, California	Daily morning newspaper	$ 30.9 million
	10/01/02	Original Apartment	Los Angeles, California	Free distribution apartment rental	$ 10.0 million,
		Magazine		magazine	plus $ 4.9
million in
earnouts
2002	No significant acquisitions.

Dispositions Fiscal Years 2002-2006
Year
2006	No dispositions. See Other Transactions regarding the Prairie Mountain Publishing Company formation and Texas-New Mexico Newspapers Partnership restructuring.
2005	No dispositions.
2004	No significant dispositions. See Other Transactions regarding the Charleston JOA restructuring.
2003	No dispositions. See Other Transactions regarding the formation of Texas-New Mexico Newspapers Partnership.
2002	No dispositions.

Other Transactions Fiscal Years 2002-2006
Year	Description
2006	Effective February 1, 2006, we formed the Prairie Mountain Publishing Company (“PMP”) with E.W. Scripps (“Scripps”). Upon formation of PMP, we contributed substantially all of the operating assets of Eastern Colorado Publishing Company, comprised of several small daily and weekly newspapers, and Scripps contributed substantially all of the operating assets of the Daily Camera and the Colorado Daily, both published in Boulder, Colorado. In addition to the assets contributed to PMP, we paid Scripps $20.4 million to obtain our 50% interest in PMP.

Effective December 26, 2005, we contributed assets of our four daily newspapers published in southern Pennsylvania (The Evening Sun (Hanover), the Lebanon Daily News and our interest in the entity that publishes the York Daily Record and York Sunday News, which will continue to be published under the terms of a joint operating agreement along with The York Dispatch) and Gannett contributed assets of the Public Opinion, published in Chambersburg, PA into the Texas-New Mexico Newspapers Partnership. As a result of the contributions (our ownership percentage went from 33.8% to 59.4%) and amended and restated partnership agreement, we are now the controlling partner and accordingly began consolidating the results of the Texas-New Mexico Newspapers Partnership effective December 26, 2005.

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

2003	Effective March 3, 2003, we formed the Texas-New Mexico Newspapers Partnership with Gannett. We contributed assets of our daily newspapers published in New Mexico (Las Cruces Sun-News, The Daily Times (Farmington), Carlsbad Current-Argus, Alamogordo Daily News and The Deming Headlight) and Gannett contributed the El Paso Times. Upon formation, we recognized in fiscal year 2003 a non-monetary pre-tax gain of $28.8 million and began accounting for our 33.8% interest in the partnership under the equity method of accounting.

2002	None.

Footnotes continue on following page.

Footnotes from previous page (continued).

(b)	Prior Year Revision/Reclassification. For comparability certain prior year balances have been reclassified to conform to current reporting classifications. In particular, the statements of cash flows have been revised for the years ended June 30, 2005, 2004, 2003 and 2002 to reclassify the distribution of net income from equity investments from net cash flows from investing activities to net cash flows from operating activities and to reflect distributions in excess of net income from unconsolidated JOAs and equity investments as cash flows from investing activities in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. For the years ended June 30, 2005, 2004, 2003 and 2002, the revision increased (decreased) the reported net cash flows from investing activities by $6.0 million, ($1.3) million, $12.9 million and $6.0 million, respectively, with an offsetting change in net cash flows from operating activities.

(c)	Non-GAAP Financial Data. The Non-GAAP Financial Data presented, including Adjusted EBITDA and Adjusted EBITDA Available to Company, are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), The Denver Post Corporation (through June 10, 2005), and The York Newspaper Company (through April 30, 2004), our less than 100% owned subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA from the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote e). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of GAAP and Non-GAAP Financial Information.”

(d)	Long-Term Debt and Capital Leases, Net as shown is net of cash and minority interest in cash and long-term debt and includes our share of long-term debt and capital leases in unconsolidated JOAs.

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Long-Term Debt and Capital Leases per Balance Sheet	$867,893	$877,569	$928,467	$904,554	$957,090
Less: Cash per Balance Sheet	(424)	(4,262)	(64,736)	(3,343)	(2,029)
Less: Minority Interest Share of Cash and Long-Term Debt and Capital Leases	(846)	(216)	(2,829)	(7,414)	(13,789)
Add: Our share of Long-Term Debt and Capital Leases in Unconsolidated JOAs, net of minority interest	16,210 (1)	2,421 (1)	2,192	4,201	4,279

Total	$882,833	$875,512	$863,094	$897,998	$945,551

(1)	Excludes our share of the Denver JOA lease (related to the construction of a new building) of approximately $41.7 million and $18.4 million at June 30, 2006 and 2005, respectively, which we expect will be terminated in the second quarter of our fiscal year 2007.

(e)	EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership and the Prairie Mountain Publishing Company agreements require the partnerships to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). From March 3, 2003 through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and beginning February 1, 2006, our 50% share of the EBITDA of Prairie Mountain Publishing Company, have been included in Adjusted EBITDA Available to Company as they are an integral part of our cash flow from operations defined by our debt covenants. Beginning December 26, 2005, we became the controlling partner of the Texas-New Mexico Newspapers Partnership at which time we began consolidating its results. See Note 4: Investments in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership and Note 5: Acquisitions, Dispositions and Other Transactions of the notes to the consolidated financial statements of this Annual Report on Form 10-K for further discussion of the Texas-New Mexico Newspapers Partnership restructuring and the Prairie Mountain Publishing Company formation.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following analysis of the financial condition and results of operations should be read in conjunction with Item 6: Selected Financial Data and the consolidated financial statements of MediaNews Group, Inc. and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Company Overview

     We are in the business of publishing daily and weekly newspapers and Internet Web sites related thereto. Our newspapers derive their revenues primarily from advertising and circulation. Our primary operating expenses (before depreciation and amortization) are employee compensation, newsprint, marketing and distribution. In addition to our newspaper and related Internet operations, we own radio stations in Graham and Breckenridge, Texas and a CBS affiliate television station in Anchorage, Alaska. However, for the fiscal year ended June 30, 2006, the combined revenues of these non-newspaper operations were not significant to our operations as they comprised less than 1.0% of our consolidated revenue.

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

Critical Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions. We make our estimates, based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates. Critical accounting policies for us include revenue recognition; accounts receivable allowances; recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates; pension and retiree medical benefits, which require the use of various estimates concerning the work force, interest rates and plan investment return, and involve the use of advice from consulting actuaries; and reserves for the self-insured portion of our workers’ compensation programs, which are based on such factors as claims growth and also involve advice from consulting actuaries. Our accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuation of deferred tax assets. The notes to our consolidated financial statements included later in this Annual Report on Form 10-K contain a more complete discussion of our significant accounting policies.

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

     The operating results of our unconsolidated JOAs (Denver, Salt Lake City and, through May 7, 2004, Charleston) are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

•	Our proportionate share of net income from JOAs,

•	The amortization of subscriber lists created by the original purchase, as the subscriber lists are attributable to our earnings in the JOAs, and

•	Editorial costs, miscellaneous revenue received outside of the JOA, and other charges incurred by our consolidated subsidiaries directly attributable to providing editorial content and news for our newspapers party to a JOA.

Operating Results

     We have provided below certain summary historical consolidated financial data for fiscal years 2006, 2005 and 2004, in each case including the percentage change between periods.

	Summary Historical Financial Data
	Fiscal Years Ended June 30,
				2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
	(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$835,876	$779,279	$753,829	7.3%	3.4%

Income (Loss) from Unconsolidated JOAs	(23,298)	23,291	22,207	(d )	4.9

Cost of Sales	260,939	242,653	234,784	7.5	3.4
Selling, General and Administrative	417,602	382,180	366,636	9.3	4.2
Depreciation and Amortization	44,067	40,598	40,742	8.5	(0.4)
Interest Expense	55,564	49,481	57,036	12.3	(13.2)
Other (Income) Expense, Net	1,440	8,669	17,365	(83.4)	(50.1)

Total Costs and Expenses	779,612	723,581	716,563	7.7	1.0

Equity Investment Income, Net	5,898	10,201	9,485	(42.2)	7.5

Gain on Sale of Newspaper Properties	1,129	114	6,982	(d )	(d )

Minority Interest	(35,033)	(29,334)	(32,237)	19.4	(9.0)

Net Income	1,077	39,880	26,737	(d )	(d )

CASH FLOW DATA:
Cash Flows from:
Operating Activities(a)	$71,508	$92,944	$76,455
Investing Activities(a)	(64,454)	(92,669)	(20,534)
Financing Activities	(10,892)	(60,749)	5,472

NON-GAAP FINANCIAL DATA (b):
Adjusted EBITDA	$157,335	$154,446	$152,409	1.9%	1.3%
Minority Interest in Adjusted EBITDA	(46,541)	(41,152)	(45,747)	13.1	(10.0)
Combined Adjusted EBITDA of Unconsolidated JOAs	27,909	38,097	39,842	(26.7)	(4.4)
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (c)	5,681	9,610	10,108	(40.9)	(4.9)

Adjusted EBITDA Available to Company	$144,384	$161,001	$156,612	(10.3)%	2.8%

(a)	Prior Year Revision/Reclassification. For comparability, certain prior year balances have been reclassified to conform to current reporting classifications. In particular, the statements of cash flows have been revised for the years ended June 30, 2005 and 2004 to reclassify the distribution of earnings from equity investments from net cash flows from investing activities to net cash flows from operating activities and to reflect distributions in excess of net income from unconsolidated JOAs and equity investments as cash flows from investing activities in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. For the year ended June 30, 2005, the revision increased the reported net cash flows from investing activities and decreased the reported net cash flows from operating activities by $6.0 million. For the year ended June 30, 2004, the revision decreased the reported net cash flows from investing activities and increased the reported net cash flow from operating activities by $1.3 million.

(b)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), The Denver Post Corporation (through June 10, 2005) and The York Newspaper Company (through April 30, 2004), our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA from the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote c). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of GAAP and Non-GAAP Financial Information.”

(c)	The Texas-New Mexico Newspapers Partnership Agreement and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company agreements require the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and beginning February 1, 2006, our 50% share of the EBITDA of Prairie Mountain Publishing Company have been included in Adjusted EBITDA Available to Company as they are an integral part of our cash flows from operations as defined by our debt covenants. Beginning December 26, 2005, we became the controlling partner of the Texas-New Mexico Newspapers Partnership at which time we began consolidating its results. See Note 4: Investments in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership and Note 5: Acquisitions, Dispositions and Other Transactions of the notes to the consolidated financial statements of this Annual Report on Form 10-K for further discussion of the Texas-New Mexico Newspapers Partnership restructuring and the Prairie Mountain Publishing Company formation.

(d)	Not meaningful.

Summary Supplemental Non-GAAP Financial Data

     Joint operating agencies, or JOAs, represent an operating structure that is unique to the newspaper industry. Prior to EITF 00-1 “Balance Sheet and Income Statement Display under the Equity Method of Investments in Certain Partnerships and Other Unincorporated Joint Ventures,” which eliminated the use of pro-rata consolidation except in the extractive and construction industries, we reported the results of our JOA interests on a pro-rata consolidated basis. Under this method, we consolidated, on a line-item basis, our proportionate share of the JOAs’ operations. Although pro-rata consolidation is no longer considered an acceptable method for our financial reporting under GAAP, we believe it provides a meaningful presentation of the results of our operations and the amount of operating cash flow available to meet our debt service and capital expenditure requirements. Our JOA agreements in Denver and Salt Lake City do not restrict cash distributions to the owners and in general our Denver and Salt Lake City JOAs make monthly distributions. We use pro-rata consolidation to internally evaluate our performance and present it here because our bank credit agreement and the indentures governing our senior subordinated notes define cash flows from operations for covenant purposes using pro-rata consolidation. We also believe financial analysts and investors use the pro-rata consolidation and the resulting Adjusted EBITDA, combined with capital spending requirements, and leverage analysis to evaluate our performance. This information should be used in conjunction with GAAP performance measures in order to evaluate our overall prospects and performance. Net income determined using pro-rata consolidation is identical to net income determined under GAAP.

     In the table below, we have presented the results of operations of our JOAs in Denver and Salt Lake City, York through April 30, 2004, and Charleston through May 7, 2004 using pro-rata consolidation, including the percentage change between periods (the operations of the Charleston JOA subsequent to May 7, 2004 and the Detroit JOA have not been included on a pro-rata consolidation basis). See Notes 2 and 3 to the consolidated financial statements for additional discussion of the GAAP accounting for our JOAs.

THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11
OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Fiscal Years Ended June 30,
				2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$1,132,423	$1,081,754	$1,049,851	4.7%	3.0%

Cost of Sales	381,763	362,456	355,808	5.3	1.9
Selling, General and Administrative	565,416	526,755	508,656	7.3	3.6
Depreciation and Amortization	92,261	54,021	55,453	70.8	(2.6)
Interest Expense	55,827	49,679	57,258	12.4	(13.2)
Other (Income) Expense, Net	4,190	9,854	19,225	(57.5)	(48.7)

Total Costs and Expenses	1,099,457	1,002,765	996,400	9.6	0.6

Gain on Sale of Newspaper Properties	1,129	114	6,982	(c )	(c )

Minority Interest	(35,033)	(29,334)	(26,215)	19.4	11.9

Net Income	1,077	39,880	26,737	(c )	(c )

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:
Operating Activities(a)	$71,508	$92,944	$76,455
Investing Activities(a)	(64,454)	(92,669)	(20,534)
Financial Activities	(10,892)	(60,749)	5,472

PRO-RATA OTHER DATA(b):
Adjusted EBITDA	$185,244	$192,543	$185,387	(3.8)%	3.9%
Minority Interest in Adjusted EBITDA	(46,541)	(41,152)	(38,883)	13.1	5.8
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company	5,681	9,610	10,108	(40.9)	(4.9)

Adjusted EBITDA Available to Company	$144,384	$161,001	$156,612	(10.3)%	2.8%

(a)	See footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of Prior Year Revision/Reclassification.

(b)	See footnote (b) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of Adjusted EBITDA, EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company and Adjusted EBITDA Available to Company. The Minority Interest in Adjusted EBITDA shown is calculated the same as described in footnote (b) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” except that Minority Interest in Adjusted EBITDA shown here on a pro-rata basis includes only the minority interest in Adjusted EBITDA of the California Newspapers Partnership and The Denver Post Corporation (through June 10, 2005), as pro-rata consolidation factors out of the minority interest associated with The York Newspaper Company through April 30, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of GAAP and Non-GAAP Financial Information.”

(c)	Not meaningful.

Fiscal Year 2006 Executive Overview

     In fiscal year 2006, we continued to grow advertising revenue. We saw growth in national, preprint, employment and real estate classified advertising in most of our markets. While advertising revenue grew, circulation revenue declined slightly. The trend of significant growth in Internet advertising revenue continued as Internet-related revenues increased 38.4% in fiscal year 2006, after adjusting for acquisitions and dispositions. The Internet is a critical element of our overall strategy to expand our audience by delivering news and information to a larger, more diverse and younger audience, which in turn allows our advertising customers to take advantage of our expanded market reach.

     During fiscal year 2006, newsprint and employee benefit costs, two of our largest expenses, continued their trend from fiscal year 2005 and increased at a higher rate as compared to other operating expenses. Excluding our unconsolidated JOAs, our average cost per metric ton of newsprint increased almost 8.7% in fiscal year 2006 and 8.9% in fiscal year 2005, which correspondingly increased cost of sales by $4.6 million and $5.5 million during the respective fiscal years. Reduced consumption associated with decreases in retail advertising volumes, a shift to preprint advertising from advertising printed in the newspaper, and small circulation declines helped to somewhat offset the impact of newsprint price increases. Employee benefit costs were driven by increases in health care costs and post-retirement benefits. Health care costs across the United States continued to increase during fiscal year 2006. Pension and other post retirement benefit costs increased due to increases in assumed health care costs and lower discount rates. We also saw increased spending related to our Internet initiatives. We continue to maintain tight cost controls throughout our organization and seek to identify areas where further cost control measures can be implemented.

Transactions

     Our current year results were also impacted by the following transactions completed during fiscal year 2006:

•	In August 2005, we purchased The Detroit News, Inc. which included a limited partnership interest in the Detroit JOA.

•	In September 2005, we amended our bank credit facility to refinance a portion of our long-term debt and reduce certain interest rate margins charged under the bank credit facility.

•	Effective December 26, 2005, we restructured the Texas-New Mexico Newspapers Partnership whereby we contributed to the partnership our Pennsylvania newspapers: The Evening Sun (Hanover), the Lebanon Daily News and our interest in the partnership that publishes the York Daily Record and York Sunday News, which continues to operate under the terms of a joint operating agreement along with The York Dispatch. Gannett, our partner in the Texas-New Mexico Newspapers Partnership, contributed the Public Opinion in Chambersburg, PA. As a result of the contributions and amendment and restatement of the partnership agreement, the Texas-New Mexico Newspapers Partnership became a 59.4%-owned consolidated subsidiary of ours.

•	In February 2006, the Prairie Mountain Publishing Company was formed after which we no longer consolidate the results of Eastern Colorado Publishing Company and account for our investment in Prairie Mountain Publishing Company under the equity method of accounting. We own 50% of Prairie Mountain Publishing Company.

     In addition to the fiscal year 2006 transactions described above, certain transactions in fiscal years 2005 and 2004 had an impact on the comparisons of our results for the years ended June 30, 2006, 2005 and 2004.

     In fiscal year 2005, transactions that affect comparisons include the following:

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

Comparison of Fiscal Years Ended June 30, 2006 and 2005

Revenues

     On a same newspaper basis (after adjusting for the aforementioned fiscal year 2005 Park City acquisition, the fiscal year 2006 Detroit acquisition, Texas-New Mexico Newspapers Partnership restructuring and Prairie Mountain Publishing Company formation), the following changes occurred in our significant revenues categories for the year ended June 30, 2006 as compared to the prior year.

     Advertising Revenues. Advertising revenues increased by approximately 1.7% for the year ended June 30, 2006 as compared to the prior year. The increase in advertising revenue was due principally to increases in national and preprint advertising categories, as well as increases in revenues from our Internet operations, offset in part by a decrease in retail (ROP, run of press) advertising. The classified advertising category remained relatively flat with increases in classified employment and classified real estate being offset by decreases in classified automotive.

     Circulation Revenues. Circulation revenues decreased 4.9% for the year ended June 30, 2006 as compared to the prior year. The decrease was primarily due to home delivery pricing pressures at most of our newspapers, which resulted in our offering greater discounts to acquire new and retain existing subscribers, in order to help achieve our home delivery volume goals.

Income from Unconsolidated JOAs

     As noted in our discussion of critical accounting policies, income from unconsolidated JOAs (Denver and Salt Lake City) includes our proportionate share of net income from those JOAs, the amortization of subscriber lists created by the original purchase, editorial costs, miscellaneous revenue and other charges directly attributable to providing editorial content and news for newspapers party to a JOA. The following discussion takes into consideration all of the associated revenues and expenses described above. The results for the year ended June 30, 2006 were negatively impacted by the accelerated depreciation taken on certain fixed assets at production facilities in Denver and Salt Lake City which have been or will be retired earlier than originally expected due to the construction or completion of new production facilities at their respective locations. Excluding depreciation and amortization which were significantly impacted by the effect of accelerated depreciation, income from unconsolidated JOAs in Denver and Salt Lake City was down approximately $11.8 million or 32.2% compared to the prior year. The results of the Denver JOA were negatively impacted by a soft advertising market combined with higher newsprint prices, increased circulation, promotion and delivery costs, and increased employee benefit costs. Excluding the impact of the accelerated depreciation, the results of the Salt Lake City JOA were relatively flat year over year. While the Salt Lake City JOA experienced many of the same operating expense increases that the Denver JOA did, its advertising revenue gains mostly kept pace with these expense increases.

Cost of Sales

     The purchase of The Park Record in fiscal year 2005, the December 2005 Texas-New Mexico Newspapers Partnership restructuring and the February 2006 formation of Prairie Mountain Publishing Company had the net impact of increasing cost of sales by $12.9 million for the year ended June 30, 2006 as compared to the prior year. Excluding these transactions, cost of sales increased 2.3%. The increase was driven by an 8.7% increase in newsprint prices as compared to the same period in prior year. Our average price of newsprint was $574 per metric ton for the year ended June 30, 2006 as compared to $528 per metric ton for the prior year. Increases in newsprint prices were offset in part by decreases in newsprint consumption of approximately 4.4% for the year ended June 30, 2006. Also impacting cost of sales were increased costs in our production and mailroom departments related to commercial printing and increased preprint volumes.

Selling, General and Administrative

     The purchase of The Park Record in fiscal year 2005, the December 2005 Texas-New Mexico Newspapers Partnership restructuring and the February 2006 formation of Prairie Mountain Publishing Company had the net impact of increasing SG&A by $20.4 million for the year ended June 30, 2006 as compared to the prior year. Excluding these transactions, SG&A increased 3.9%. The current year increases were primarily the result of increases in employee costs, including health care and retirement benefits, as well as increased costs associated with circulation promotion and delivery (primarily fuel due to increased gas prices), and increased costs related to the growth in our advertising revenues and Internet operations. Expenses related to our Internet operations increased $5.0 million for the year ended June 30, 2006 as compared to the prior year, which was more than offset by Internet revenue growth of 38.4%.

Interest Expense

     The increase in interest expense was the result of an increase in the average debt outstanding, as well as an increase in the weighted average cost of debt. Significant borrowings impacting the year over year comparison related to the August 3, 2005 purchase of our interest in the Detroit JOA, the June 10, 2005 purchase of the remaining 20% of The Denver Post Corporation which we did not own, funding for our share of the cost of the new production and office facility built in Salt Lake City, and the cash investment associated with the formation of the Prairie Mountain Publishing Company. For the year ended June 30, 2006, our average debt outstanding increased $34.9 million, or 4.0%, and our weighted average interest rate increased 64 basis points as compared to the prior year.

Other (Income) Expense, Net

     We include expenses and income items that are not related to current operations in other (income) expense, net.

     The charges incurred for the year ended June 30, 2006 relate to litigation expense of $1.3 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.8 million related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133, $(2.0) million related to our contractual return on our investment in the Detroit JOA, $0.2 million in bank fees and $1.1 million associated with various other items that were not related to ongoing operations.

Equity Investment Income, Net

     Included in equity investment income, net is our share of the net income (or loss) of our non-JOA equity investees as further described in Note 2: Significant Accounting Policies and Other Matters of the notes to consolidated financial statements. The $4.3 million decrease in equity investment income, net is largely due to the December 25, 2005 restructuring of the Texas-New Mexico Newspapers whereby as a result of the restructuring, we no longer account for our interest in the Texas-New Mexico Newspapers Partnership under the equity method of accounting and instead consolidate the partnership’s results.

Net Income

     Net income for fiscal year 2006 was negatively impacted by the loss from unconsolidated JOAs which was caused by the accelerated depreciation taken on certain fixed assets at production facilities in Denver and Salt Lake City which have been or will be retired earlier than originally expected due to the construction or completion of new production facilities at their respective locations. Excluding the impact of accelerated depreciation at the Denver and Salt Lake JOAs, pre-tax net income declined $6.8 million. Our effective tax rate was 78% for the year ended June 30, 2006, as compared to 34% for the year ended June 30, 2005. The effective tax rate was higher in fiscal year 2006 due to the contribution of our eastern Colorado newspapers to Prairie Mountain Publishing Company which caused a change in how we account for the related book/tax basis differences, an increase in the valuation allowances for state tax NOL carryforwards, and recurring non-deductible expenses that had a larger impact on the effective income tax rate in fiscal year 2006 due to lower pre-tax book income in fiscal year 2006 compared to the prior year.

Comparison of Fiscal Years Ended June 30, 2005 and 2004

Revenues

     On a same newspaper basis (after adjusting for the aforementioned fiscal year 2005 Park City and fiscal year 2004 Gazette transactions), the following changes occurred in our significant revenues categories for the year ended June 30, 2005 as compared to the prior year.

     Advertising Revenues. Advertising revenues increased by approximately 4.1% for the year ended June 30, 2005 as compared to the prior year. The increase in advertising revenue was due principally to increases in national of 6.1%, classified of 3.7% and preprints of 9.6%, as well as a $7.8 million or 40.5% increase in revenues from our Internet operations, offset in part by a small decrease in retail ROP (run of press) advertising of 1.9%. The growth in preprint revenues was due to a trend of major retail advertisers shifting from ROP advertising and into preprint advertising. For the year ended June 30, 2005, employment and real estate classified advertising increased at the majority of our newspapers. These gains, however, were somewhat offset by declines in classified automotive advertising.

     Circulation Revenues. Circulation revenues decreased by approximately 3.0% for the year ended June 30, 2005 as compared to the prior year. The decrease was primarily due to pricing pressures at some of our newspapers, as well as competition from other non-newspaper media sources, which resulted in greater discounts in order to acquire new and retain existing subscribers and help achieve our home delivery volume goals.

Income from Unconsolidated JOAs

     As noted in our discussion of critical accounting policies, income from unconsolidated JOAs (Denver, Salt Lake City, and through May 7, 2004, Charleston) includes our proportionate share of net income from those JOAs, the amortization of subscriber lists created by the original purchase, editorial costs, miscellaneous revenue and other charges directly attributable to providing editorial content and news for our newspapers party to a JOA. The following discussion takes into consideration all of the associated revenues and expenses described above. The aforementioned Charleston restructuring had the net impact of decreasing income from unconsolidated JOAs by $1.3 million for the year ended June 30, 2005. Excluding the impact of the Charleston restructuring, the increase for the year ended June 30, 2005 was due to improved net income at both the Denver and Salt Lake JOAs.

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

Net Income

     Net income for fiscal year 2005 was negatively impacted by $9.2 million for redemption premiums and unamortized discounts associated with the early redemption of our 8 5/8% Senior Subordinated Notes. Excluding the $9.2 million loss on early extinguishment of debt, pre-tax net income was $69.2 million for the year ended June 30, 2005. Prior year pre-tax income was impacted by $9.3 million for redemption premiums, net of unamortized premiums, that were recorded as a result of redeeming our 8 3/4% Senior Subordinated Notes and a $7.0 million pre-tax gain on sale of newspaper assets, primarily associated with the Charleston newspapers restructuring. Excluding the $9.3 million loss on early extinguishment of debt and the $7.0 million pre-tax gain on sale, pre tax net income was $46.0 million for the year ended June 30, 2004. Our effective tax rate was 34% for the year ended June 30, 2005, as compared to 39% for the year ended June 30, 2004.

Liquidity and Capital Resources

     Our sources of liquidity are cash and other working capital, cash flows provided from operating activities, distributions from JOAs and partnerships and the borrowing capacity under our bank credit facility. Our operations, consistent with the newspaper industry, require little investment in inventory, as less than 30 days of newsprint is generally maintained on hand; however, from time to time, we increase our newsprint inventories in anticipation of price increases. In general, our receivables have been collected on a timely basis.

Cash Flow Activity

     The decrease in net cash flows from operating activities of $21.4 million for the year ended June 30, 2006, was largely attributable to a $12.6 million increase in distributions paid to minority interests, a $32.0 million decrease in distributions of net income from unconsolidated JOAs and equity investments, offset in part by a $29.8 million change in cash flows from operating assets and liabilities due to timing.

     The net cash outflows related to investing activities decreased by $28.2 million. The significant changes between fiscal year 2006 and 2005 are as follows. In fiscal year 2006, we had combined investments of $47.9 million related to the Detroit JOA, Prairie Mountain Publishing Company, and other small investments, as compared to combined investments of $58.6 million in the prior year (primarily the purchase of the remaining minority interest in The Denver Post Corporation and the Park City acquisition). In addition, the fiscal year 2006 change was impacted by a net $13.8 million increase in distributions in excess of net income from unconsolidated JOAs, equity investments and other unconsolidated subsidiaries, and a $3.8 million decrease in capital expenditures. However, total cash distributions from unconsolidated JOAs (components of operating and investing cash flows) decreased by $15.1 million year over year. Approximately $15.3 million of the 2006 capital expenditures are related to our share of the cost of a new printing and office facility being constructed for the Salt Lake City JOA. In addition, capital expenditures for the year ended June 30, 2006 include expenditures related to the construction of a new building in San Bernardino, California and the ongoing project to implement new advertising and circulation systems company-wide.

     The net cash outflows related to financing activities decreased by $49.9 million for the year ended June 30, 2006. Activity included normal borrowings and paydowns on long-term debt, as well as borrowings to finance the purchases of our interest in the Detroit JOA, our 50% interest in the Prairie Mountain Publishing Company and to fund our share of the new production and office facility in Salt Lake City, contributions related to certain equity investments and refinancing costs of the September 8, 2005 amended credit facility. Excluding the aforementioned items we paid down debt of approximately, $70.1 million for the year ended June 30, 2006. In addition to normal borrowings and paydowns on long-term debt, prior period activity included using cash on hand and available borrowings under the revolver portion of our credit facility to repurchase all of our outstanding 8 5/8% Senior Subordinated Notes for $208.6 million (including $8.6 million of repurchase premiums).

Capital Expenditures

	Capital Expenditures
	Fiscal Year 2007 Plan				Fiscal Year 2006 Actual
	(Dollars in thousands)
	Wholly-	Non Wholly-	Our Share of		Wholly-	Non Wholly-	Our Share of
	Owned	Owned	Unconsolidated		Owned	Owned	Unconsolidated
	Subsidiaries	Subsidiaries	JOAs	Total	Subsidiaries	Subsidiaries	JOAs	Total
Total Capital Projects	$24,262	$14,448	$17,930	$56,640	$32,496	$15,005	$16,858	$64,359

Less Minority Partners’ Share	—	(6,441)	—	(6,441)	—	(6,817)	—	(6,817)

	$24,262	$8,007	$17,930	$50,199	$32,496	$8,188	$16,858	$57,542

     Non-maintenance expenditures planned for fiscal year 2007 include costs for leasehold improvements and furniture and fixtures related to Corporate and our Internet group’s move, a redundant data center as well as other infrastructure software and equipment for our Internet group, and certain production facility improvements and various other technology infrastructure improvements throughout the Company. Carryover expenditures from the prior year of which our share (net of minority interest) is approximately $12.5 million are primarily for new Company-wide advertising and circulation systems, front-end editorial systems for the Alameda Newspapers Group and our share of remaining costs related to the new printing and office facility in Salt Lake City. Planned expenditures related to our share of unconsolidated JOAs include the new production and office facilities in Denver. Management reviews the capital expenditure plan throughout the year and adjusts it as required to meet our current business needs and performance. Capital expenditures related to these projects are expected to be funded either through available cash or borrowings under our bank credit facility. The capital expenditures plan above excludes the capital budget for our August 2, 2006 acquisitions (see Note 16: Subsequent Events for further discussion of the acquisition).

Liquidity at June 30, 2006

     On April 26, 2006, we entered into a Stock and Asset Purchase Agreement (the “MediaNews Purchase Agreement”) with The McClatchy Company (“McClatchy”) pursuant to which we agreed to purchase the Contra Costa Times and the San Jose Mercury News and related publications and Web sites for $736.8 million. We consummated such purchase from McClatchy on August 2, 2006 through the California Newspapers Partnership, a 54.23% owned subsidiary. Our cash portion of the acquisition, including fees, was approximately $403.0 million and was funded with borrowings from our revolver and proceeds from a new term loan “C” of our amended bank credit facility. The acquisition, including fees, was funded in part with contributions of $340.1 million from our partners in the California Newspapers Partnership. See further discussion regarding term loan “C” below.

     On April 26, 2006, The Hearst Corporation (“Hearst”) and McClatchy entered into a Stock and Asset Purchase Agreement (the “Hearst Purchase Agreement”) pursuant to which Hearst agreed to purchase The Monterey County Herald and the St. Paul Pioneer Press and related publications and Web sites for $263.2 million. Hearst and McClatchy consummated such purchase on August 2, 2006. On August 2, 2006, we entered into an agreement with Hearst (the “MediaNews/Hearst Agreement”) pursuant to which (i) Hearst agreed to make an equity investment in us of up to $299.4 million (subject to adjustment under certain circumstances). Such investment will not include any governance or economic rights or interest in our publications in the San Francisco Bay Area and (ii) we agreed to purchase from Hearst The Monterey County Herald and the St. Paul Pioneer Press with a portion of the proceeds from the Hearst equity investment. The equity investment will afford Hearst an equity interest of approximately 30% (subject to adjustment in certain circumstances) in our publications outside the San Francisco Bay area. Hearst will also be provided certain approval rights with respect to our publications outside the San Francisco Bay area. The equity investment by Hearst in the Company is subject to regulatory approval, and a review is currently underway by the Antitrust Division of the Department of Justice. The Antitrust Division has requested information and documents in connection with this review, and we are in the process of responding to this request. We have agreed to manage The Monterey County Herald and the St. Paul Pioneer Press during the period of ownership by Hearst, with us retaining all the net cash flows from these newspapers as a management fee. We have also agreed that at the election of MediaNews or Hearst, we will purchase The Monterey County Herald and the St. Paul Pioneer Press from Hearst for $263.2 million (plus reimbursement of Hearst’s cost of funds in respect of its purchase of such newspapers) if for any reason Hearst’s equity investment in us is not consummated within six months, which may be extended by agreement of both parties. We would need to obtain additional financing to fund this purchase, if required. We will consolidate the financial statements of these two properties commencing August 2, 2006. If necessary, we currently intend to fund the purchase of the St. Paul Pioneer Press and The Monterey County Herald through equity investments from other sources or debt issued by a newly formed holding company that would be the parent company of MediaNews. Proceeds from The Monterey County Herald contribution to CNP or separate Stephens partnership would also be available to fund the Hearst purchase.

     On April 26, 2006, we entered into an agreement with Gannett and S.F. Holding Corporation (the “Stephens/Gannett Contribution Agreement”) pursuant to which Gannett and S.F. Holding Corporation (“Stephens”) will contribute their pro rata share of the purchase price (plus estimated transaction fees and expenses) of The Monterey County Herald, for a total ranging between approximately $27.4 million and $38.4 million, depending on whether The Monterey County Herald is purchased by the California Newspapers Partnership or a partnership between us and Stephens, to be owned 67.36% by us and 32.64% by Stephens.

     On June 30, 2006, our debt structure included our amended and restated bank credit facility which provides for borrowings of up to $597.3 million, consisting of a $350.0 million revolving credit facility, a $100.0 million term loan “A” and a $147.3 million term loan “B.” Any payments on the term loans cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. On June 30, 2006, the balances outstanding under the revolving credit portion of the bank credit facility, term loan “A” and term loan “B” were $146.6 million, $100.0 million and $145.8 million, respectively, and we had $193.0 million available for future borrowings, net of $10.4 million in outstanding letters of credit.

     In July 2006, we sold our office building in Long Beach, California for approximately $20.0 million. We expect to recognize a gain on the sale of the building. In conjunction with the sale of our building, we entered into a 15-year lease agreement for space to house our Long Beach operations. The lease term commences once the new space is ready to be occupied, which is expected to be in the second quarter of our fiscal year 2007. Expected minimum lease payments are as follows: fiscal years 2007 through 2009 — $0.8 million per year; fiscal years 2010 through 2011 — $0.9 million per year; and thereafter — $10.5 million cumulatively.

     On August 2, 2006, we amended our existing bank credit facility. The amendment was entered into in order to create a new $350.0 million term loan “C” facility and to authorize us to purchase the Contra Costa Times, San Jose Mercury News, The Monterey County Herald and the St. Paul Pioneer Press. The amended facility maintains the $350.0 million revolving credit facility, the $100.0 million term loan “A,” the $147.3 million term loan “B” and provides for the $350.0 million term loan “C” facility which was borrowed on August 2, 2006 and used to pay our portion of the purchase price for the Contra Costa Times and the San Jose Mercury News along with the additional borrowings under our revolving credit facility. The term loan “C” bears interest based upon, at the Company’s option, Eurodollar, plus a borrowing margin of 1.75%, or base rate, plus a borrowing margin of 0.75%. The term loan “C” requires quarterly principal payments as follows: $0.875 million through June 2012; and $82.25 million from June 2012 through March 2013, with the remaining balance due at maturity on August 2, 2013. Amounts repaid under term loan “C” are not available for re-borrowing.

     In September 2005, the management committee of the Denver JOA authorized the incurrence of up to $150.0 million of debt by the Denver JOA to finance furniture, fixtures and computers for its new building and new presses and related equipment and building costs related to the consolidation of two existing production facilities into one for the Denver JOA. We own a 50% interest in the Denver JOA. As of June 30, 2006, our share of the debt incurred by the Denver JOA for the items mentioned was approximately $14.0 million. See “Off-Balance Sheet Arrangements” for further information regarding our share of long-term debt in Denver.

     In January 1998, we entered into an option agreement in association with the acquisition financing of one of our newspaper properties. This option provides the holder the right to purchase the assets used in the publication of the newspaper, which the option holder can exercise or put such option to us based on a predetermined formula anytime after January 31, 2003. The option repurchase price at June 30, 2006 is valued at approximately $6.6 million, and is recorded as a component of other long-term liabilities. If the option were put to us, we expect to fund the payment with available borrowings from our bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in our balance sheet as long-term. If the option is not exercised, we must repurchase it on January 30, 2010.

     S.F. Holding Corporation (“Stephens”), a 26.28% partner in the California Newspapers Partnership (“CNP”), has a right to require CNP to redeem its interest in CNP at its fair market value (plus interest through closing) any time after January 1, 2005. If such right is exercised, Stephens’ interest must be redeemed within two years of the determination of its fair market value. We are not currently aware of any intentions on the part of Stephens to exercise its put. No amounts are recorded in our financial statements related to Stephens’ put right.

     Our ability to service our debt and fund planned capital expenditures depends on our ability to continue to generate operating cash flows in the future. Based on current levels, we believe our cash flow from operations, available cash and available borrowings under our bank credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2007 will be approximately $8.5 million to $9.0 million (including the required contributions for the plans assumed in conjunction with our August 2, 2006 acquisition). We expect federal income tax payments to significantly increase next year because of the impact of alternative minimum taxes.

Distributions from Partnerships

     Set forth below is a description of the ownership structure and earnings-distribution provisions of our Denver, Salt Lake City and Detroit JOAs, as well as the CNP, the Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company partnership agreements:

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

its monthly EBITDA (and other funds available for distribution), less working capital required by the partnership and payments under its separate credit agreements, to The Denver Post Corporation.

•	Through our wholly-owned subsidiary, The Detroit News, Inc., we own a limited partnership interest in Detroit Newspaper Partnership, L.P. Under the Detroit JOA agreement, the partnership is required to make fixed preferred distributions to us monthly, as well as reimburse us for our news and editorial costs. The fixed preferred distributions are as follows: $5.0 million for years 2006 and 2007; $4.0 million for years 2008 and 2009; $3.0 million for years 2010 and 2011; $2.0 million for the year 2012; and $1.9 million for all remaining years. Beginning in 2009, we may receive incremental distributions based on profit growth of the Detroit JOA.

•	Through our wholly-owned subsidiary, West Coast MediaNews LLC, we own a 54.23% interest in the California Newspapers Partnership (“CNP”). Under the terms of the partnership agreement, we are entitled to monthly distributions of the partnership’s EBITDA in proportion to our partnership interest, less working capital required and debt service payments (total CNP debt, excluding the debt and capital leases we contributed to the partnership, is $1.2 million at June 30, 2006 of which our share is $0.7 million).

•	Through our wholly-owned subsidiary, New Mexico-Texas MediaNews LLC, we own a 59.4% interest in the Texas-New Mexico Newspapers Partnership. Pursuant to the partnership agreement, the partnership management committee is required to determine the amount of earnings (before depreciation and amortization) or other partnership funds available for distribution for each accounting period and distribute (generally monthly) 59.4% of such funds to New Mexico-Texas MediaNews LLC.

•	Through our wholly-owned subsidiary, Eastern Colorado Publishing Company, we own 50% of the Prairie Mountain Publishing Company. Under the Prairie Mountain Publishing Company partnership agreement, monthly distributions equal to 50% of EBITDA (and other funds available for distribution), less working capital required by the partnership, are required to be made to Eastern Colorado Publishing Company.

Off-Balance Sheet Arrangements

     Our share of long-term debt in unconsolidated JOAs (Denver) was approximately $16.2 million at June 30, 2006 (excludes approximately $41.7 million at June 30, 2006 for our share of the Denver JOA construction lease related to a new building to consolidate the Denver JOA operations). We expect the Denver JOA will terminate the construction lease in the second quarter of our fiscal year 2007.

Contractual Obligations

     The following table represents our contractual obligations as of June 30, 2006:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Long-Term Debt(1)	$861,923	$3,926	$41,843	$356,459	$459,695
Capital Lease Obligations, Net of Imputed Interest	5,970	207	519	645	4,599
Operating Leases	41,135	6,865	10,655	4,147	19,468
Purchase Obligations(2)	116,922	41,972	56,492	15,243	3,215
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP(3)	28,774	—	2,496	9,406	16,872

Total	$1,054,724	$52,970	$112,005	$385,900	$503,849

(1)	Does not reflect our August 2, 2006 amended credit facility which provided for a new term loan “C.” Maturities related to the new term loan “C” facility are as follows: Fiscal years 2007 through 2011 — $3.5 million each year; and thereafter — $329.0 million.

(2)	Purchase obligations primarily include commitments to purchase newsprint. One of our newsprint contracts requires us to purchase newsprint at market. For purposes of this disclosure we used the market price as of June 2006. It is difficult to predict the price of newsprint over the term of the contract.

(3)	Reflected on the balance sheet in Other Liabilities (long-term) at June 30, 2006 is $6.6 million related to the amount accrued to repurchase an option held by a third party to purchase the assets used in the publication of one of our newspaper properties. The option was exercisable beginning in January 2003; however it is included in Other Liabilities (long-term) because if the option is put to us, we expect to fund the payment with available borrowings from our bank credit facility.

Near Term Outlook

Newsprint Prices

     Newsprint suppliers last announced a price increase for August 2006. However, the timing and amount of the price increase has and continues to vary widely among newsprint purchasers and suppliers, and we believe that such increase is unlikely to hold. The August 2006 RISI (“Resource Information Systems, Inc.”) price index for 30 pound newsprint was $663 per metric ton compared to $612 per metric ton in August 2005. As a large buyer of newsprint, our cost of newsprint continues to be below the RISI price index.

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

     Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (non-GAAP measure).

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$71,508	$92,944	$76,455	$89,759	$66,629
Net Change in Operating Assets and Liabilities	(4,132)	25,678	20,126	8,619	459
Distributions Paid to Minority Interest	40,782	28,167	36,176	38,765	43,406
Distributions of Net Income from Unconsolidated JOAs	(44,120)	(71,878)	(66,828)	(66,326)	(50,995)
Distributions of Net Income from Equity Investments	(5,228)	(9,511)	(9,676)	(4,360)	(1,448)
Interest Expense	55,564	49,481	57,036	64,252	75,302
Bad Debt Expense	(9,893)	(8,065)	(7,405)	(9,632)	(10,213)
Pension Income (Expense), Net of Cash Contributions	(2,427)	(1,463)	(1,082)	(31)	(1,172)
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	46,318	44,286	42,352	39,226	35,367
Net Cash Related to Other (Income), Expense	8,963	4,807	5,255	9,675	9,349

Adjusted EBITDA	157,335	154,446	152,409	169,947	166,684
Minority Interest in Adjusted EBITDA	(46,541)	(41,152)	(45,747)	(49,089)	(45,946)
Combined Adjusted EBITDA of Unconsolidated JOAs	27,909	38,097	39,842	40,371	36,006
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (c)	5,681	9,610	10,108	3,275	—

Adjusted EBITDA Available to Company	$144,384	$161,001	$156,612	$164,504	$156,744

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), The Denver Post Corporation (through June 10, 2005) and The York Newspaper Company (through April 30, 2004), our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote (c)).

(b)	Direct Costs of Unconsolidated JOAs. Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs includes the editorial costs, publishing related revenues, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004, the Charleston Daily Mail, but excludes depreciation and amortization and other expense not related to continuing operations as these costs are not included in Adjusted EBITDA. See Note 3: Joint Operating Agencies in the footnotes to our consolidated financial statements for further description and analysis of this adjustment.

(c)	The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership agreement, effective March 3, 2003, and the Prairie Mountain Publishing Company agreement, effective February 1, 2006, require the partnerships to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). From March 3, 2003 through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and, beginning February 1, 2006, our 50% share of the EBITDA of Prairie Mountain Publishing Company have been included in Adjusted EBITDA Available to Company as they are an integral part of our cash flows from operations as defined by our debt covenants. Beginning December 26, 2005, we became the controlling partner of the Texas-New Mexico Newspapers Partnership at which time we began consolidating its results. See Note 4: Investments in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership and Note 5: Acquisitions, Dispositions and Other Transactions of the notes to the consolidated financial statements of this Form 10-K for further discussion of the Texas-New Mexico Newspapers Partnership restructuring and the Prairie Mountain Publishing Company formation.

Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidated basis (non-GAAP measure).

	Years Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$71,508	$92,944	$76,455
Net Change in Operating Assets and Liabilities	(4,132)	25,678	20,126
Distributions Paid to Minority Interest	40,782	28,167	36,176
Distributions of Net Income from Unconsolidated JOAs	(44,120)	(71,878)	(66,828)
Distributions of Net Income from Equity Investments	(5,228)	(9,511)	(9,676)
Interest Expense	55,564	49,481	57,036
Bad Debt Expense	(9,893)	(8,065)	(7,405)
Pension Income Expense, Net of Cash Contributions	(2,427)	(1,463)	(1,082)
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the JOAs (c)	46,318	44,286	42,352
Combined Adjusted EBITDA of Unconsolidated JOAs(b)	27,909	38,097	39,842
Minority Interest in Adjusted EBITDA of the York Newspaper Company (d)	—	—	(6,864)
Net Cash Related to Other (Income), Expense	8,963	4,807	5,255

Adjusted EBITDA	185,244	192,543	185,387
Minority Interest in Adjusted EBITDA	(46,541)	(41,152)	(38,883)
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company	5,681	9,610	10,108

Adjusted EBITDA Available to Company	$144,384	$161,001	$156,612

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), and The Denver Post Corporation (through June 10, 2005), our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”) and (ii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. Note that pro-rata consolidation already takes into account our share of the results from our unconsolidated JOAs and factors out the minority interest associated with The York Newspaper Company through April 30, 2004.

(b)	Combined Adjusted EBITDA of Unconsolidated JOAs. Combined Adjusted EBITDA of Unconsolidated JOAs is calculated as total revenues, less cost of sales and SG&A expense from the Unconsolidated JOAs Pro-Rata Adjustment column presented that follows under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(c)	Direct Costs of Unconsolidated JOAs. Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs includes the editorial costs, publishing related revenues, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004 the Charleston Daily Mail, but excludes depreciation and amortization and other expense not related to continuing operations as these costs are not included in Adjusted EBITDA. See Note 3: Joint Operating Agencies in the footnotes to our consolidated financial statements for further description and analysis of this adjustment.

(d)	Minority Interest in Adjusted EBITDA of the York Newspaper Company. Minority Interest in Adjusted EBITDA of the York Newspaper Company through April 30, 2004 is calculated as total revenues, less cost of sales and SG&A expense from the Adjustment to Eliminate 42.5% Minority Interest in York JOA column presented that follows under “ — Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

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

	Year Ended June 30, 2006
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on
	Under GAAP	Adjustment(2)	a Pro-Rata Basis
Total Revenues	$835,876	$296,547	$1,132,423

Loss from Unconsolidated JOAs	(23,298)	23,298	—

Cost of Sales	260,939	120,824	381,763
Selling, General and Administrative	417,602	147,814	565,416
Depreciation and Amortization	44,067	48,194	92,261
Interest Expense	55,564	263	55,827
Other (Income) Expense, Net	1,440	2,750	4,190

Total Costs and Expenses	779,612	319,845	1,099,457

Gain on Sale of Newspaper Properties	1,129	—	1,129

Minority Interest	(35,033)	—	(35,033)

Net Income	1,077	—	1,077

Adjusted EBITDA(3)	$157,335	$27,909	$185,244

	Year Ended June 30, 2005
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on
	Under GAAP	Adjustment(2)	a Pro-Rata Basis
Total Revenues	$779,279	$302,475	$1,081,754

Income from Unconsolidated JOAs	23,291	(23,291)	—

Cost of Sales	242,653	119,803	362,456
Selling, General and Administrative	382,180	144,575	526,755
Depreciation and Amortization	40,598	13,423	54,021
Interest Expense	49,481	198	49,679
Other (Income) Expense, Net	8,669	1,185	9,854

Total Costs and Expenses	723,581	279,184	1,002,765

Minority Interest	(29,334)	—	(29,334)

Net Income	39,880	—	39,880

Adjusted EBITDA(3)	$154,446	$38,097	$192,543

	Year Ended June 30, 2004
		Adjustment to
		Eliminate 42.5%	Unconsolidated
	As Presented	Minority Interest	JOAs Pro-Rata	As Presented on
	Under GAAP	in York JOA(1)	Adjustment(2)	a Pro-Rata Basis
Total Revenues	$753,829	$(15,280)	$311,302	$1,049,851

Income from Unconsolidated JOAs	22,207	—	(22,207)	—

Cost of Sales	234,784	(3,192)	124,216	355,808
Selling, General and Administrative	366,636	(5,224)	147,244	508,656
Depreciation and Amortization	40,742	(500)	15,211	55,453
Interest Expense	57,036	(78)	300	57,258
Other (Income) Expense, Net	17,365	(264)	2,124	19,225

Total Costs and Expenses	716,563	(9,258)	289,095	996,400

Gain on Sale of Newspaper Properties	6,982	—	—	6,982

Minority Interest	(32,237)	6,022	—	(26,215)

Net Income	26,737	—	—	26,737

Adjusted EBITDA(3)	$152,409	$(6,864)	$39,842	$185,387

(1)	Adjustment to Eliminate 42.5% Minority Interest in York JOA. Eliminates The York Newspaper Company JOA minority partner’s 42.5% share from the individual line items with a corresponding adjustment to GAAP minority interest through April 30, 2004. Effective April 30, 2004, we acquired the minority interest in The York Newspaper Company. The difference between the minority interest adjustment provided in the reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidated basis (non-GAAP measure) and the pro-rata minority interest adjustment above is that certain items (Depreciation and Amortization, Interest Expense and Other (Income) Expense, Net) are excluded from Minority Interest in Adjusted EBITDA.

(2)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis of the income statements of our unconsolidated JOAs. Our interest in the earnings of the Salt Lake City JOA is 58%, while our interests in Denver Newspaper Agency and Charleston Newspapers (through May 7, 2004) are 50%. This adjustment also includes the editorial costs, publishing related revenues, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune, The Denver Post, and the Charleston Daily Mail (through May 7, 2004). See Note 3: Joint Operating Agencies in the footnotes to our consolidated financial statements for further description and analysis of the components of this adjustment.

(3)	Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes our bank term loans and bank credit facility.

     The following table provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date.

Interest Rate Sensitivity
Principal or Notional Amount by Expected Maturity
Average Interest or Swap Rate

	Years Ended June 30,								Fair Value 2006
	2007	2008	2009	2010	2011	Thereafter	Total		(Liability)
				(Dollars in thousands)
Liabilities
Long-Term Debt including Current Portion Fixed Rate	$—	$—	$—	$—	$—	$446,813	$446,813		$403,125
Average Interest Rate	8.64%	8.64%	8.64%	8.64%	8.64%	8.64%

Variable Rate	$4,973	$14,973	$29,973	$317,404	$98,817	$332,500	$798,640		$798,640
Average Interest Rate(c)	6.83%	6.83%	6.83%	6.83%	6.83%	6.83%

Total							$1,245,453	(a)

(a)	The long-term debt (including current portion) of $1,245.4 million from the Market Risk table above differs from total long-term debt of $861.9 million reported in Note 6: Long-Term Debt of the notes to the consolidated financial statements due to the following (in millions):

$1,245.4	Balance per table above
22.8	(b)
(406.3)	(c)

$861.9	Total per Note 6: Long-Term Debt

(b)	Relates to various notes payable due through 2013. The Market Risk table above excludes these long-term obligations as we could not practicably estimate fair value due to the lack of quoted market prices for these types of instruments and our inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal.

(c)	Reflects our August 2, 2006 amended credit facility, which provided for a new $350.0 million term loan “C,” which we used along with borrowings under our revolver of $56.3 million to fund our August 2, 2006 acquisition. See Note 16: Subsequent Events of the notes to the consolidated financial statements for further discussion.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements contained herein and elsewhere in this annual report on Form 10-K are based on current expectations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” “believe,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated and should be viewed with caution. Potential risks and uncertainties that could adversely affect our ability to obtain these results, and in most instances are beyond our control, include, without limitation, the following factors: (a) increased consolidation among major retailers, bankruptcy or other events that may adversely affect business operations of major customers and depress the level of local and national advertising, (b) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising, (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors, (d) increases in newsprint costs over the level anticipated, (e) labor disputes which may cause revenue declines or increased labor costs, (f) acquisitions of new businesses or dispositions of existing businesses, (g) costs or difficulties related to the integration of businesses acquired by us may be greater than expected, (h) increases in interest or financing costs, (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including increased competition from Internet advertising and news sites and (j) other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

Item 8: Financial Statements and Supplementary Data

     The response to this item is filed as a separate part of this report. See Item 15: Exhibits and Financial Statement Schedules.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A: Controls and Procedures

     As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that material information regarding us and/or our subsidiaries required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. During the fourth quarter of our fiscal year 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Title
Richard B. Scudder	93	Chairman of the Board and Director
William Dean Singleton	55	Vice Chairman and Chief Executive Officer and Director
Joseph J. Lodovic, IV	45	President
Steven B. Rossi	57	Executive Vice President and Chief Operating Officer
Anthony F. Tierno	61	Senior Vice President of Operations
Eric J. Grilly	35	President, MediaNews Group Interactive; Senior Vice President MediaNews
Ronald A. Mayo	45	Vice President and Chief Financial Officer
James L. McDougald	53	Treasurer
Michael J. Koren	39	Vice President and Controller
Steven M. Barkmeier	45	Vice President Tax
Elizabeth A. Gaier	41	Senior Vice President of New Business Development
Charles M. Kamen	58	Vice President Human Resources
David M. Bessen	52	Vice President and Chief Information Officer
Patricia Robinson	64	Secretary
Jean L. Scudder	52	Director
Howell E. Begle, Jr.	62	Director

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

     Joseph J. Lodovic, IV has served as President of MediaNews since February 2001. Prior thereto, he served as Executive Vice President and Chief Financial Officer from 1993 to February 2001. Mr. Lodovic has been with MediaNews since 1987.

     Steven B. Rossi has served as Executive Vice President and Chief Operating Officer of MediaNews since September 2006. Prior thereto he served as Senior Vice President and Chief Financial Officer of Knight Ridder Inc. from January 2005 until its acquisition by The McClatchy Company in June 2006. He previously served as President/Newspaper Division of Knight Ridder from 2001 to 2004 and Senior Vice President/Operations of Knight Ridder from 1998 to 2001.

     Anthony F. Tierno has served as Senior Vice President of Operations since February 2001. Prior thereto, he served as Executive Vice President and Chief Operating Officer of MediaNews from 1993 to February 2001. Mr. Tierno has been with MediaNews since its inception in 1985.

     Eric J. Grilly has served as President of MediaNews Group Interactive since October 2002 and as Senior Vice President of MediaNews Group since September 2006. Prior thereto, he served as Vice President of MediaNews Group Interactive from October 2000 to October 2002. From May 1999 to October 2000, Mr. Eric Grilly was Vice President of Interactive Media of The Denver Post Corporation. Mr. Eric Grilly is the son of Mr. Gerald E. Grilly who served as Executive Vice President and Chief Operating Officer of MediaNews from February 2001 through August 2006.

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

     James L. McDougald has served as Treasurer since September 1994. Prior thereto, he was Controller for MediaNews from 1988 to 1994.

     Michael J. Koren has served as Vice President and Controller since July 2001.

     Steven M. Barkmeier has served as Vice President Tax since July 2004. Prior thereto, he served as Director of Tax from November 1995 to June 2004.

     Elizabeth A. Gaier has served as Senior Vice President of New Business Development since January 2006. Prior thereto, she served as Vice President of New Business Development from November 2001 to January 2006. Prior thereto she served as Director of Advertising at the Ventura County Star from 2000 to 2001.

     Charles M. Kamen has served as Vice President Human Resources for MediaNews Group since he joined the Company in April 2000.

     David M. Bessen has served as Vice President and Chief Information Officer since November 2005. Prior thereto, he served as Director of Information Services for Copley Press from 1996 to 2005.

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

Code of Ethics

     We have adopted a code of ethics that applies to all employees and officers of MediaNews. You may obtain a copy of our code of ethics, without charge, by request directed to Ronald A. Mayo, at MediaNews Group, Inc., 101 West Colfax, Suite 1100, Denver, CO 80202, (303) 954-6360.

Item 11: Executive Compensation

     The following table sets forth the cash compensation paid or payable to Mr. Singleton and each of the other four most highly compensated executive officers whose direct or allocated cash compensation exceeded $100,000 for services rendered to MediaNews in fiscal year 2006. None of our executive officers have an employment agreement with us except Messrs. Singleton and Lodovic.

		Annual Compensation		Long Term Compensation
				Restricted Stock	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards (a)	Compensation (b)
William Dean Singleton	2006	$1,010,625	$250,000	$588,745	$159,988
Vice Chairman, Chief Executive Officer	2005	962,475	450,000	—	196,427
	2004	872,250	150,000	—	115,933

Joseph J. Lodovic, IV	2006	$671,700	$250,000	$353,320	$80,785
President	2005	639,600	400,000	—	60,316
	2004	574,950	150,000	—	47,140

Gerald E. Grilly (c)	2006	$614,375	$81,250	$659,190	$50,367
Executive Vice President &	2005	589,375	157,500	—	64,509
Chief Operating Officer	2004	538,050	113,750	—	15,398

Anthony F. Tierno	2006	$373,013	$5,000	$1,334,075	$24,105
Senior Vice President of Operations	2005	358,750	42,500	—	30,414
	2004	322,875	61,250	—	19,164

Eric J. Grilly	2006	$271,050	$75,000	$156,950	$9,896
President, MediaNews Group Interactive	2005	256,250	95,500	—	23,355
	2004	206,500	83,500	—	10,213

(a)	Reflects the value of restricted stock units calculated by multiplying the number of units granted times the fair value as defined and calculated in accordance with the RSU plan document on the date of the grant. The number of restricted stock units held by each of the named executive officers at June 30, 2006 and the dollar value of such units are as follows: Mr. Singleton, 1,613 units, $390,346; Mr. Lodovic, 968 units, $234,256; Mr. Gerald E. Grilly, 1,806 units, $437,052; Mr. Tierno, 3,655 units, $884,510; Mr. Eric J. Grilly, 430 units, $104,060. Fair market value of the RSU grants fluctuates with our performance and the performance of certain of our peers in the newspaper industry.

(b)	Included in “All Other Compensation” are amounts earned under the deferred compensation plans described below.

(c)	Effective August 31, 2006, Mr. Grilly retired from MediaNews. In connection therewith, Mr. Grilly will receive severance of $1.25 million payable over three years, $150,000 bonus associated with the August 2, 2006 acquisition, as well as $250,000 in connection with the Company’s long-term compensation plans.

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

     We also award discretionary bonuses to executive officers who are not covered by employment agreements based on completion of individual performance criteria determined on an annual basis.

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

•	the earlier of (x) the completion of 20 years of continuous service with us or our affiliates or (y) attainment of age 67 while still employed by us or our affiliates; or

•	the date on which the participant (a) has completed at least five years of participation in RSU Plan and (b) has a combined age and years of continuous service with us or our affiliates of at least 72.

     RSUs fully vest upon the occurrence of a “Change in Control” (as defined) and vest pro rata in the event of the participant’s death, disability or termination of employment by us without cause. Any RSUs not so vested are forfeited upon the participant’s termination of employment, unless otherwise determined by the board (or committee) in its sole discretion.

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

     The issuance of up to 150,000 shares of our Class B common stock is authorized under the RSU Plan. RSU grants have been awarded to the following executive officers in fiscal years 2006 and 2007: Mr. William Dean Singleton, Mr. Joseph J. Lodovic, IV, Mr. Anthony F. Tierno, Mr. Ronald A. Mayo, Mr. James L McDougald, Mr. Charles M. Kamen, Mr. Eric J. Grilly and Ms. Elizabeth A. Gaier. Mr. Gerald E. Grilly and Mr. Stephen M. Hesse received RSU grants in fiscal year 2006.

Equity Compensation Plan Information

     As of June 30, 2006, the number of shares of our Class B common stock to be issued upon exercise of securities issued under our Career RSU Plan (which is our only equity compensation plan) and the number of shares reserved for future issuance thereunder was as follows:

	(a)	(b)	(c)
Number of securities remaining
	Number of securities to	Weighted-average	available for the future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	- 0 -	$ - 0 -	139,895
Equity compensation plans not approved by security holders	- 0 -	$ - 0 -	- 0 -

Employment and Other Agreements

     Under the terms of Mr. Singleton’s Employment Agreement, which was amended and restated effective July 1, 2005, Mr. Singleton is currently entitled to receive cash compensation at an annual rate of $1,035,300, subject to annual increase of not less than 5%, and a one-time cash bonus of $100,000, which was paid in June 2005. In addition, Mr. Singleton is entitled to receive an annual cash bonus of up to $500,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such fiscal year. Other discretionary bonuses may be paid which are not part of his Employment Agreement, if approved by the Board of Directors. Mr. Singleton’s Employment Agreement expires on December 31, 2009, but is automatically renewed for successive one-year terms unless either party gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. Additionally, Mr. Singleton’s Employment Agreement may be terminated prior to the expiration of the existing term under certain circumstances. Mr. Singleton is entitled to severance payments if his employment terminates for certain reasons. In addition, if the Employment Agreement terminates by expiration at the end of the initial term or any renewal term, Mr. Singleton is entitled to receive a cash payment equal to his base annual salary in effect immediately prior to termination, plus an amount equal to the maximum annual bonus he is eligible to earn. Under Mr. Singleton’s Employment Agreement, he is eligible to participate in equity ownership and incentive plans established for executive personnel. Mr. Singleton’s Employment Agreement also provides for him to be reimbursed for the annual premium (up to a maximum premium of $100,000 per year) on up to $40 million of term life insurance insuring his spouse as part of his estate planning. Mr. Singleton’s Employment Agreement contains a two-year non-compete covenant for all geographical areas in which newspapers are owned or managed by us and or our subsidiaries with paid print circulation in excess of 25,000 at the time of termination of the Employment Agreement; provided, however that the ownership of up to 5% of any class of publicly traded securities of any entity shall not be deemed to be a violation. In the event of his disability, Mr. Singleton has the right to require MediaNews to purchase his common stock from time to time during his lifetime in an aggregate amount not to exceed $1.0 million in any fiscal year. At June 30, 2006, the total estimated cost (determined actuarially) of the repurchase would be $26.8 million and such amount is recorded as a component of “Putable Common Stock” on our balance sheet. From 1996 through 2002, MediaNews advanced a total of $1.5 million to the Singleton Irrevocable Trust (see Item 12: Security Ownership of Certain Beneficial Owners and Management) to fund premiums on cash surrender life insurance policies covering Mr. Singleton and his wife. The advances are recorded in our consolidated balance sheet as a component of other long-term assets. Advances will be repaid when the policy is surrendered or earlier at Mr. Singleton’s option. No interest is charged to Mr. Singleton on these advances. No funding by MediaNews of this insurance coverage has occurred subsequent to July 2002. The cash surrender value life insurance policies were originally purchased in order to mitigate the impact of estate taxes that may be due on MediaNews stock held in the Singleton Revocable Trust as a result of the death of Mr. Singleton and his spouse and the resulting need for us to repurchase such shares to provide liquidity in the Singleton Revocable Trust.

     Mr. Lodovic’s Employment Agreement was amended and restated effective July 1, 2005. Mr. Lodovic is currently entitled to receive cash compensation at an annual rate of $688,200, subject to annual increase of not less than 5%, and a one-time cash bonus of $100,000, which was paid in June 2005. In addition, Mr. Lodovic is also entitled to receive an annual cash bonus of up to $400,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such year. Other discretionary bonuses may also be paid which are not part of his employment agreement, if approved by the Board of Directors. Mr. Lodovic’s Employment Agreement expires on December 31, 2009, but is automatically renewed for successive one-year terms unless either party gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. Additionally, Mr. Lodovic’s Employment Agreement may be terminated prior to the expiration of the existing term under certain circumstances. Mr. Lodovic is entitled to severance payments if his employment terminates for certain reasons. In addition, if the Employment Agreement terminates by expiration at the end of the initial term or any renewal term, Mr. Lodovic is entitled to receive a cash payment equal to his base annual salary in effect immediately prior to termination, plus an amount equal to the maximum annual bonus he is eligible to earn. Under Mr. Lodovic’s Employment Agreement, he is also eligible to participate in equity ownership and incentive plans established for executive personnel. Mr. Lodovic’s Employment Agreement contains a two-year non-compete covenant for all geographical areas in which newspapers are owned or circulated by us or our subsidiaries with paid print circulation in excess of 25,000 at the time of termination of the Employment Agreement; provided, however that the ownership of up to 5% of any class of publicly traded securities of any entity shall not be deemed to be a violation. Mr. Lodovic is also party to a Shareholder Agreement with the Company. The Shareholder Agreement entitles Mr. Lodovic, upon termination of his employment following December 31, 2009, by mutual agreement, or as a result of breach by the Company or certain other circumstances, to put to us at a price of 100% of the then fair market value (as determined by formula outlined in the Shareholder Agreement) shares of Class A and B common stock which he owns. We also have a call under Mr. Lodovic’s Shareholder Agreement to acquire, and Mr. Lodovic has a right to put, such shares following termination of his employment under other circumstances, at a price equal to a percentage of fair market value (as determined by formula outlined in the Shareholder Agreement), which increases to 100% on December 31, 2009 (at June 30, 2006, Mr. Lodovic is entitled to 80% of the fair market value). As of June 30, 2006, the value of Mr. Lodovic’s put, as calculated per terms of the Shareholder Agreement, was estimated to be $14.1 million and is recorded as a component of “Putable Common Stock” on our balance sheet. In the event of his disability, Mr. Lodovic has the right to require MediaNews to purchase his common stock from time to time during his lifetime in an aggregate amount not to exceed $1.0 million in any fiscal year.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management

     The authorized capital stock of MediaNews consists of 3,000,000 shares of Class A common stock, $0.001 par value, 2,314,346 shares of which are issued of which 2,298,346 are outstanding and 16,000 are held in treasury and 150,000 shares of Class B common stock, $0.001 par value, none of which are issued or outstanding at June 30, 2006. We have not declared or paid any cash dividends on our common stock in the past. Our current long-term debt agreements place limits on our ability to pay dividends. In conjunction with an investment by Hearst in the Company (if approved by the Department of Justice), we anticipate paying a dividend to the Class A Shareholders of approximately $25.0 million with a portion of the proceeds from the Hearst investment.

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

Item 13: Certain Relationships and Related Transactions

Management Services

     We are a party to a consulting agreement, renewable annually, with Mr. Richard Scudder, which agreement requires us to make annual payments of $300,000. In connection with his consulting services, Mr. Scudder participates in our medical plans at no cost to him and we provide Mr. Scudder with the use of a car, which is also used for personal purposes. The cost to us for providing this car during the last fiscal year and currently has been the cost of insurance and maintenance. We also pay the compensation for an administrative assistant for Mr. Scudder.

     We are a party to a management agreement with CNP, which prior to being amended as described below, provided us with a management fee of 1.25% of CNP’s revenues, thereby reducing our total corporate overhead, the effect of which is a reduction of the impact minority interest expense has on our consolidated statement of operations. In connection with the August 2, 2006 acquisition of the Contra Costa Times and the San Jose Mercury News, and the related contribution of those publications into the California Newspapers Partnership, the CNP management agreement was revised. Effective August 2, 2006, the revised agreement provides for annual management fees of $5.4 million, subject to annual adjustments based on actual costs and the operating performance of CNP.

     In addition, in connection with the restructuring of the Texas-New Mexico Newspapers Partnership, the Company as managing controlling partner is provided an annual management fee of $75,000 by the partnership, subject to annual adjustments.

Other

     MediaNews uses Hughes Hubbard & Reed LLP as one of its legal counsel. Mr. Howell Begle, who is general counsel and a board member of MediaNews, is Of Counsel to Hughes Hubbard & Reed LLP.

Item 14: Principal Accountant Fees and Services

     The following table presents fees incurred for services provided by Ernst & Young LLP.

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

	Years Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Audit Fees(a)	$618	$563	$617
Audit-Related Fees(b)	18	2	121
Tax Fees(c)	2	65	5

Total	$638	$630	$743

(a)	Fees for professional services incurred by the auditors to comply with Generally Accepted Auditing Standards, reviews of the Company’s filings with the Securities Exchange Commission, and comfort letters.

(b)	Fees for professional services which principally include services in connection with employee benefit plan audits, due diligence and consultation related to mergers and acquisitions, internal control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(c)	Fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.

AVAILABLE INFORMATION

     MediaNews consummated exchange offers for its 6 7/8% Senior Subordinated Notes due 2013 and its 6 3/8% Senior Subordinated Notes due 2014 in April 2004. Because the exchange offers were registered under the Securities Act of 1933, MediaNews became subject to the reporting requirements of the Securities Exchange Act of 1934 upon effectiveness of the registration statements for the exchange offers. Our duty to file reports with the Commission has been suspended in respect of our fiscal year commencing July 1, 2006 pursuant to Section 15(d) of the Securities Exchange Act of 1934. However, the indentures governing our Senior Subordinated Notes require that we continue to file quarterly, annual and, if applicable, current reports on Form 8-K, with the Commission on a voluntary basis.

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

     Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet site www.medianewsgroup.com as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. The information on our Web site is not incorporated by reference to, or as part of, this Report on Form 10-K.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	Financial Statements

1.	The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Registered Public Accounting Firm is filed as a part of this Report (see page 52).

2.	Financial Statement Schedule

The financial statement schedule contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Registered Public Accounting Firm is filed as a part of this Report (see page 52).

3.	Exhibits

The exhibits listed in the accompanying Index to exhibits are filed as a part of this Annual Report (see page 52).

MEDIANEWS GROUP, INC.

Index to Consolidated Financial Statements and Schedule
Covered by Report of Independent Registered Public Accounting Firm

     The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 15(a)(1) are listed below:

     The following financial statement schedule of the registrant and its subsidiaries required to be included in Item 15(a)(2) is listed below:

Schedule II Valuation and Qualifying Accounts	94

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
MediaNews Group, Inc.

     We have audited the accompanying consolidated balance sheets of MediaNews Group, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, statements of changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the accompanying index to consolidated financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaNews Group, Inc. and subsidiaries at June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

September 25, 2006
Denver, Colorado

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$424	$4,262
Trade accounts receivable, less allowance for doubtful accounts of $9,282 and $6,901, at June 30, 2006 and 2005, respectively	93,705	82,284
Other receivables	12,327	5,427
Inventories of newsprint and supplies	21,289	24,248
Prepaid expenses and other assets	11,954	14,616
Income taxes receivable	—	2,820

TOTAL CURRENT ASSETS	139,699	133,657

PROPERTY, PLANT AND EQUIPMENT
Land	41,871	37,403
Buildings and improvements	131,336	105,352
Machinery and equipment	397,949	356,510
Construction in progress	57,657	43,602

TOTAL PROPERTY, PLANT AND EQUIPMENT	628,813	542,867
Less accumulated depreciation and amortization	(249,588)	(210,561)

NET PROPERTY, PLANT AND EQUIPMENT	379,225	332,306

OTHER ASSETS
Investment in unconsolidated JOAs (Denver and Salt Lake City)	228,925	262,764
Equity investments	54,457	91,421
Subscriber accounts, less accumulated amortization of $161,776 and $149,397 at June 30, 2006 and 2005, respectively	39,365	49,543
Excess of cost over fair value of net assets acquired	424,161	392,748
Newspaper mastheads	101,829	76,662
Covenants not to compete and other identifiable intangible assets, less accumulated amortization of $34,506 and $31,771 at June 30, 2006 and 2005, respectively	15,656	5,175
Other	44,466	21,496

TOTAL OTHER ASSETS	908,859	899,809

TOTAL ASSETS	$1,427,783	$1,365,772

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
	(Dollars in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$19,526	$15,045
Accrued employee compensation	33,299	34,772
Accrued interest	11,690	10,428
Other accrued liabilities	19,486	15,132
Unearned income	31,715	26,577
Income taxes payable	4,193	—
Current portion of long-term debt and obligations under capital leases	4,133	4,088

TOTAL CURRENT LIABILITIES	124,042	106,042

OBLIGATIONS UNDER CAPITAL LEASES	5,763	5,969

LONG-TERM DEBT	857,997	867,512

OTHER LIABILITIES	28,774	47,359

DEFERRED INCOME TAXES, NET	103,349	98,208

MINORITY INTEREST	207,439	153,633

PUTABLE COMMON STOCK	40,899	48,556

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,150,000 shares authorized:
2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	—	—
Accumulated other comprehensive loss, net of taxes:
Unrealized loss on hedging	(1,588)	(2,330)
Minimum pension liability	(19,932)	(31,483)
Retained earnings	83,038	74,304
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	59,520	38,493

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,427,783	$1,365,772

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2006	2005	2004
	(Dollars in thousands, except share data)
REVENUES
Advertising	$660,389	$610,060	$582,689
Circulation	130,829	129,344	132,505
Other	44,658	39,875	38,635

TOTAL REVENUES	835,876	779,279	753,829

INCOME (LOSS) FROM UNCONSOLIDATED JOAS	(23,298)	23,291	22,207

COSTS AND EXPENSES
Cost of sales	260,939	242,653	234,784
Selling, general and administrative	417,602	382,180	366,636
Depreciation and amortization	44,067	40,598	40,742
Interest expense	55,564	49,481	57,036
Other (income) expense, net	1,440	8,669	17,365

TOTAL COSTS AND EXPENSES	779,612	723,581	716,563

EQUITY INVESTMENT INCOME, NET	5,898	10,201	9,485

GAIN ON SALE OF NEWSPAPER PROPERTIES	1,129	114	6,982

MINORITY INTEREST	(35,033)	(29,334)	(32,237)

INCOME BEFORE INCOME TAXES	4,960	59,970	43,703
INCOME TAX EXPENSE	(3,883)	(20,090)	(16,966)

NET INCOME	$1,077	$39,880	$26,737

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
		Additional	Other		Common	Total
	Common	Paid-In	Comprehensive	Retained	Stock in	Shareholders’
	Stock	Capital	Loss	Earnings	Treasury	Equity
			(Dollars in thousands)
BALANCE AT JUNE 30, 2003	$2	$3,631	$(19,351)	$52,612	$(2,000)	$34,894
Comprehensive income:
Unrealized gain on hedging activities, net of tax expense of $194	—	—	291	—	—	291
Unrealized loss on hedging activities, reclassified to earnings, net of tax benefit of $1,300	—	—	1,884	—	—	1,884
Minimum pension liability adjustment, net of tax benefit of $1,867	—	—	(2,800)	—	—	(2,800)
Net income	—	—	—	26,737	—	26,737

Comprehensive income						26,112

BALANCE AT JUNE 30, 2004	2	3,631	(19,976)	79,349	(2,000)	61,006
Adjustment for putable common stock	—	(3,631)	—	(44,925)	—	(48,556)
Comprehensive income:
Unrealized loss on hedging activities, net of tax benefit of $426	—	—	(697)	—	—	(697)
Unrealized loss on hedging activities, reclassified to earnings, net of tax benefit of $348	—	—	456	—	—	456
Minimum pension liability adjustment, net of tax benefit of $10,168	—	—	(13,596)	—	—	(13,596)
Net income	—	—	—	39,880	—	39,880

Comprehensive income						(26,043)

BALANCE AT JUNE 30, 2005	2	—	(33,813)	74,304	(2,000)	38,493
Adjustment for putable common stock	—	—	—	7,657	—	7,657
Comprehensive income:
Unrealized gain on hedging activities, net of tax benefit of $153	—	—	286	—	—	286
Unrealized loss on hedging activities, reclassified to earnings, net of tax benefit of $348	—	—	456	—	—	456
Minimum pension liability adjustment, net of tax expense of $9,310	—	—	11,551	—	—	11,551
Net income	—	—	—	1,077	—	1,077

Comprehensive income						13,370

BALANCE AT JUNE 30, 2006	$2	$—	$(21,520)	$83,038	$(2,000)	$59,520

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2006	2005	2004
		Revised	Revised
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,077	$39,880	$26,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,248	25,834	25,554
Amortization	20,901	18,953	19,584
Loss on early extinguishment of debt	—	9,236	9,292
Net loss (gain), on sale of newspaper assets	(1,097)	437	(6,931)
Provision for losses on accounts receivable	9,893	8,065	7,405
Amortization of debt discount	935	1,051	934
Minority interest	35,033	29,334	32,237
Distributions paid to minority interest	(40,782)	(28,167)	(36,176)
Proportionate share of net income from unconsolidated JOAs	(44,120)	(71,878)	(69,204)
Distributions of net income from unconsolidated JOAs(a)	44,120	71,878	66,828
Equity investment income, net	(5,898)	(10,201)	(9,485)
Distributions of net income from equity investments(b)	5,228	9,511	9,676
Deferred income tax expense (benefit)	(4,545)	17,728	16,387
Change in defined benefit plan liabilities, net of cash contributions	2,427	1,463	1,082
Change in estimated option repurchase price	500	(5,306)	(3,491)
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	456	804	3,184
Unrealized (gain) loss on swaps	—	—	2,968
Change in operating assets and liabilities:
Accounts receivable	(18,564)	(13,356)	(6,446)
Inventories	4,026	(7,632)	(2,113)
Prepaid expenses and other assets	4,599	(4,301)	808
Accounts payable and accrued liabilities	10,406	6,374	(7,485)
Unearned income	2,881	173	1,341
Change in other assets and liabilities, net	784	(6,936)	(6,231)

NET CASH FLOWS FROM OPERATING ACTIVITIES	71,508	92,944	76,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in equity investments	(575)	(250)	(50)
Proceeds from the sale of newspapers and other assets	746	483	56,733
Business acquisitions, net of cash acquired	(47,905)	(58,607)	(50,072)
Capital received from unconsolidated subsidiaries	1,379	—	—
Distributions in excess of net income from JOAs(a)	28,148	15,531	8,376
Distributions in excess of net income from equity investments(b)	1,254	1,486	962
Capital expenditures	(47,501)	(51,312)	(36,483)

NET CASH FLOWS FROM INVESTING ACTIVITIES	(64,454)	(92,669)	(20,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of issuance costs	66,350	464,250	523,983
Reduction of long-term debt and other liabilities	(77,242)	(516,375)	(509,046)
Repurchase premiums and related costs associated with long-term debt	—	(8,624)	(9,465)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(10,892)	(60,749)	5,472

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,838)	(60,474)	61,393
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,262	64,736	3,343

CASH AND CASH EQUIVALENTS AT END OF YEAR	$424	$4,262	$64,736

(a)	Total distributions from unconsolidated JOAs were $72.3 million, $87.4 million and $75.2 million for fiscal years 2006, 2005 and 2004, respectively.

(b)	Total distributions from equity investments were $6.5 million, $11.0 million and $10.6 million for fiscal years 2006, 2005 and 2004, respectively.

See notes to consolidated financial statements

MEDIANEWS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

     MediaNews Group, Inc. (“MediaNews” or the “Company”), through its subsidiaries, publishes daily and non-daily newspapers serving markets in twelve states, including the impact of the Company’s August 2, 2006 acquisition discussed in Note 16: Subsequent Events. The Company also owns four radio stations and one television station; the combined revenues of these non-newspaper operations comprise less than 1.0% of the Company’s consolidated revenue and are not considered significant to the Company’s operations.

Note 2: Significant Accounting Policies and Other Matters

     Significant accounting policies for the Company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which is based on such factors as estimated future cash flows and current fair value estimates. The Company’s accounting for pension and retiree medical benefits requires the use of estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. The workers’ compensation obligation involves estimating ultimate claims payouts for open claims and involves the use of advice and analysis of actuaries. The Company’s accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and assumptions on the realization of deferred tax assets.

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

Revisions/Reclassifications

     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications. In particular, the statements of cash flows have been revised for the years ended June 30, 2005 and 2004, to reclassify the distribution of net income from equity investments from net cash flows from investing activities to net cash flows from operating activities and to reflect distributions in excess of net income from unconsolidated JOAs and equity investments as cash flows from investing activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows. For the year ended June 30, 2005, the revision increased the reported net cash flows from investing activities and decreased the reported net cash flows from operating activities by $6.0 million. For the year ended June 30, 2004, the revision decreased the reported net cash flows from investing activities and increased the reported net cash flows from operating activities by $1.3 million.

Joint Operating Agencies

     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each newspaper party to a joint operating agreement continue to be separate and outside of a JOA. As of June 30, 2006, the Company, through its partnerships and subsidiaries, participates in JOAs in Denver, Colorado, Salt Lake City, Utah, York, Pennsylvania, Detroit, Michigan and Charleston, West Virginia.

     The operating results from the Company’s unconsolidated JOAs (Denver, Salt Lake City and, through May 7, 2004, Charleston) are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:

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

     The Company’s investments in the Denver and Salt Lake City JOAs are included in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs”. See Note 3: Joint Operating Agencies for additional discussion of our accounting for each JOA operation in which the Company participates.

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

Investments

     The Company has made the following strategic investments, which are accounted for under the equity method (for those investments in which the Company has less than 20% ownership, the Company accounts for these under the equity method as the Company has seats on the board and, therefore, has significant influence and ties to the entity beyond the Company’s invested capital):

•	Prairie Mountain Publishing Company, partnership that publishes the former Eastern Colorado Publishing Company newspapers (comprised of several small daily and weekly newspapers) and the Daily Camera and Colorado Daily, both published in Boulder, Colorado (50% ownership interest).

•	PowerOne Media, LLC, a company that provides software tools and hosts classified advertising for daily and weekly newspapers throughout the United States (16% ownership interest),

•	CIPS Marketing Group, Inc., a total market coverage delivery service in Los Angeles (50% ownership interest),

•	Gallup Independent Company, publisher of the Gallup Independent in Gallup, New Mexico (approximately 38% ownership interest),

•	Ponderay Newsprint Company, a minority investment in a newsprint mill held by the Company’s subsidiary, Kearns-Tribune, LLC (6.0% ownership interest and one seat on the board).

•	Texas-New Mexico Newspapers Partnership through December 25, 2005, which was formed on March 3, 2003 (the Company held a minority interest of 33.8% through December 25, 2005). Effective December 26, 2005, as a result of contributions to the partnership and an amendment and restatement of the partnership agreement, the Company owns 59.4% of the partnership and consolidates its results after such date. See Note 4: Investments in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership for further discussion.

•	Hometown Values, acquired in July 2005, advertising coupon magazine for small local businesses mailed to 16 different targeted community zones along the Wasatch front in Utah (50% ownership interest).

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

Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Under the standard, excess of cost over fair value of net assets acquired (goodwill) and other indefinite life intangibles (primarily mastheads) are not amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their estimated useful lives. Subscriber accounts are amortized using the straight-line method over periods ranging from 8 to 15 years with a weighted average remaining life based on the date of acquisitions of approximately 9 years. Other finite lived intangibles are being amortized over periods not exceeding 15 years.

     In addition, as required by SFAS No. 142, the Company performed an annual impairment test for goodwill and mastheads as of July 1, 2006. There was no impairment of intangible assets noted as a result of these tests. Another impairment test will be performed July 1, 2007, unless unexpected events or circumstances arise that require the Company to test for impairment sooner.

     Estimated amortization expense for the next five years is as follows at June 30, 2006 (excluding the impact of August 2, 2006 acquisition transactions discussed in Note 16: Subsequent Events) (in thousands):

2007	$12,231
2008	8,623
2009	5,546
2010	4,810
2011	4,443

Long-Lived Assets

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

Disclosures about Segments of an Enterprise and Related Information

     The Company conducts business in one reporting segment and determines its reporting segment based on the individual operations that the chief operating decision maker reviews for purposes of assessing performance and making operating decisions. The individual operations have been aggregated into one segment because management believes they have similar economic characteristics, products, services, customers, production processes and distribution methods. The Company believes that aggregating the operations into one segment helps users understand the Company’s performance and assess its prospects. The Company’s newspaper operations, individually and in the aggregate, generally trend in the same direction because they are impacted by the same economic trends. A newspaper’s operating performance is most affected by newsprint prices and the health of the national economy, particularly conditions within the retail, employment, real estate and automotive markets. While an individual newspaper may perform better or worse than the Company’s newspapers as a whole due to specific conditions at that newspaper or within its local economy, such variances generally do not significantly affect the overall year over year performance comparisons of the Company.

     While the Company, in addition to its newspapers, operates four radio stations and one television station, these non-newspaper operations are not significant to the Company’s operations as they comprise less than 1.0% of our consolidated revenue.

Comprehensive Income

     Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the Company’s newsprint swap agreements were recorded at fair value and changes in the value of such contracts, net of income taxes, were reported in comprehensive income. As of June 30, 2006 and 2005 and 2004, the Company had no outstanding newsprint agreements; however, amounts previously recorded in other comprehensive income related to a terminated newsprint swap agreement remained in other comprehensive income at June 30, 2006 due to the Company’s determination that the hedge became ineffective prior to the expiration of the original term of the agreement. The amount in accumulated other comprehensive loss related to the ineffective hedge is being amortized and charged to other (income) expense, net over the original term of the agreement as the forecasted newsprint purchase transactions originally contemplated in the hedging agreement continued to be probable of occurring. Also included in comprehensive income are the changes in fair value of interest rate swap agreements at one of the Company’s unconsolidated JOAs. See Note 10: Hedging Activities for further discussion. Comprehensive income for the Company also includes a minimum pension liability adjustment related to one of the Company’s pension plans (at June 30, 2005, two of the Company’s pension plans had other comprehensive income) and a pension plan at one of the Company’s unconsolidated JOAs. See Note 8: Employee Benefit Plans for further discussion. For purposes of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes.

Stock Based Compensation

     The Company accounts for its Career Restricted Stock Unit (“RSU”) plan under SFAS No. 123 (R) , Share Based Payments. SFAS No. 123 (R) requires all share-based payments to employees be recognized in the income statement based on their fair values. The Company determines the fair value of the units granted based on the RSU plan document and recognizes compensation expense over the vesting period of the grant. See Note 15: Career Restricted Stock Unit Plan for further discussion.

Dividends

     The Company has never paid a dividend on its common stock. The Company may pay a dividend in connection with future equity financing from The Hearst Corporation. See Note 16: Subsequent Events for further discussion regarding a possible equity investment in the Company by The Hearst Corporation. The Company’s long-term debt agreements contain covenants which, among other things, limit the amount the Company can pay in dividends to its shareholders.

Employees

     Certain employees of the Company’s newspapers are employed under collective bargaining agreements.

Recently Issued Accounting Standards

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address uncertainty in tax positions, prescribes the minimum recognition threshold, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also has expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

Note 3: Joint Operating Agencies

Denver JOA

     The Company through its wholly-owned subsidiary, The Denver Post Corporation, owns the masthead of The Denver Post and a 50% interest in the Denver Newspaper Agency (“DNA” or the “Denver JOA”), a partnership which publishes The Denver Post and the Rocky Mountain News, under the terms of a JOA agreement. DNA is the managing entity of the JOA agreement between The Denver Post Corporation and E.W. Scripps Company (owner of the Rocky Mountain News). Under the terms of the JOA agreement, DNA is responsible for performing all the business functions of The Denver Post and the Rocky Mountain News, including advertising and circulation sales, production, distribution and administration. News and editorial costs related to The Denver Post are incurred outside of the Denver JOA and are the sole responsibility of the Company. Conversely, E.W. Scripps Company is solely responsible for the news and editorial costs of the Rocky Mountain News. In addition to the Company’s proportionate share of income from DNA, the editorial costs, miscellaneous revenues outside of the JOA, depreciation of editorial assets owned outside of the JOA, and other direct costs of The Denver Post are included in the line item “Income from Unconsolidated JOAs.” The Denver JOA agreement expires in 2051, unless otherwise extended.

Salt Lake City JOA

     The Company, through its wholly-owned subsidiary, Kearns-Tribune, LLC, owns The Salt Lake Tribune and a 58% profit interest in the Newspaper Agency Company LLC (“NAC” or the “Salt Lake City JOA”). Although the Company has a majority of the Salt Lake City JOA’s profit interests, under the operating agreement for that entity, each of the Company and Deseret News Publishing Company (our partner in the Salt Lake JOA) have an equal representation on that entity’s management committee. The Salt Lake City JOA is the managing entity under the JOA agreement between Kearns-Tribune, LLC and the Deseret News Publishing Company (owner of the Deseret Morning News). Under the terms of this JOA agreement, the Salt Lake City JOA is responsible for performing all the business functions of The Salt Lake Tribune and the Deseret Morning News, including advertising and circulation sales, production and distribution; however, the Salt Lake City JOA does not own any of the fixed assets used in its operations. Instead, beginning July 1, 2006, most of those assets are owned by its affiliate, Salt Lake Newspapers Production Facilities, LLC (“SLNPF”), 58% of which entity is owned directly by the Company and 42% of which entity is owned by Deseret News Publishing Company. SLNPF leases those assets to the Salt Lake JOA; however, management of SLNPF is shared equally between Kearns-Tribune and Deseret News Publishing Company. Certain other assets used in the operations of the Salt Lake City JOA are owned solely by Deseret News Publishing Company, which leases those assets directly to the Salt Lake City JOA, and certain other assets are owned jointly by Kearns- Tribune, LLC and Deseret News Publishing Company, as tenants in common. Prior to July 1, 2006, Kearns-Tribune, LLC and Deseret News Publishing Company owned the fixed assets as joint tenants in common and did not charge lease payments to the Salt Lake City JOA. News and editorial costs related to The Salt Lake Tribune are incurred outside of the Salt Lake City JOA and are the sole responsibility of Kearns-Tribune, LLC. Conversely, Deseret News Publishing Company is solely responsible for the news and editorial costs of the Deseret Morning News. The Company records its 58% share of the results of the operations of the Salt Lake City JOA along with the operations of Kearns-Tribune, LLC, which consists principally of editorial costs, miscellaneous revenues outside of the JOA, amortization of intangibles, depreciation of fixed assets, and other direct costs of The Salt Lake Tribune, in the line item “Income from Unconsolidated JOAs.” The Salt Lake City JOA expires in 2020, unless otherwise extended.

York JOA

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

     Effective April 30, 2004, the Company restructured its interest in the York JOA through the exercise of its call option to acquire the remaining 42.5% interest in The York Newspaper Company and the masthead of the York Daily Record for approximately $38.3 million. As a result of the option exercise and the restructuring of the York JOA, the Company became responsible for the news and editorial content of the York Daily Record and an affiliate of YDR became responsible for providing the news and editorial content for The York Dispatch. However, the Company still owns the masthead and all other tangible and intangible assets of The York Dispatch. Under the restructured JOA, the Company is entitled to all of the profits and losses of the York JOA and reimburses the affiliate of the former partner for the cost of providing editorial and news content in The York Dispatch plus a management fee of $256,653 per year, indexed annually for inflation. The transaction was accounted for under the purchase method of accounting. Approximately $4.6 million of the $38.3 million transaction price was attributable to purchasing the remaining minority interest in The York Newspaper Company, $5.3 million was attributable to identifiable intangible assets ($3.2 million of which was related to the York Daily Record masthead; the remainder was associated with subscriber and advertiser lists) and $28.4 million was recorded as goodwill. The York JOA expires in 2024, unless otherwise extended. See Note 2: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 4: Investments in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership for further discussion of the contribution of York to the Texas-New Mexico Newspapers Partnership.

Charleston JOA

     Prior to May 7, 2004, the Company, through its wholly-owned subsidiary, Charleston Publishing Company, owned the masthead of the Charleston Daily Mail and a 50% interest in Charleston Newspapers (the “Charleston JOA”), which publishes the Charleston Gazette (morning) and Charleston Daily Mail (evening) six days a week and the Sunday Gazette-Mail, under the terms of a JOA agreement. The managerial responsibility for the news and editorial functions was completely separate from the JOA; accordingly, the Company was only responsible for the news and editorial content of the Charleston Daily Mail. However, related editorial expenses were incurred and paid within the Charleston JOA. As a result, all editorial expenses of the three Charleston JOA publications were included in the Company’s proportionate share of income from Charleston Newspapers, which is included in Income from Unconsolidated JOAs prior to the restructuring of ownership. Amortization of intangibles and other direct costs associated with the JOA incurred by Charleston Publishing Company were also included in Income from Unconsolidated JOAs. On May 7, 2004, the Company restructured its ownership interest in the Charleston JOA. In exchange for $55.0 million in cash (less a net adjustment of approximately $3.5 million for 50% of Charleston Newspapers’ working capital, long-term employee benefit liabilities and long-term debt) and a limited partnership interest in a newly formed entity (Charleston Newspapers Holdings, L.P.), the Company contributed its general partnership interest in Charleston Newspapers and the masthead of the Charleston Daily Mail to Charleston Newspapers Holdings, L.P.

In addition, in conjunction with the restructuring, the Company agreed to continue to be responsible for the news and editorial content of the Charleston Daily Mail. Under its agreement with Charleston Newspapers Holdings, L.P., the Company is reimbursed for the cost of providing the news and editorial content of the Charleston Daily Mail and is paid a management fee. The Company’s limited partnership interest does not entitle the Company to any share of the profits or losses of the limited partnership. As a result of the restructuring transaction, the Company recorded a pre-tax gain of approximately $8.0 million in its fourth quarter of fiscal year 2004 and wrote off $10.6 million of net intangible assets. The Charleston JOA expires in 2024, unless otherwise extended.

Detroit JOA

     On August 3, 2005, the Company purchased the stock of The Detroit News, Inc., which included the editorial assets of The Detroit News, a daily newspaper published in Detroit, Michigan, and a limited partnership interest in the Detroit Newspaper Partnership, L.P. (“Detroit JOA”), for approximately $25.0 million. The Company is responsible for the news and editorial content of The Detroit News pursuant to a JOA agreement. In accordance with the Detroit JOA agreement, the Company receives a fixed preferred distribution each month with possible incremental distributions beginning in 2009 based on profit growth. However, such distributions can be suspended to the extent that the Detroit JOA has insufficient profits to make such fixed preferred distributions. Any shortfall in distributions will be carried forward and made when sufficient profits are available. The fixed preferred distributions are as follows: $0.2 million per month during calendar year 2005; $5.0 million for calendar years 2006 and 2007; $4.0 million for 2008 and 2009; $3.0 million for 2010 and 2011; $2.0 million for 2012; and $1.9 million for all remaining years until specified amounts are paid. Under the terms of the Detroit JOA, the Company is also reimbursed for its news and editorial costs associated with publishing The Detroit News. The Detroit JOA expires in 2025, unless otherwise extended.

     Because of the structure of the partnership and our ownership interest, our accounting for the investment in the Detroit JOA only includes the preferred distributions we receive from the Detroit JOA, which is different from our accounting for the Denver and Salt Lake City JOAs. The Company’s investment in The Detroit News, Inc. is included in other long-term assets.

Unconsolidated JOA Summarized Results

     The following tables present the summarized results of the Company’s unconsolidated JOAs in Denver and Salt Lake City and through May 7, 2004, the JOA in Charleston, on a combined basis, along with related balance sheet data. The Salt Lake City JOA data has been presented separately because, as of June 30, 2006, it is a significant investee of the Company as determined in accordance with Rule 3-09 of Regulation S-X. Beginning in fiscal year 2005, The Denver JOA data is no longer combined with the Charleston JOA data as a result of the May 2004 Charleston JOA restructuring. The fiscal year 2004 income statement data combines the Denver JOA and the Charleston JOA in the column “Other Unconsolidated JOAs.” The Salt Lake City JOA, Denver JOA and Other Unconsolidated JOA information is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The editorial costs, miscellaneous revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our subsidiaries associated with The Salt Lake Tribune, The Denver Post, and through May 7, 2004, the Charleston Daily Mail are included in the line “Associated Revenues and Expenses.” The 20% minority interest associated with The Denver Post through June 10, 2005 has not been reflected in the following tables.

	Year Ended June 30, 2006
				Total Income
			Associated	from
	Salt Lake	Denver	Revenues and	Unconsolidated
	City JOA	JOA	Expenses	JOAs
		(Dollars in thousands)
Income Statement Data:
Total revenues	$149,041	$419,055	$484

Cost of sales	34,222	132,893	34,530
Selling, general and administrative	55,017	207,263	12,272
Depreciation and amortization	—	56,225	20,082
Other	2,643	922	1,019

Total costs and expenses	91,882	397,303	67,903

Net income	57,159	21,752	(67,419)
Partners’ share of income from unconsolidated JOAs	(23,914)	(10,876)	—

Income from unconsolidated JOAs	$33,245	$10,876	$(67,419)	$(23,298)

	Year Ended June 30, 2005
				Total Income
			Associated	from
	Salt Lake	Denver	Revenues and	Unconsolidated
	City JOA	JOA	Expenses	JOAs
		(Dollars in thousands)
Income Statement Data:
Total revenues	$146,904	$433,183	$527

Cost of sales	32,440	134,488	33,744
Selling, general and administrative	53,638	204,792	11,069
Depreciation and amortization	—	18,468	4,189
Other	2,485	(341)	112

Total costs and expenses	88,563	357,407	49,114

Net income	58,341	75,776	(48,587)
Partners’ share of income from unconsolidated JOAs	(24,351)	(37,888)	—

Income from unconsolidated JOAs	$33,990	$37,888	$(48,587)	$23,291

	Year Ended June 30, 2004
				Total Income
		Other	Associated	from
	Salt Lake	Unconsolidated	Revenues and	Unconsolidated
	City JOA	JOAs	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$139,673	$459,102	$560

Cost of sales	31,650	145,895	32,911
Selling, general and administrative	53,482	212,446	10,001
Depreciation and amortization	—	21,630	4,396
Other	214	4,103	249

Total costs and expenses	85,346	384,074	47,557

Net income	54,327	75,028	(46,997)
Partners’ share of income from unconsolidated JOAs	(22,637)	(37,514)	—

Income from unconsolidated JOAs	$31,690	$37,514	$(46,997)	$22,207

	June 30, 2006		June 30, 2005
	Salt Lake		Salt Lake City
	City JOA	Denver JOA	JOA	Denver JOA
	(Dollars in thousands)
Balance Sheet Data:
Current assets	$15,800	$64,352	$20,349	$67,467
Non-current assets	14,589	221,399	10,825	188,627
Current liabilities	24,589	50,396	25,686	51,533
Non-current liabilities(1)	7,043	135,069	7,124	55,853

(1)	The June 30, 2006 and 2005 amounts for the Denver JOA includes the Denver JOA lease (related to the construction of a new building) which is expected to be terminated in the second quarter of the Company’s fiscal year 2007.

     Depreciation and amortization expense increased significantly for the year ended June 30, 2006, as compared to the same periods in the prior year due to accelerated depreciation on certain fixed assets at the production facilities in Denver and Salt Lake City which will be or have been retired earlier than originally expected due to the construction of new production facilities at the respective locations. The depreciation and amortization expense for the Salt Lake City fixed assets appears in the associated revenues and expenses column as the Salt Lake City JOA does not own any of the fixed assets used in its operations. Instead, each partner in the JOA owns the fixed assets used in the operations of the Salt Lake City JOA and, effective July 1, 2006, leases them to the Salt Lake City JOA through SLNPF.

Note 4: Investments in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership

California Newspapers Partnership

     On March 31, 1999, through its wholly-owned subsidiary, West Coast MediaNews LLC, the Company formed the California Newspapers Partnership (“CNP”) with S.F. Holding Corporation, formerly Stephens Media Group, (“Stephens”), and The Sun Company of San Bernardino California (“Gannett”). MediaNews, Stephens and Gannett’s interests in the California Newspapers Partnership are 54.23%, 26.28% and 19.49%, respectively. The Company is the controlling partner and, therefore, the operations of the partnership are consolidated with those of the Company with minority interest reflected for Stephens’ and Gannett’s interests in the partnership.

     At the formation of CNP, the Company also contributed long-term debt with a remaining balance of $6.6 million to the partnership. However, in accordance with the partnership agreement, the Company remains liable for the contributed debt. All principal and interest payments associated with this debt are charged to the MediaNews capital account of CNP as a distribution. Approximately $0.9 million, $0.8 million and $1.0 million of principal and interest payments were made in fiscal years 2006, 2005 and 2004, respectively, by CNP on behalf of the Company.

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

     The California Newspapers Partnership agreement also contains transfer of interests restrictions. None of the partners were able to transfer their interests before January 1, 2004, and after that date, transfers may be made only subject to the “right of first offer” of the remaining partners. In addition, where no partner exercises its right of first offer, any sale of a partner’s interest must include the right for the remaining partners to “tag-along” and sell their interests to the third-party buyer at the same price. After January 1, 2005, MediaNews has the right to require the other partners to sell their interests to any third party to which MediaNews sells its interest.

     Stephens has a separate right to require CNP to purchase its interest in the partnership at fair market value anytime after January 1, 2005. Upon notification of the exercise of this right and obtaining a valuation of the partnership interest, CNP has two years to complete the purchase. The Company is not currently aware of any intentions on the part of Stephens to exercise its put.

     The minority interest liability reflects the fair market value of the net assets at the time they were contributed to CNP by Stephens and Gannett, plus the minority partners’ share of earnings, net of distributions since inception. CNP made cash distributions to the Company in the amount of $34.2 million, $33.4 million and, $34.5 million in fiscal years 2006, 2005, and 2004, respectively.

     On April 26, 2006, the Company entered into an agreement with Gannett and Stephens (the “Stephens/Gannett Contribution Agreement”) pursuant to which Gannett and/or Stephens agreed to contribute their pro rata share of the initial purchase price (plus estimated transactions fees and expenses) of The Monterey County Herald for a total ranging between $27.4 million and $38.4 million depending on whether The Monterey County Herald is purchased by CNP or a possible new partnership between the Company and Stephens, which would be owned 67.36% by the Company and 32.64% by Stephens.

Texas-New Mexico Newspapers Partnership

     Effective March 3, 2003, MediaNews and Gannett Co., Inc. (“Gannett”) formed the Texas-New Mexico Newspapers Partnership (“TNMP”). MediaNews contributed substantially all the assets and operating liabilities of the Las Cruces Sun-News, The Daily Times (Farmington), Carlsbad Current-Argus, Alamogordo Daily News, and The Deming Highlight, as well as all the weekly and other publications published by these daily newspapers, in exchange for a 33.8% interest in the TNMP. Gannett contributed the El Paso Times, located in El Paso, Texas, in exchange for its 66.2% controlling partnership interest. Accordingly, MediaNews accounted for its share of the operations of TNMP under the equity method of accounting. However, effective December 26, 2005, MediaNews contributed to TNMP the assets of four daily newspapers published in southern Pennsylvania and Gannett contributed assets of the Public Opinion, published in Chambersburg, PA. Assets contributed by MediaNews included The Evening Sun (Hanover), the Lebanon Daily News, and MediaNews’ interest in the entity that owns and publishes the York Daily Record and York Sunday News, which will continue to be published under the terms of a joint operating agreement along with The York Dispatch.

     In conjunction with the partners’ contributions of newspaper assets to TNMP, the partnership agreement was amended and restated to provide, among other things, that MediaNews will have the right to appoint a majority of the members of TNMP’s Management Committee and control the day-to-day operations of TNMP. In addition, MediaNews now owns approximately 59.4% of TNMP, and Gannett owns the remaining 40.6%. Effective December 26, 2005, in conjunction with the change in ownership and management, TNMP became a consolidated subsidiary of MediaNews. The contributions to TNMP described in the paragraph above were accounted for as a non-monetary transaction at fair value based on an independent valuation. The restructuring of TNMP described above was treated as three separate, but simultaneous transactions: (1) a sale, whereby for accounting purposes, the Company sold to Gannett a 40.6% interest in its Pennsylvania newspapers, resulting in a $0.3 million non-monetary gain (pursuant to Statement of Financial Accounting Standards No. 153, Exchanges of Non-Monetary Assets), (2) the acquisition of an additional 25.6% interest in TNMP and (3) the acquisition of a 59.4% interest in the Chambersburg, PA newspaper. As a result of the business combination, and the consolidation of the Texas-New Mexico Newspapers Partnership, the Company recorded the following: $86.0 million in intangible assets, $52.2 million in net tangible assets, $59.5 million to reflect Gannett’s minority interest, and eliminated its previous $76.2 million equity investment in the Texas-New Mexico Newspapers Partnership. The accounting for the business combination is still preliminary.

     The minority interest liability reflects the fair market value of the net assets of Gannett’s share of TNMP, plus the minority partners’ share of earnings, net of distributions since December 26, 2005. TNMP made cash distributions to the Company in the amount of $12.0 million since the change in control of the partnership on December 26, 2005. Prior to the TNMP restructuring, distributions were recorded as a component of equity investment.

Note 5: Acquisitions, Dispositions and Other Transactions

Acquisitions

Fiscal Year 2006

     See Note 4: Investment in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership for discussion of the Texas-New Mexico Partnership restructuring and Other Transactions - Fiscal Year 2006 below for discussion of the formation of the Prairie Mountain Publishing Company and Note 3: Joint Operating Agencies for discussion of our purchase of The Detroit News.

Fiscal Year 2005

     On January 4, 2005, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased all of the outstanding common stock of Diversified Suburban Newspapers, Inc. (“Diversified”), the publisher of The Park Record, in Park City, Utah. The Singleton Family Revocable Trust owned 50% of the outstanding stock of Diversified at the time of purchase. The purchase price was approximately $8.0 million (plus transaction costs of $0.2 million), subject to adjustment to reflect final working capital balances. The Company has allocated the purchase price as follows: $0.8 million tangible assets (primarily fixed assets), $3.6 million identifiable intangible assets ($2.0 million, masthead; $0.4 million, subscriber list; $1.2 million, advertiser list) and $3.8 million was recorded as goodwill. An additional $1.7 million of goodwill was recorded as the offset to the deferred tax liability established in association with the difference between the book and tax basis in the Diversified common stock at the date of the transaction. The Company received a fairness opinion on the purchase price. The transaction was unanimously approved by the disinterested directors of the Company.

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

Dispositions

Fiscal Year 2006

     See Note 4: Investment in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership for discussion of the Texas-New Mexico Newspapers Partnership restructuring and Fiscal Year 2006 — Other Transactions below for discussion of the formation of the Prairie Mountain Publishing Company.

Fiscal Year 2005

     There were no dispositions in fiscal year 2005.

Fiscal Year 2004

     In May 2004, MediaNews restructured its interests in the Charleston JOA as discussed in Note 3: Joint Operating Agencies.

Other Transactions

Fiscal Year 2006

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

Texas-New Mexico Newspapers Partnership

     See Note 4: Investment in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership for discussion of the Texas-New Mexico Newspapers Partnership restructuring.

Fiscal Year 2005

     On June 10, 2005, the Company acquired for approximately $45.9 million the remaining 20% of The Denver Post Corporation which it did not own.

Fiscal Year 2004

     The Company’s subsidiary, Alaska Broadcasting Company (or “ABC”), owns the license rights to KTVA, an Anchorage, Alaska affiliate of CBS Broadcasting. Until September 30, 2004, ABC participated, and was the manager, in a Joint Sales Agreement (or “JSA”) with KTBY, an affiliate of Fox Broadcasting, owned by Piedmont Television Holdings LLC (or “Piedmont”). By the terms of the former JSA and a shared services agreement, ABC performed certain production, sales and administrative functions of both stations. Responsibility for programming at the individual stations was separate and remained with the respective licensees.

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

Note 6: Long-Term Debt

     Long-term debt consisted of the following:

			June 30,
			2006	2005
			(Dollars in thousands)
Bank Credit Facility (Revolving Portion)	(I	)	$146,550	$152,700
Bank Term Loan A	(I	)	100,000	100,000
Bank Term Loan B	(I	)	145,790	—
Bank Term Loan C	(I	)	—	147,263
Various Notes, payable through 2013	(II)		22,770	24,970
6.875% Senior Subordinated Notes, due 2013	(III)		297,925	297,712
6.375% Senior Subordinated Notes, due 2014	(IV)		148,888	148,780

			861,923	871,425
Less current portion of long-term debt			(3,926)	(3,913)

			$857,997	$867,512

I.	On December 30, 2003, the Company refinanced its bank credit facility. The credit facility provided for borrowings of up to $600.0 million, consisting of a $350.0 million revolving credit facility and a $250.0 million term loan “B” facility. On August 30, 2004, the Company entered into an amendment and restatement of the December 30, 2003 bank credit facility which refinanced term loan “B” with a $100.0 million term loan “A” and a $148.8 million term loan “C.” On September 8, 2005, the Company entered into another amendment of its December 30, 2003 bank credit facility in order to reduce borrowing margins. The amendment provided for a $147.3 million term loan “B,” which was used to refinance term loan “C.” The revolving credit facility reduces to $250.0 million on December 30, 2008 and matures on December 30, 2009. The Company may increase the amount of the amended facility by up to $200.0 million, subject to obtaining commitments of lenders to loan such additional amounts and to usual and customary conditions. Prior to the maturity date of the revolving facility, borrowings under the revolving facility are permitted to be borrowed, repaid and reborrowed without premium or penalty (other than customary breakage costs). Amounts repaid under the term loans “A” and “B” are not available for reborrowing. The bank credit facility is guaranteed by the Company’s subsidiaries (with certain exceptions) and secured by first priority liens and security interests in all of the capital stock (or other ownership interests) of each of the Company’s and the guarantors’ subsidiaries (with certain exceptions) and its interest in the Texas-New Mexico Newspapers Partnership. The Company also has pledged its interest in the Denver JOA to secure the bank credit facility (subject to certain limitations). The bank credit facility contains a number of covenants that, among other things, restrict the Company’s ability and its subsidiaries’ ability to dispose of assets, incur additional indebtedness, pay dividends or make capital contributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. In addition, the bank credit facility requires compliance with certain financial ratios, including a maximum consolidated debt to consolidated operating cash flow ratio, a maximum consolidated senior debt to consolidated operating cash flow ratio and a minimum consolidated operating cash flow to consolidated fixed charges ratio. At June 30, 2006, the Company was in compliance with all such covenants. Borrowings under the bank credit facility bear interest at rates based upon, at the Company’s option, either 1) the base rate (the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) Bank of America’s prime rate) or 2) Eurodollar rate plus a spread based on the Company’s leverage ratio. At June 30, 2006, Eurodollar borrowing margins varied from 0.75% to 1.00% and base rate borrowing margins were 0% on the revolver portion of the bank credit facility. At June 30, 2006, borrowing margins on the revolver portion of the bank credit facility were set at 1.00% and 0.00% for the Eurodollar and base rate borrowings, respectively. The term loan “A” bears interest at rates based upon, at the Company’s option, Eurodollar or base rates (derived from prime), plus a borrowing margin based on the Company’s leverage ratio. The Eurodollar and base rate borrowing margins on term loan “A” will bear interest at the Eurodollar or base rate, at the Company’s option, plus a borrowing margin based on the pricing grid used for the revolving credit facility. At June 30, 2006, borrowing margins on term loan “A” were set at 1.00% and 0.00% for Eurodollar and base rate borrowings, respectively. Term loan “A” requires quarterly principal payments as follows: $5.0 million beginning in March 2008 through December 2008; $7.5 million from March 2009 through December 2009; and $12.5 million from March 2010 through September 2010, with the remaining balance due at maturity on December 30, 2010. Term loan “B” bears interest based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin of 1.25% or 0.25%, respectively. At June 30, 2006, borrowing margins were set at 1.25% and 0.25%, respectively, for the Eurodollar and base rate borrowings. Term loan “B” requires quarterly principal payments as follows: $0.4 million through December 2009, increasing to $35.2 million from March through September 2010, with the remaining balance due at maturity on December 30, 2010. In addition to interest, the Company pays an annual commitment fee of 0.25% to 0.375% on the unused portion of the commitment based on the Company’s leverage ratio. The annual commitment fee is currently set at 0.375%. At June 30, 2006, the Company had $193.0 million available under the credit facility for future borrowings, net of $10.4 million in outstanding letters of credit. The Company incurred debt issuance costs of $3.8 million related to the December 31, 2003 $600.0 million bank credit facility, and another $0.3 million related to the amended facility. These debt issuance costs have been capitalized as a deferred charge, and are being amortized on a straight-line basis over the term of the bank credit facility as a component of amortization expense. The Company amended the facility again in August 2006 adding a $350.0 million term loan “C.” See Note 16: Subsequent Events for a complete discussion of the new terms of the amended credit agreement.

II.	In connection with various acquisitions, the Company’s subsidiaries have issued notes payable to prior owners and assumed certain debt obligations. The notes payable and other debt obligations bear interest at rates ranging from 0.0% to 7.0%. The notes bearing interest at below market rates have been discounted at rates ranging from 8.5% to 10.5%, which reflects the prevailing rate at the date of acquisition. The majority of these notes and other debt obligations are unsecured obligations of the Company.

III.	On November 25, 2003, the Company completed the sale of $300.0 million of its 6.875% Senior Subordinated Notes due 2013 (or “6.875% Notes”). The Company applied the net proceeds of $291.5 million from the sale of the 6.875% Notes and other available funds to repurchase all of its outstanding $300.0 million 8.75% Notes. Proceeds from the sale of the 6.875% Notes were reduced by an original issue discount of $2.6 million and debt issuance costs of $6.0 million. The Company reduced the principal amount of the 6.875% Notes by the amount of the original issue discount and is amortizing the discount as a component of interest expense using the effective interest method. The debt issuance costs have been capitalized as a deferred charge, and are being amortized on a straight-line basis over the term of the 6.875% Notes as a component of amortization expense. The indebtedness evidenced by the 6.875% Notes is subordinated and junior in right of payment to obligations under the bank credit facility and related term loans. No principal payments are required on the 6.875% Notes until October 1, 2013, at which time all outstanding principal and interest is due and payable. Semi-annual interest payments are due and payable on October 1 and April 1 of each year. The 6.875% Notes are general unsecured obligations of the Company ranking equal in right of payment with the 6.375% Notes.

IV.	On January 26, 2004, the Company completed the sale of $150.0 million of its 6.375% Senior Subordinated Notes due 2014 (or “6.375% Notes”). The Company ultimately used the proceeds of the sale of $146.9 million to temporarily prepay all borrowings under the revolver portion of the bank credit facility. Such prepayment was reborrowed and used, along with cash on hand, to repurchase all of the Company’s $200.0 million 8.625% Notes on July 1, 2004. Proceeds from the sale of the 6.375% Notes were reduced by an original issue discount of $1.4 million and debt issuance costs of $1.8 million. The principal amount of the 6.375% Notes has been reduced by the amount of the original issuance discount, which is being amortized as a component of interest expense using the effective interest method. The debt issuance costs have been capitalized as a deferred charge and are being amortized on a straight-line basis over the term of the 6.375% Notes as a component of amortization expense. The indebtedness evidenced by the 6.375% Notes is subordinated and junior in right of payment to obligations under the new bank credit facility and related term loans. No principal payments are required until April 1, 2014, at which time all outstanding principal and interest is due and payable. Semi-annual interest payments are due and payable on January 1 and July 1 of each year. The 6.375% Notes are general unsecured obligations of the Company ranking equal in right of payment with the 6.875% Notes.

     Maturities of long-term debt for the next five fiscal years and thereafter are shown below (in thousands).

As of
June 30, 2006
2007	$3,926
2008	13,495
2009	28,348
2010	259,312
2011	97,147
Thereafter	459,695

$861,923

     Interest paid during the fiscal years ended June 30, 2006, 2005, and 2004 was approximately $55.2 million, $55.4 million and $52.7 million, respectively. Approximately $2.0 million and $0.7 million of interest was capitalized during fiscal years 2006 and 2005, respectively. An immaterial amount of interest was capitalized during fiscal year 2004.

     Letters of credit have been issued in favor of an insurance company providing workers compensation insurance coverage to the Company and its subsidiaries totaling approximately $10.4 million as of June 30, 2006.

     The fair market value of the 6.875% Notes and 6.375% Notes at June 30, 2006 was approximately $272.2 million and $130.9 million, respectively. The carrying value of the Company’s bank debt, which has interest rates tied to prime or the Eurodollar, approximates its fair value. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents the original issue price net of remaining original issue discounts, if applicable.

     At times, the Company has entered into interest rate swap agreements to reduce its exposure to the uncertainty of short-term interest rate fluctuations associated with its outstanding bank debt. In fiscal year 2004, the Company had swap agreements that swapped fixed-rate interest payments for variable interest rate payments based on current pricing. At June 30, 2006 and 2005, the Company had no outstanding interest rate swap agreements. However, during fiscal year 2004, net settlements of the interest rate swap agreements were recorded as adjustments to interest expense. These fixed to variable interest rate swaps did not qualify for hedge accounting, and therefore, changes in their fair value were recognized in other (income) expense, net in the period of change. As a result of marking these derivative instruments to market, a loss of $3.0 million was recognized in other (income) expense, net for the year ended June 30, 2004. The net cash settlements of the Company’s interest rate swap agreements had the effect of decreasing interest expense by $3.0 million for the year ended June 30, 2004.

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

	2006	2005
	(Dollars in thousands)
Building and equipment	$6,406	$6,422

Accumulated amortization	(3,882)	(3,688)

Assets under capital leases, net	$2,524	$2,734

     Amortization on capital lease assets is included with depreciation expense in the accompanying financial statements.

     The Company and its subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $7.8 million, $8.2 million and $6.1 million during fiscal years 2006, 2005, and 2004, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases, excluding the acquisition transaction on August 2, 2006, are as follows at June 30, 2006:

	Capital	Operating
	Leases	Leases
	(Dollars in thousands)
2007	$853	$6,865
2008	867	6,034
2009	867	4,621
2010	867	2,404
2011	867	1,743
Thereafter	6,936	19,468

Total minimum lease payments	11,257	$41,135

Less amount representing interest	(5,287)

Present value of net future lease payments	$5,970

Note 8: Employee Benefit Plans

Pension and Post-Retirement Plans

     In conjunction with the fiscal year 1998 acquisitions of The Sun in Lowell, Massachusetts and the Daily News in Los Angeles, California, the Company assumed non-contributory defined benefit pension plans, which covered substantially all the employees at the acquired newspapers. The Sun‘s plan was combined with the frozen plan of New England Newspapers, Inc., a wholly owned subsidiary of the Company. In addition, shortly after the acquisition of Daily News, the Company elected to freeze the plan assumed in conjunction with that acquisition. Accordingly, all current service cost under that plan has been terminated. Until April 1, 2005, participants in the plan assumed in conjunction with the acquisition of The Sun continued to accrue benefits associated with current services, based on years of service and estimated compensation prior to retirement. Effective April 1, 2005, the Company froze the defined benefit plan benefits and recognized a curtailment loss of approximately $0.4 million.

     The Denver Post sponsors two non-contributory defined benefit pension plans, which cover substantially all its current employees. Both plans provide benefits based on employees’ years of service and compensation during the years immediately preceding retirement. The Denver Post also sponsors post-retirement health care and life insurance plans that provide certain union employees and their spouses with varying amounts of subsidized medical coverage upon retirement and, in some instances, continued life insurance benefits until age 65 if the employee retires prior to age 65. Due to the formation of DNA on January 23, 2001, obligations related to the employees of The Denver Post who became employees of DNA were transferred to DNA’s pension plans along with an amount of net pension asset actuarially determined to fund the obligation. The Denver Post editorial employees, terminated vested employees and retired employees continue to be covered by the two non-contributory plans sponsored by The Denver Post as discussed above.

     The Company’s funding policy for all plans is to make at least the minimum annual contributions required by the Employee Retirement Income Security Act of 1974.

     Effective December 31, 2003, the New England Newspapers, Inc., Daily News and one of The Denver Post plans were merged into one master plan: the MediaNews Plan. The Denver Post Guild (union) pension plan remains as a separate plan and a nonqualified pension plan was also created as a result of the plan merger.

     During the fourth quarter of fiscal year 2006, the Company offered early retirement and severance to certain employees of The Denver Post. In conjunction with the early retirement and severance offers, the Company recognized a small curtailment loss and a small amount related to special termination benefits.

     The Company sponsors a post-retirement health care plan for certain former and current Kearns-Tribune, LLC employees that provided subsidized medical coverage for former employees who retired prior to January 1, 2005. Effective January 1, 2005, the Company no longer provides post-retirement health care coverage for the majority of Kearns-Tribune, LLC employees retiring after that date. In conjunction with the partial freeze of this plan, the Company recognized a small curtailment loss.

     Effective July 1, 2003, the Company adopted an executive retiree medical benefit plan, which provides for health care coverage during the retirement for the eligible participants (corporate officers). There are minimum age and years of service criteria for eligibility for benefits under this plan.

     The Company has additional post-employment agreements and obligations, none of which are material individually or in aggregate.

     The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the Company’s pension and other defined benefit plans as of June 30. The tables also provide the components of net periodic pension cost associated with those plans as of June 30.

	Pension Plans			Other Benefits
	2006	2005	2004	2006	2005	2004
	(Dollars in thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$111,182	$98,188	$93,832	$4,880	$5,495	$5,561
Service Cost	1,125	1,038	1,143	557	434	331
Interest Cost	5,679	5,927	5,688	295	327	326
Amendments	160	(720)	64	49	(128)	—
Other Adjustments	307	—	—	2,032	—	—
Actuarial Loss (Gain)	(10,257)	12,561	3,335	2,715	(650)	(216)
Benefits Paid	(5,836)	(5,812)	(5,874)	(536)	(598)	(507)

Benefit Obligation at End of Year	$102,360	$111,182	$98,188	$9,992	$4,880	$5,495

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$82,580	$81,387	$77,944	$—	$—	$—
Actual Return on Plan Assets	7,304	4,949	8,539	—	—	—
Company Contributions	1,945	2,056	778	536	598	507
Benefits Paid	(5,836)	(5,812)	(5,874)	(536)	(598)	(507)

Fair Value of Plan Assets at End of Year	$85,993	$82,580	$81,387	$—	$—	$—

Reconciliation of Funded Status
Funded Status	$(16,367)	$(28,602)	$(16,801)	$(9,992)	$(4,880)	$(5,495)
Unrecognized Net Loss	34,770	48,893	37,674	2,953	397	1,117
Unrecognized Prior Service Cost	2,929	3,494	4,376	(136)	(149)	—

Net Prepaid (Accrued) Cost	$21,332	$23,785	$25,249	$(7,175)	$(4,632)	$(4,378)

Assumptions as of June 30
Discount Rate	6.25%	5.25%	6.25%	6.25%	5.25%	6.25%
Expected Return on Plan Assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of Compensation Increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Components of Net Periodic Cost
Service Cost	$1,125	$1,038	$1,143	$557	$434	$331
Interest Cost	5,679	5,927	5,688	295	326	326
Expected Return on Plan Assets	(6,466)	(6,369)	(7,041)	—	—	—
Amortization of Deferral	416	440	462	(13)	(6)	(2)
Recognized Net Actuarial Loss	2,990	2,040	1,608	31	70	93
Curtailment Loss and Special Termination Benefits	347	443	—	49	27	—

Net Periodic Cost	$4,091	$3,519	$1,860	$919	$851	$748

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Prepaid Benefit Cost	$11,783	$—	$13,979	$—	$—	$—
Accrued Benefit Cost	(16,530)	(27,545)	(16,356)	(7,174)	(4,632)	(4,378)
Intangible Asset	26	3,271	659	—	—	—
Accumulated Other Comprehensive Loss(1)	26,053	48,059	26,967	—	—	—

Net Prepaid (Accrued) Cost	$21,332	$23,785	$25,249	$(7,174)	$(4,632)	$(4,378)

Separate Disclosure for Pension Plans with Accumulated Benefit Obligation and Projected Benefit Obligation in Excess of Plan Assets
Projected Benefit Obligation	$73,093	$111,182	$70,733	N/A	N/A	N/A
Accumulated Benefit Obligation	$72,574	$110,124	$69,451	N/A	N/A	N/A
Fair Value of Plan Assets	$56,044	$82,580	$53,094	N/A	N/A	N/A

(1)	The Company’s share of minimum pension liability at DNA (which is unconsolidated) is included as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheet; however, because the Company does not consolidate the related pension plan, the obligation has been excluded from the table. Also, accumulated other comprehensive loss as shown here differs from the accumulated other comprehensive loss as reflected in the consolidated balance sheet and consolidated statements of changes in shareholders’ equity as the consolidated statements reflect the minimum pension liability net of tax.

     The Company’s estimates of payments to beneficiaries of its pension plans and other benefits are as follows for each fiscal year ended June 30 (in thousands):

	Pension Plans	Other Benefits
2007	$6,540	$900
2008	6,540	940
2009	6,550	960
2010	6,760	1,000
2011	6,850	1,000
2012 — 2016	36,710	4,700

     The Company’s pension plan allocations at June 30 were as follows:

	Target	Plan Assets
	Allocations	Years Ended June 30,
	2007	2006	2005
Asset Category:
Equity securities	70.0%	70.0%	66.5%
Debt securities	20.0	19.3	29.3
Other	10.0	10.7	4.2

Total	100.0%	100.0%	100.0%

     The Company’s investment policy is to maximize the total rate of return on plan assets to meet the long-term funding obligations of the plan. Plan assets are invested using a combination of active management and passive investment strategies. Risk is controlled through diversification among multiple asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset level by assigning return targets and evaluating performance against these targets. Equity securities include common stocks of large, medium, and small companies which are predominately U.S. based. Fixed-income securities primarily include securities issued or guaranteed by the U.S. government, mortgage-backed securities and corporate debt obligations. Other includes certain real estate investments.

     The assumptions used in determining the Company’s pension and postretirement benefit obligation can differ from the actual results. As a result of these differences, as well as other external economic factors, the assumptions used are periodically revised and updated. The differences between actual and assumed experience, and the related changes in assumptions, give rise to actuarial gains and losses in the preceding table, which are recognized over the expected service period of active participants. The majority of the current year differences are related to the Company increasing the discount rate used, which decreased the minimum pension liability that is reflected in other comprehensive income. The discount rate used to determine the Company’s future pension obligations is based upon an index of securities with various maturities rated Aa or better as of the respective measurement dates. The increase in compensation levels assumption is based on actual past experience and near-term outlook and only applies to The Denver Post pension plans. The expected long-term rate of return on plan assets is based upon the weighted average expected rate of return and capital market forecasts for each asset class employed.

     The Company expects to contribute approximately $3.0 million to $4.0 million to its defined benefit pension plans in fiscal year 2007, excluding the impact of our August 2, 2006 acquisitions discussed in Note 16: Subsequent Events.

     Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$125	$105
Effect on postretirement benefit obligation	$799	$698

     The July 1, 2006 assumed trend rate for the increases in health care costs for its post-retirement plans was 10% trending down over five years to an ultimate rate of 5%. The Company’s policy is to fund the cost of providing postretirement health care and life insurance benefits when they are entitled to be received.

Deferred Compensation Plan

     The Company sponsors several nonqualified deferred compensation plans, which are offered to certain employees (principally corporate officers, newspaper publishers and operational executives). The plans allow participants to defer a portion of their compensation, including bonuses on a pre-tax basis. Participants in one plan are eligible for a Company match based on their deferrals into the plan, while participants of another plan are eligible for a discretionary Company contribution award based on operating results. The Company match and discretionary awards are subject to vesting, over a period of ten years from the date of participation in the plans. No vesting occurs until the participant has completed three or five full years in the plan (depending on the specific plan), after which time the participant is 30% or 50% vested; the residual vesting occurs evenly over the remaining period at 10% per year. The Company match is subject to early withdrawal penalties. The compensation deferrals and Company match earn a return based on notional investment elections made by the individual participants. The discretionary Company contribution awards earn a return equal to the Company’s cost of borrowing under its revolving credit agreement, which it may use to fund payments on the deferred compensation obligations. These deferred compensation obligations are recorded in the Company’s consolidated balance sheets as a component of “Other Liabilities” at the vested value of the deferred compensation, plus the applicable return on investment, and amounted to $7.3 million and $5.8 million at June 30, 2006 and 2005, respectively. In some cases, the Company has made investments in cash surrender value life insurance policies, which may be used at the Company’s discretion to fund its deferred compensation liability. The Company’s investments in cash surrender value life insurance policies are recorded in the Company’s consolidated balance sheets as a component of “Other Assets” and amounted to $5.2 million and $3.9 million at June 30, 2006 and 2005, respectively.

Other Retirement Plans

     The Company and several of its newspaper properties participate in retirement/savings plans, and in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. The majority of the Company’s full-time employees are covered by one of these plans. Total expense for these plans in the fiscal years ended June 30, 2006, 2005 and 2004, was approximately $4.9 million, $4.6 million and $4.1 million, respectively.

Note 9: Income Taxes

     The income tax provision consists of the following:

	Years Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Current:
State	$1,249	$1,331	$579
Federal	7,179	1,031	—
Deferred:
State	(19)	1,167	(43)
Federal	(4,526)	16,561	16,430

Net provision	$3,883	$20,090	$16,966

     A reconciliation between the actual income tax expense (benefit) for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement income before income taxes is as follows:

	Years Ended June 30,
	2006	2005	2004
Statutory federal income tax rate	35%	35%	35%
Effect of:
State income tax net of federal benefit	16	3	1
Dividends received deduction	(4)	(4)	(1)
Book/tax basis difference associated with acquisitions and non-deductible acquisition costs	12	—	(2)
Expenses not deductible for tax purposes	12	1	2
Other, net	7	(1)	4

Financial statement effective tax rate	78%	34%	39%

Components of the long-term deferred tax assets and liabilities are as follows:

	June 30,
	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Net operating losses and other credits	$19,529	$25,991
Deferred employee compensation	8,760	5,379
Notes payable	2,445	2,599
Pensions	1,831	9,531
Option accrual	1,371	1,178
Bad debts	1,640	1,357
Other	1,392	2,009

	36,968	48,044
Valuation allowance	(3,822)	(4,837)

Deferred tax assets	33,146	43,207
Deferred tax liabilities:
Fixed assets	16,009	21,152
Intangibles	83,736	50,460
Partnership interests and equity investments	36,750	69,803

Deferred tax liabilities	136,495	141,415

Net deferred tax liabilities	$103,349	$98,208

     On February 1, 2006, MediaNews contributed assets including permanent difference goodwill to Prairie Mountain Publishing Company, LLP (“PMP”). The basis of those contributed assets became a component of the Company’s equity investment in PMP. The Company has provided for deferred taxes on the entire investment balance including the goodwill portion that was treated as a permanent difference prior to the contribution. As a result, MediaNews recognized $0.7 million deferred tax expense, the impact of which is included in the rate reconciliation above in the line item “book/tax basis difference associated with acquisitions and non-deductible acquisition costs.”

     The State of Texas enacted a new franchise tax law on May 18, 2006. This new tax law will apply to MediaNews beginning in its fiscal year 2008. Fixed assets depreciation, intangible amortization, and partnership flowthrough are no longer included in the calculation of taxes under the new statute. MediaNews recognized a state tax benefit of $0.9 million for the elimination of Texas deferred tax liability net of federal tax impact. This benefit had the impact of decreasing the Company’s effective state income tax rate net of federal benefit in the rate reconciliation above.

     At June 30, 2006, for financial reporting purposes, the Company has approximately $9.8 million of net operating loss carryforwards (NOLs) for federal tax reporting purposes available to offset its future taxable income, which expire in 2019 through 2025 and $8.9 million of alternative minimum tax credit carryforwards. The Company also has approximately $106.7 million of state NOLs and approximately $4.6 million of state tax credits available to offset future state taxable income. The state NOLs expire in 2006 through 2025; the state tax credits expire beginning in 2006. During fiscal year 2006, the Company recorded $0.9 million of deferred tax expense related to the Company’s state NOLs. The expense resulted from the net increase in valuation allowances to reflect state tax attributes that are more likely than not to go unrecognized. This activity had the impact of increasing the Company’s effective state income tax rate net of federal benefit in the rate reconciliation above.

     The impact on the rate reconciliation varies annually based on the relative size of the non-deductible expenses in comparison to the pre-tax book income. In fiscal year 2006, expenses not deductible for tax purposes had the impact of increasing the Company’s federal income taxes by $0.6 million.

     The Company projects it will generate taxable income sufficient to utilize substantially all of the federal net operating loss carryovers before they expire; however, because of several uncertainties surrounding its projections, and the resulting uncertainty as to whether all of the net operating loss carryovers will be used before they expire, the Company has established a valuation allowance at each period end based upon its estimate of net operating loss and state tax credit carryovers that are more likely than not to expire unused.

     The Company made net state and federal income tax payments of approximately $1.2 million, $3.7 million and $1.8 million, during fiscal years 2006, 2005, and 2004, respectively.

Note 10: Hedging Activities

     At times, the Company has entered into newsprint and interest rate swap agreements. As of June 30, 2006, the Company had no outstanding newsprint or interest rate swap agreements.

     The Company had two newsprint swap agreements: one with Enron North America Corp. (“Enron”) and the other with Mirant Americas Energy Marketing LP (“Mirant”). Both newsprint hedges were designated at contract inception as cash flow hedges under SFAS No. 133 and recorded at fair value with changes in the fair value of such contracts, net of income taxes, reported in comprehensive income. The periodic net settlements made under the newsprint swap agreements were reflected in operations in the period the newsprint was consumed. The newsprint swap agreements were subsequently determined to be ineffective hedges when the swap counterparties became invalid due to bankruptcy and the hedges were terminated prior to the original term of the agreements. The Company accounted for the early termination of the swaps in accordance with SFAS No. 133, which required the Company to record a liability and a charge to comprehensive income to reflect the fair value of the derivative instrument as of the date prior to that which the hedges were deemed ineffective. Since a liquid market for the swap agreements did not exist, the valuations of the swaps were based on a discounted cash flow model and projected future newsprint prices. The valuations required significant judgment and were subject to assumptions, most notably estimates of future newsprint prices. The original term of the newsprint swap agreement with Enron expired in December 2009; the swap was determined to be ineffective the date Enron filed bankruptcy (during the Company’s fiscal year 2002). The original term of the newsprint swap agreement with Mirant expired in May 2005; the swap was determined to be ineffective on the date Mirant filed bankruptcy (during the Company’s fiscal year 2004). The amounts in accumulated other comprehensive loss related to these ineffective hedges are being amortized and charged to other (income) expense, net over the original terms of the swap agreements as the forecasted newsprint purchase transactions originally contemplated in the hedging arrangements continue to be probable of occurring. By the end of fiscal year 2005, all accumulated other comprehensive income related to the Mirant swap had been fully amortized. The Enron newsprint swap is being amortized on a straight-line basis. The Mirant newsprint swap was amortized ratably based on the difference between the floating price (based on the Resource Information Systems, Inc. “RISI” price index) and the fixed price of $615.50 per metric ton using nominal metric tons of 6,250 per quarter. Approximately $0.8 million was reclassified from accumulated other comprehensive loss to earnings for each of the years ended June 30, 2006 and 2005 related to these terminated swaps. The Company did not record any liabilities associated with the termination of the swaps, except as required by SFAS No. 133. See Note 11: Commitments and Contingencies for further discussion regarding the settlement of a lawsuit with Mirant over termination of the newsprint swap agreement.

     See Note 6: Long-Term Debt for further discussion regarding the Company’s interest rate swaps.

Note 11: Commitments and Contingencies

Commitments

     In December 2004, the Company entered into a contract with a newsprint vendor to purchase newsprint based on market price beginning January 1, 2005 (24,000 metric tons for calendar year 2005) and continuing through December 31, 2009 (36,000 metric tons per year for calendar years 2006 - 2009).

     In December 2005, the Company entered into a contract with a newsprint vendor to purchase 3,150 metric tons of newsprint based on market price beginning December 2005 and continuing through December 31, 2009.

     In fiscal year 1998, in exchange for $2.4 million, the Company granted an option to a third party to purchase substantially all the assets used in the publication of one of the Company’s newspaper properties, which the third party can exercise or put to the Company based on a predetermined formula. At June 30, 2006, the option repurchase price was valued at $6.6 million and is recorded as a component of other long-term liabilities. Changes in the estimated option repurchase price are recorded as a component of other (income) expense, net. The purchase price of the option can increase or decrease significantly each period based on the performance of the publication because a significant component of the option repurchase formula is the twenty-four month trailing cash flows of the publication. If the purchase option is put to the Company (the put became exercisable on January 31, 2003 and expires in 2010), the option repurchase price is due and payable in full. If the option were put to the Company, the Company expects to fund the payment with available borrowings from its bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in the Company’s balance sheet as long-term.

     The Company is party to a Shareholder Agreement with the Company’s President. The Shareholder Agreement entitles the President, upon termination of his employment following December 31, 2009, by mutual agreement, or as a result of breach by the Company or certain other circumstances, to put to the Company at a price of 100% of the then fair market value (as determined by formula outlined in the Shareholder Agreement) shares of common stock which he owns. The Company also has a call under the Shareholder Agreement to acquire, and the President has a right to put, such shares following termination of his employment under other circumstances, at a price equal to a percentage of fair market value (as determined by formula outlined in the Shareholder Agreement), which increases to 100% on December 31, 2009 (at June 30, 2006, the President has 58,199 shares of Class A common stock and is entitled to 80% of the fair market value). As of June 30, 2006 and 2005, the value of the President’s put, as calculated per terms of the Shareholder Agreement, was estimated to be $14.1 million and $21.0 million, respectively, and is recorded as component of “Putable Common Stock” on the Company’s balance sheet. In the event of his disability, the President also has the right to require MediaNews to purchase his common stock from time to time during his lifetime in an aggregate amount not to exceed $1.0 million in any fiscal year.

     Effective July 1, 2005, the Company amended the employment agreement of Mr. William Dean Singleton, the Company’s Vice Chairman of the Board and Chief Executive Officer. Under the amended employment agreement, Mr. Singleton has the right, in the event of his disability, to require MediaNews to purchase his common stock from time to time during his lifetime in an aggregate amount not to exceed $1.0 million in any fiscal year. At June 30, 2006 and 2005, the total estimated cost (determined actuarially) of the repurchase would be $26.8 million and $27.6 million, respectively, and such amount is recorded as a component of “Putable Common Stock” on the Company’s balance sheet.

     The Company had entered into contractual commitments with regard to the construction of a printing and office facility for the Salt Lake City JOA. As of June 30, 2006, the facilities were operational; however, there are contractual holdbacks and allowances of approximately $2.5 million that remain which are due for work that has been completed and remains subject to testing.

Contingencies

     Prior to and since the Company’s acquisition of Kearns-Tribune, LLC (“Kearns Tribune”) and The Salt Lake Tribune in January 2001, the Company has been involved in various legal actions with Salt Lake Tribune Publishing Company (“SLTPC”), the holder of an option (the “Option Agreement”) to acquire the Tribune Assets (defined as all of the assets used, held for use or usable in connection with the operation and publication of The Salt Lake Tribune). Kearns Tribune holds certain assets used in connection with the operation and publication of The Salt Lake Tribune. As of the date of this report, the Company continues to be involved in litigation with SLTPC, primarily concerning the option to purchase the Tribune Assets, the option exercise price, and any damages related to the option exercise. The following is a summary of the ongoing Kearns Tribune litigation as of June 30, 2006:

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

     One issue in dispute is the option exercise price. The terms of the Option Agreement specify an appraisal process for determination of the fair market value of the Tribune Assets. In this appraisal process, each party engaged an appraisal firm to value the Tribune Assets at their fair market value. MediaNews’ appraisal valued the Tribune Assets at $380.0 million, whereas SLTPC’s appraisal valued the Tribune Assets at $218.0 million. Because Kearns Tribune’s and SLTPC’s appraisals were more than 10% apart, the appraisers appointed by Kearns Tribune and SLTPC were required to jointly select a third appraiser. Under the terms of the Option Agreement, the final option purchase price is based on the average of the two closest of the three appraisals. On June 11, 2003, the third appraiser issued its final report valuing the Tribune Assets at $331.0 million. Accordingly, the option exercise price was set at $355.5 million for the Tribune Assets. After the third appraiser’s final report was issued, SLTPC filed a lawsuit in the District Court on June 24, 2003 (the “appraisal lawsuit”), challenging the valuation performed by the third appraiser and seeking to set aside the third appraisal and the $355.5 million exercise price. The District Court ruled that the appraisal process constituted an arbitration under the Federal Arbitration Act (“FAA”) and that any challenge must therefore be made under the procedures set forth in the FAA. The District Court subsequently denied SLTPC’s motion under the FAA procedures seeking to set aside the appraisal, and, as a consequence of its arbitration rulings, also dismissed the appraisal lawsuit. SLTPC appealed the District Court’s rulings to the Tenth Circuit, and on November 30, 2004, the Tenth Circuit reversed the District Court’s rulings. While taking no position on the merits of the dispute as to the finality of the third appraisal and the validity of the $355.5 million exercise price, the Tenth Circuit held that the Option Agreement’s appraisal procedure did not constitute arbitration within the meaning of the FAA. The Tenth Circuit accordingly reinstated SLTPC’s appraisal lawsuit.

     In the reinstated appraisal lawsuit, SLTPC filed an amended complaint against MediaNews, Kearns Tribune and the third appraiser, Management Planning Inc. (“MPI”), seeking relief that includes (a) the setting aside of the third appraisal; or (b) alternatively, if the exercise price of $355.5 million is held to be final and binding, (i) monetary damages from the third appraiser for alleged breaches of contractual and fiduciary duties, and (ii) what SLTPC refers to as an “abatement” of the purchase price pursuant to allegations that the value of the Tribune Assets has decreased since SLTPC sought to exercise the option. MediaNews and Kearns Tribune and MPI filed separate motions to dismiss SLTPC’s amended complaint in the appraisal lawsuit. On October 24, 2005, the District Court granted those motions and dismissed the appraisal lawsuit, ruling that SLTPC’s allegations in its amended complaint did not set forth grounds for the invalidation of the third appraisal. SLTPC subsequently filed a motion for reconsideration or, in the alternative, for leave to file a second amended complaint, which the District Court denied on December 7, 2005. SLTPC appealed to the United States Court of Appeals for the Tenth Circuit (“the Tenth Circuit”). On July 19, 2006, the Court of Appeals reversed the District Court, holding that SLTPC had set forth grounds for invalidation of the third appraisal by alleging that MPI had (a) used the wrong definition of Fair Market Value; (b) failed to consider relevant evidence; and (c) failed to comply with professional appraisal standards. The Court of Appeals remanded the case to the District Court for further proceedings to determine if those allegations could be sustained. On August 3, 2006, MediaNews and Kearns Tribune filed a Petition for Rehearing, asking the Court of Appeals to reconsider whether the second and third allegations (failure to consider relevant evidence and failure to comply with professional appraisal standards) were sufficient to challenge the third appraisal. The Court of Appeals ordered SLTPC to respond to the Petition for Rehearing but has not yet ruled on it.

     If the $355.5 million option exercise price is upheld, there remains a dispute as to whether SLTPC has now waived its rights under the Option Agreement to acquire the Tribune Assets at that price. The District Court had set a date of October 10, 2003 (the “Closing Date”) for the closing to occur. On October 9, 2003, counsel for SLTPC sent a letter to counsel for MediaNews and Kearns Tribune notifying Kearns Tribune that SLTPC would not pay the $355.5 million option exercise price, and raised additional objections to the proposed closing documentation; accordingly, no closing occurred on October 10, 2003. MediaNews and Kearns Tribune contend that this was SLTPC’s sole opportunity to close at the $355.5 million price, while SLTPC contends that in light of its objections, it would be entitled to another opportunity to close at that price. It is expected that any dispute over SLTPC’s opportunity for a second closing will be litigated in the main action between the parties (see discussion in the paragraph below).

     During the time in which the appraisal and exercise price issues were on appeal before the Tenth Circuit, SLTPC’s main action was stayed. In the main action, SLTPC’s pending claims against MediaNews and Kearns Tribune include claims for specific performance damages for breach of contract (in the event some or all of the Tribune Assets are not transferred to SLTPC) and for interference with contract (arising out of the amendment of the JOA in 2001). MediaNews and Kearns Tribune have pending counterclaims against SLTPC, which include claims for damages for breaches of contract, breach of fiduciary duty, interference with contract, negligence and conversion. Additionally, MediaNews and Kearns Tribune have pending counterclaims for declaratory judgment, but no damage claims against Deseret News Publishing Company (“Deseret Publishing”). Deseret Publishing has pending claims against SLTPC for damages, and claims that do not seek damages against Kearns Tribune as to the meaning and enforceability of the Option Agreement and related Management and Joint Operating Agreements. Additionally, it is anticipated, depending upon the outcome of the appraisal lawsuit, that the main action may also encompass litigation by the parties concerning whether the Option Agreement expired when SLTPC did not exercise it on October 10, 2003 (as the Company and Kearns Tribune have contended), or whether SLTPC still has the opportunity to exercise the Option Agreement (as SLTPC contends). No schedule has yet been set for the litigation of these issues.

     In related litigation, the Company and Kearns Tribune filed a declaratory judgment against certain members of the McCarthey family who own a majority interest in SLTPC, seeking a ruling that the defendants do not have any rights as individuals (separate from their corporate entity, SLTPC) to purchase or otherwise acquire the Tribune Assets. The defendants have asserted contract, tort and equitable claims based on an alleged oral agreement that they contend gives them the right as individuals (separate from their corporate entity, SLTPC) to purchase the Tribune Assets at a price established through a different appraisal methodology than that employed by MPI. The defendants have also filed a third-party complaint naming as defendants various individuals and entities, including AT&T, Deseret Publishing, and Dirks Van Essen, one of the three appraisers of the Tribune Assets. The Company, Kearns Tribune and all of the third-party defendants filed motions seeking summary judgment on all claims. On April 24, 2006, the District Court granted those motions. The McCartheys have appealed, and the case is not yet fully briefed on appeal.

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

     The Company is not in a position at this time to predict the likely outcome of this litigation. However, the Company does not believe that the litigation will have a materially adverse impact on its financial condition, results of operations, or liquidity. Approximately $1.3 million, $0.8 million and $2.2 million, respectively, was recorded in other (income) expense, net for the fiscal years ended June 30, 2006, 2005 and 2004, related to the cost of defending these lawsuits. The cost of defending these lawsuits has been and may continue to be substantial.

Other

     MediaNews sent a notice terminating its newsprint swap agreement with Mirant Americas Energy Marketing, LP (“Mirant”) effective September 5, 2003. In March 2005, Mirant filed a lawsuit in U.S. District Court for the Southern District of New York against the Company alleging breach of contract and seeking damages in connection with the swap termination in the amount of approximately $2.0 million, plus interest, costs and attorney’s fees. In March 2006, such motion was denied. In August 2006, the Company reached a settlement agreement with Mirant. Settlement terms under the agreement were accounted for as of June 30, 2006 and did not have a material impact on the financial condition or results of operations of the Company.

     A series of class action lawsuits were filed against entities involved in the electronic display of articles (“Database Entities”) that had previously appeared in newspapers and magazines (collectively, “Media Entities”) and had been authored by individuals who were not employees of the Media Entities. These lawsuits alleged that the Database Entities’ electronic display infringed upon the copyrights owned by the freelance authors. The lawsuits were consolidated into a single action in the Southern District of New York, In re Literary Works in Electronic Databases Copyright Litigation, MDL No. 1379, Consolidated Case No. 00 Civ. 8049 GBD (S.D.N.Y. 2000). MediaNews had licensed articles from its various newspapers to one or more of the Database Entities. Although the Company is not a party to this litigation, various Media Entities have asserted claims for indemnification against the Company in respect of their potential liability in this litigation. In 2004, the Database Entities negotiated a settlement of these consolidated actions, and MediaNews agreed to participate in the settlement process. The settlement provides for a claims settlement process in which a claims administrator would determine the responsibility of the participants taking into account such factors as the availability of defenses, the existence of a copyright registration, the date on which the relevant article was originally published, the amount received by the author of the freelance article for the original publication and the total amount of claims that are compensated. Settlement under the agreement could be significant; however, the Company has not been provided sufficient information to be able to estimate its potential exposure to settling its share of the asserted claims.

     In May 2004, the Company restructured its interests in Charleston Newspapers (“Charleston JOA”) and The York Newspaper Company (“York JOA”). The Company and the other participants in such restructurings subsequently received civil investigative demands from the Department of Justice and provided responsive information and documents concerning the recent restructurings of the Charleston and York JOAs. After discussions with the Antitrust Division staff in 2005, the Company proposed potential amendments to the agreements governing the York JOA to clarify the rights and obligations of the parties to provide for additional performance based compensation to the manager of The York Dispatch under certain circumstances. The proposed amendments remain under review at the Antitrust Division. The Company anticipates that any such amendments would not be material to its future operating results.

     With respect to the Charleston JOA, the Antitrust Division staff continued their investigation in 2005 and 2006. While this investigation remains open, the Company does not anticipate any action by the Antitrust Division would materially affect its future operating results.

     See Note 16: Subsequent Events regarding a lawsuit filed July 14, 2006 alleging antitrust violations based on the Company’s purchase of certain California newspapers from The McClatchy Company and The Hearst Corporation’s proposed investment in the Company’s non-Bay area assets and the review of the equity investment by Hearst in the Company by the Antitrust Division of the Department of Justice.

     The Company owns certain life insurance policies received in conjunction with an acquisition. In fiscal year 2006, the Company determined one of the policies, with a face value of $5.0 million, relates to an individual who passed away in 2002. While the Company believes it is entitled to the $5.0 million face value proceeds, the Company will record the proceeds when collection is assured.

     The Company is involved in other litigation arising in the ordinary course of business. In management’s opinion, the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations, or liquidity.

Note 12: Related Party Transactions

     The Company is party to a consulting agreement, renewable annually, with Mr. Richard B. Scudder, the Chairman of the Board of MediaNews, which requires annual payments of $300,000.

     From 1996 through July 2002, the Company advanced to the Singleton Irrevocable Trust funds to pay the premiums on cash surrender value life insurance policies covering Mr. William Dean Singleton, the Vice Chairman of the Board and Chief Executive Officer of MediaNews, and his wife. The cash surrender value life insurance policies were originally purchased in order to mitigate the impact of estate taxes that may be due on MediaNews stock held in the Singleton Revocable Trust. The Singleton Revocable Trust benefits Mr. Singleton’s children. The amount advanced as of June 30, 2006 and 2005 was $1.5 million. Advances will be repaid when the policy is surrendered or earlier at Mr. Singleton’s option. No interest is charged on these advances. See Note 11: Commitments and Contingencies for further discussion of Mr. Singleton’s amended employment agreement.

     The Company has an employment and shareholder agreement with the Company’s President. See Note 11: Commitments and Contingencies for further discussion.

     The Company uses Hughes Hubbard & Reed LLP as one of its legal counsel. Mr. Howell E. Begle, Jr., a board member and general counsel of the Company, is Of Counsel to Hughes Hubbard & Reed LLP.

     The Company is party to a management agreement with the California Newspapers Partnership, which prior to being amended as described below provided MediaNews with a management fee of 1.25% of revenues and thereby reducing the Company’s total corporate overhead, the effect of which is a reduction of the impact minority interest expense has on its consolidated statement of operations. In connection with the acquisition of the Contra Costa Times and the San Jose Mercury News, and the related contribution of those publications into the California Newspapers Partnership, the CNP management agreement was revised. Effective August 2, 2006, the revised agreement calls for annual management fees of $5.4 million, subject to annual adjustments based on actual costs and the operating performance of CNP.

     In addition, in connection with the restructuring of the Texas-New Mexico Newspapers Partnership, the Company as managing controlling partner is provided an annual management fee of $75,000 by the partnership, subject to annual adjustment.

     In August 2004, the Company purchased the Colorado residence of Mr. Gerald Grilly (the Company’s Chief Operating Officer at the time) for $2.7 million in conjunction with his relocation to Los Angeles, California. Mr. Grilly’s relocation was requested by MediaNews. In May 2005, the Company sold the residence for $2.5 million.

     See Note 5: Acquisitions, Dispositions and Other Transactions regarding the Company’s purchase of The Park Record in Park City, Utah.

Note 13: Other (Income) Expense, Net

     Included in other (income) expense, net are the following items:

	Years Ended June 30,
	2006	2005	2004
	(In millions)
Change in estimated option repurchase price	$—	$(5.8)	$(4.0)
Hedging, net	0.8	0.4	2.1
Bank fees	0.2	0.7	0.4
Salt Lake ownership litigation	1.3	0.8	2.2
Freedom acquisition bid	—	—	1.0
Debt redemption premiums and write-off of deferred debt costs	—	9.2	9.3
Write-off of KTBY escrow and other prepaid acquisition costs	—	—	1.1
Preferred return on Detroit JOA investment	(2.0)	—	—
Other	1.1	3.4	5.3

	$1.4	$8.7	$17.4

Note 14: Equity Investments (Non-JOA)

     The following table represents the summary financial data, on a combined basis, for the Company’s non-JOA equity investments (the entities represented in the table below are included at 100%).

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Current assets	$64,123	$57,894	$58,924

Non-current assets	167,986	192,164	216,640

Current liabilities	35,854	30,117	29,723

Non-current liabilities	47,492	67,404	92,967

Total revenues	257,185	257,816	266,865

Net income	27,405	35,605	30,260

     See Note 4: Investments in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership for discussion of our accounting for the Texas-New Mexico Newspapers Partnership whereby prior to December 26, 2005, the Company accounted for its interest in the partnership as an equity investment. Effective December 26, 2005, the partnership became a consolidated subsidiary of the Company. The Texas-New Mexico Newspapers Partnership results are reflected in the above table through December 25, 2005. Also, beginning February 1, 2006, the results of Prairie Mountain Publishing Company are included above (discussed further in Note 5: Acquisitions, Dispositions and Other Transactions).

Note 15: Career Restricted Stock Unit Plan

     Effective June 29, 2005, the Company adopted a Career Restricted Stock Unit (“RSU”) Plan intended to encourage retention and reward performance of selected senior management of the Company and its affiliates over a significant period of time.

     The RSU Plan is administered by the Company’s board of directors (or a designated committee). The RSU Plan provides for the award to members of senior management selected by the board (or committee) for participation in the Plan of such number of restricted stock units (“RSUs”) at such time or times as determined by the board (or committee) in its discretion. Each RSU represents the right to receive one share of the Company’s new class of Class B common stock (which is non-

voting and does not pay dividends, but which is convertible into Class A in certain circumstances), subject to vesting and other requirements. RSUs granted to a participant vest upon the later to occur of:

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

     The issuance of up to 150,000 shares of the Company’s Class B common stock is authorized under the RSU Plan. RSU grants of 10,105 units were made July 14, 2005 to certain executive officers of the Company, the fair value of which was approximately $3.7 million. Approximately $0.6 million was recognized in selling, general and administrative expense in fiscal year 2006 (the tax benefit related thereto was $0.2 million). None of the grants have vested. As of June 30, 2006, the total compensation cost related to nonvested grants not yet recognized was $3.1 million and is expected to be recognized over a weighted average period of 6 years.

Note 16: Subsequent Events

Acquisition

     On August 2, 2006, MediaNews and The McClatchy Company (“McClatchy”) consummated the closing under the Stock and Asset Purchase Agreement dated as of April 26, 2006, between the Company and McClatchy, pursuant to which California Newspapers Partnership, a 54.23% subsidiary of the Company, purchased the Contra Costa Times and the San Jose Mercury News and related publications and Web sites for $736.8 million. The acquisition, including fees, was funded in part with contributions of $340.1 million from the Company’s partners in CNP. The Company’s share of the acquisition, including fees, was approximately $403.0 million and was funded with borrowings under a new term loan “C” and its existing bank revolver (see Note 16: Subsequent Events — Credit Agreement Amendment)

     On August 2, 2006, Hearst and McClatchy consummated the closing under the Stock and Asset Purchase Agreement dated as of April 26, 2006, between Hearst and McClatchy, pursuant to which Hearst purchased The Monterey County Herald and the St. Paul Pioneer Press and related publications and Web sites for $263.2 million.

Hearst Stock Purchase Agreement

     On August 2, 2006, MediaNews and The Hearst Corporation (“Hearst”) entered into a Stock Purchase Agreement (the “MediaNews/Hearst Agreement”) pursuant to which (i) Hearst agreed to make an equity investment of up to $299.4 million (subject to adjustment under certain circumstances) in the Company (such investment will not include any governance or economic rights or interest in the Company’s publications in the San Francisco Bay area) and (ii) the Company has agreed to purchase from Hearst The Monterey County Herald and the St. Paul Pioneer Press with a portion of the Hearst equity investment in the Company. The equity investment will afford Hearst an equity interest of approximately 30% (subject to adjustment in certain circumstances) in the Company after excluding its economic interest in the San Francisco Bay area newspapers. The equity investment by Hearst in the Company is subject to antitrust review, currently underway by the Antitrust Division of the Department of Justice. The Antitrust Division has requested information and documents in connection with this review, and the Company is in the process of responding to the request. The Company has agreed to manage The Monterey County Herald and the St. Paul Pioneer Press during the period of their ownership by Hearst, with the Company retaining all the net cash flows from these newspapers as a management fee. The Company also agreed that at the election of MediaNews or Hearst, the Company will purchase The Monterey County Herald and the St. Paul Pioneer Press, if requested, from Hearst for $263.2 million (plus reimbursement of Hearst’s cost of funds in respect of its purchase of such newspapers) if for any reason Hearst’s equity investment in the Company is not consummated within six months. The Company would need to obtain additional financing to fund this purchase, if required.

Litigation

     On July 14, 2006, an individual filed suit against the Company in California alleging antitrust violations based on the Company’s purchase of certain California newspapers from McClatchy and Hearst’s proposed investment in the Company’s non-Bay area assets. The individual sought a temporary restraining order enjoining the Company from acquiring these newspapers and enjoining Hearst’s proposed investment in the Company’s non-Bay area assets, which the court denied in full on July 28, 2006. The Company is contesting all of the individual’s substantive claims vigorously. Trial is scheduled for February 2007. If the Company loses on one or more counts, it could be required to divest one or more of the acquired newspapers, and/or the Hearst investment in the Company’s non-Bay area assets could be enjoined. In addition, if the Company loses on any count, it may have to pay the complainant’s reasonable legal costs as provided by statute.

Credit Agreement Amendment

     On August 2, 2006, the Company entered into an amendment to its December 30, 2003 bank credit facility (the “amended facility”). The amended facility was entered into in order to authorize a new $350.0 million term loan “C” facility and to approve the purchase of the Contra Costa Times, San Jose Mercury News, The Monterey County Herald and the St. Paul Pioneer Press by the Company.

     The amended facility maintains the $350.0 million revolving credit facility, the $100.0 million term loan “A”, the $147.3 million term loan “B” facility, and provides for the $350.0 million term loan “C” facility, which was borrowed on August 2, 2006 and used, along with borrowings under the Company’s bank revolver of $56.3 million, to fund the remainder of its portion of the purchase price for the Contra Costa Times and the San Jose Mercury News and the related fees to amend the facility.

     Term loan “C” bears interest based upon, at the Company’s option, Eurodollar, plus a borrowing margin of 1.75%, or base rate, plus a borrowing margin of .75%. Term loan “C” requires quarterly principal payments as follows: $0.875 million through June 2012; and $82.25 million from June 2012 through March 2013, with the remaining balance due at maturity on August 2, 2013. Amounts repaid under the term loan “C” facility will not be available for re-borrowing.

     The amended facility also contained certain definitional changes used in calculating the maximum consolidated debt to consolidated operating cash flow ratio as well as increasing the maximum coverage ratio for certain future periods.

     The Company paid approximately $4.6 million to amend the facility, which included $1.0 million for the lender to back-stop the commitment for the borrowing.

Commitments

     On August 24, 2006, in connection with the previously described series of transactions involving MediaNews, Hearst and McClatchy, the Company awarded bonuses to certain of its officers and employees in the aggregate amount of approximately $1.9 million.

     On August 24, 2006, the Company and Gerald E. Grilly, Executive Vice President and Chief Operating Officer of the Company, agreed that Mr. Grilly would retire from the Company effective August 31, 2006. In connection therewith, Mr. Grilly will receive severance of $1.25 million payable over three years, $150,000 bonus associated with the August 2, 2006 acquisition as well as $250,000 in connection with the Company’s long-term compensation plans.

Building Sale

     In July 2006, the Company sold its office building in Long Beach, California for approximately $20.0 million. The Company expects to recognize a gain on the sale of the building. In conjunction with the sale of the building, the Company entered into a 15-year lease agreement for space to house its Long Beach operations. The lease term commences once the new space is ready to be occupied, which is expected to be in the second quarter of the Company’s fiscal year 2007. The expected minimum lease payments are included in the disclosure of future minimum payments for operating leases in Note 7: Leases.

Original Apartment Magazine

     In September 2006, the California Newspapers Partnership agreed to sell the Original Apartment Magazine for $14.0 million plus a potential earnout of $1.0 million based on increases in the Original Apartment Magazine’s revenue over a twelve month period ending August 2007. The expected closing date is September 29, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIANEWS GROUP, INC.
Date: September 26, 2006	By:	/S/ Ronald A. Mayo
Ronald A. Mayo
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ Richard B. Scudder (Richard B. Scudder)	Chairman and Director	September 26, 2006

/S/ Jean L. Scudder (Jean L. Scudder)	Director	September 26, 2006

/S/Howell E. Begle, Jr. (Howell E. Begle, Jr.)	Director	September 26, 2006

/S/William Dean Singleton (William Dean Singleton)	Vice Chairman, Chief Executive Officer and Director (Chief Executive Officer)	September 26, 2006

/S/ Joseph J. Lodovic, IV (Joseph J. Lodovic, IV)	President	September 26, 2006

/S/ Ronald A. Mayo (Ronald A. Mayo)	Vice President and Chief Financial Officer	September 26, 2006

/S/ Michael J. Koren (Michael J. Koren)	Vice President and Controller (Principal Accounting Officer)	September 26, 2006

Supplemental Information to be Furnished with Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not
Registered Securities Pursuant to Section 12 of the Act

     No annual report or proxy material has been sent to our security holders. We will furnish to our security holders an annual report subsequent to this filing.

EXHIBIT INDEX

Exhibits
2.1	Stock and Asset Purchase Agreement dated as of April 26, 2006, between MediaNews Group, Inc. and The McClatchy Company (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed May 1, 2006)

2.2	Stock and Asset Purchase Agreement dated as of April 26, 2006, between The Hearst Corporation and The McClatchy Company (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed May 1, 2006)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s June 30, 2005 Form 10-K)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s June 30, 2005 Form 10-K)

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s From 10-Q for the period ended December 31, 2003)

4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

10.1	Credit Agreement dated as of December 30, 2003 by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein, and Bank of America, N.A., as administrative agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed January 14, 2004)

10.2	First Amendment to Credit Agreement, dated as of January 20, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-4 filed February 23, 2004)

10.3	Second Amendment to Credit Agreement, dated as of April 16, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the registrant’s June 30, 2004 Form 10-K)

10.4	Third Amendment to Credit Agreement, dated as of August 30, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the registrant’s June 30, 2004 Form 10-K)

10.5	Fourth Amendment to Credit Agreement, dated as of September 8, 2005, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the registrant’s June 30, 2005 Form 10-K)

10.6	Fifth amendment to Credit Agreement dated as of June 28, 2006, by and among MediaNews Group, Inc., the guarantors party thereto, the lenders named therein and Bank of America, N.A., as administrative agent

10.7	Sixth Amendment to Credit Agreement dated as of August 2, 2006, by and among MediaNews Group, Inc., the guarantors party thereto, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed August 8, 2006)

10.8	Amended and Restated Shareholders Agreement of MediaNews Group, Inc. by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004 (incorporated by reference to Exhibit 10.7 to the registrant’s Form S-4/A (File No. 333-113028), filed March 18, 2004)

EXHIBIT INDEX (continued)

Exhibits
(continued)
10.9	Amendment to the Amended and Restated Shareholders Agreement of MediaNews Group, Inc. dated as of June 30, 2005, by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004 (incorporated by reference to Exhibit 10.7 to the registrant’s June 30, 2005 Form 10-K)

10.10	Employment Agreement dated July 1, 2005 between MediaNews and William Dean Singleton (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed July 5, 2005)

10.11	Employment Agreement dated July 1, 2005 between MediaNews and Joseph J. Lodovic IV (incorporated by reference to Exhibit 99.3 to the registrant’s Form 8-K filed July 5, 2005)

10.12	Amended and Restated Joint Operating Agreement, dated as of April 30, 2004 by and between York Newspapers, Inc., York Newspapers Holdings, Inc., The York Newspaper Company, York Newspapers Holdings, L.P. and York Dispatch Publishing Company, LLC (incorporated by reference to Exhibit 10.8 to the registrant’s June 30, 2004 Form 10-K)

10.13	Singleton Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.14	Scudder Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.15	Amendment and Restatement of Agreement, by and between Kearns-Tribune, LLC and Deseret News Publishing Company, dated as of July 1, 2006

10.16	Limited Liability Company Operating Agreement of Newspaper Agency Company, LLC dated as of July 1, 2006

10.17	Option Purchase Agreement between Garden State Newspapers, Inc., the predecessor of MediaNews Group, Inc., and Greenco, Inc., dated as of January 30, 1998 (incorporated by reference to Exhibit 10.13 to the registrant’s Form S-4 filed February 23, 2004)

10.18	Joint Operating Agreement by and between The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated as of May 11, 2000 (incorporated by reference to Exhibit 10.14 to the registrant’s Form S-4 filed February 23, 2004)

10.19	First Amendment to the Joint Operating Agreement by and among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated January 22, 2001 (incorporated by reference to Exhibit 10.15 to the registrant’s Form S-4 filed February 23, 2004)

10.20	Limited Liability Partnership Agreement of The Denver Newspaper Agency LLP dated as of January 22, 2001 (incorporated by reference to Exhibit 10.16 to the registrant’s Form S-4 filed February 23, 2004)

10.21	Second Amended and Restated Partnership Agreement for Texas-New Mexico Newspapers Partnership, a Delaware general partnership, by and among Gannett Texas L.P. and Northwest New Mexico Publishing Company

10.22	Third Amended and Restated Partnership Agreement for California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC; Stephens California Media; The Sun Company of San Bernardino, California; California Newspapers, Inc.; Media West—SBC, Inc. and Media West—CNI, Inc., dated as of August 2, 2006

10.23	Purchase Agreement, dated as of April 30, 2004, between Buckner News Alliance, Inc., MediaNews Group, Inc., York Newspapers Holdings, LLC, MediaNews Group Interactive and York Daily Record LLC and related side letter (incorporated by reference to Exhibit 10.20 to the registrant’s June 30, 2004 Form 10-K)

EXHIBIT INDEX (continued)

Exhibits
(continued)
10.24	Master Restructuring and Purchase Agreement, dated as of May 7, 2004, among Daily Gazette Company, MediaNews Group, Inc., Charleston Publishing Company and Charleston Newspapers (incorporated by reference to Exhibit 10.21 to the registrant’s June 30, 2004 Form 10-K)

10.25	Stock Purchase Agreement dated January 4, 2005, by and among MediaNews Group, Inc., as purchaser, and The Singleton Family Revocable Trust and Peter Bernhard, as sellers (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the period ended December 31, 2004)

10.26	MediaNews Group, Inc. Career RSU Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed July 5, 2005)

10.27	Shareholder Agreement dated as of July 1, 2005, as amended as of September 22, 2005, by and among MediaNews Group, Inc. and Joseph J. Lodovic, IV (incorporated by reference to Exhibit 10.24 to the registrant’s June 30, 2005 Form 10-K)

10.28	Agreement dated April 26, 2006 between MediaNews Group, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 99.3 to the registrant’s Form 8-K filed May 1, 2006)

10.29	Agreement dated April 26, 2006 between MediaNews Group, Inc., Gannett Co., Inc., and Stephens Group, Inc. (incorporated by reference to Exhibit 99.4 to the registrant’s Form 8-K filed May 1, 2006)

10.30	Stock Purchase Agreement dated as of August 2, 2006 between MediaNews Group, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed August 8, 2006)

21.1	Subsidiaries of MediaNews Group, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	Balance at	Additions		Acquisitions
	Beginning of	Charged to	Net	(Dispositions),	Balance at
	Period	Expense, Net	Deductions	Net	End of Period
	(In thousands)
YEAR ENDED JUNE 30, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$6,901	$9,893	$(8,091)	$579	$9,282
YEAR ENDED JUNE 30, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$7,625	$8,065	$(8,874)	$85	$6,901
YEAR ENDED JUNE 30, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$7,887	$7,405	$(7,668)	$1	$7,625

See notes to consolidated financial statements.