Form 10-Q
period 2006-09-30
MEDIANEWS GROUP INC
filed 2006-11-14
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
(     ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 033-75156
MEDIANEWS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0425553
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

101 W. Colfax Avenue, Suite 1100
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 954-6360
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Item (1) Yes [X] No [   ];     Item (2) Yes [   ] No [X]*
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]            Accelerated filer [   ]            Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes [   ]            No [X]
The total number of shares of the registrant’s Common Stock outstanding as of November 14, 2006 was 2,298,346.
*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2006 pursuant to Section 15(d) of the Securities Exchange Act of 1934. It is filing this Quarterly Report on Form 10-Q on a voluntary basis.

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2006

Item No.		Page
PART I — FINANCIAL INFORMATION
1	Financial Statements	3
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
3	Quantitative and Qualitative Disclosure of Market Risk	3
4	Controls and Procedures	3

PART II — OTHER INFORMATION
1	Legal Proceedings	4
1A	Risk Factors	4
2	Unregistered Sales of Equity Securities and Use of Proceeds	N/A
3	Defaults Upon Senior Securities	N/A
4	Submission of Matters to a Vote of Security Holders	4
5	Other Information	N/A
6	Exhibits	4

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
ITEM 4: CONTROLS AND PROCEDURES
     As of September 30, 2006, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that material information regarding us and/or our subsidiaries required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, as required, within the time periods specified in the Securities and Exchange Commission rules and forms.
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
ITEM 1A: RISK FACTORS
     In addition to the other information set forth in this report, see factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     As of October 1, 2006, the holders of 93.1% of all outstanding shares of our Class A Common Stock acted by written consent in lieu of an annual meeting to re-elect Richard B. Scudder, William Dean Singleton, Jean L. Scudder and Howell E. Begle to our board of directors. Following the effectiveness of that action, our board of directors consisted of Richard B. Scudder, William Dean Singleton, Jean L. Scudder and Howell E. Begle.
ITEM 6: EXHIBITS
     See Exhibit Index for list of exhibits filed with this report.

FORWARD-LOOKING STATEMENTS
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements contained herein and elsewhere in this report are based on current expectations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” “believe,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated and should be viewed with caution. Potential risks and uncertainties that could adversely affect our ability to obtain these results, and in most instances are beyond our control, include, without limitation, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006 and the following additional factors: (a) acquisitions of new businesses or dispositions of existing businesses, (b) costs or difficulties related to the integration of businesses acquired by us may be greater than expected, (c) increases in interest or financing costs, and (d) other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIANEWS GROUP, INC.
Dated: November 14, 2006	By:	/s/ Ronald A. Mayo
Ronald A. Mayo
Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2006	June 30, 2006
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,545	$424
Accounts receivable, less allowance for doubtful accounts of $14,176 at September 30, 2006 and $9,282 at June 30, 2006	164,157	106,032
Inventories of newsprint and supplies	31,287	21,289
Prepaid expenses and other assets	17,764	11,954

TOTAL CURRENT ASSETS	220,753	139,699

PROPERTY, PLANT AND EQUIPMENT
Land	56,933	41,871
Buildings and improvements	226,627	131,336
Machinery and equipment	482,956	397,949
Construction in progress	18,141	57,657

TOTAL PROPERTY, PLANT AND EQUIPMENT	784,657	628,813
Less accumulated depreciation and amortization	(256,820)	(249,588)

NET PROPERTY, PLANT AND EQUIPMENT	527,837	379,225

OTHER ASSETS
Investment in unconsolidated JOAs (Denver and Salt Lake City)	268,626	228,925
Equity investments	52,663	54,457
Subscriber accounts, less accumulated amortization of $164,225 at September 30, 2006 and $161,776 at June 30, 2006	46,306	39,365
Excess of cost over fair value of net assets acquired	763,126	424,161
Newspaper mastheads	374,229	101,829
Advertiser lists, covenants not to compete and other identifiable intangible assets, less accumulated amortization of $38,625 at September 30, 2006 and $34,506 at June 30, 2006	189,107	15,656
Other	50,864	44,466

TOTAL OTHER ASSETS	1,744,921	908,859

TOTAL ASSETS	$2,493,511	$1,427,783

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2006	June 30, 2006
	(Dollars in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$37,952	$19,526
Accrued liabilities	106,895	68,668
Unearned income	49,786	31,715
Current portion of long-term debt and obligations under capital leases	7,631	4,133

TOTAL CURRENT LIABILITIES	202,264	124,042

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	1,205,428	863,760

OTHER LIABILITIES	78,413	28,774

DEFERRED INCOME TAXES, NET	100,529	103,349

MINORITY INTEREST	527,979	207,439

PUTABLE COMMON STOCK	41,397	40,899

ST. PAUL AND MONTEREY PURCHASE PRICE (HEARST)	267,316	—

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,150,000 shares authorized: 2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Accumulated other comprehensive loss, net of taxes	(21,065)	(21,520)
Retained earnings	93,248	83,038
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	70,185	59,520

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,493,511	$1,427,783

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
REVENUES
Advertising	$236,804	$153,956
Circulation	45,608	31,266
Other	12,890	11,350

TOTAL REVENUES	295,302	196,572

LOSS FROM UNCONSOLIDATED JOAS (DENVER AND SALT LAKE CITY)	(2,345)	(3,719)

COST AND EXPENSES
Cost of sales	95,024	62,216
Selling, general and administrative	152,189	98,654
Depreciation and amortization	16,391	10,272
Interest expense	19,249	13,530
Other (income) expense, net	(5,513)	1,652

TOTAL COSTS AND EXPENSES	277,340	186,324

EQUITY INVESTMENT INCOME, NET	717	1,859

GAIN ON SALE OF ASSETS, NET	16,330	—

MINORITY INTEREST	(13,351)	(6,769)

INCOME BEFORE INCOME TAXES	19,313	1,619

INCOME TAX EXPENSE	(5,995)	(637)

NET INCOME	13,318	982

ACCRETION RELATED TO ST. PAUL AND MONTEREY PURCHASE PRICE	(2,610)	—

NET INCOME APPLICABLE TO COMMON STOCK SHAREHOLDERS	$10,708	$982

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,318	$982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,336	14,999
Provision for losses on accounts receivable	2,765	1,970
Amortization of debt discount and deferred debt issuance costs	216	243
Net gain on sale of assets	(16,330)	(12)
Proportionate share of net income from unconsolidated JOAs	(9,785)	(12,327)
Distributions of net income from unconsolidated JOAs (a)	9,456	12,327
Equity investment income, net	(717)	(1,859)
Distributions of net income from equity investments (b)	625	2,027
Change in defined benefit plan assets, net of cash contributions	(997)	(562)
Deferred income tax expense	5,000	353
Change in estimated option repurchase price	125	125
Minority interest	13,351	6,769
Distributions paid to minority interest	(13,351)	(5,486)
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	114	114
Change in operating assets and liabilities	32,059	(6,841)

NET CASH FLOWS FROM OPERATING ACTIVITIES	53,185	12,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(400,506)	—
Business dispositions	14,000	—
Distributions in excess of net income from JOAs(a)	6,373	5,894
Distributions in excess of net income from equity investments(b)	618	999
Investment in Detroit and other investments	(547)	(25,770)
Capital expenditures	(5,936)	(16,164)
Proceeds from the sale of assets	19,820	68

NET CASH FLOWS FROM INVESTING ACTIVITIES	(366,178)	(34,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of credit amendment fees	404,815	24,800
Reduction of long-term debt and other liabilities	(65,122)	(4,685)
Distributions in excess of net income to minority interests	(19,579)	—

NET CASH FLOWS FROM FINANCING ACTIVITIES	320,114	20,115

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,121	(2,036)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	424	4,262

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,545	$2,226

(a) Total distributions from unconsolidated JOAs were $15.8 million and $18.2 million for the three months ended September 30, 2006 and 2005, respectively.

(b) Total distributions from equity investments were $1.2 million and $3.0 million for the three months ended September 30, 2006 and 2005, respectively.

Supplemental schedule of noncash investing activities:
Business acquisitions (St. Paul and Monterey)	$(264,703)	$—
Business acquisitions (San Jose and Contra Costa)	(337,230)	—
Investment in Salt Lake Newspaper Production Facilities, LLC	(45,469)	—

	$(647,402)	$—

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Significant Accounting Policies and Other Matters
Basis of Quarterly Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2007.
     In addition, the unaudited condensed consolidated financial statements include the operating results of the San Jose Mercury News, Contra Costa Times, The Monterey County Herald and the St. Paul Pioneer Press beginning August 2, 2006 (see Note 7: Acquisitions and Other Transactions). These four entities currently report on a 52- or 53-week fiscal year; therefore, their results included in these unaudited condensed financial statements are from August 2, 2006 (transaction date) through September 24, 2006.
Joint Operating Agencies
     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each newspaper party to a joint operating agreement continue to be separate and outside of a JOA. As of September 30, 2006, the Company participates in JOAs in Denver, Colorado, Salt Lake City, Utah, York, Pennsylvania, Detroit, Michigan and Charleston, West Virginia. See Note 3: Joint Operating Agencies of the Company’s consolidated financial statements included in its June 30, 2006 Annual Report on Form 10-K for a description of the Company’s accounting for the Denver and Salt Lake City JOAs.
     The Company’s unconsolidated JOAs (Denver and Salt Lake City) are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:
•	The Company’s proportionate share of net income from JOAs,

•	The amortization of subscriber lists created by the original purchase, as the subscriber lists are attributable to the Company’s earnings in the JOAs, and

•	Editorial costs, miscellaneous revenue received outside of the JOA, and other charges incurred by the Company’s consolidated subsidiaries directly attributable to the JOAs in providing editorial content and news for the Company’s newspapers party to the JOAs.
     The Company’s investments in the Denver and Salt Lake City JOAs are included in the consolidated balance sheets under the line item “Investment in Unconsolidated JOAs.” See Note 3: Denver and Salt Lake City Joint Operating Agencies for further discussion of our accounting for these two JOAs.
     Because of the structure of the partnership and the Company’s ownership interest, the Company’s accounting for its investment in the Detroit JOA only includes the preferred distributions the Company receives from the Detroit JOA. The Company’s investment in The Detroit News, Inc. is included in other long-term assets. Under the Charleston JOA, the Company is reimbursed for the cost of providing the news and editorial content of the Charleston Daily Mail and is paid a management fee. The Company’s limited partnership interest in the Charleston JOA does not entitle the Company to any share of the profits or losses of the limited partnership.

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
Income Taxes
     At the end of each interim period, the Company makes its best estimate regarding the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year to date basis. Accordingly, the effective tax rate for the three-month period presented in this interim report on Form 10-Q may vary significantly in future periods. The effective income tax rate varies from the federal statutory rate because of state income taxes and the non-deductibility of certain expenses.
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
Revisions/Reclassifications
     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications. In particular, the statement of cash flows has been revised for the three months ended September 30, 2005 to reflect distributions in excess of net income from unconsolidated JOAs and equity investments as cash flows from investing activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows. For the three months ended September 30, 2005, the revision decreased the reported net cash flows from operating activities and increased the reported net cash flows from investing activities by $6.9 million.
NOTE 2: Comprehensive Income
     The Company’s comprehensive income consisted of the following:

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Net income	$13,318	$982
Unrealized gain on hedging activities, net of tax	341	300
Unrealized loss on newsprint hedging activities, reclassified to earnings, net of tax	114	114
Minimum pension liability adjustment, net of tax	—	(2,078)

Comprehensive income (loss)	$13,773	$(682)

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

	Three Months Ended September 30, 2006
			Associated	Total Loss from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$38,683	$102,253	$45

Cost of sales	8,691	34,149	8,141
Selling, general and administrative	13,869	51,331	2,920
Depreciation and amortization	1,417	12,160	945
Other	561	1,491	170

Total costs and expenses	24,538	99,131	12,176

Net income (loss)	14,145	3,122	(12,131)
Partners’ share of income from unconsolidated JOAs	(5,920)	(1,561)	—

Income (loss) from unconsolidated JOAs	$8,225	$1,561	$(12,131)	$(2,345)

	Three Months Ended September 30, 2005
			Associated	Total Loss from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$37,373	$107,015	$129

Cost of sales	8,403	33,998	8,372
Selling, general and administrative	13,574	51,533	3,175
Depreciation and amortization	—	14,705	4,727
Other	(13)	47	(99)

Total costs and expenses	21,964	100,283	16,175

Net income (loss)	15,409	6,732	(16,046)
Partners’ share of income from unconsolidated JOAs	(6,448)	(3,366)	—

Income (loss) from unconsolidated JOAs	$8,961	$3,366	$(16,046)	$(3,719)

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Depreciation and amortization expense was greater in the prior year due to accelerated depreciation on certain fixed assets at the production facilities in Denver and Salt Lake City which will be or were retired earlier than originally expected due to the construction of new production facilities at the respective locations. The accelerated depreciation for the quarter ended September 30, 2006 is only related to the Denver JOA.
     In addition, the fiscal year 2007 depreciation and amortization for the Salt Lake City JOA includes depreciation and amortization on assets previously owned outside of the JOA. The Salt Lake City JOA does not own any of the fixed assets used in its operations. Instead, prior to July 1, 2006, each partner owned the fixed assets used in the operations of the Salt Lake City JOA as tenants in common. Effective July 1, 2006, most of those assets are owned by an affiliate of the Salt Lake City JOA, Salt Lake Newspapers Production Facilities, LLC (“SLNPF”), which leases those assets to the Salt Lake City JOA. SLNPF is owned 58% by the Company, and 42% by our partner in the Salt Lake City JOA, Deseret News Publishing Company. Accordingly, for fiscal year 2007 the related depreciation is included in Salt Lake City JOA income statement data instead of the Associated Revenues and Expenses column. Management of SLNPF is shared equally between the Company and Deseret News Publishing Company in the same manner as the Salt Lake JOA. The Company’s $45.5 million investment in the fixed assets contributed to SLNPF as of July 1, 2006 was reclassified from Property, Plant and Equipment to Investment in Unconsolidated JOAs.
NOTE 4: Contingent Matters and Commitments
     In January 2001, the Company acquired Kearns-Tribune, LLC (“Kearns-Tribune”) and The Salt Lake Tribune. Prior to and since the acquisitions, MediaNews and Salt Lake Tribune Publishing Company (“SLTPC”) have been involved in litigation over SLTPC’s option (“the Option Agreement”) to acquire the assets used, held for use or usable in connection with the operation and publication of The Salt Lake Tribune (the “Tribune Assets”). For additional discussion on the litigation, please refer to Note 11: Commitments and Contingencies of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2006. The following is a summary of updates with regard to this litigation.
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
     In the reinstated appraisal lawsuit, SLTPC filed an amended complaint against MediaNews, Kearns Tribune and the third appraiser, Management Planning Inc. (“MPI”), seeking relief that includes, among other things, (a) the setting aside of the third appraisal; (b) monetary damages from the third appraiser for alleged breaches of contractual and fiduciary duties; and (c) what SLTPC refers to as an “abatement” of the purchase price pursuant to allegations that the value of the Tribune Assets has decreased since SLTPC sought to exercise the option. MediaNews and Kearns Tribune and MPI filed separate motions to dismiss SLTPC’s amended complaint in the appraisal lawsuit. On October 24, 2005, the District Court granted those motions and dismissed the appraisal lawsuit, ruling that SLTPC’s allegations in its amended complaint did not set forth grounds for the invalidation of the third appraisal. SLTPC subsequently filed a motion for reconsideration or, in the

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
alternative, for leave to file a second amended complaint, which the District Court denied on December 7, 2005. SLTPC appealed to the United States Court of Appeals for the Tenth Circuit (“the Tenth Circuit”). On July 19, 2006, the Court of Appeals reversed the District Court, holding that SLTPC had alleged grounds for invalidation of the third appraisal by alleging that MPI had (a) used the wrong definition of Fair Market Value; (b) failed to consider relevant evidence; and (c) failed to comply with professional appraisal standards. The Court of Appeals remanded the case to the District Court for further proceedings to determine if those allegations could be sustained. On October 26, 2006, the Court of Appeals denied Kearns Tribune’s petition for rehearing.
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
     During the time in which the appraisal and exercise price issues were on appeal before the Tenth Circuit, SLTPC’s main action was stayed. In the main action, SLTPC’s pending claims against MediaNews and Kearns Tribune include claims for specific performance, damages for breach of contract (in the event some or all of the Tribune Assets are not transferred to SLTPC) and for interference with contract (arising out of the amendment of the JOA in 2001). MediaNews and Kearns Tribune have pending counterclaims against SLTPC, which include claims for damages for breaches of contract, breach of fiduciary duty, interference with contract, negligence and conversion. Additionally, MediaNews and Kearns Tribune have pending counterclaims for declaratory judgment, but no damage claims against Deseret News Publishing Company (“Deseret Publishing”). Deseret Publishing has pending claims against SLTPC for damages, and claims that do not seek damages against Kearns Tribune as to the meaning and enforceability of the Option Agreement and related Management and Joint Operating Agreements. Additionally, it is anticipated, depending upon the outcome of the appraisal lawsuit, that the main action may also encompass litigation by the parties concerning whether the Option Agreement expired when SLTPC did not exercise it on October 10, 2003 (as the Company and Kearns Tribune have contended), or whether SLTPC still has the opportunity to exercise the Option Agreement (as SLTPC contends). No schedule has yet been set for the litigation of these issues. On October 20, 2006, however, the District Court granted SLTPC’s motion to lift the stay in the main case. SLTPC had also moved for leave to file an amended complaint in the case, and that motion was denied without prejudice because the proposed amended complaint was not presented to the District Court.
     The Company is not in a position at this time to predict the likely outcome of this litigation. However, the Company does not believe that the litigation will have a material adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.2 million was recorded in other (income) expense, net for both the three months ended September 30, 2006 and 2005, respectively, related to the cost of defending these lawsuits. The cost of defending these lawsuits may continue to be substantial.
Other
     The Company owns certain life insurance policies received in conjunction with an acquisition. In fiscal year 2006, the Company determined one of the policies, with a face value of $5.0 million, related to an individual who passed away in 2002. In October 2006, the Company received the policy proceeds of $5.0 million, plus interest and reimbursement of the policy’s cash surrender value for premiums since the individual’s death, for a total payment of $6.6 million. The total proceeds from the policy have been included in other (income) expense, net for the three months ended September 30, 2006.
     On July 14, 2006, an individual filed suit against the Company in California alleging antitrust violations based on the Company’s purchase of certain California newspapers from The McClatchy Company and The Hearst Corporation’s proposed investment in the Company’s non-Bay area assets (see Note 7: Acquisitions and Other Transactions). The individual sought a temporary restraining order enjoining the Company from acquiring these newspapers and enjoining Hearst’s proposed investment in the Company’s non-Bay area assets, which the court denied on July 28, 2006. The Company is contesting all of the individual’s substantive claims vigorously. Trial is scheduled to begin April 30, 2007. If

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the Company loses on one or more counts, it could be required to divest one or more newspapers, and/or the Hearst investment in the Company’s non-Bay area assets could be enjoined. In addition, if the Company loses on any count, it may have to pay the complainant’s reasonable legal costs as provided by statute. The parties are currently engaged in discovery.
     In January 1998, the Company entered into an option agreement in association with the acquisition financing related to one of its newspapers. The option entitles the holder to purchase the assets used in the publication of one of the Company’s newspaper properties, which the option holder can currently exercise or put to the Company based on a predetermined formula. At September 30 and June 30, 2006, the option repurchase price was valued (per the option agreement) at approximately $6.7 million and $6.6 million, respectively, and is recorded as a component of other long-term liabilities. However, the Company believes there is an error in the formula per the agreement which it will, if necessary, seek to reform in court. The corrected formula would lower the value of the option repurchase price to approximately $5.2 million at September 30, 2006. The purchase price of the option can increase or decrease each quarter based on the performance of the publication because a significant component of the option repurchase formula is the twenty-four month trailing cash flows of the publication. If the option is put to the Company, the Company expects to fund the payment with available borrowings from its bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in the Company’s balance sheet as long-term. The option expires in January 2010 at which time, if the option remains outstanding, the Company would be required to repurchase it.
     There have been no other material changes in the other contingent matters discussed in Note 11: Commitments and Contingencies of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2006.
NOTE 5: Amendment of Bank Credit Facility
     On August 2, 2006, the Company entered into an amendment to its December 30, 2003 bank credit facility (the “amended facility”). The amended facility was entered into in order to authorize a new $350.0 million term loan “C” facility and to approve the purchase of the Contra Costa Times, San Jose Mercury News, The Monterey County Herald and the St. Paul Pioneer Press by the Company (see Note 7: Acquisitions and Other Transactions).
     The amended facility maintains the $350.0 million revolving credit facility, the $100.0 million term loan “A,” the $147.3 million term loan “B” and provides for the $350.0 million term loan “C” facility, which was borrowed on August 2, 2006 and used, along with borrowings under the Company’s bank revolver of $56.3 million, to fund the remainder of its portion of the purchase price for the Contra Costa Times and the San Jose Mercury News and to pay the related fees to amend the facility. At September 30, 2006, the balances outstanding under the revolving credit portion of the bank credit facility, term loan “A,” term loan “B” and term loan “C” were $143.3 million, $100.0 million, $145.4 million and $349.1 million, respectively.
     Term loan “C” bears interest based upon, at the Company’s option, Eurodollar, plus a borrowing margin of 1.75%, or base rate, plus a borrowing margin of 0.75%. Term loan “C” requires quarterly principal payments as follows: $0.875 million through June 2012; and $82.25 million from June 2012 through March 2013, with the remaining balance due at maturity on August 2, 2013. Amounts repaid under the term loan “C” facility will not be available for re-borrowing. The terms for the existing borrowings remain unchanged.
     The amended facility also contained certain definitional changes used in calculating the consolidated debt to consolidated operating cash flow ratio as well as increasing the maximum coverage ratio for certain future periods.
     The Company paid approximately $5.2 million in fees to amend its credit facility and syndicate its term loan “C.” Such payment was capitalized as a deferred financing cost and is included in other assets in the consolidated balance sheet and is being amortized to expense over a period of seven years.
     The nature of the Company’s other long-term debt and related maturities has not materially changed since June 30, 2006.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Maturities of long-term debt, excluding capital leases, for the five fiscal years ending June 30, 2011 (except for June 30, 2007 which is only for the remaining nine months ending) and thereafter are shown below (in thousands):

2007	$5,850
2008	16,989
2009	31,848
2010	259,512
2011	100,647
Thereafter	792,278

$1,207,124

NOTE 6: Employee Benefit Plans
Components of Net Periodic Benefit Cost (Pension and Other Benefits)

	Pension Plans		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$515	$281	$135	$121
Interest cost	3,290	1,420	173	60
Expected return on plan assets	(3,625)	(1,617)	—	—
Amortization of deferral	70	104	(3)	(3)
Amortization of net loss	480	748	32	4

Net periodic benefit cost	$730	$936	$337	$182

     The decrease in pension plan expense for the three months ended September 30, 2006 as compared to the same period for the prior year is mostly the result of an increase in the discount rate assumption from 5.25% in fiscal year 2006 to 6.25% in fiscal year 2007. Also impacting the change is the employee benefit plan expense related to the purchase of the San Jose Mercury News and management of the St. Paul Pioneer Press (See Note 7: Acquisitions and Other Transactions). The preliminary purchase accounting related to the assumption of the employee benefit plans for the San Jose Mercury News and the St. Paul Pioneer Press resulted in the Company recording liabilities of $31.3 million related to pension obligations and $2.8 million related to other postretirement employment benefits. The discount rate used to account for the assumption of these plans was 6.0%.
Employer Contributions
     The Company expects to contribute approximately $9.0 million to its pension plans in fiscal year 2007, including contributions related to pension plan liabilities assumed in conjunction with the management of the St. Paul Pioneer Press (see Note 7: Acquisitions and Other Transactions). Contributions of approximately $1.9 million have been made through September 30, 2006 by the Company.
NOTE 7: Acquisitions and Other Transactions
Acquisition
     On August 2, 2006, MediaNews and The McClatchy Company (“McClatchy”) consummated the closing under the Stock and Asset Purchase Agreement dated as of April 26, 2006, between the Company and McClatchy, pursuant to which the California Newspapers Partnership (“CNP”), a 54.23% subsidiary of the Company, purchased the Contra Costa Times and the San Jose Mercury News and related publications and Web sites for $736.8 million. The acquisition, including estimated fees, was funded in part with contributions of $340.1 million from the Company’s partners in CNP ($337.2 million was paid by the partners directly to McClatchy). The Company’s share of the acquisition, including estimated fees, was approximately

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$403.0 million and was funded with borrowings under a new term loan “C” and its existing bank revolver (see Note 5: Long-Term Debt).
     On August 2, 2006, Hearst and McClatchy consummated the closing under the Stock and Asset Purchase Agreement dated as of April 26, 2006, between Hearst and McClatchy, pursuant to which Hearst purchased The Monterey County Herald and the St. Paul Pioneer Press and related publications and Web sites for $263.2 million.
Hearst Stock Purchase Agreement
     On August 2, 2006, MediaNews and The Hearst Corporation (“Hearst”) entered into a Stock Purchase Agreement (the “MediaNews/Hearst Agreement”) pursuant to which (i) Hearst agreed to make an equity investment of up to $299.4 million (subject to adjustment under certain circumstances) in the Company (such investment will not include any governance or economic rights or interest in the Company’s publications in the San Francisco Bay area) and (ii) the Company has agreed to purchase from Hearst The Monterey County Herald and the St. Paul Pioneer Press with a portion of the Hearst equity investment in the Company. The equity investment will afford Hearst an equity interest of approximately 30% (subject to adjustment in certain circumstances) in the Company excluding the Company’s economic interest in the San Francisco Bay area newspapers. The equity investment by Hearst in the Company is subject to antitrust review by the Antitrust Division of the Department of Justice, which is currently underway. The Antitrust Division has requested information and documents in connection with this review, and the Company is in the process of responding to the request. The Company has agreed to manage The Monterey County Herald and the St. Paul Pioneer Press during the period of their ownership by Hearst. Under the Agreement with Hearst, the Company has all the economic risks and rewards associated with ownership of these two newspapers and is entitled contractually to retain all of the cash flows generated by them as a management fee. As a result, the Company began consolidating the financial statements of The Monterey County Herald and St. Paul Pioneer Press beginning August 2, 2006. The Company also agreed that, at the election of MediaNews or Hearst, the Company will purchase The Monterey County Herald and the St. Paul Pioneer Press, if requested, from Hearst for $263.2 million (plus reimbursement of Hearst’s costs and cost of funds in respect of its purchase of such newspapers) if for any reason Hearst’s equity investment in the Company is not consummated within six months (after November 2, 2006, MediaNews or Hearst can elect to cancel the agreement, in which case, MediaNews would have 90 days to purchase The Monterey County Herald and St. Paul Pioneer Press). The Company would need to obtain additional financing to fund this purchase, if required. As of September 30, 2006, the Company has recorded $267.3 million related to Hearst’s cost of $264.7 million and the $2.6 million accretion of Hearst’s cost of funds.
     As a result of the above transactions (acquisition of San Jose Mercury News and Contra Costa Times and management of The Monterey County Herald and St. Paul Pioneer Press), the Company has preliminarily recorded the following: $812.9 million in intangible assets ($350.1 million – goodwill; $273.4 million – mastheads; $11.6 million – subscriber lists; and $177.8 million in advertiser lists and other finite lived intangibles) and $198.3 million in net tangible assets (the majority of which is related to fixed assets).
     The unaudited pro forma consolidated statement of income information for the three months ended September 30, 2006 and 2005, set forth below, presents the Company’s results of operations as if the acquisitions described above had occurred at the beginning of the periods presented and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such periods.

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Operating Revenue	$347,308	$334,657
Net Income	$15,757	$3,298
Original Apartment Magazine
     On September 29, 2006, the California Newspapers Partnership sold the Original Apartment Magazine for $14.0 million plus a potential earnout of $1.0 million based on increases in the Original Apartment Magazine’s revenue over a twelve-month period ending August 2007. The sale resulted in an immaterial loss.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Sale of Building
     In July 2006, the Company sold its office building in Long Beach, California for approximately $20.0 million. The Company recognized a gain of approximately $16.7 million on the sale of the building which was recorded in gain on sale of assets in the statement of operations. In conjunction with the sale of the building, the Company will relocate its Long Beach operations to a leased facility. Accordingly, the Company entered into a 15-year lease agreement, with a party unrelated to the purchaser of the building, commencing once the new space is ready to be occupied which is expected to be in the second quarter of the Company’s fiscal year 2007. The expected minimum lease payments are included in the disclosure of future minimum payments for operating leases in Note 7: Leases of the consolidated financial statements included in the Company’s June 30, 2006 Annual Report on Form 10-K.
NOTE 8: Recently-Issued Accounting Standards
     In October 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 applies to all plan sponsors who offer defined benefit postretirement benefit plans and requires an entity to:
•	recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status;

•	measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year;

•	recognize changes in the funded status of a defined postretirement plan in comprehensive income in the year in which the changes occur.
     SFAS No. 158 does not change the amount of net periodic cost included in net income. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006, or for the Company, for the fiscal year ending June 30, 2007. The Company already measures its plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on the Company’s consolidated financial statements.
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

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.
NOTE 9: Subsequent Events
     The Company is contemplating workforce reductions at certain of its newspaper properties. The majority of the workforce reductions are related to the recently acquired newspapers. The Company has not finalized all of its San Francisco Bay area consolidation and related workforce reduction programs or made all the announcements at its other newspapers regarding such planned workforce reductions; however, the Company anticipates that the cost could be significant. All costs associated with workforce reduction programs, the majority of which is severance related, will be recorded in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities or EITF Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as applicable. Under these pronouncements certain of the costs of the workforce reductions will be capitalized as a part of the acquisitions while others will be expensed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operating Results
     We have provided below certain summary historical financial data for the three months ended September 30, 2006 and 2005, including the percentage change between periods.

	Three Months Ended September 30,
	2006	2005	2006 vs. 2005
	(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$295,302	$196,572	50.2%

Loss from Unconsolidated JOAs	(2,345)	(3,719)	(d	)

Cost of Sales	95,024	62,216	52.7
Selling, General and Administrative	152,189	98,654	54.3
Depreciation and Amortization	16,391	10,272	59.6
Interest Expense	19,249	13,530	42.3
Other (Income) Expense, Net	(5,513)	1,652	(d	)

Total Costs and Expenses	277,340	186,324	48.8

Equity Investment Income, Net	717	1,859	(61.4)

Gain on Sale of Assets	16,330	—	(d	)

Minority Interest	(13,351)	(6,769)	(d	)

Net Income	13,318	982	(d	)

CASH FLOW DATA:
Cash Flows from:
Operating Activities (a)	$53,185	$12,822
Investing Activities(a)	(366,178)	(34,973)
Financing Activities	320,114	20,115

NON-GAAP FINANCIAL DATA(b):
Adjusted EBITDA	$48,089	$35,702	34.7
Minority Interest in Adjusted EBITDA	(18,193)	(9,026)	(d	)
Combined Adjusted EBITDA of Unconsolidated JOAs	6,743	8,277	(18.5)
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (c)	612	2,329	(d	)

Adjusted EBITDA Available to Company	$37,251	$37,282	(0.1)%

(a)	Prior Year Revision/Reclassification. For comparability, certain prior year balances have been reclassified to conform to current reporting classifications. In particular, the statement of cash flows has been revised for the three months ended September 30, 2005 to reclassify the distribution in excess of net income from unconsolidated JOAs and equity investments as cash flows from investing activities in accordance with Statement of Financial Accounting Standards No. 95. Statement of Cash Flows. For the three months ended September 30, 2005, the revision decreased the reported net cash flows from operating activities and increased the net cash flows from investing activities by $6.9 million.

(b)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote (c)). See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information.

(c)	EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company agreements require the partnerships to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and beginning February 1, 2006, our 50% share of the EBITDA of Prairie Mountain Publishing Company have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations as defined by our debt covenants. Beginning December 26, 2005, we became the controlling partner of the Texas-New Mexico Newspapers Partnership, at which time we began consolidating its results. See Note 4: Investments in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership and Note 5: Acquisitions, Dispositions and Other Transactions of the notes to the consolidated financial statements included in our June 30, 2006 Annual Report on Form 10-K for further discussion of the Texas-New Mexico Newspapers Partnership restructuring and the Prairie Mountain Publishing Company formation.

(d)	Not meaningful.

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
THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY
ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11
OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Three Months Ended September 30,		2006 vs.
	2006	2005	2005
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$368,930	$271,908	35.7%

Cost of Sales	125,280	92,461	35.5
Selling, General and Administrative	188,818	135,468	39.4
Depreciation and Amortization	24,237	22,352	8.4
Interest Expense	19,854	13,583	46.2
Other (Income) Expense, Net	(5,068)	1,515	(d	)

Total Costs and Expenses	353,121	265,379	33.1

Minority Interest	(13,351)	(6,769)	(d	)

Gain on Sale of Assets	16,138	—	(d	)

Net Income	13,318	982	(d	)

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:

Operating Activities(a)	$53,185	$12,822
Investing Activities(a)	(366,178)	(34,973)
Financing Activities	320,114	20,115

PRO-RATA OTHER DATA(b):
Adjusted EBITDA	$54,832	$43,979	24.7%
Minority Interest in Adjusted EBITDA	(18,193)	(9,026)	(d	)

EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (c)	612	2,329	(d	)

Adjusted EBITDA Available to Company	$37,251	$37,282	(0.1)%

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
(a)	See footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of Prior Year Revision/Reclassification for the statement of cash flows.

(b)	See footnote (b) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of Adjusted EBITDA, EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company and Adjusted EBITDA Available to Company. The Minority Interest in Adjusted EBITDA shown above is calculated in the same manner as described in footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results.”

(c)	See footnote (c) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company.

(d)	Not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Critical Accounting Policies
     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions. We make our estimates based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates. Critical accounting policies for us include revenue recognition; accounts receivable allowances; recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates; pension and retiree medical benefits, which require the use of various estimates concerning the work force, interest rates, plan investment return, and involve the use of advice from consulting actuaries; and reserves for the self-insured portion of our workers’ compensation programs, which are based on such factors as claims growth and also involve advice from consulting actuaries. Our accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuation of deferred tax assets. The notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2006 contain a more complete discussion of our significant accounting policies.
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
     The operating results of our unconsolidated JOAs (Denver and Salt Lake City) are reported as a single net amount, in the accompanying financial statements in the line item “Income (Loss) from Unconsolidated JOAs.” This line item includes:
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
Comparison of the Three Months Ended September 30, 2006 and 2005
     Our results for the three months ended September 30, 2006 and 2005 were impacted by the following transactions completed during fiscal years 2007 and 2006:
Fiscal Year 2007
•	On August 2, 2006, we acquired the San Jose Mercury News and Contra Costa Times and began managing The Monterey County Herald and St. Paul Pioneer Press for the Hearst Corporation (“Hearst”). Under the agreement with Hearst, we have all the economic risks and rewards associated with ownership of these two newspapers and are entitled contractually to retain all of the cash flows generated by them as a management fee. As a result, we began consolidating the financial statements of The Monterey County Herald and St. Paul Pioneer Press beginning August 2, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	On August 2, 2006, we amended our bank credit facility to authorize a new $350.0 million term loan “C” facility which was used, along with borrowings under the revolver portion of our bank credit facility, to finance our purchase of the San Jose Mercury News and Contra Costa Times in conjunction with our partners in CNP.
Fiscal Year 2006
•	In August 2006, we purchased The Detroit News, Inc. which included a limited partnership interest in the Detroit JOA. Because of the partnership structure and our ownership interest, we account for the preferred distributions using the cost method of accounting, with a portion of the distributions accounted for in other operating revenues for amounts paid to us for providing the news and editorial content and management to The Detroit News.

•	In September 2005, we amended our bank credit facility to refinance a portion of our long-term debt and reduce certain interest rate margins charged under the bank credit facility.

•	Effective December 26, 2005, we restructured the Texas-New Mexico Newspapers Partnership whereby we contributed to the partnership our Pennsylvania newspapers: The Evening Sun (Hanover), the Lebanon Daily News and our interest in the partnership that publishes the York Daily Record and York Sunday News, which continues to operate under the terms of a joint operating agreement with The York Dispatch. Gannett, our partner in the Texas-New Mexico Newspapers Partnership, contributed the Public Opinion in Chambersburg, Pennsylvania. As a result of the contributions and amendment and restatement of the partnership agreement, the Texas-New Mexico Newspapers Partnership became a 59.4%-owned consolidated subsidiary of ours. Prior to the partnership restructuring, this investment was accounted for under the equity method of accounting.

•	In February 2006, the Prairie Mountain Publishing Company was formed after which time we no longer consolidate the results of Eastern Colorado Publishing Company and account for our investment in Prairie Mountain Publishing Company under the equity method of accounting. We own 50% of Prairie Mountain Publishing Company.
Revenues
     On a same newspaper basis (after adjusting for the aforementioned transaction), the following changes occurred in our significant revenue categories for the three month period ended September 30, 2006 as compared to the same period in prior year.
     Advertising Revenues. The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing advertising revenues by $86.3 million for the three months ended September 30, 2006. Excluding the aforementioned transactions, advertising revenues decreased 2.3% for the three months ended September 30, 2006 as compared to the prior year. The decrease in advertising revenue was due principally to decreases in volumes from retail and national advertisers, offset in part by an increase in revenues from our Internet operations. The preprint and classified advertising categories remained relatively flat. Within the classified advertising category, classified real estate increases were offset by decreases in classified automotive and employment.
     Circulation Revenues. The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing circulation revenues by $15.5 million for the three months ended September 30, 2006 as compared to the same period in the prior year. Excluding the aforementioned transactions, circulation revenues decreased 3.8% for the three months ended September 30, 2006 as compared to the prior year. The decrease was primarily due to home delivery pricing pressures at most of our newspapers, which resulted in our offering greater discounts to acquire new and retain existing subscribers in order to help achieve our home delivery volume goals. Also, paid home delivery and single copy circulation volumes have decreased on a same newspaper basis.
Income from Unconsolidated JOAs
     As noted in our discussion of critical accounting policies, income from unconsolidated JOAs (Denver and Salt Lake City) includes our proportionate share of net income from those JOAs, the amortization of subscriber lists created by the original purchase, editorial costs, miscellaneous revenue and other charges directly attributable to providing editorial content and news for newspapers party to a JOA. The following discussion takes into consideration all of the associated revenues and expenses just described. The results for the three months ended September 30, 2006 and 2005 were negatively impacted by the accelerated depreciation taken on certain fixed assets at production facilities in Denver that will be retired earlier than

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
originally expected due to the construction of a new production facility. The results for the three months ended September 30, 2005 were negatively impacted by the accelerated deprecation taken on certain fixed assets at the old production facility in Salt Lake that were retired in the fourth quarter of our fiscal year 2006 when the new production facility in Salt Lake became operational. Excluding depreciation and amortization, which were significantly impacted by the effect of accelerated depreciation, our income from unconsolidated JOAs in Denver and Salt Lake City was down approximately $2.7 million or 32% compared to the prior year. The results of the Denver JOA were negatively impacted by a soft advertising market combined with higher newsprint prices, increased circulation, promotion and delivery costs, and increased employee benefit costs. Excluding the impact of the accelerated depreciation in the prior year, the results of the Salt Lake City JOA were relatively flat year over year.
Cost of Sales
     The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing cost of sales by $33.2 million for the three months ended September 30, 2006 as compared to the same period in prior year. Excluding the aforementioned transactions, cost of sales remained relatively flat. Small increases in editorial expenses were offset by decreases in newsprint expense. There was a 9.6% increase in newsprint prices as compared to the same period in prior year, our average price of newsprint consumed was $606 per metric ton for the three months ended September 30, 2006 as compared to $553 per metric ton for the prior year. However, the increases in newsprint prices were more than offset by decreases in newsprint consumption of approximately 10.9% for the three months ended September 30, 2006.
Selling, General and Administrative
     The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing SG&A by $49.6 million for the three months ended September 30, 2006 as compared to the prior year. Excluding the aforementioned transactions, SG&A increased 4.3%. The current year increases were primarily the result of $1.3 million severance, payable over three years, to the Company’s former chief operating officer, $1.9 million of bonuses awarded to certain officers and employees in connection with the August 2, 2006 acquisitions and related transactions, and increased costs related to the growth in our Internet operations. Expenses related to our Internet operations increased $0.9 million for the three months ended September 30, 2006 as compared to the prior year, which were offset by Internet revenue growth of 10.7% on a same newspaper basis.
Interest Expense
     The increase in interest expense was the result of an increase in the average debt outstanding, as well as an increase in the weighted average cost of debt. Significant borrowings impacting the year over year comparison related to the borrowings on August 2, 2006 for our share of the purchase of the San Jose Mercury News and Contra Costa Times, the funding for our share of the cost of the new production and office facility built in Salt Lake City, and the cash investment associated with the formation of the Prairie Mountain Publishing Company. For the three months ended September 30, 2006, our average debt outstanding increased $215.7 million, or 24.1%, to $1,112.5 million and our weighted average interest rate increased 82 basis points as compared to the prior year due to increases in LIBOR over the prior year (the average daily one month rate of LIBOR increased 175 basis points, for the three months ended September 30, 2006 as compared to the same period in prior year). The interest rates under our bank credit facility are based on LIBOR, plus a borrowing margin based on our leverage ratio.
Other (Income) Expense, Net
     We include expenses and income items that are not related to current operations in other (income) expense, net.
     The charges incurred for the three months ended September 30, 2006 relate to litigation expense of $0.2 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.2 million related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133, $(6.6) million related to the receipt of life insurance proceeds, including interest, related to a policy redemption which was collected in October 2006, and $0.9 million associated with various other items that were not related to ongoing operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Equity Investment Income, Net
     Included in equity investment income, net is our share of the net income (or loss) of our non-JOA equity investees as further described in Note 2: Significant Accounting Policies and Other Matters of the notes to consolidated financial statements included in our June 30, 2006 Annual Report on Form 10-K. The decrease in equity investment income, net is largely due to the December 25, 2005 restructuring of the Texas-New Mexico Newspapers Partnership whereby as a result of the restructuring, we no longer account for our interest in the Texas-New Mexico Newspapers Partnership under the equity method of accounting and instead consolidate the partnership’s results. Offsetting some of this decline was the equity investment income from Prairie Mountain Publishing Company, which was formed on February 1, 2006.
Minority Interest
     Minority interest expense has increased by $6.6 million primarily due to the aforementioned Texas-New Mexico Newspapers Partnership December 25, 2005 restructuring, which resulted in our consolidating the partnership and recording a minority interest related to our partner’s interest in the partnership. Prior to the partnership restructuring, our investment in the partnership was accounted for under the equity method of accounting. The CNP partners’ investment in the San Jose Mercury News and Contra Costa Times also caused the increase.
Gain on Sale of Assets
     In July 2006, we sold our office building in Long Beach, California for approximately $20.0 million. We recognized a gain of approximately $16.7 million on the sale of the building.
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
     The net cash flows related to operating activities increased $40.4 million for the three month period ended September 30, 2006 compared to the comparable prior year period. The majority of the increase is attributable to changes in operating assets and liabilities associated with the timing of payments of accounts payable and accrued liabilities and the timing of cash receipts. The difference was a net cash inflow of $32.1 million during the first quarter of fiscal 2007 compared to net cash outflow of $6.8 million in the same period last year.
     The net cash outflows related to investing activities increased by $331.2 million for the three-month period ended September 30, 2006 compared to the comparable prior year period primarily due to the August 2, 2006 purchase of the San Jose Mercury News and Contra Costa Times, offset in part by cash inflows of $33.8 million associated with the sale of Original Apartment Magazine and our building in Long Beach, California. Capital expenditures for the three month period ended September 30, 2006 were down $10.2 million year over year.
     The net cash flows related to financing activities increased by $300.0 million for the three-month period ended September 30, 2006 compared to the comparable prior year period. In the current period, borrowings of approximately $406.3 million were used to fund our share of the August 2, 2006 transactions. Activity for the three-month period ended September 30, 2006 also included normal borrowings and paydowns on long-term debt. For the three month period ended September 30, 2005, activity included normal borrowings and paydowns on long-term debt, as well as borrowings to finance the purchase of our interest in the Detroit JOA. Excluding the August 2, 2006 transactions, refinancing costs of the new credit facility, as well as the cash proceeds from the sale of the Long Beach building and Original Apartment Magazine, we repaid approximately $20.4 million of debt in the current quarter.

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
     On April 26, 2006, we entered into an agreement with Gannett and S.F. Holding Corporation (the “Stephens/Gannett Contribution Agreement”) pursuant to which Gannett and S.F. Holding Corporation (“Stephens”) agreed to contribute their pro rata share of the purchase price (plus estimated transaction fees and expenses) of The Monterey County Herald, for a total ranging between approximately $27.4 million and $38.4 million, depending on whether a portion of The Monterey County Herald is purchased from the Company by the California Newspapers Partnership or a partnership between us and Stephens, which would be owned 67.36% by us and 32.64% by Stephens.
     On September 30, 2006, our debt structure included our amended and restated bank credit facility which provides for borrowings of up to $947.3 million, consisting of a $350.0 million revolving credit facility, a $100.0 million term loan “A,” a $147.3 million term loan “B” and a $350.0 million term loan “C.” Any payments on the term loans cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. On September 30, 2006, the balances outstanding under the revolving credit portion of the bank credit facility, term loan “A,” term loan “B” and term loan “C” were $143.3 million, $100.0 million, $145.4 million and $349.1 million, respectively, and we had $196.3 million available for future borrowings, net of $10.4 million in outstanding letters of credit (effective October 13, 2006, outstanding letters of credit were increased to $12.9 million). However, the total amount we can borrow at any point in time may be reduced by incurrence limits imposed by our various debt agreements.
     In January 1998, we entered into an option agreement in association with the acquisition financing related to one of our newspapers. The option gives the holder the right to purchase the assets used in the publication of one of our daily newspapers, which the option holder can exercise or put such option to us based on predetermined formula any time after January 31, 2003. The option repurchase price at September 30, 2006 is valued (per the option agreement) at approximately $6.7 million and is recorded as a component of other long-term liabilities. However, we believe there is an error in the formula per the agreement which we will, if necessary, seek to reform in court. The corrected formula would lower the value of the option repurchase price to approximately $5.2 million at September 30, 2006. If the option were put to us, we expect to fund the payment with available borrowings from our bank credit facility. As a result, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the option repurchase price remains classified in our balance sheet as long-term. If the option is not exercised, we must repurchase it on January 30, 2010.
     S.F. Holding Corporation (“Stephens”), a 26.28% partner in the California Newspapers Partnership (“CNP”), has a right to require CNP to redeem its interest in CNP at its fair market value (plus interest through closing), any time after January 1, 2005. If such right is exercised, Stephens’ interest must be redeemed within two years of the determination of its fair market value. We are not currently aware of any intentions on the part of Stephens to exercise its put. No amounts are recorded in our financial statements related to Stephens’ put right.
     In September 2005, the management committee of the Denver JOA authorized the incurrence of up to $150.0 million of debt by the Denver JOA to finance furniture, fixtures and computers for its new office building and new presses and related equipment and building costs related to consolidation of two existing production facilities into one for the Denver JOA. We own a 50% interest in the Denver JOA. As of September 30, 2006, our share of the debt incurred by the Denver JOA for the items mentioned was approximately $30.3 million.
     Our ability to service our debt and fund planned capital expenditures depends on our ability to continue to generate operating cash flows in the future. Based on current levels, we believe our cash flow from operations, available cash and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
available borrowings under our bank credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.
     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2007 will be approximately $9.0 million, including contributions related to pension plan liabilities assumed in conjunction with the management of the St. Paul Pioneer Press. We have made contributions of approximately $1.9 million through September 30, 2006. We also expect federal and state income tax payments to increase during fiscal year 2007 as compared to fiscal year 2006.
Off-Balance Sheet Arrangements and Contractual Obligations
     Our various contractual obligations and funding commitments related to our long-term debt have changed since our Annual Report on Form 10-K for the year ended June 30, 2006 as more fully described above and in Note 5: Long-Term Debt.
     Significant changes in our contractual obligations since year-end 2006 include the liabilities assumed in the acquisition and management of the San Jose Mercury News, Contra Costa Times, The Monterey County Herald and St. Paul Pioneer Press. Significant items include the assumption of pension obligations totaling $31.3 million, other postretirement employment benefits totaling $2.8 million and other long-term operating lease obligations.
     The Denver JOA terminated its construction lease in the second quarter of fiscal year 2007 and signed a long-term operating lease for its office building facility. Our other contractual obligations have not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2006.
Near Term Outlook
Newsprint Prices
     Newsprint suppliers’ recent announced price increases have failed to hold in the marketplace and have not been implemented. Current North American newsprint supply and demand, along with newsprint now being shipped from China, have put downward pressure on prices and the cost of newsprint is expected to decrease in the near term. The October 2006 RISI (“Resource Information Systems, Inc.”) price index for 30 pound newsprint was $660 per metric ton compared to $618 per metric ton in October 2005. As a large buyer of newsprint, our cost of newsprint continues to be well below the RISI price index.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK
Debt
     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes the bank term loans and the revolving credit portion of our bank credit facility. Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. The nature and position of our bank debt has not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2006 as the disclosure included the August 2, 2006 borrowings made in conjunction with our August 2, 2006 acquisition of the San Jose Mercury News and Contra Costa Times.
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
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure).

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$53,185	$12,822
Net Change in Operating Assets and Liabilities	(32,059)	6,841
Distributions of Net Income Paid to Minority Interest	13,351	5,486
Distributions of Net Income from Unconsolidated JOAs	(9,456)	(12,327)
Distributions of Net Income from Equity Investments	(625)	(1,859)
Interest Expense	19,249	13,530
Bad Debt Expense	(2,765)	(1,970)
Pension Expense, Net of Cash Contributions	997	562
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	12,131	16,046
Net Cash Related to Other (Income), Expense	(5,919)	(3,429)

Adjusted EBITDA	48,089	35,702
Minority Interest in Adjusted EBITDA	(18,193)	(9,026)
Combined Adjusted EBITDA of Unconsolidated JOAs	6,743	8,277
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company(c)	612	2,329

Adjusted EBITDA Available to Company	$37,251	$37,282

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote (c)).

(b)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(c)	EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company agreements require the partnerships to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and beginning February 1, 2006, our 50% share of the EBITDA of the Prairie Mountain Publishing Company, have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations as defined by our debt covenants.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. Dollar amounts shown are in thousands.

	Three Months Ended September 30, 2006
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$295,302	$73,628	$368,930

Loss from Unconsolidated JOAs	(2,345)	2,345	—

Cost of Sales	95,024	30,256	125,280
Selling, General and Administrative	152,189	36,629	188,818
Depreciation and Amortization	16,391	7,846	24,237
Interest Expense	19,249	605	19,854
Other (Income) Expense, Net	(5,513)	445	(5,068)

Total Costs and Expenses	277,340	75,781	353,121

Gain (Loss) on Sale of Assets	16,330	(192)	16,138

Net Income	13,318	—	13,318

Adjusted EBITDA(2)	$48,089	$6,743	$54,832

	Three Months Ended September 30, 2005
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$196,572	$75,336	$271,908

Loss from Unconsolidated JOAs	(3,719)	3,719	—

Cost of Sales	62,216	30,245	92,461
Selling, General and Administrative	98,654	36,814	135,468
Depreciation and Amortization	10,272	12,080	22,352
Interest Expense	13,530	53	13,583
Other (Income) Expense, Net	1,652	(137)	1,515

Total Costs and Expenses	186,324	79,055	265,379

Net Income	982	—	982

Adjusted EBITDA(2)	$35,702	$8,277	$43,979

Footnotes for tables above.

(1)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs (Denver and Salt Lake City). Our interest in the earnings of the Salt Lake City JOA is 58%, while our interest in the Denver Newspaper Agency is 50%. This adjustment also includes the editorial costs, revenues received outside of these JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

(2)	Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure).

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$53,185	$12,822
Net Change in Operating Assets and Liabilities	(32,059)	6,841
Distributions Paid to Minority Interest	13,351	5,486
Distributions of Net Income from Unconsolidated JOAs	(9,456)	(12,327)
Distributions of Net Income from Equity Investments	(625)	(1,859)
Interest Expense	19,249	13,530
Bad Debt Expense	(2,765)	(1,970)
Pension Expense, Net of Cash Contributions	997	562
Net Cash Related to Other (Income), Expense	(5,919)	(3,429)
Combined Adjusted EBITDA of Unconsolidated JOAs(b)	6,743	8,277
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(c)	12,131	16,046

Adjusted EBITDA	54,832	43,979
Minority Interest in Adjusted EBITDA	(18,193)	(9,026)
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (d)	612	2,329

Adjusted EBITDA Available to Company	$37,251	$37,282

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of the EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote (d)). Note that pro-rata consolidation already takes into account our proportionate share of the results from our unconsolidated JOAs (Denver and Salt Lake City).

(b)	Combined Adjusted EBITDA of Unconsolidated JOAs. Calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(c)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(d)	EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company agreements require the partnerships to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and beginning February 1, 2006, our 50% share of Prairie Mountain Publishing Company, have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations as defined by our debt covenants.

EXHIBIT INDEX

Exhibits
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s June 30, 2005 Form 10-K)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s June 30, 2005 Form 10-K)

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002