Form 10-Q
period 2006-12-31
MEDIANEWS GROUP INC
filed 2007-02-14
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR
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
Yes [   ]            No [X]
The total number of shares of the registrant’s Common Stock outstanding as of February 14, 2007 was 2,298,346.
*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2006 pursuant to Section 15(d) of the Securities Exchange Act of 1934. It is filing this Quarterly Report on Form 10-Q on a voluntary basis.

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
DECEMBER 31, 2006

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
ITEM 4: CONTROLS AND PROCEDURES
     As of December 31, 2006, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that material information regarding us and/or our subsidiaries required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, as required, within the time periods specified in the Securities and Exchange Commission rules and forms.
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

MEDIANEWS GROUP, INC.
Dated: February 14, 2007	By:	/s/Ronald A. Mayo
Ronald A. Mayo
Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2006	June 30, 2006
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,994	$424
Accounts receivable, less allowance for doubtful accounts of $14,322 at December 31, 2006 and $9,282 at June 30, 2006	184,536	106,032
Inventories of newsprint and supplies	29,448	21,289
Prepaid expenses and other assets	18,727	11,954

TOTAL CURRENT ASSETS	240,705	139,699

PROPERTY, PLANT AND EQUIPMENT
Land	56,933	41,871
Buildings and improvements	226,773	131,336
Machinery and equipment	495,559	397,949
Construction in progress	13,253	57,657

TOTAL PROPERTY, PLANT AND EQUIPMENT	792,518	628,813
Less accumulated depreciation and amortization	(265,923)	(249,588)

NET PROPERTY, PLANT AND EQUIPMENT	526,595	379,225

OTHER ASSETS
Investment in unconsolidated JOAs (Denver and Salt Lake City)	267,956	228,925
Equity investments	51,965	54,457
Subscriber accounts, less accumulated amortization of $167,368 at December 31, 2006 and $161,776 at June 30, 2006	43,163	39,365
Excess of cost over fair value of net assets acquired	788,328	424,161
Newspaper mastheads	374,229	101,829
Advertiser lists, covenants not to compete and other identifiable intangible assets, less accumulated amortization of $44,385 at December 31, 2006 and $34,506 at June 30, 2006	184,598	15,656
Other	50,256	44,466

TOTAL OTHER ASSETS	1,760,495	908,859

TOTAL ASSETS	$2,527,795	$1,427,783

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2006	June 30, 2006
	(Dollars in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$48,590	$19,526
Accrued liabilities	93,315	68,668
Unearned income	49,664	31,715
Current portion of long-term debt and obligations under capital leases	7,619	4,133

TOTAL CURRENT LIABILITIES	199,188	124,042

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	1,193,588	863,760

OTHER LIABILITIES	69,610	28,774

DEFERRED INCOME TAXES, NET	113,149	103,349

MINORITY INTEREST	532,264	207,439

PUTABLE COMMON STOCK	38,832	40,899

ST. PAUL, MONTEREY AND TORRANCE PURCHASE PRICE (HEARST)	297,458	—

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,150,000 shares authorized: 2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Accumulated other comprehensive loss, net of taxes	(18,833)	(21,520)
Retained earnings	104,537	83,038
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	83,706	59,520

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,527,795	$1,427,783

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Dollars in thousands)
REVENUES
Advertising	$302,153	$163,817	$538,957	$317,773
Circulation	55,505	31,365	101,113	62,631
Other	14,803	11,043	27,693	22,393

TOTAL REVENUES	372,461	206,225	667,763	402,797

INCOME (LOSS) FROM UNCONSOLIDATED JOAS (DENVER AND SALT LAKE CITY)	804	(4,551)	(1,541)	(8,270)

COSTS AND EXPENSES
Cost of sales	116,784	63,841	211,808	126,057
Selling, general and administrative	176,578	100,327	328,767	198,981
Depreciation and amortization	18,608	10,393	34,999	20,665
Interest expense	21,335	13,708	40,584	27,238
Other (income) expense, net	(5,712)	271	(11,225)	1,954

TOTAL COSTS AND EXPENSES	327,593	188,540	604,933	374,895

EQUITY INVESTMENT INCOME (LOSS), NET	(211)	2,565	506	4,424

GAIN (LOSS) ON SALE OF ASSETS, NET	(66)	291	16,264	322

MINORITY INTEREST	(21,615)	(7,807)	(34,966)	(14,576)

INCOME BEFORE INCOME TAXES	23,780	8,183	43,093	9,802

INCOME TAX EXPENSE	(10,822)	(3,434)	(16,817)	(4,071)

NET INCOME	12,958	4,749	26,276	5,731

ACCRETION RELATED TO ST. PAUL, MONTEREY AND TORRANCE PURCHASE PRICE	(4,234)	—	(6,844)	—

NET INCOME APPLICABLE TO COMMON STOCK SHAREHOLDERS	$8,724	$4,749	$19,432	$5,731

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,276	$5,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,867	30,001
Provision for losses on accounts receivable	5,870	4,328
Amortization of debt discount and deferred debt issuance costs	425	479
Net gain on sale of assets	(16,264)	(322)
Proportionate share of net income from unconsolidated JOAs	(23,002)	(24,101)
Distributions of net income from unconsolidated JOAs (a)	21,944	23,824
Equity investment income, net	(506)	(4,424)
Distributions of net income from equity investments (b)	950	4,217
Change in defined benefit plan assets, net of cash contributions	(4,241)	393
Deferred income tax expense	16,227	570
Change in estimated option repurchase price	(6,607)	250
Minority interest	34,966	14,576
Distributions paid to minority interest	(34,335)	(9,623)
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	228	228
Change in operating assets and liabilities	6,929	(14,107)

NET CASH FLOWS FROM OPERATING ACTIVITIES	65,727	32,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(401,581)	—
Business dispositions	14,000	—
Distributions in excess of net income from JOAs(a)	10,151	13,141
Distributions in excess of net income from equity investments(b)	1,068	1,423
Investment in Detroit and other investments	(171)	(27,674)
Capital expenditures	(13,240)	(28,285)
Proceeds from the sale of assets	19,913	573

NET CASH FLOWS FROM INVESTING ACTIVITIES	(369,860)	(40,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of fees	416,328	31,100
Reduction of long-term debt and other liabilities	(88,760)	(25,889)
Distributions in excess of net income to minority interests	(15,865)	—

NET CASH FLOWS FROM FINANCING ACTIVITIES	311,703	5,211

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,570	(3,591)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	424	4,262

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,994	$671

(a) Total distributions from unconsolidated JOAs were $32.1 million and $37.0 million for the six months ended December 31, 2006 and 2005, respectively.

(b) Total distributions from equity investments were $2.0 million and $5.6 million for the six months ended December 31, 2006 and 2005, respectively.

Supplemental schedule of noncash investing activities:
Business acquisitions (St. Paul, Monterey and Torrance)	$(290,614)	$—
Business acquisitions (San Jose and Contra Costa)	(337,230)	—
Investment in Salt Lake Newspaper Production Facilities, LLC	(45,469)	—

	$(673,313)	$—

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Significant Accounting Policies and Other Matters
Basis of Quarterly Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2007.
     In addition, the unaudited condensed consolidated financial statements include the operating results of the San Jose Mercury News, Contra Costa Times, The Monterey County Herald and the St. Paul Pioneer Press beginning August 2, 2006 (see Note 7: Acquisitions, Dispositions and Other Transactions). These four entities report on a 52- or 53-week fiscal year; therefore, their results included in these unaudited condensed financial statements for the Company’s three-month period ending December 31, 2006 are from September 25, 2006 through December 31, 2006 and for the Company’s six-month period ending December 31, 2006 are from August 2, 2006 (transaction date) through December 31, 2006.
Joint Operating Agencies
     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each newspaper party to a joint operating agreement continue to be separate and outside of a JOA. As of December 31, 2006, the Company participates in JOAs in Denver, Colorado, Salt Lake City, Utah, York, Pennsylvania, Detroit, Michigan and Charleston, West Virginia. See Note 3: Joint Operating Agencies of the Company’s consolidated financial statements included in its June 30, 2006 Annual Report on Form 10-K for a description of the Company’s accounting for the Denver and Salt Lake City JOAs.
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

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company owns all of the York JOA and accordingly, consolidates its results. The York Dispatch (one of the newspapers in the JOA) is edited by a third party, and the Company reimburses the third party for all related expenses and pays them a management fee. These expenses are included in the Company’s consolidated results.
Income Taxes
     At the end of each interim period, the Company makes its best estimate regarding the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year to date basis. Accordingly, the effective tax rate for the three-month and six-month periods presented in this interim report on Form 10-Q may vary significantly in future periods. The effective income tax rate varies from the federal statutory rate because of state income taxes and the non-deductibility of certain expenses.
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
Revisions/Reclassifications
     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications. In particular, the statement of cash flows has been revised for the six months ended December 31, 2005 to reflect distributions in excess of net income from unconsolidated JOAs and equity investments as cash flows from investing activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows. For the six months ended December 31, 2005, the revision decreased the reported net cash flows from operating activities and increased the reported net cash flows from investing activities by $14.6 million.
NOTE 2: Comprehensive Income
     The Company’s comprehensive income consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income	$12,958	$4,749	$26,276	$5,731
Unrealized gain on hedging activities, net of tax	131	140	472	440
Unrealized loss on newsprint hedging activities, reclassified to earnings, net of tax	114	114	228	228
Minimum pension liability adjustment, net of tax	1,987	618	1,987	(1,460)

Comprehensive income	$15,190	$5,621	$28,963	$4,939

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

	Three Months Ended December 31, 2006
			Associated	Total Income from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$41,530	$105,819	$28

Cost of sales	8,688	34,578	8,255
Selling, general and administrative	14,485	51,002	3,020
Depreciation and amortization	1,416	11,243	923
Other	679	2,250	242

Total costs and expenses	25,268	99,073	12,440

Net income	16,262	6,746	(12,412)
Partners’ share of income from unconsolidated JOAs	(6,419)	(3,373)	—

Income from unconsolidated JOAs	$9,843	$3,373	$(12,412)	$804

	Six Months Ended December 31, 2006
			Associated	Total Loss from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$80,213	$208,072	$73

Cost of sales	17,379	68,727	16,396
Selling, general and administrative	28,354	102,333	5,940
Depreciation and amortization	2,833	23,403	1,868
Other	1,240	3,741	412

Total costs and expenses	49,806	198,204	24,616

Net income	30,407	9,868	(24,543)
Partners’ share of income from unconsolidated JOAs	(12,339)	(4,934)	—

Income (loss) from unconsolidated JOAs	$18,068	$4,934	$(24,543)	$(1,541)

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

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Depreciation and amortization expense was greater in the prior year due to accelerated depreciation on certain fixed assets at the production facilities in Denver and Salt Lake City which will be or were retired earlier than originally expected due to the construction of new production facilities at the respective locations. The accelerated depreciation for the three and six months ended December 31, 2006 is only related to the Denver JOA.
     In addition, the fiscal year 2007 depreciation and amortization for the Salt Lake City JOA includes depreciation and amortization on assets previously owned outside of the JOA. Prior to July 1, 2006, each partner owned the fixed assets used in the operations of the Salt Lake City JOA as tenants in common. Effective July 1, 2006, most of the operating assets utilized by the Salt Lake City JOA are owned by Salt Lake Newspapers Production Facilities, LLC (“SLNPF”), which leases those assets to the Salt Lake City JOA. SLNPF is owned 58% by the Company, and 42% by our partner in the Salt Lake City JOA, Deseret News Publishing Company. Accordingly, for fiscal year 2007 the related depreciation is included in “Salt Lake City JOA” income statement data instead of the “Associated Revenues and Expenses” column. Management of SLNPF is shared equally between the Company and Deseret News Publishing Company in the same manner as the Salt Lake JOA. The Company’s $45.5 million investment in the fixed assets contributed to SLNPF as of July 1, 2006 was reclassified from Property, Plant and Equipment to Investment in Unconsolidated JOAs.
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
     One issue in dispute is the option exercise price. The terms of the Option Agreement specify an appraisal process for determination of the fair market value of the Tribune Assets. In this appraisal process, each party engaged an appraisal firm to value the Tribune Assets at their fair market value. Kearns-Tribune’s appraisal valued the Tribune Assets at $380.0 million, whereas SLTPC’s appraisal valued the Tribune Assets at $218.0 million. Because Kearns-Tribune’s and SLTPC’s appraisals were more than 10% apart, the appraisers appointed by Kearns-Tribune and SLTPC were required to jointly select a third appraiser. Under the terms of the Option Agreement, the final option purchase price is based on the average of the two closest of the three appraisals. On June 11, 2003, the third appraiser issued its final report valuing the Tribune Assets at $331.0 million. Accordingly, the option exercise price was set at $355.5 million for the Tribune Assets. After the third appraiser’s final report was issued, SLTPC filed a lawsuit in the United States District Court for the District of Utah (“District Court”) on June 24, 2003 (the “appraisal lawsuit”), challenging the valuation performed by the third appraiser and seeking to set aside the third appraisal and the $355.5 million exercise price. The District Court ruled that the appraisal process constituted an arbitration under the Federal Arbitration Act (“FAA”) and that any challenge must therefore be made under the procedures set forth in the FAA. The District Court subsequently denied SLTPC’s motion under the FAA procedures seeking to set aside the appraisal, and, as a consequence of its arbitration rulings, also dismissed the appraisal lawsuit. SLTPC appealed the District Court’s rulings to the United States Court of Appeals for the Tenth Circuit (“Tenth Circuit”), and on November 30, 2004, the Tenth Circuit reversed the District Court’s rulings. While taking no position on the merits of the dispute as to the finality of the third appraisal and the validity of the $355.5 million exercise price, the Tenth Circuit held that the Option Agreement’s appraisal procedure did not constitute arbitration within the meaning of the FAA. The Tenth Circuit accordingly reinstated SLTPC’s appraisal lawsuit.
     In the reinstated appraisal lawsuit, SLTPC filed an amended complaint against MediaNews, Kearns-Tribune and the third appraiser, Management Planning Inc. (“MPI”), seeking relief that includes, among other things, (a) the setting aside of the third appraisal; (b) monetary damages from the third appraiser for alleged breaches of contractual and fiduciary duties; and (c) what SLTPC refers to as an “abatement” of the purchase price pursuant to allegations that the value of the Tribune Assets has decreased since SLTPC sought to exercise the option. MediaNews and Kearns-Tribune and MPI filed separate motions to dismiss SLTPC’s amended complaint in the appraisal lawsuit. On October 24, 2005, the District Court granted those motions and dismissed the appraisal lawsuit, ruling that SLTPC’s allegations in its amended complaint did not set forth grounds for the invalidation of the third appraisal. SLTPC subsequently filed a motion for reconsideration or, in the

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
alternative, for leave to file a second amended complaint, which the District Court denied on December 7, 2005. SLTPC appealed to the Tenth Circuit. On July 19, 2006, the Tenth Circuit reversed the District Court, holding that SLTPC had alleged grounds for invalidation of the third appraisal by alleging that MPI had (a) used the wrong definition of Fair Market Value; (b) failed to consider relevant evidence; and (c) failed to comply with professional appraisal standards. The Tenth Circuit remanded the case to the District Court for further proceedings to determine if those allegations could be sustained. On October 26, 2006, the Tenth Circuit denied Kearns-Tribune’s petition for rehearing.
     When the appraisal lawsuit again returned to the District Court in November 2006, SLTPC sought leave to file a second amended complaint that would include allegations of fraud and evident partiality on the part of MPI. Over MediaNews and Kearns-Tribune’s objection, the District Court granted the motion. On December 13, 2006, SLTPC filed a Second Amended Complaint, which MediaNews and Kearns-Tribune answered on December 22, 2006.
     Also in November 2006, MediaNews and Kearns-Tribune filed a motion to dismiss or stay SLTPC’s claims that were unrelated to the validity of MPI’s appraisal on the ground that those claims were either (a) already at issue in the main action or (b) premature and speculative. On December 12, 2006, the District Court granted the motion in part, staying SLTPC’s claim for an abatement of the option exercise price and staying the damages issues on all of SLTPC’s claims. The Court also entered a scheduling order setting the case for trial in September 2007. The parties have now exchanged written discovery and are in the process of scheduling depositions.
     If the $355.5 million option exercise price is upheld, there remains a dispute as to whether SLTPC has now waived its rights under the Option Agreement to acquire the Tribune Assets at that price. The District Court had set a date of October 10, 2003 (the “Closing Date”) for the closing to occur. On October 9, 2003, counsel for SLTPC sent a letter to counsel for MediaNews and Kearns-Tribune notifying Kearns-Tribune that SLTPC would not pay the $355.5 million option exercise price, and raised additional objections to the proposed closing documentation; accordingly, no closing occurred on October 10, 2003. MediaNews and Kearns-Tribune contend that this was SLTPC’s sole opportunity to close at the $355.5 million price, while SLTPC contends that in light of its objections, it would be entitled to another opportunity to close at that price. It is expected that any dispute over SLTPC’s opportunity for a second closing will be litigated in the main action between the parties (see discussion in the paragraph below).
     During the time in which the appraisal and exercise price issues were on appeal before the Tenth Circuit, SLTPC’s main action was stayed. In the main action, SLTPC’s pending claims against MediaNews and Kearns-Tribune include claims for specific performance, damages for breach of contract (in the event some or all of the Tribune Assets are not transferred to SLTPC) and for interference with contract (arising out of the amendment of the JOA in 2001). MediaNews and Kearns-Tribune have pending counterclaims against SLTPC, which include claims for damages for breaches of contract, breach of fiduciary duty, interference with contract, negligence and conversion. Additionally, MediaNews and Kearns-Tribune have pending counterclaims for declaratory judgment, but no damage claims against Deseret News Publishing Company (“Deseret Publishing”). Deseret Publishing has pending claims against SLTPC for damages, and claims that do not seek damages against Kearns-Tribune as to the meaning and enforceability of the Option Agreement and related Management Agreement. Additionally, it is anticipated, depending upon the outcome of the appraisal lawsuit, that the main action may also encompass litigation by the parties concerning whether the Option Agreement expired when SLTPC did not exercise it on October 10, 2003 (as the Company and Kearns-Tribune have contended), or whether SLTPC still has the opportunity to exercise the Option Agreement (as SLTPC contends). No schedule has yet been set for the litigation of these issues. On October 20, 2006, however, the District Court granted SLTPC’s motion to lift the stay in the main case. SLTPC had also moved for leave to file an amended complaint in the case, and that motion was denied without prejudice because the proposed amended complaint was not presented to the District Court.
     The Company is not in a position at this time to predict the likely outcome of this litigation. However, the Company does not believe that the litigation will have a material adverse impact on its financial condition, results of operations, or liquidity. Approximately $0.5 million and $0.7 million, respectively, was recorded in other (income) expense, net for the three and six months ended December 31, 2006, respectively, related to the cost of defending these lawsuits. The cost of defending these lawsuits may continue to be substantial.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other
     The Company owns certain life insurance policies received in conjunction with an acquisition. In fiscal year 2006, the Company determined one of the policies, with a face value of $5.0 million, related to an individual who passed away in 2002. In October 2006, the Company received the policy proceeds of $5.0 million, plus interest and reimbursement of the policy’s cash surrender value for premiums since the individual’s death, for a total payment of $6.6 million. The total proceeds from the policy were recorded in other (income) expense, net during the three months ended September 30, 2006.
     On July 14, 2006, an individual filed suit against the Company in California alleging antitrust violations based on the Company’s purchase of certain California newspapers from The McClatchy Company and The Hearst Corporation’s proposed investment in the Company’s non-Bay area assets (see Note 7: Acquisitions, Dispositions and Other Transactions). The individual sought a temporary restraining order enjoining the Company from acquiring these newspapers and enjoining Hearst’s proposed investment in the Company’s non-Bay area assets, which the court denied on July 28, 2006. On November 16, 2006, the individual filed a second motion for a temporary restraining order, seeking to enjoin the Company from (1) consolidating the operations of The San Jose Mercury News, The Contra Costa Times, and The San Francisco Chronicle, and (2) implementing or performing any agreements with The Hearst Corporation pursuant to a letter dated April 26, 2006, in which the Company and the Hearst Corporation agreed to “negotiate in good faith agreements to offer national advertising and internet advertising sales for their San Francisco Bay area newspapers on a joint basis, and to consolidate the San Francisco area distribution networks of such newspapers, all on mutually satisfactory terms and conditions, and in each case subject to any limitations required to ensure compliance with applicable law.” On November 22, 2006, the Court denied relief on the consolidation request, but granted a temporary restraining order enjoining the Company and The Hearst Corporation from entering into any agreements of the nature described in the April 26 letter. On December 19, 2006, the Court entered a preliminary injunction continuing the prohibition on entering into any agreements of the nature described in the April 26 letter pending trial of the action. The Company is contesting all of the individual’s substantive claims vigorously. Trial is scheduled to begin April 30, 2007. If the Company loses on one or more counts, it could be required to divest one or more newspapers, and/or the Hearst investment in the Company’s non-Bay area assets could be enjoined. In addition, if the Company loses on any count, it may have to pay the complainant’s reasonable legal costs as provided by statute. The parties are currently engaged in discovery.
     On April 26, 2006, the Company entered into an agreement with Gannett and S.F. Holding Corporation (the “Stephens/Gannett Contribution Agreement”) pursuant to which Gannett and S.F. Holding Corporation (“Stephens”) agreed to contribute their pro rata share of the purchase price (plus estimated transaction fees and expenses) of The Monterey County Herald, for a total ranging between approximately $27.4 million and $38.4 million, depending on whether a portion of The Monterey County Herald is purchased from the Company by the California Newspapers Partnership or a partnership between the Company and Stephens, which would be owned 67.36% by the Company and 32.64% by Stephens.
     In January 1998, the Company entered into an option agreement in association with the acquisition financing related to one of its newspapers. The option entitles the holder to purchase the assets used in the publication of one of the Company’s newspaper properties, which the option holder can currently exercise or put to the Company based on a predetermined formula. At June 30, 2006, the option repurchase price was recorded in the Company’s balance sheet (as a component of other long-term liabilities) at approximately $6.6 million. During the quarter ended December 31, 2006, the Company wrote the option repurchase price down to $0 with a credit to other (income) expense as a result of the performance of the publication and a clarification in the interpretation of how to calculate the option repurchase price. The purchase price of the option can increase or decrease each quarter based on the performance of the publication because a significant component of the option repurchase formula is the twenty-four month trailing cash flows of the publication. The option expires in January 2010 at which time, if the option remains outstanding, the Company would be required to repurchase it at the then option repurchase price as determined by the option agreement (which calculation currently would not require the Company to make payment).
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

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5: Amendment of Bank Credit Facility
     On August 2, 2006, the Company entered into an amendment to its December 30, 2003 bank credit facility (the “amended facility”). The amended facility was entered into in order to authorize a new $350.0 million term loan “C” facility and to approve the purchase of the Contra Costa Times, San Jose Mercury News, The Monterey County Herald and the St. Paul Pioneer Press by the Company (see Note 7: Acquisitions, Dispositions and Other Transactions).
     The amended facility maintains the $350.0 million revolving credit facility, the $100.0 million term loan “A,” the $147.3 million term loan “B,” and provides for the $350.0 million term loan “C” facility, which was borrowed on August 2, 2006 and used, along with borrowings under the Company’s bank revolver of $56.3 million, to fund the remainder of its portion of the purchase price for the Contra Costa Times and the San Jose Mercury News and to pay the related fees to amend the facility. At December 31, 2006, the balances outstanding under the revolving credit portion of the bank credit facility, term loan “A,” term loan “B” and term loan “C” were $133.8 million, $100.0 million, $145.1 million and $348.3 million, respectively.
     Term loan “C” bears interest based upon, at the Company’s option, either Eurodollar, plus a borrowing margin of 1.75%, or base rate, plus a borrowing margin of 0.75%. Term loan “C” requires quarterly principal payments as follows: $0.875 million through June 2012; and $82.25 million from June 2012 through March 2013, with the remaining balance due at maturity on August 2, 2013. Amounts repaid under the term loan “C” facility will not be available for re-borrowing. The terms for the existing borrowings remain unchanged.
     The amended facility also contained certain definitional changes used in calculating the consolidated debt to consolidated operating cash flow ratio as well as increasing the maximum coverage ratio for certain future periods. As of December 31, 2006, the Company is in compliance with the covenant requirements of the bank credit facility, as well as those of its Senior Subordinated Notes.
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
     Maturities of long-term debt, excluding $5.9 million of capital lease obligations, for the five fiscal years ending June 30, 2011 (except for June 30, 2007 which is only for the remaining six months ending) and thereafter are shown below (in thousands):

2007	$3,416
2008	17,044
2009	31,848
2010	250,012
2011	100,647
Thereafter	792,364

$1,195,331

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 6: Employee Benefit Plans
Components of Net Periodic Benefit Cost (Pension and Other Benefits)

	Pension Plans
	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$652	$281	$1,167	$562
Interest cost	4,159	1,420	7,449	2,840
Expected return on plan assets	(4,591)	(1,617)	(8,216)	(3,234)
Amortization of deferral	70	104	140	208
Amortization of net loss	480	748	960	1,496

Net periodic benefit cost	$770	$936	$1,500	$1,872

	Other Benefits
	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$154	$157	$289	$278
Interest cost	187	87	360	147
Amortization of deferral	(3)	(3)	(6)	(6)
Amortization of net loss	32	11	64	15
Other one-time adjustment	—	190	—	190

Net periodic benefit cost	$370	$442	$707	$624

     The decrease in pension plan expense for the three and six months ended December 31, 2006 as compared to the same period for the prior year is mostly the result of an increase in the discount rate assumption from 5.25% in fiscal year 2006 to 6.25% in fiscal year 2007. Also impacting the change is the employee benefit plan expense related to the purchase of the San Jose Mercury News and management of the St. Paul Pioneer Press (See Note 7: Acquisitions, Dispositions and Other Transactions). The preliminary purchase accounting related to the assumption of the employee benefit plans for the San Jose Mercury News and the St. Paul Pioneer Press resulted in the Company recording liabilities of $31.7 million related to pension obligations and $2.8 million related to other postretirement employment benefits. The discount rate used to account for the assumption of these plans was 6.0%. In December 2006, the Company decided to freeze the defined benefit plan at the San Jose Mercury News to be effective at the end of February 2007. The impact to the plan was immaterial and no curtailment gain or loss will be recognized.
Employer Contributions
     The Company expects to contribute approximately $9.0 million to its pension plans in fiscal year 2007, including contributions related to pension plan liabilities assumed in conjunction with the management of the St. Paul Pioneer Press (see Note 7: Acquisitions, Dispositions and Other Transactions). Contributions of approximately $3.7 million have been made through December 31, 2006 by the Company.
NOTE 7: Acquisitions, Dispositions and Other Transactions
Acquisition (San Jose Mercury News, Contra Costa Times, The Monterey County Herald and St. Paul Pioneer Press)
     On August 2, 2006, MediaNews and The McClatchy Company (“McClatchy”) consummated the closing under the Stock and Asset Purchase Agreement dated as of April 26, 2006, between the Company and McClatchy, pursuant to which the California Newspapers Partnership (“CNP”), a 54.23% subsidiary of the Company, purchased the Contra Costa Times and the San Jose Mercury News and related publications and Web sites for $736.8 million. The acquisition, including estimated

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
fees, was funded in part with contributions of $340.1 million from the Company’s partners in CNP ($337.2 million was paid by the partners directly to McClatchy). The Company’s share of the acquisition, including estimated investment banking fees, was approximately $403.0 million and was funded with borrowings under a new term loan “C” and its existing bank revolver (see Note 5: Amendment of Bank Credit Facility). The $403.0 million acquisition cost excludes cash acquired and other deal costs (principally legal and accounting consultations).
     On August 2, 2006, Hearst and McClatchy consummated the closing under the Stock and Asset Purchase Agreement dated as of April 26, 2006, between Hearst and McClatchy, pursuant to which Hearst purchased The Monterey County Herald and the St. Paul Pioneer Press and related publications and Web sites for $263.2 million.
Hearst Stock Purchase Agreement
     On August 2, 2006, MediaNews and The Hearst Corporation (“Hearst”) entered into a Stock Purchase Agreement (the “MediaNews/Hearst Agreement”) pursuant to which (i) Hearst agreed to make an equity investment of up to $299.4 million (subject to adjustment under certain circumstances) in the Company (such investment will not include any governance or economic rights or interest in the Company’s publications in the San Francisco Bay area) and (ii) the Company has agreed to purchase from Hearst The Monterey County Herald and the St. Paul Pioneer Press with a portion of the Hearst equity investment in the Company. The equity investment will afford Hearst an equity interest of approximately 30% (subject to adjustment in certain circumstances) in the Company excluding the Company’s economic interest in the San Francisco Bay area newspapers. The equity investment by Hearst in the Company is subject to antitrust review by the Antitrust Division of the Department of Justice and by the Office of the Attorney General of the State of California, which is currently underway. The Antitrust Division has requested information and documents in connection with this review, and the Company is in the process of responding to the request. The Company has agreed to manage The Monterey County Herald and the St. Paul Pioneer Press during the period of their ownership by Hearst. Under the MediaNews/Hearst Agreement, the Company has all the economic risks and rewards associated with ownership of these two newspapers and is entitled contractually to retain all of the cash flows generated by them as a management fee. As a result, the Company began consolidating the financial statements of The Monterey County Herald and St. Paul Pioneer Press beginning August 2, 2006. The Company also agreed that, at the election of MediaNews or Hearst, the Company will purchase The Monterey County Herald and the St. Paul Pioneer Press, if requested, from Hearst for $263.2 million (plus reimbursement of Hearst’s costs and cost of funds in respect of its purchase of such newspapers) if for any reason Hearst’s equity investment in the Company is not consummated within six months (after November 2, 2006, MediaNews or Hearst can elect to cancel the agreement, in which case, MediaNews would have 90 days to purchase The Monterey County Herald and St. Paul Pioneer Press). The Company would need to obtain additional financing to fund this purchase, if required. As of December 31, 2006, the Company has recorded $297.4 million related to Hearst’s cost of $290.6 million and the $6.8 million accretion of Hearst’s cost of funds for this purchase. Hearst’s cost and cost of funds includes the December 15, 2006 purchase of the Daily Breeze in Torrance (see further discussion later in this note).
     As a result of the above transactions (acquisition of San Jose Mercury News and Contra Costa Times and management of The Monterey County Herald and St. Paul Pioneer Press), the Company has recorded the following: $815.1 million in intangible assets ($352.3 million — goodwill; $273.4 million — mastheads; $11.6 million — subscriber lists; and $177.8 million in advertiser lists and other finite lived intangibles) and $198.3 million in net tangible assets (the majority of which is related to fixed assets). The purchase accounting for these transactions is preliminary and subject to change.
     The unaudited pro forma consolidated statement of income information for the three and six months ended December 31, 2006 and 2005, set forth below, presents the Company’s results of operations as if the acquisitions described above had occurred at the beginning of the periods presented and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such periods.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in Thousands)
Operating Revenue	$372,461	$356,629	$719,769	$691,286
Net Income	$12,958	$13,623	$28,752	$16,921

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Original Apartment Magazine Sale
     On September 29, 2006, the California Newspapers Partnership sold the Original Apartment Magazine for $14.0 million plus a potential earnout of $1.0 million based on increases in the Original Apartment Magazine’s revenue over a twelve-month period ending August 2007. The sale resulted in an immaterial loss, excluding any impact of the earnout.
Acquisition (Torrance)
     On December 15, 2006, Hearst acquired the Daily Breeze and three weekly newspapers, published in Torrance, California (the “Publications”) for approximately $25.0 million, less an adjustment for working capital. The Publications are owned by Hearst, but pursuant to the MediaNews/Hearst Agreement, the Publications will be managed by the Company. Under the agreement, the Company has all the economic risks and rewards associated with ownership of the Publications and is entitled contractually to retain all of the cash flows generated by them as a management fee. As a result, the Company began consolidating the financial statements of the Publications in Torrance beginning December 15, 2006. The Publications are in close proximity to the Company’s operations in Long Beach, California. The Daily Breeze has daily circulation of approximately 66,000.
     Also pursuant to the MediaNews/Hearst Agreement, the Company has agreed that, at the election of MediaNews or Hearst, the Company will purchase the Publications, if requested, from Hearst for $25.0 million (plus reimbursement of Hearst’s costs and cost of funds in respect of its purchase of the Publications) if for any reason Hearst’s equity is not consummated within six months from August 2, 2006 (MediaNews or Hearst can currently elect to cancel the MediaNews/Hearst Agreement, in which case, MediaNews would have 90 days to purchase the Publications).
     The purchase accounting for the business combination is preliminary and subject to change.
Sale of Building
     In July 2006, the Company sold its office building in Long Beach, California for approximately $20.0 million. The Company recognized a gain of approximately $16.7 million on the sale of the building which was recorded in gain on sale of assets in the statement of operations. In conjunction with the sale of the building, the Company relocated its Long Beach operations to a leased facility. Accordingly, the Company entered into a 15-year lease agreement, with a party unrelated to the purchaser of the building, which commenced in the second quarter of the Company’s fiscal year 2007. The future minimum lease payments are included in the disclosure of future minimum payments for operating leases in Note 7: Leases of the consolidated financial statements included in the Company’s June 30, 2006 Annual Report on Form 10-K.
NOTE 8: Workforce Reductions
     The Company is implementing workforce reductions at certain of its newspaper properties. The majority of the workforce reductions are related to the recently acquired newspapers. The Company has not finalized all of its consolidation and workforce reduction programs or made all the announcements regarding such planned workforce reductions. All costs associated with workforce reduction programs, the majority of which are severance related, will be recorded in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities or EITF Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as applicable. Under these pronouncements, certain of the costs of the workforce reductions at the acquired newspapers will be treated as additional acquisition costs (as of December 31, 2006, approximately $2.4 million was recorded to goodwill) while those related to the newspapers already owned by the Company will be expensed (approximately $0.5 million as of December 31, 2006).
NOTE 9: Recently-Issued Accounting Standards
     In October 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 applies to all plan sponsors who offer defined benefit postretirement benefit plans and requires an entity to:

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating what impact, if any, SFAS No. 157 is expected to have on the Company’s financial position or results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on the Company’s consolidated financial statements.
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
NOTE 10: Subsequent Events
     On February 2, 2007, the California Newspapers Partnership acquired the Santa Cruz Sentinel, published in Santa Cruz, California, for approximately $45.0 million, plus an adjustment for working capital. Contributions from the partners in CNP were used to fund the acquisition. The Company’s portion of the acquisition was approximately $25.0 million and was funded with borrowings under the Company’s bank credit facility. Santa Cruz is in close proximity to the Company’s operations in northern California and has daily circulation of approximately 24,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operating Results
     We have provided below certain summary historical financial data for the three and six months ended December 31, 2006 and 2005, including the percentage change between periods.

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2006	2005	2006 vs. 2005		2006	2005	2006 vs. 2005
	(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$372,461	$206,225	80.6%		$667,763	$402,797	65.8%

Income (Loss) from Unconsolidated JOAs	804	(4,551)	(d	)	(1,541)	(8,270)	(81.4)

Cost of Sales	116,784	63,841	82.9		211,808	126,057	68.0
Selling, General and Administrative	176,578	100,327	76.0		328,767	198,981	65.2
Depreciation and Amortization	18,608	10,393	79.0		34,999	20,665	69.4
Interest Expense	21,335	13,708	55.6		40,584	27,238	49.0
Other (Income) Expense, Net	(5,712)	271	(d	)	(11,225)	1,954	(d )

Total Costs and Expenses	327,593	188,540	73.8		604,933	374,895	61.4

Equity Investment Income (Loss), Net	(211)	2,565	(d	)	506	4,424	(88.6)

Gain (Loss) on Sale of Assets	(66)	291	(d	)	16,264	322	(d )

Minority Interest	(21,615)	(7,807)	(d	)	(34,966)	(14,576)	(d )

Net Income	12,958	4,749	(d	)	26,276	5,731	(d )

CASH FLOW DATA:
Cash Flows from:
Operating Activities (a)	$12,542	$19,198			$65,727	$32,020
Investing Activities(a)	(3,682)	(5,849)			(369,860)	(40,822)
Financing Activities	(8,384)	(14,904)			311,703	5,211

NON-GAAP FINANCIAL DATA(b):
Adjusted EBITDA	$79,099	$42,057	88.1		$127,188	$77,759	63.6
Minority Interest in Adjusted EBITDA	(27,066)	(10,156)	(d	)	(45,259)	(19,182)	(d )
Combined Adjusted EBITDA of Unconsolidated JOAs	9,548	11,208	(14.8)		16,291	19,485	(16.4)
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (c)	438	2,466	(82.2)		1,050	4,795	(78.1)

Adjusted EBITDA Available to Company	$62,019	$45,575	36.1%		$99,270	$82,857	19.8%

(a)	Prior Year Revision/Reclassification. For comparability, certain prior year balances have been reclassified to conform to current reporting classifications. In particular, the statement of cash flows has been revised for the three and six months ended December 31, 2005 to reclassify the distribution in excess of net income from unconsolidated JOAs and equity investments as cash flows from investing activities in accordance with Statement of Financial Accounting Standards No. 95. Statement of Cash Flows. For the three and six months ended December 31, 2005, the revision decreased the reported net cash flows from operating activities and increased the net cash flows from investing activities by $7.7 million and $14.6 million, respectively.

(b)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote (c)). See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information.

(c)	EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company agreements require the partnerships to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and beginning February 1, 2006, our 50% share of the EBITDA of Prairie Mountain Publishing Company have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations as defined by our debt covenants. Beginning December 26, 2005, we became the controlling partner of the Texas-New Mexico Newspapers Partnership, at which time we began consolidating its results. See Note 4: Investments in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership and Note 5: Acquisitions, Dispositions and Other Transactions of the notes to the consolidated financial statements included in our June 30, 2006 Annual Report on Form 10-K for further discussion of the Texas-New Mexico Newspapers Partnership restructuring and the Prairie Mountain Publishing Company formation.

(d)	Not meaningful.

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
THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY
ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11 OF REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Three Months Ended December 31,		2006 vs.		Six Months Ended December 31,		2006 vs.
	2006	2005	2005		2006	2005	2005
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$449,515	$284,455	58.0%		$818,445	$556,363	47.1%

Cost of Sales	147,368	94,600	55.8		272,648	187,061	45.8
Selling, General and Administrative	213,500	136,590	56.3		402,318	272,058	47.9
Depreciation and Amortization	25,975	24,626	5.5		50,212	46,978	6.9
Interest Expense	21,824	13,762	58.6		41,678	27,345	52.4
Other (Income) Expense, Net	(5,020)	1,834	(d	)	(10,088)	3,359	(d	)

Total Costs and Expenses	403,647	271,412	48.7		756,768	536,801	41.0

Gain (Loss) on Sale of Assets	(262)	382	(d	)	15,876	392	(d	)

Minority Interest	(21,615)	(7,807)	(d	)	(34,966)	(14,576)	(d	)

Net Income	12,958	4,749	(d	)	26,276	5,731	(d	)

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:

Operating Activities(a)	$12,542	$19,198			$65,727	$32,020
Investing Activities(a)	(3,682)	(5,849)			(369,860)	(40,822)
Financing Activities	(8,384)	14,904			311,703	5,211

PRO-RATA OTHER DATA(b):
Adjusted EBITDA	$88,647	$53,265	66.4%		$143,479	$97,244	47.5%
Minority Interest in Adjusted EBITDA	(27,066)	(10,156)	(d	)	(45,259)	(19,182)	(d	)
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (c)	438	2,466	(82.2)		1,050	4,795	(78.1)

Adjusted EBITDA Available to Company	$62,019	$45,575	36.1%		$99,270	$82,857	19.8%

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
Comparison of the Three and Six Months Ended December 31, 2006 and 2005
     Our results for the three and six months ended December 31, 2006 and 2005 were impacted by the following transactions completed during fiscal years 2007 and 2006:
Fiscal Year 2007
•	On August 2, 2006, we acquired the San Jose Mercury News and Contra Costa Times and began managing The Monterey County Herald and St. Paul Pioneer Press for the Hearst Corporation (“Hearst”). Under the agreement with Hearst, we have all of the economic risks and rewards associated with ownership of these two newspapers and are entitled contractually to retain all of the cash flows generated by them as a management fee. As a result, we began consolidating the financial statements of The Monterey County Herald and St. Paul Pioneer Press beginning August 2, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	On August 2, 2006, we amended our bank credit facility to authorize a new $350.0 million term loan “C” facility which was used, along with borrowings under the revolver portion of our bank credit facility, to finance our share of the California Newspapers Partnership’s purchase of the San Jose Mercury News and Contra Costa Times.

•	On September 29, 2006, we sold the Original Apartment Magazine.

•	On December 15, 2006, we began managing for Hearst the Daily Breeze and three weekly newspapers, published in Torrance, California. Under the agreement with Hearst, we have all the economic risks and rewards associated with ownership of the Torrance publications and are entitled contractually to retain all of the cash flows generated by them as a management fee. As a result, we began consolidating the financial statements of the Torrance publications beginning December 15, 2006.
Fiscal Year 2006
•	In August 2005, we purchased The Detroit News, Inc. which included a limited partnership interest in the Detroit JOA. Because of the partnership structure and our ownership interest, we account for the preferred distributions using the cost method of accounting, with a portion of the distributions accounted for in other operating revenues for amounts paid to us for managing and providing the news and editorial content for The Detroit News.

•	In September 2005, we amended our bank credit facility to refinance a portion of our long-term debt and reduce certain interest rate margins charged under the bank credit facility.

•	Effective December 26, 2005, we restructured the Texas-New Mexico Newspapers Partnership whereby we contributed to the partnership our Pennsylvania newspapers: The Evening Sun (Hanover), the Lebanon Daily News and our interest in the partnership that publishes the York Daily Record and York Sunday News, which continues to operate under the terms of a joint operating agreement with The York Dispatch. Gannett, our partner in the Texas-New Mexico Newspapers Partnership, contributed the Public Opinion in Chambersburg, Pennsylvania. As a result of the contributions and amendment and restatement of the partnership agreement, the Texas-New Mexico Newspapers Partnership became a 59.4%-owned consolidated subsidiary of ours. Prior to the partnership restructuring, this investment was accounted for under the equity method of accounting.

•	In February 2006, Prairie Mountain Publishing Company was formed after which time we no longer consolidate the results of Eastern Colorado Publishing Company and account for our investment in Prairie Mountain Publishing Company under the equity method of accounting. We own 50% of Prairie Mountain Publishing Company.
Revenues
     On a same newspaper basis (after adjusting for the aforementioned transactions), the following changes occurred in our significant revenue categories for the three- and six-month periods ended December 31, 2006 as compared to the same periods in prior year.
     Advertising Revenues. The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing advertising revenues by $140.5 million and $226.8 million for the three- and six-month periods ended December 31, 2006, as compared to the same periods in the prior fiscal year. Excluding the aforementioned transactions, advertising revenues decreased 1.3% and 1.8% for the three and six months ended December 31, 2006, as compared to the same periods in the prior fiscal year. The decrease in advertising revenues was due principally to decreases in retail and national advertising, offset in part by an increase in revenues from our Internet operations. The preprint and classified advertising categories remained relatively flat. Within the print classified advertising category, classified real estate increases were offset by decreases in classified automotive and employment.
     Circulation Revenues. The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing circulation revenues by $25.4 million and $40.9 million for the three- and six-month periods ended December 31, 2006, as compared to the same periods in the prior fiscal year. Excluding the aforementioned transactions, circulation revenues decreased 4.1% and 4.0% for the three and six months ended December 31, 2006 as compared to the same periods in the prior fiscal year. The decrease was primarily due to home delivery pricing pressures at most of our newspapers, which resulted in our offering greater discounts to acquire new and retain existing subscribers in order to help achieve our home delivery volume goals. Also, paid home delivery and single copy circulation volumes have decreased on a same newspaper basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Income from Unconsolidated JOAs
     As noted in our discussion of critical accounting policies, income from unconsolidated JOAs (Denver and Salt Lake City) includes our proportionate share of net income from those JOAs, the amortization of subscriber lists created by the original purchase, editorial costs, miscellaneous revenue and other charges directly attributable to providing editorial content and news for newspapers party to a JOA. The following discussion takes into consideration all of the associated revenues and expenses just described. The results for the three and six months ended December 31, 2006 and 2005 were negatively impacted by the accelerated depreciation taken on certain fixed assets at the production facilities in Denver that will be retired earlier than originally expected due to the construction of a new production facility. The results for the three and six months ended December 31, 2005 were negatively impacted by the accelerated deprecation taken on certain fixed assets at the old production facility in Salt Lake that were retired in the fourth quarter of our fiscal year 2006 when the new production facility in Salt Lake became operational. Excluding depreciation and amortization, which were significantly impacted by the effect of accelerated depreciation, our income from unconsolidated JOAs in Denver and Salt Lake City was down approximately $1.5 million or 15.6% for the three months ended December 31, 2006 and $4.4 million or 24.2% for the six months ended December 31, 2006 as compared to the same periods in the prior year. The results of the Denver JOA were negatively impacted by a soft advertising market combined with increased employee costs. Also during the three months ended December 31, 2006, the Denver JOA implemented workforce reductions and paid a lease buyout for one of its prior locations, of which our share was approximately $0.9 million. Excluding the impact of the accelerated depreciation in the prior year, the results of the Salt Lake City JOA were up $1.5 million year over year due to increased revenues and operating efficiencies related to the new production facility.
Cost of Sales
     The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing cost of sales by $55.4 million and $88.6 million for the three- and six-month periods ended December 31, 2006, as compared to the same periods in the prior fiscal year. Excluding the aforementioned transactions, cost of sales decreased 4.0% and 2.4% for the three and six months ended December 31, 2006 as compared to the same periods in the prior fiscal year. Small increases in editorial expenses were offset by decreases in newsprint expense and related production costs. There was a 10.0% and 9.9% increase in newsprint prices as compared to the same three- and six-month periods ended in the prior fiscal year. Our average price of newsprint was $618 and $612 per metric ton for the three- and six-month periods ended December 31, 2006 as compared to $562 and $557 per metric ton for the same periods in fiscal year 2006. However, the increases in newsprint prices were more than offset by decreases in newsprint consumption of approximately 14.2% and 12.5% for the three- and six-month periods ended December 31, 2006.
Selling, General and Administrative
     The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing SG&A by $77.3 million and $126.9 million for the three and six months ended December 31, 2006 as compared to the prior year. Excluding the aforementioned transactions, SG&A decreased 1.1% and increased 1.6% for the three and six months ended December 31, 2006 as compared to the same periods in the prior fiscal year. The current year increases were primarily the result of $1.3 million severance, payable over three years, to the Company’s former chief operating officer, $1.9 million of bonuses awarded to certain officers and employees in connection with the August 2, 2006 acquisitions and related transactions and increased costs related to the growth in our Internet operations. Expenses related to our Internet operations increased $0.8 million and $1.7 million for the three and six months ended December 31, 2006 as compared to the prior year, while Internet revenue grew 10.0% and 10.4% for the same periods on a same newspaper basis. These increases were offset for the quarter by decreases in advertising expenses related to the decrease in advertising revenues experienced during that same period.
Interest Expense
     The increase in interest expense was the result of an increase in the average debt outstanding, as well as an increase in the weighted average cost of debt. Significant borrowings impacting the year over year comparison related to the borrowings on August 2, 2006 for our share of CNP’s purchase of the San Jose Mercury News and Contra Costa Times, the funding for our share of the cost of the new production and office facility built in Salt Lake City, and the cash investment associated with the formation of the Prairie Mountain Publishing Company. For the three months ended December 31, 2006, our average debt outstanding increased $321.4 million, or 35.6%, to $1,223.9 million and our weighted average interest rate increased 78 basis points as compared to the prior year due to increases in LIBOR over the prior year (the average daily one month rate of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
LIBOR increased 116 basis points, for the three months ended December 31, 2006 as compared to the same period in prior year). For the six months ended December 31, 2006, our average debt outstanding increased $268.6 million, or 29.9%, to $1,168.2 million and our weighted average interest rate increased 80 basis points as compared to the prior year due to increases in LIBOR over the prior year (the average daily one month rate of LIBOR increased 145 basis points for the six months ended December 31, 2006). The interest rates under our bank credit facility are based on LIBOR, plus a borrowing margin based on our leverage ratio.
Other (Income) Expense, Net
     We include expenses and income items that are not related to current operations in other (income) expense, net.
     The charges incurred/(income recognized) for the three months ended December 31, 2006 relate to litigation expense of $0.5 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.2 million related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133, $(6.6) million related to the change in value of an option agreement to purchase one of our daily newspapers (due to the performance of the publication, as well as a clarification in the interpretation of how to calculate the option repurchase price), and $0.2 million associated with various other items that were not related to ongoing operations.
     The charges incurred/(income recognized) for the six months ended December 31, 2006 relate to litigation expense of $0.7 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.4 million related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133, $(6.6) million related to the change in value of an option agreement to purchase one of our daily newspapers (due to the performance of the publication, as well as a clarification in the interpretation of how to calculate the option repurchase price), $(6.6) million related to the receipt of life insurance proceeds, including interest, related to a policy redemption which was collected in October 2006 and $0.9 million associated with various other items that were not related to ongoing operations.
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
Minority Interest
     Minority interest expense increased by $13.8 million and $20.4 million for the three and six months ended December 31, 2006, respectively, as compared to the same periods in the prior year. The increases are partly due to the aforementioned Texas-New Mexico Newspapers Partnership December 25, 2005 restructuring, which resulted in our consolidating the partnership and recording a minority interest related to our partner’s interest in the partnership. Prior to the partnership restructuring, our investment in the partnership was accounted for under the equity method of accounting. In addition, a portion of the increase relates to the CNP partners’ investment in the San Jose Mercury News and Contra Costa Times, effective August 2, 2006.
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
     The net cash flows related to operating activities increased $33.7 million for the six-month period ended December 31, 2006 compared to the comparable prior year period. The majority of the increase is attributable to changes in operating assets and liabilities associated with the timing of payments of accounts payable and accrued liabilities and the timing of cash receipts. In addition, the increase in Adjusted EBITDA also impacted this change.
     The net cash outflows related to investing activities increased by $329.0 million for the six-month period ended December 31, 2006 compared to the comparable prior year period primarily due to the August 2, 2006 purchase of the San Jose Mercury News and Contra Costa Times, offset in part by cash inflows of $33.9 million associated with the sale of Original Apartment Magazine and our building in Long Beach, California. Capital expenditures for the six-month period ended December 31, 2006 were down $15.0 million year over year as the funding related to the Salt Lake City production and office facility was completed.
     The net cash flows related to financing activities increased by $306.5 million for the six-month period ended December 31, 2006 compared to the comparable prior year period. In the current period, borrowings of approximately $406.3 million were used to fund our share of the August 2, 2006 transactions. Activity for the six-month period ended December 31, 2006 also included normal borrowings and paydowns on long-term debt. For the six-month period ended December 31, 2005, activity included normal borrowings and paydowns on long-term debt, as well as borrowings to finance the purchase of our interest in the Detroit JOA. Excluding the August 2, 2006 transactions, refinancing costs of the new credit facility, as well as the cash proceeds from the sale of the Long Beach building, the Original Apartment Magazine and redemption of a life insurance policy, we repaid approximately $32.4 million of debt for the six-month period ended December 31, 2006.
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
     On December 31, 2006, our debt structure included our amended and restated bank credit facility which provides for borrowings of up to $947.3 million, consisting of a $350.0 million revolving credit facility, a $100.0 million term loan “A,” a $147.3 million term loan “B” and a $350.0 million term loan “C.” Any payments on the term loans cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. On December 31, 2006, the balances outstanding under the revolving credit portion of the bank credit facility, term loan “A,” term loan “B” and term loan “C” were $133.8 million, $100.0 million, $145.1 million and $348.3 million, respectively, and we had $203.3 million available for future borrowings, net of $12.9 million in outstanding letters of credit. However, the total amount we can borrow at any point in time may be reduced by incurrence limits imposed by our various debt agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     On February 2, 2007, the California Newspapers Partnership (“CNP”) acquired the Santa Cruz Sentinel, published in Santa Cruz, California, for approximately $45.0 million, of which our share was approximately $25.0 million and was funded with borrowings under our bank credit facility.
     S.F. Holding Corporation (“Stephens”), a 26.28% partner in CNP, has a right to require CNP to redeem its interest in CNP at its fair market value (plus interest through closing), any time after January 1, 2005. If such right is exercised, Stephens’ interest must be redeemed within two years of the determination of its fair market value. We are not currently aware of any intentions on the part of Stephens to exercise its put. No amounts are recorded in our financial statements related to Stephens’ put right.
     In September 2005, the management committee of the Denver JOA authorized the incurrence of up to $150.0 million of non-recourse debt by the Denver JOA to finance furniture, fixtures and computers for its new office building and new presses and related equipment and building costs related to consolidation of two existing production facilities into one for the Denver JOA. We own a 50% interest in the Denver JOA. As of December 31, 2006, our share of the debt incurred by the Denver JOA for the items mentioned was approximately $37.8 million.
     As of December 31, 2006, the Company was in compliance with all its financial covenants under the Company’s bank credit facility and subordinated note agreements. In order to remain in compliance with these covenants in the future, the Company needs to increase or maintain its existing “Consolidated Operating Cash Flow” as defined in its credit agreements, and/or reduce its total debt outstanding.
     Our ability to service our debt and fund planned capital expenditures depends on our ability to continue to generate operating cash flows in the future.
     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2007 will be approximately $9.0 million, including contributions related to pension plan liabilities assumed in conjunction with the management of the St. Paul Pioneer Press. We have made contributions of approximately $3.7 million through December 31, 2006. We also expect federal and state income tax payments to increase during fiscal year 2007 as compared to fiscal year 2006.
Off-Balance Sheet Arrangements and Contractual Obligations
     Our various contractual obligations and funding commitments related to our long-term debt have changed since our Annual Report on Form 10-K for the year ended June 30, 2006 as more fully described above and in Note 5: Amendment of Bank Credit Facility.
     Significant changes in our contractual obligations since year-end 2006 include the liabilities assumed in the acquisition and management of the San Jose Mercury News, Contra Costa Times, The Monterey County Herald, St. Paul Pioneer Press and the Daily Breeze (Torrance). Significant items include the assumption of pension obligations totaling $31.7 million, other postretirement employment benefits totaling $2.8 million and other long-term operating lease obligations.
     The Denver JOA terminated its construction lease in the second quarter of fiscal year 2007 and signed a long-term operating lease for its office building facility. Our other contractual obligations have not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Expenditures

	Capital Expenditures
	Six Months Ended December 31, 2006
	(Dollars in thousands)
	Wholly-Owned
	Subsidiaries and	Non Wholly-	Our Share of
	Consolidated	Owned	Unconsolidated
	JOAs	Subsidiaries	JOAs	Total
Total Capital Projects	$8,220	$5,020	$26,711	$39,951

Less Minority Partners’ Share	—	(2,245)	—	(2,245)

Our Share of Capital Projects	$8,220	$2,775	$26,711	$37,706

Near Term Outlook
Newsprint Prices
     Current North American newsprint supply and demand, along with newsprint now being shipped from China, have put downward pressure on prices and the cost of newsprint has declined an average $30 to $35 per metric ton so far during our third quarter of fiscal year 2007 as compared to the second quarter of fiscal year 2007 (quarter ended December 31, 2006). The January 2007 RISI (“Resource Information Systems, Inc.”) price index for 30 pound newsprint was $623 per metric ton compared to $640 per metric ton in January 2006. As a large buyer of newsprint, our cost of newsprint continues to be well below the RISI price index.

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
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure).

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$12,542	$19,198	$65,727	$32,020
Net Change in Operating Assets and Liabilities	25,130	7,266	(6,929)	14,107
Distributions of Net Income Paid to Minority Interest	20,984	4,137	34,335	9,623
Distributions of Net Income from Unconsolidated JOAs	(12,488)	(11,497)	(21,944)	(23,824)
Distributions of Net Income from Equity Investments	(325)	(2,358)	(950)	(4,217)
Interest Expense	21,335	13,708	40,584	27,238
Bad Debt Expense	(3,105)	(2,358)	(5,870)	(4,328)
Pension Expense, Net of Cash Contributions	3,244	(955)	4,241	(393)
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	12,412	16,325	24,543	32,371
Net Cash Related to Other (Income), Expense	(630)	(1,409)	(6,549)	(4,838)

Adjusted EBITDA	79,099	42,057	127,188	77,759
Minority Interest in Adjusted EBITDA	(27,066)	(10,156)	(45,259)	(19,182)
Combined Adjusted EBITDA of Unconsolidated JOAs	9,548	11,208	16,291	19,485
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company(c)	438	2,466	1,050	4,795

Adjusted EBITDA Available to Company	$62,019	$45,575	$99,270	$82,857

Footnotes for table above.
(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote (c)).

(b)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(c)	EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company agreements require the partnerships to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and beginning February 1, 2006, our 50% share of the EBITDA of the Prairie Mountain Publishing Company, have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations as defined by our debt covenants.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. Dollar amounts shown are in thousands.

	Three Months Ended December 31, 2006
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$372,461	$77,054	$449,515

Income from Unconsolidated JOAs	804	(804)	—

Cost of Sales	116,784	30,584	147,368
Selling, General and Administrative	176,578	36,922	213,500
Depreciation and Amortization	18,608	7,367	25,975
Interest Expense	21,335	489	21,824
Other (Income) Expense, Net	(5,712)	692	(5,020)

Total Costs and Expenses	327,593	76,054	403,647

Gain (Loss) on Sale of Assets	(66)	(196)	(262)

Net Income	12,958	—	12,958

Adjusted EBITDA(2)	$79,099	$9,548	$88,647

	Six Months Ended December 31, 2006
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$667,763	$150,682	$818,445

Loss from Unconsolidated JOAs	(1,541)	1,541	—

Cost of Sales	211,808	60,840	272,648
Selling, General and Administrative	328,767	73,551	402,318
Depreciation and Amortization	34,999	15,213	50,212
Interest Expense	40,584	1,094	41,678
Other (Income) Expense, Net	(11,225)	1,137	(10,088)

Total Costs and Expenses	604,933	151,835	756,768

Gain (Loss) on Sale of Assets	16,264	(388)	15,876

Net Income	26,276	—	26,276

Adjusted EBITDA(2)	$127,188	$16,291	$143,479

	Three Months Ended December 31, 2005
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$206,225	$78,230	$284,455

Income from Unconsolidated JOAs	(4,551)	4,551	—

Cost of Sales	63,841	30,759	94,600
Selling, General and Administrative	100,327	36,263	136,590
Depreciation and Amortization	10,393	14,233	24,626
Interest Expense	13,708	54	13,762
Other (Income) Expense, Net	271	1,563	1,834

Total Costs and Expenses	188,540	82,872	271,412

Gain (Loss) on Sale of Assets	291	91	382

Net Income	4,749	—	4,749

Adjusted EBITDA(2)	$42,057	$11,208	$53,265

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

	Six Months Ended December 31, 2005
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$402,797	$153,566	$556,363

Loss from Unconsolidated JOAs	(8,270)	8,270	—

Cost of Sales	126,057	61,004	187,061
Selling, General and Administrative	198,981	73,077	272,058
Depreciation and Amortization	20,665	26,313	46,978
Interest Expense	27,238	107	27,345
Other (Income) Expense, Net	1,954	1,405	3,359

Total Costs and Expenses	374,895	161,906	536,801

Gain (Loss) on Sale of Assets	322	70	392

Net Income	5,731	—	5,731

Adjusted EBITDA(2)	$77,759	$19,485	$97,244

Footnotes for tables above.
(1)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs (Denver and Salt Lake City). Our interest in the earnings of the Salt Lake City JOA is 58%, while our interest in the Denver Newspaper Agency is 50%. This adjustment also includes the editorial costs, revenues received outside of these JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

(2)	Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure).

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$12,542	$19,198	$65,727	$32,020
Net Change in Operating Assets and Liabilities	25,130	7,266	(6,929)	14,107
Distributions of Net Income Paid to Minority Interest	20,984	4,137	34,335	9,623
Distributions of Net Income from Unconsolidated JOAs	(12,488)	(11,497)	(21,944)	(23,824)
Distributions of Net Income from Equity Investments	(325)	(2,358)	(950)	(4,217)
Interest Expense	21,335	13,708	40,584	27,238
Bad Debt Expense	(3,105)	(2,358)	(5,870)	(4,328)
Pension Expense, Net of Cash Contributions	3,244	(955)	4,241	(393)
Net Cash Related to Other (Income), Expense	(630)	(1,409)	(6,549)	(4,838)
Combined Adjusted EBITDA of Unconsolidated JOAs(b)	9,548	11,208	16,291	19,485
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(c)	12,412	16,325	24,543	32,371

Adjusted EBITDA	88,647	53,265	143,479	97,244
Minority Interest in Adjusted EBITDA	(27,066)	(10,156)	(45,259)	(19,182)
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (d)	438	2,466	1,050	4,795

Adjusted EBITDA Available to Company	$62,019	$45,575	$99,270	$82,857

Footnotes for table above.
(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), our less than 100% owned consolidated subsidiaries (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of the EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote (d)). Note that pro-rata consolidation already takes into account our proportionate share of the results from our unconsolidated JOAs (Denver and Salt Lake City).

(b)	Combined Adjusted EBITDA of Unconsolidated JOAs. Calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(c)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(d)	EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company agreements require the partnerships to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and beginning February 1, 2006, our 50% share of Prairie Mountain Publishing Company, have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations as defined by our debt covenants.

EXHIBIT INDEX

Exhibits
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s June 30, 2005 Form 10-K)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s June 30, 2005 Form 10-K)

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002