Form 10-K/A
period 2006-06-30
MEDIANEWS GROUP INC
filed 2007-04-02
CIK 918944

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
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
      Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Item (1) Yes ☑ No ☐; Item (2) Yes ☐ No ☑*
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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
      The number of shares outstanding of the registrant’s common stock as of March 30, 2007 was 2,298,346.
Documents Incorporated by Reference: None
*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2006 pursuant to Section 15(d) of the Securities Exchange Act of 1934. The registrant is filing this Annual Report on Form 10-K on a voluntary basis.

EXPLANATORY NOTE
This Form 10-K/A is being filed for the sole purpose of including in MediaNews Group, Inc.’s Form 10-K for the year ended June 30, 2006 the audited financial statements of Denver Newspaper Agency LLP (“DNA” or “Denver JOA”) for the years ended December 31, 2006 and 2005, as well as for the year ended December 31, 2004 (unaudited), as required by Rule 3-09 of Regulation S-X. DNA is the managing entity of a Joint Operating Agency (JOA) agreement between The Denver Post Corporation (a wholly owned subsidiary of MediaNews Group, Inc.) and the E.W. Scripps Company (owner of the Rocky Mountain News). Under the terms of the JOA agreement, DNA is responsible for performing all the business functions of The Denver Post and the Rocky Mountain News, including advertising and circulation sales, production and distribution. News and editorial costs related to The Denver Post are performed separately from DNA and are the sole responsibility of The Denver Post Corporation. Similarly, news and editorial costs related to the Rocky Mountain News are the sole responsibility of E.W. Scripps Company, the other party to the JOA. Earnings of DNA are allocated 50% to The Denver Post Corporation and 50% to E.W. Scripps Company. Item 15 is also amended to include the list of DNA financial statements being filed herewith and the related independent auditors’ reports and certifications by the Chief Executive Officer, President, and the Chief Financial Officer of MediaNews Group, Inc. In our financial statements filed with our June 30, 2006 Form 10-K, we disclosed that the Salt Lake City JOA was a significant investee of the Company as determined in accordance with Rule 3-09 of Regulation S-X. However, in a subsequent review, we determined that the Denver JOA investment and not the Salt Lake JOA investment met the definition of a significant investee as of June 30, 2006. Accordingly, only the financial statements of the Denver JOA are included in this Form 10-K/A. Summarized results of the Salt Lake City JOA and Denver JOA were disclosed in our June 30, 2006 Form 10-K. No other information contained in MediaNews Group’s Form 10-K for the year ended June 30, 2006, has been updated or amended by this Form 10-K/A.
Item 15. and Exhibits Financial Statement Schedules
(a)	The following financial statements and exhibits are filed as part of this report
1.	Denver Newspaper Agency LLP Financial Statements

Report of Independent Auditors (Ernst & Young LLP)

Consolidated Balance Sheets December 31, 2006 and 2005

Consolidated Statements of Income December 31, 2006, 2005 and 2004 (unaudited)

Consolidated Statements of Partners’ Equity for the years ended December 31, 2006, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 (unaudited)

Notes to Consolidated Financial Statements

3.	Exhibits

See accompanying index to exhibits on page 29.

Consolidated Financial Statements
The Denver Newspaper Agency LLP
Years Ended December 31, 2006, 2005 and 2004 (unaudited)

The Denver Newspaper Agency LLP
Consolidated Financial Statements

Report of Independent Auditors
The Management Committee
The Denver Newspaper Agency LLP
We have audited the accompanying consolidated balance sheets of The Denver Newspaper Agency LLP and subsidiary (the Partnership) as of December 31, 2006 and 2005, and the related consolidated statements of income, partners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership and subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements for the year ended December 31, 2004 were not audited by us and, accordingly, we do not express an opinion on them.
/s/ Ernst & Young LLP
Denver, Colorado
February 26, 2007

The Denver Newspaper Agency LLP
Consolidated Balance Sheets

	December 31
	2006	2005
	(In Thousands)
Assets
Current assets:
Trade accounts receivable, net of allowance for doubtful accounts of $1,529 and $1,780 as of December 31, 2006 and 2005, respectively	$51,783	$53,379
Due from partners	2,575	2,676
Related-party receivables	1,450	378
Other receivables	1,324	1,044
Inventories	10,827	14,044
Prepaid expenses	3,598	2,662

Total current assets	71,557	74,183

Property and equipment, net	154,396	176,217
Prepaid pension costs	7,292	6,798
Other assets	4,580	5,468

	$237,825	$262,666

Liabilities and partners’ equity
Current liabilities:
Trade accounts payable	$1,676	$646
Trade accounts payable — related party	6,368	9,964
Accrued compensation	7,343	6,681
Deferred revenue	15,424	17,944
Accrued expenses	17,954	13,525
Overnight and other short-term borrowings	4,230	—
Current portion of capital leases	1,097	1,085

Total current liabilities	54,092	49,845

Obligations under capital leases	3,871	3,889
Long-term debt	75,500	60,432
Accrued pension and other postretirement benefits	13,536	17,986
Other liabilities	2,677	3,873
Partners’ equity	88,149	126,641

	$237,825	$262,666

See accompanying notes.

The Denver Newspaper Agency LLP
Consolidated Statements of Income

	Years Ended December 31
			(unaudited)
	2006	2005	2004
		(In Thousands)
Operating revenue, net:
Advertising	$339,450	$365,266	$367,338
Circulation	48,483	47,645	46,331
Other	21,055	18,825	15,657

Total operating revenue	408,988	431,736	429,326

Operating expenses:
Payroll and benefits	131,541	128,316	126,224
Newsprint and ink	78,797	81,117	82,611
Marketing, general, and administrative	131,413	131,897	130,032
Depreciation and amortization	45,675	43,094	18,985

Total operating expenses	387,426	384,424	357,852

Operating income	21,562	47,312	71,474

Other expense, net	(3,013)	(115)	(354)

Net income	$18,549	$47,197	$71,120

See accompanying notes.

The Denver Newspaper Agency LLP
Consolidated Statements of Partners’ Equity

	Years Ended December 31
			(unaudited)
	2006	2005	2004
	(In Thousands)
Balance, beginning of period	$126,641	$155,734	$192,447

Net income	18,549	47,197	71,120
Net change in other comprehensive income:
Additional minimum pension liability decrease (increase)	6,625	2,061	(8,654)
Unrealized loss (gain) on interest rate swap decrease (increase)	734	649	(1,179)

Total comprehensive income	25,908	49,907	61,287
Distributions to partners	(64,400)	(79,000)	(98,000)

Balance, end of period	$88,149	$126,641	$155,734

See accompanying notes.

The Denver Newspaper Agency LLP
Consolidated Statements of Cash Flows

	Years Ended December 31
			(unaudited)
	2006	2005	2004
		(In Thousands)
Operating activities
Net income	$18,549	$47,197	$71,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,675	43,094	18,985
(Gain) loss on sale of property and equipment	823	(15)	10
Provision for bad debts	940	823	2,177
Changes in operating assets and liabilities:
Trade accounts and other receivables	376	(5,071)	329
Inventories	3,217	(4,642)	3,076
Prepaid expenses and other assets	(556)	(1,245)	(316)
Trade accounts payable and accrued liabilities	6,121	(2,578)	6,098
Related party and other affiliates	(4,567)	4,776	(3,189)
Deferred revenue	(2,520)	1,623	258
Changes in other assets and liabilities	1,713	2,310	(623)

Net cash provided by operating activities	69,771	86,272	97,925

Investing activities
Purchases of property and equipment	(15,585)	(15,411)	(5,879)
Construction in progress	(97,024)	(32,229)	(22,703)
Proceeds from sale of property and equipment	89,062	116	34

Net cash used in investing activities	(23,547)	(47,524)	(28,548)

Financing activities
Proceeds from borrowings	106,450	37,729	22,703
Capital lease payments	(1,122)	(841)	(1,157)
Long-term debt repayments	(87,152)	—	—
Distributions to partners	(64,400)	(79,000)	(98,000)

Net cash used in financing activities	(46,224)	(42,112)	(76,454)

Net decrease in cash and cash equivalents	—	(3,364)	(7,077)
Cash and cash equivalents at beginning of year	—	3,364	10,441

Cash and cash equivalents at end of year	$—	$—	$3,364

Supplemental disclosure of cash flow information:

Interest, paid in cash	$1,744	$413	$426

Interest received, paid in cash	$(306)	$(282)	$(82)

Equipment acquired via capital lease	$1,116	$891	$—

See accompanying notes.

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
1. Organization and Summary of Significant Accounting Policies
Nature of Business
The Denver Newspaper Agency LLP (the Agency) and its wholly owned subsidiary DNACA, LLP (DNACA) (collectively referred to as the Partnership), publishes The Denver Post and the Rocky Mountain News and manages the related business operations. The Agency is a limited liability partnership which was formed on January 23, 2001 under a joint operating agency (JOA) agreement between the Denver Publishing Company owned 100% by E.W. Scripps Company (Scripps), owner of The Rocky Mountain News and The Denver Post Corporation (DPC), owner of The Denver Post, in accordance with The Newspaper Preservation Act of 1970. MediaNews Group, Inc. (MNG) owns 100% of DPC. The Newspaper Preservation Act of 1970 provides a limited exemption from anti-trust laws and permits, under certain circumstances, the formation of JOAs between newspapers. A JOA combines the business operations, including administration, circulation, printing, and marketing, of competing newspapers in a market to allow the continuing operation of both newspapers and maintain separate editorial voices. Editorial costs are incurred directly by Scripps and MNG. The JOA agreement was approved by the United States Attorney General in January of 2001 and continues for 50 years. The Agency is operated under The Denver Newspaper Agency Limited Liability Partnership Operating Agreement, as amended, and The Denver Newspaper Agency Joint Operating Agreement.
In April 2004, the Agency created DNACA as a part of build to suit construction (see Note 5). DNACA served as the construction agent for the construction of a new headquarters building for the Partnership.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Basis of Presentation
The consolidated financial statements include the accounts of the Agency and DNACA. Intercompany balances and transactions are eliminated in consolidation.

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Cash and Cash Equivalents
For the purpose of reporting cash flows, cash and cash equivalents includes cash on hand, money market accounts, and investments with original maturities of three months or less.
Concentrations of Risk
In the normal course of business, the Partnership grants unsecured credit to its customers. No one customer accounts for a significant portion of the Partnership’s accounts receivable. The Partnership does not derive a significant portion of its revenues from a single customer.
Approximately 85% of the Partnership’s workforce is comprised of employees covered under collective bargaining agreements. The majority of the collective bargaining agreements covering these employees expire in January 2008.
Trade Accounts Receivable
Trade accounts receivable are generated from advertisers, commercial printing customers, single copy newspaper outlets, newspaper subscribers, and independent newspaper delivery contractors. The Partnership extends unsecured credit to the majority of its customers. Credit limits, setting and maintaining credit standards, and managing the overall quality of the credit portfolio are reviewed continually by the Partnership. The Partnership maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on the analysis of accounts receivable agings and specific identification of accounts, which are unlikely to be collected.
Inventories
Inventories consist primarily of newsprint and are stated at the lower of cost, using the first-in, first-out method or market.

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Property and Equipment
Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years (see Note 2). Property and equipment at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Land and improvements	$6,972	$6,972
Buildings and improvements	77,038	73,718
Machinery and equipment	232,285	245,578
Computer software	27,629	28,400
Construction in progress	70,079	65,536

	414,003	420,204
Less accumulated depreciation and amortization	(259,607)	(243,987)

Net property and equipment	$154,396	$176,217

As a result of the commencement of a consolidated printing plant project, the Partnership reevaluated and shortened the depreciable asset lines of its existing production plant and equipment (see Note 2).
Internal Use Software
The Partnership accounts for internal use software in accordance with AICPA’s Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires costs of software developed for internal use to be capitalized during the application development stage. Software costs capitalized were $1,479,000, $1,271,000 and $1,067,000 (unaudited) for the years ended December 31, 2006, 2005 and 2004, respectively. These capitalized software costs are being amortized over the estimated useful life of the software.

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Workers’ Compensation
The Partnership is responsible for workers’ compensation claims up to certain limits above which insurance has been obtained. The Partnership has recorded an estimated liability for workers’ compensation claims which have been reported but not yet paid as well as for claims which have been incurred but not reported as of December 31, 2006 and 2005. Liabilities for unpaid claims are estimated based upon historical experience. At December 31, 2006 and 2005, the Partnership accrued $509,000 and $593,000, respectively, for unpaid and incurred workers’ compensation claims.
Derivative Financial Instruments
Derivative financial instruments are recorded as assets or liabilities, at fair value. If derivatives qualify as and are designated as hedges, changes in the fair value of cash flow hedges are generally recognized in other comprehensive income, until the hedged transaction affects operating results, at which time any unrealized gain or loss on the derivative is included in operating results. Any ineffective amount related to hedges is reflected in operating results as the change occurs. Currently, the Partnership is utilizing interest rate hedges in conjunction with its borrowings related to consolidating its production facilities.
Revenue Recognition
Advertising revenues are recognized when the advertisements are published. Circulation revenues are recognized when the newspapers are delivered to individual subscribers or sold to independent distributors for resale.
The Partnership enters into contractual agreements with certain customers which provide for certain rates based upon committed advertising volume over the term of the contract. Such customers are eligible for a rebate, or are qualified for an improved advertising rate for future contracts, if advertising volume surpasses the commitment level. The Partnership records estimated rebates as reductions of revenue at the time the related revenue is recorded. Anticipated rebates are accrued on the Partnership’s consolidated balance sheets and totaled $339,000 and $515,000 at December 31, 2006 and 2005, respectively.
Deferred revenue represents amounts received from subscribers in advance of delivery of newspapers and is recorded as deferred revenue until the related newspapers are delivered. It also

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
1. Organization and Summary of Significant Accounting Policies (continued)
includes amounts received from advertisers in advance of publication of their advertising by the Partnership.
Income Taxes
The Partnership is organized as a limited liability partnership and is treated as a partnership for income tax purposes. As a result, federal and state income taxes accrue to the individual partners. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements.
Comprehensive Income
Comprehensive income consists of the net income and other gains and losses affecting partners’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. For the Partnership, other comprehensive income or loss consists of adjustments to the minimum pension liability and unrealized (income) loss on interest rate swaps. Accumulated other comprehensive loss is comprised as follows:

			(unaudited)
	2006	2005	2004

Minimum pension liability	$8,714,000	$15,339,000	$17,400,000
Unrealized (income) loss on interest rate swap	(204,000)	530,000	1,179,000

	$8,510,000	$15,869,000	$18,579,000

Advertising
Advertising costs are expensed as incurred and are included in marketing, general, and administrative expenses in the accompanying consolidated statements of income. Amounts expensed as advertising costs are $8,880,000, $10,570,000 and $9,718,000 (unaudited) for the years ended December 31, 2006, 2005 and 2004, respectively.

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Litigation
The Partnership, from time to time, is involved in various lawsuits incidental to the ordinary course of business, including complaints alleging discrimination. Management believes that the ultimate outcome of any existing litigation will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Partnership.
Impairment of Long-Lived Assets
The Partnership periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from use of such asset is less than its carrying amount. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. During the years ended December 31, 2006, 2005 and 2004 (unaudited), respectively, management determined no write-down related to impairment was necessary.
Recently Issued Accounting Standards
In October 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R). SFAS No. 158 applies to all plan sponsors who offer defined benefit postretirement benefit plans and requires an entity to:
•	Recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status.

•	Measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year.

•	Recognize changes in the funded status of a defined postretirement plan in comprehensive income in the year in which the changes occur.
SFAS No. 158 does not change the amount of net periodic cost included in net income. The requirement to recognize the funded status of a defined benefit postretirement plan and the

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
1. Organization and Summary of Significant Accounting Policies (continued)
disclosure requirements are effective for fiscal years ending after June 15, 2007, or for the Partnership, for the calendar year ending December 31, 2007. The Partnership will change its measurement date from September 30 to December 31, the date of the Partnership’s year-end statement of financial position. See Note 8 for information on the Partnership’s pension plans.
2. Consolidated Printing Plant Project
In October 2005, the Partnership committed to a plan to purchase new high-speed printing presses, additional packaging equipment, and expand an existing production facility in order to consolidate the majority of all production operations into a single location by January 2008. The total estimated cost of the project is approximately $135,000,000 and includes an estimated cost for new equipment of $113,000,000 and building construction modifications of $22,000,000. The consolidation of the printing facilities will enable the Partnership to print The Denver Post and The Rocky Mountain News at the same facility. The cost of the project is being financed under the credit facility arrangements discussed in Note 3. Interest during the construction and installation period is being capitalized. At December 31, 2006, 2005 and 2004, approximately $2,527,000, $41,000 and $0 (unaudited), respectively, of interest has been capitalized in construction in progress related to the printing plant project and is included in property and equipment.
As a result of the commencement of the consolidated printing plant project, the Partnership reevaluated and shortened the depreciable asset lives of the existing production plant and equipment. The Partnership recorded additional accelerated depreciation of $24,270,000 and $24,356,000 as a result of the shortened useful lives of these assets in 2006 and 2005, respectively.
3. Credit Facility Arrangements
In October 2005, the Partnership entered into a $150 million revolving credit facility (Revolver) due in full in October 2010. Proceeds from the Revolver are being used to fund the Partnership’s consolidation of printing facilities discussed in Note 2, including the purchase of new high-speed presses, packaging/mailroom equipment, the construction of a new 7,700 square foot railroad spur enclosure, and the expansion of the newsprint warehouse. In addition, a portion of the proceeds were used for the purchase of furniture, fixtures, and equipment for the Partnership’s new downtown office facility. The Revolver is an unsecured arrangement.

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
3. Credit Facility Arrangements (continued)
Under the Revolver, the Partnership may obtain letters of credit not exceeding $75 million and swingline loans not exceeding $15 million. As of December 31, 2006, the Partnership had swingline borrowings of $4,230,000 included as overnight and other short-term borrowings on the accompanying consolidated balance sheets.
Interest is based on the LIBOR rate plus a margin rate. The margin rate is based on the Partnership’s leverage ratio, as defined, and ranges from 0.40% to 0.70%. Alternatively, at the Partnership’s option, interest can be calculated at the margin rate plus the higher of: (a) the annual floating rate established by Wells Fargo Bank, National Association, in San Francisco, California as its “prime rate” for domestic (United States) commercial loans in effect on such day, or (b) the annual floating rate equal to one-half of one percent (.50%) in excess of the federal funds effective rate on such day. In addition to interest due on any amounts outstanding, the Partnership is also responsible for certain commitment fees in the approximate amount of $86,000 and letter of credit fees in the approximate amount of $268,000. Outstanding borrowings under the Revolver amounted to $75.5 million at December 31, 2006. As of December 31, 2006, the Partnership’s borrowings under this arrangement were at an aggregate effective interest rate of 6.1%.
Under the terms of the Revolver, the Partnership is required to meet, and at December 31, 2006 is in compliance with, the following financial covenants:
(a) Leverage Ratio. The Leverage Ratio cannot exceed: (i) between the Effective Date and March 31, 2006, 2.25 to 1.00; (ii) between April 2, 2006 and March 31, 2008, 2.50 to 1.00; (iii) between April 1, 2008 and September 30, 2008, 2.25 to 1.00; and (iv) at any time after September 30, 2008, 2.00 to 1.00.
(b) Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio, as measured as of the last day of each fiscal quarter, cannot be less than 3.00 to 1.00.

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
4. Leases
The Partnership leases certain equipment, vehicles and office space under various operating and capital leases. Several of these leases contain renewal and purchase options and escalation clauses. Rent expense for leases with escalation clauses is recognized on a straight-line basis. Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

	Capital
	Lease	Operating
	Obligations	Leases

Year ended December 31:
2007	$1,441	$9,946
2008	1,464	9,405
2009	1,417	8,428
2010	645	7,529
Thereafter	966	137,842

	5,933	$173,150

Less amount representing interest	965

Total principal	4,968
Less current portion	1,097

Long-term portion	$3,871

At December 31, 2006 and 2005, the gross book value of equipment under capital lease was $9,752,000 and $9,334,000 with a net carrying amount of $4,071,000 and $4,056,000, respectively. The interest rates associated with these capital leases range from 5% to 16% per annum. Amortization of assets recorded under capital leases is recorded as depreciation expense in the consolidated statements of income. Rental expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was $11,454,000, $9,002,000 and $8,463,000 (unaudited), respectively. Included in rent expense for the year ended December 31, 2006 was $995,000 paid in conjunction with the early lease termination of one of the Partnership’s office locations. The Partnership receives rental income from leasing a portion of its new headquarters facility to MNG as discussed in Note 12.

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
5. Construction Financing Arrangement
On April 6, 2004, the Partnership entered into an arrangement to acquire land and construct a downtown office facility. The Partnership selected a lease financing arrangement during the construction period to take advantage of the favorable financing rates.
The construction financing arrangement and related lease had interest-only payments at LIBOR plus approximately 80 basis points. At September 29, 2006, the lease principal was paid off in full. At December 31, 2005, $54.9 million was outstanding under the construction financing and the related costs paid had been capitalized as construction in progress. During the years ended December 31, 2006, 2005 and 2004, approximately $3.9 million, $1.7 million and $0 (unaudited), respectively, of interest was capitalized in conjunction with the construction financing of the downtown office facility.
6. Sale Leaseback Transaction
During the year ending December 31, 2006, the Partnership sold its headquarters’ property and simultaneously leased it back from the purchaser. The property subject to this sale had a carrying value of approximately $89.4 million. Net proceeds related to this transaction amounted to approximately $89.0 million. The proceeds were used to pay off the related construction loan of approximately $87.2 million and the Partnership recorded a loss of approximately $0.4 million for the year ended December 31, 2006. The Partnership entered into a 23-year lease in conjunction with the sale leaseback arrangement. Future minimum lease payments under this noncancellable operating lease are disclosed in Note 4.
7. Derivative Financial Instruments
At December 31, 2006 and 2005, the Partnership had interest rate swap agreements with a notional amount of $60,000,000. Under the agreements, beginning October 2006 and through November 2011, the Partnership will receive payments based on LIBOR and make payments based on fixed rates ranging from 4.670% to 5.095% (weighted-average of 4.992%). For the year ended December 31, 2006, the Partnership had received net settlements of $35,000. The contracts were originally entered into to partially protect against the cash flow variability of the interest payments relating to the construction financing arrangement discussed in Note 5. In October 2006, the Partnership redesignated the hedge agreement as protection against the cash flow variability of the interest payments relating to the Revolver borrowings, which are primarily being used to finance the consolidated printing plant project referenced in Note 2.

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
7. Derivative Financial Instruments (continued)
The contracts are expected to provide an economic hedge against the impact of changes in LIBOR and the contracts qualify as a cash flow hedge. The estimated fair value of the contracts at December 31, 2006 and 2005 was $(204,000) and $530,000, respectively, which has been recorded as accumulated other comprehensive (gain) or loss. For the year ended December 31, 2006, the Partnership recognized $231,000 of interest expense charged to operations as a result of this hedge transaction. Derivative financial instruments carry the risk that the counterparty may not be able to meet the terms of the contract; however, the risk is not equal to the notional amount, but rather the net amounts to be settled under the contract.
8. Pension and Other Postretirement Benefits
The Partnership sponsors pension and postretirement benefit plans for its employees. The pension plans cover most of the Partnership’s employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits generally are based on years of credited service and average earnings or a specified benefit amount, depending upon the specific plan. The Partnership’s policy is to fund its pension obligations in conformity with the funding requirements of applicable laws and governmental regulations.
Other postretirement benefits are in the form of retirement medical plans and specified life insurance benefits and cover certain employees as specified in certain union agreements and provide for the payment of certain medical costs, medical premiums, and/or life insurance premiums of eligible employees and dependents upon retirement.
The following tables set forth the changes in the benefit obligations and the plan assets, the funded status of the plans, and the amounts recognized in the Partnership’s consolidated financial statements as of December 31, 2006 and 2005 (in thousands):

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
8. Pension and Other Postretirement Benefits (continued)

	2006		2005
		Other		Other
	Pension	Postretirement	Pension	Postretirement

Change in benefit obligations
Benefit obligation at beginning of year	$128,971	$13,632	$114,455	$6,126
Service cost	5,631	568	5,621	118
Interest cost	6,962	725	6,754	349
Actuarial (gain) loss	(7,302)	(329)	6,562	8,050
Benefits and expenses paid	(4,491)	(666)	(4,421)	(1,174)

Benefit obligation at end of year	$129,771	$13,930	$128,971	$13,469

Change in plan assets
Fair value of plan assets at beginning of year	$109,633	$—	$98,310	$—
Actual return on plan assets	8,694	—	11,697	—
Employer contributions	4,146	666	4,047	1,174
Benefits and expenses paid	(4,491)	(666)	(4,421)	(1,174)

Fair value of plan assets at end of year	$117,982	$—	$109,633	$—

Prepaid (accrued) benefit cost
Funded status of the plan	$(11,789)	$(13,930)	$(19,338)	$(13,469)
Unrecognized loss	26,014	7,127	34,787	7,964
Unrecognized prior service cost	303	220	436	281
Net transition asset	(5,171)	—	(6,072)	—

Prepaid (accrued) benefit cost	$9,357	$(6,583)	$9,813	$(5,224)

Amounts recognized in consolidated balance sheets
Prepaid pension cost	$7,292	$—	$6,798	$—
Accrued pension benefit	(6,953)	(6,583)	(12,762)	(5,224)
Intangible assets	304	—	438	—
Accumulated other comprehensive income	8,714	—	15,339	—

Total recognized	$9,357	$(6,583)	$9,813	$(5,224)

The Partnership uses September 30 as the measurement date for the majority of the pension plans and the postretirement plan.

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
8. Pension and Other Postretirement Benefits (continued)

	2006		2005
		Other		Other
	Pension	Postretirement	Pension	Postretirement

Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	6.00%	5.90%	5.50%	5.50%
Expected long-term rate of return on plan assets	8.25%	—	8.25%	—
Average rate of compensation	3.25%	—	3.25%	—
The expected long-term rate of return on assets was determined based on several factors including the Partnership’s review of historical industry data, discussions with outside actuaries on current trend analysis, review of the most recent positions/assumptions of its parent companies and discussion with the Partnership’s and Plans’ investment advisors. As such, the Partnership has decided to keep its assumed rate of return at 8.25% as of September 30, 2006 and 2005.
The Partnership’s pension plan asset allocations for its principal plans are as follows:

	Percentage of
	Plan Assets
	at December 31
	2006	2005

Asset category
Equity securities	70%	68%
Debt securities	27%	29%
Cash and cash equivalents	3%	3%

	100%	100%

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
8. Pension and Other Postretirement Benefits (continued)
The Partnership’s investment policy for the pension plans is to have a balanced investment approach with a long-term bias towards equity investments. The Partnership’s investment strategy is to generate steady returns over an extended period of time, consistent with the demographic make-up of the persons covered by the plan. The target plan asset allocation for 2007 is approximately 70% in equity securities, 30% in fixed income securities, with not more than 3% of the fixed income securities in cash and cash equivalents.

					(unaudited)
	2006		2005		2004
		Other Post-		Other Post-		Other Post-
	Pension	retirement	Pension	retirement	Pension	retirement
	(In Thousands)
Components of net periodic benefit cost
Service cost	$5,631	$568	$5,621	$118	$5,219	$147
Interest cost	6,962	725	6,754	349	6,384	356
Expected return on plan assets	(9,050)	—	(8,655)	—	(9,032)	—
Amortization of prior service cost	133	61	174	61	175	61
Amortization of loss	1,827	507	1,179	225	848	226
Amortization of net transition asset	(901)	—	(901)	—	(901)	—

Total net periodic benefit cost	$4,602	$1,861	$4,172	$753	$2,693	$790

					(unaudited)
	2006		2005		2004
		Other Post-		Other Post-		Other Post-
	Pension	retirement	Pension	retirement	Pension	retirement
	(In Thousands)

Weighted-average assumptions used in the computation of amounts related to net periodic benefit costs
Discount rate	5.50%	5.50%	6.00%	6.00%	6.25%	6.25%
Expected return on plan assets	8.25%	—	8.25%	—	9.00%	—
Rate of compensation increase (pay related plans)	3.25%		3.25%	—	3.50%	—

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
8. Pension and Other Postretirement Benefits (continued)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
	Pension	Postretirement
	(In Thousands)
2007	$5,473	$800
2008	5,834	900
2009	6,072	900
2010	6,459	1,000
2011	6,862	1,100
Years 2012—2016	42,684	6,400
The health care cost trend rate used to measure the expected cost of benefits was 10% for 2006 and 8% for 2005 and is assumed to trend downward slightly each year to 5% for 2011 and thereafter. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2006 by $1,546,000, and the aggregate service and interest cost in 2006 by $167,000.
The accumulated benefit obligation for all defined benefit pension plans was $122,827,000 and $122,295,000 at December 31, 2006 and 2005, respectively.
Four of the Partnership’s six pension plans have accrued pension costs totaling $6,953,000 and $12,762,000 as of December 31, 2006 and 2005, respectively. These plans have a projected benefit obligation of $102,734,000 and $100,745,000 and plan assets with a fair value of $89,230,000 and $81,308,000 at December 31, 2006 and 2005, respectively.

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
8. Pension and Other Postretirement Benefits (continued)
Information for the four pension plans with an accumulated benefit obligation in excess of plan assets are as follows (in thousands):

	2006	2005

Accumulated benefit obligation	$(95,790)	$(94,069)
Fair value of plan assets	89,230	81,308
Accrued pension costs	(2,458)	(3,016)
Prior service costs	304	438

Accumulated other comprehensive income	$(8,714)	$(15,339)

Under collective bargaining agreements, the Partnership is required to contribute to five multiemployer pension plans. The Partnership makes payments based on the number of shifts worked by union employees. Contributions made by the Partnership for the multiemployer pension plans were $1,221,000, $993,000 and $940,000 (unaudited) for the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2005, the Partnership froze contributions to one of the collective bargained single employer plans and instead, began making monthly contributions to a multiemployer plan. The frozen single employer plan is in a prepaid asset position at December 31, 2006 and 2005.
9. Other Employee Benefit Plans
Employee Savings Plan
The Partnership sponsors two employee savings plans under section 401(k) of the Internal Revenue Code, the Denver Newspaper Agency Savings Plan (Agency Plan) and the Denver Newspaper Agency Employees’ Savings Plan (Employees’ Plan). Under the terms of the Agency Plan, substantially all employees who are not members of a collective bargaining unit are eligible to participate after completion of three months of service. Under the terms of the Employees’ Plan, substantially all employees who are members of collective bargaining units are eligible to participate after three months of service. The Agency Plan and the Employees’ Plan are funded by both voluntary employee contributions and employer matching contributions. The maximum contribution by participants is 20% of their salary. The Agency Plan and the Employees’ Plan require employer matching contributions of 50% of the participants’ contributions, for all participants, on the first 6% of the participant’s compensation up to 3% per pay period. The Partnership contributed approximately $1,514,000, $1,561,000 and $1,783,000 (unaudited) to the plans during the years ended December 31, 2006, 2005 and 2004, respectively.

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
9. Other Employee Benefit Plans (continued)
Deferred Compensation Plan
The Partnership sponsors a Deferred Compensation Plan (the Plan), for certain of its employees. Under the terms of the Plan the employees may defer a percentage of their salary into the Plan. The Plan is unfunded. The fair market value or the Partnership’s liability under the Plan is determined by certain financial indices as selected by participants. At December 31, 2006 and 2005, the Partnership had recorded a deferred compensation liability of $2,650,000 and $3,343,000, respectively.
10. Allocation of Net Income
Net income of the Partnership is allocated to the partners in proportion to their percentage interests, after giving effect to certain special allocations primarily related to the tax effects of depreciation. At December 31, 2006, 2005 and 2004 (unaudited), DPC and Scripps each held a 50% interest.
11. Partnership Distributions
Periodic Distributions
Monthly distributions of Partnership funds not required for operation of the Partnership are made to the partners in proportion to their Partnership interests.
Special Distributions
As of the date of the formation of the Partnership, a determination, as specified in the Limited Liability Partnership Agreement of The Denver Newspaper Agency (LLP Agreement), of the federal income tax depreciation deductions, using the methods used by MNG prior to formation of the Partnership, attributable to assets contributed to the Partnership by MNG and allocable to MNG, was to be made. Five years from the date of formation of the Partnership, a determination, as specified in the LLP Agreement of the federal income tax depreciation deductions, using methods as specified under Section 704(c) of the Internal Revenue Code, attributable to assets contributed to the Partnership by MNG and allocable to MNG, is to be made. 123% of the excess of the amount determined at the formation of the Partnership over the amount determined five years after formation, is to be paid by the Partnership to MNG through special distribution. The Partnership’s partners are responsible for the calculation of this special distribution, which has not yet been calculated.

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
12. Related-Party Transactions
Shared Service Agreements
Scripps performs various business services on behalf of the Partnership. Scripps provides certain accounting functions and accounting systems services through its Financial Service Center in Cincinnati, Ohio. The Partnership pays approximately $22,000 per month for these services. The amounts charged to the operations of the Partnership for these services for the years ended December 31, 2006, 2005 and 2004, were approximately $272,000, $266,000 and $261,000 (unaudited), respectively. In addition, the Partnership utilizes Scripps’ computer information and network systems. The Partnership pays approximately $20,000 per month for these services and approximately $238,000, $212,000 and $207,000 (unaudited) was charged to the Partnership’s operations for the years ended December 31, 2006, 2005 and 2004, respectively.
Web Hosting and News Media Program Services
Commencing April 2001, the Partnership began purchasing Web hosting and news media program services from MNG and Scripps. The total amount charged to the Partnership’s operations for the years ended December 31, 2006, 2005 and 2004, was approximately $1,228,000, $1,202,000 and $1,089,000 (unaudited), respectively.
Due From Partners
Amounts due from (payable to) partners consist of amounts receivable (payable), net, from Scripps and MNG, respectively, related to payment of certain operating expenses and totaled $(209,000) and $2,784,000 and $(14,000) and $2,690,000 at December 31, 2006 and 2005, respectively. The amount due from MNG primarily represents The Denver Post editorial expenses paid by the Partnership.
Purchase Commitments
Under the terms of The Denver Newspaper Agency Joint Operating Agreement, the Partnership is required to purchase one-half of all newsprint used in its operations from MNG and the remaining one-half from Scripps. MNG and Scripps are to supply the Partnership with newsprint at their cost, defined by The Denver Newspaper Agency Joint Operating Agreement as the average price paid for Denver deliveries (without any corporate markup) pursuant to newsprint contracts or otherwise. At December 31, 2006 and 2005, the Partnership had a payable to the owners of $6,368,000 and $9,964,000, respectively. For the years ended December 31, 2006,

The Denver Newspaper Agency LLP
Notes to Consolidated Financial Statements (continued)
12. Related-Party Transactions (continued)
2005 and 2004, MNG and Scripps on a combined basis supplied the Partnership approximately $75,325,000, $77,937,000 and $79,616,000 (unaudited), respectively, in newsprint.
Related-Party Entities
During the year ended December 31, 2006, the two owners of the Partnership formed two additional business entities owned equally by each. These entities have independent business operations from the Partnership. At December 31, 2006 and 2005, the Partnership had a receivable in the total amount of $1,450,000 and $378,000, respectively, from them for expenses advanced by the Partnership on their behalf.
Office Facilities Rental Agreement
Effective September 2006, MNG leases office space in the Partnership’s downtown office facility. Under the terms of the month-to-month arrangement, MNG pays its prorated share of the rent payment, utilities and operating expenses of the facility. For the year ended December 31, 2006, the Partnership has recognized approximately $240,000 as sublease income under this arrangement, which is included in other revenue in the consolidated statements of income.

EXHIBIT INDEX
Exhibits
2.1	Stock and Asset Purchase Agreement dated as of April 26, 2006, between MediaNews Group, Inc. and The McClatchy Company (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed May 1, 2006)

2.2	Stock and Asset Purchase Agreement dated as of April 26, 2006, between The Hearst Corporation and The McClatchy Company (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed May 1, 2006)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s June 30, 2005 Form 10-K)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s June 30, 2005 Form 10-K)

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s From 10-Q for the period ended December 31, 2003)

4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

10.1	Credit Agreement dated as of December 30, 2003 by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein, and Bank of America, N.A., as administrative agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed January 14, 2004)

10.2	First Amendment to Credit Agreement, dated as of January 20, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-4 filed February 23, 2004)

10.3	Second Amendment to Credit Agreement, dated as of April 16, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the registrant’s June 30, 2004 Form 10-K)

10.4	Third Amendment to Credit Agreement, dated as of August 30, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the registrant’s June 30, 2004 Form 10-K)

EXHIBIT INDEX (continued)
Exhibits (continued)
10.5	Fourth Amendment to Credit Agreement, dated as of September 8, 2005, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the registrant’s June 30, 2005 Form 10-K)

10.6	Fifth amendment to Credit Agreement dated as of June 28, 2006, by and among MediaNews Group, Inc., the guarantors party thereto, the lenders named therein and Bank of America, N.A., as administrative agent*

10.7	Sixth Amendment to Credit Agreement dated as of August 2, 2006, by and among MediaNews Group, Inc., the guarantors party thereto, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed August 8, 2006)

10.8	Amended and Restated Shareholders Agreement of MediaNews Group, Inc. by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004 (incorporated by reference to Exhibit 10.7 to the registrant’s Form S-4/A (File No. 333-113028), filed March 18, 2004)

10.9	Amendment to the Amended and Restated Shareholders Agreement of MediaNews Group, Inc. dated as of June 30, 2005, by and among MediaNews Group, Inc. and the shareholders named therein, effective as of January 31, 2000, and amended and restated as of March 16, 2004 (incorporated by reference to Exhibit 10.7 to the registrant’s June 30, 2005 Form 10-K)

10.10	Employment Agreement dated July 1, 2005 between MediaNews and William Dean Singleton (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed July 5, 2005)

10.11	Employment Agreement dated July 1, 2005 between MediaNews and Joseph J. Lodovic IV (incorporated by reference to Exhibit 99.3 to the registrant’s Form 8-K filed July 5, 2005)

10.12	Amended and Restated Joint Operating Agreement, dated as of April 30, 2004 by and between York Newspapers, Inc., York Newspapers Holdings, Inc., The York Newspaper Company, York Newspapers Holdings, L.P. and York Dispatch Publishing Company, LLC (incorporated by reference to Exhibit 10.8 to the registrant’s June 30, 2004 Form 10-K)

10.13	Singleton Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.14	Scudder Family Voting Trust Agreement for MediaNews Group, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-Q for the period ended March 31, 2000)

10.15	Amendment and Restatement of Agreement, by and between Kearns-Tribune, LLC and Deseret News Publishing Company, dated as of July 1, 2006*

10.16	Limited Liability Company Operating Agreement of Newspaper Agency Company, LLC dated as of July 1, 2006*

10.17	Option Purchase Agreement between Garden State Newspapers, Inc., the predecessor of MediaNews Group, Inc., and Greenco, Inc., dated as of January 30, 1998 (incorporated by reference to Exhibit 10.13 to the registrant’s Form S-4 filed February 23, 2004)

EXHIBIT INDEX (continued)
Exhibits (continued)
10.18	Joint Operating Agreement by and between The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated as of May 11, 2000 (incorporated by reference to Exhibit 10.14 to the registrant’s Form S-4 filed February 23, 2004)

10.19	First Amendment to the Joint Operating Agreement by and among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated January 22, 2001 (incorporated by reference to Exhibit 10.15 to the registrant’s Form S-4 filed February 23, 2004)

10.20	Limited Liability Partnership Agreement of The Denver Newspaper Agency LLP dated as of January 22, 2001 (incorporated by reference to Exhibit 10.16 to the registrant’s Form S-4 filed February 23, 2004)

10.21	Second Amended and Restated Partnership Agreement for Texas-New Mexico Newspapers Partnership, a Delaware general partnership, by and among Gannett Texas L.P. and Northwest New Mexico Publishing Company*

10.22	Third Amended and Restated Partnership Agreement for California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC; Stephens California Media; The Sun Company of San Bernardino, California; California Newspapers, Inc.; Media West—SBC, Inc. and Media West—CNI, Inc., dated as of August 2, 2006*

10.23	Purchase Agreement, dated as of April 30, 2004, between Buckner News Alliance, Inc., MediaNews Group, Inc., York Newspapers Holdings, LLC, MediaNews Group Interactive and York Daily Record LLC and related side letter (incorporated by reference to Exhibit 10.20 to the registrant’s June 30, 2004 Form 10-K)

10.24	Master Restructuring and Purchase Agreement, dated as of May 7, 2004, among Daily Gazette Company, MediaNews Group, Inc., Charleston Publishing Company and Charleston Newspapers (incorporated by reference to Exhibit 10.21 to the registrant’s June 30, 2004 Form 10-K)

10.25	Stock Purchase Agreement dated January 4, 2005, by and among MediaNews Group, Inc., as purchaser, and The Singleton Family Revocable Trust and Peter Bernhard, as sellers (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the period ended December 31, 2004)

10.26	MediaNews Group, Inc. Career RSU Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed July 5, 2005)

10.27	Shareholder Agreement dated as of July 1, 2005, as amended as of September 22, 2005, by and among MediaNews Group, Inc. and Joseph J. Lodovic, IV (incorporated by reference to Exhibit 10.24 to the registrant’s June 30, 2005 Form 10-K)

10.28	Agreement dated April 26, 2006 between MediaNews Group, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 99.3 to the registrant’s Form 8-K filed May 1, 2006)

10.29	Agreement dated April 26, 2006 between MediaNews Group, Inc., Gannett Co., Inc., and Stephens Group, Inc. (incorporated by reference to Exhibit 99.4 to the registrant’s Form 8-K filed May 1, 2006)

10.30	Stock Purchase Agreement dated as of August 2, 2006 between MediaNews Group, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed August 8, 2006)

21.1	Subsidiaries of MediaNews Group, Inc.*

EXHIBIT INDEX (continued)
Exhibits (continued)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Previously filed

**	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIANEWS GROUP, INC.
Date: March 30, 2007	By:	/s/ William Dean Singleton
William Dean Singleton
Vice Chairman, Chief Executive Officer and Director

	By:	/s/ Joseph J. Lodovic
Joseph J. Lodovic
President

	By:	/s/Ronald A. Mayo
Ronald A. Mayo
Vice President and Chief Financial Officer