Form 10-Q
period 2007-03-31
MEDIANEWS GROUP INC
filed 2007-05-15
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
(     ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 033-75156
MEDIANEWS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0425553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 W. Colfax Avenue, Suite 1100 Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)
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
Yes [   ]            No [X]
The total number of shares of the registrant’s Common Stock outstanding as of May 15, 2007 was 2,298,346.
*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2006 pursuant to Section 15(d) of the Securities Exchange Act of 1934. It is filing this Quarterly Report on Form 10-Q on a voluntary basis.

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2007

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
ITEM 4: CONTROLS AND PROCEDURES
     As of March 31, 2007, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that material information regarding us and/or our subsidiaries required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, as required, within the time periods specified in the Securities and Exchange Commission rules and forms.
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

MEDIANEWS GROUP, INC.
Dated: May 15, 2007	By:	/s/Ronald A. Mayo
Ronald A. Mayo
Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2007	June 30, 2006
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,880	$424
Accounts receivable, less allowance for doubtful accounts of $12,982 at March 31, 2007 and $9,282 at June 30, 2006	154,978	106,032
Inventories of newsprint and supplies	27,035	21,289
Prepaid expenses and other assets	20,654	11,954

TOTAL CURRENT ASSETS	207,547	139,699

PROPERTY, PLANT AND EQUIPMENT
Land	58,753	41,871
Buildings and improvements	233,341	131,336
Machinery and equipment	511,753	397,949
Construction in progress	13,804	57,657

TOTAL PROPERTY, PLANT AND EQUIPMENT	817,651	628,813
Less accumulated depreciation and amortization	(274,770)	(249,588)

NET PROPERTY, PLANT AND EQUIPMENT	542,881	379,225

OTHER ASSETS
Investment in unconsolidated JOAs (Denver and Salt Lake City)	255,050	228,925
Equity investments	51,074	54,457
Subscriber accounts, less accumulated amortization of $170,511 at March 31, 2007 and $161,776 at June 30, 2006	68,130	39,365
Excess of cost over fair value of net assets acquired	864,593	424,161
Newspaper mastheads	383,554	101,829
Advertiser lists, covenants not to compete and other identifiable intangible assets, less accumulated amortization of $50,144 at March 31, 2007 and $34,506 at June 30, 2006	178,839	15,656
Other	48,876	44,466

TOTAL OTHER ASSETS	1,850,116	908,859

TOTAL ASSETS	$2,600,544	$1,427,783

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2007	June 30, 2006
	(Dollars in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$68,335	$19,526
Accrued liabilities	110,304	68,668
Unearned income	56,069	31,715
Current portion of long-term debt and obligations under capital leases	12,648	4,133

TOTAL CURRENT LIABILITIES	247,356	124,042

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	1,139,441	863,760

OTHER LIABILITIES	69,336	28,774

DEFERRED INCOME TAXES, NET	117,624	103,349

MINORITY INTEREST	602,490	207,439

PUTABLE COMMON STOCK	40,361	40,899

ST. PAUL, MONTEREY AND TORRANCE PURCHASE PRICE (HEARST)	302,002	—

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,150,000 shares authorized: 2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Accumulated other comprehensive loss, net of taxes	(18,807)	(21,520)
Retained earnings	102,739	83,038
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	81,934	59,520

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,600,544	$1,427,783

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
REVENUES
Advertising	$249,623	$162,820	$788,580	$480,593
Circulation	53,793	34,551	154,906	97,182
Other	13,541	11,005	41,234	33,398

TOTAL REVENUES	316,957	208,376	984,720	611,173

LOSS FROM UNCONSOLIDATED JOAS (DENVER AND SALT LAKE CITY)	(7,132)	(8,133)	(8,673)	(16,403)

COSTS AND EXPENSES
Cost of sales	106,520	66,424	318,328	192,481
Selling, general and administrative	175,008	108,433	503,775	307,414
Depreciation and amortization	18,109	10,581	53,108	31,246
Interest expense	20,893	14,033	61,477	41,271
Other (income) expense, net	1,451	(288)	(9,774)	1,667

TOTAL COSTS AND EXPENSES	321,981	199,183	926,914	574,079

EQUITY INVESTMENT INCOME (LOSS), NET	(468)	264	38	4,688

GAIN ON SALE OF ASSETS AND DANBURY TRANSACTION, NET	26,628	804	42,892	1,127

MINORITY INTEREST	(8,042)	(8,415)	(43,008)	(22,991)

INCOME (LOSS) BEFORE INCOME TAXES	5,962	(6,287)	49,055	3,515

INCOME TAX BENEFIT (EXPENSE)	(1,688)	2,642	(18,505)	(1,429)

NET INCOME (LOSS)	4,274	(3,645)	30,550	2,086

ACCRETION RELATED TO ST. PAUL, MONTEREY AND TORRANCE PURCHASE PRICE (NOTE 7)	(4,544)	—	(11,388)	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(270)	$(3,645)	$19,162	$2,086

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,550	$2,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,159	45,168
Provision for losses on accounts receivable	8,798	6,946
Amortization of debt discount and deferred debt issuance costs	629	709
Net gain on sale of assets and Danbury transaction	(42,892)	(1,253)
Proportionate share of net income from unconsolidated JOAs	(28,113)	(32,220)
Distributions of net income from unconsolidated JOAs (a)	28,113	32,220
Equity investment income, net	(38)	(4,688)
Distributions of net income from equity investments (b)	1,018	4,635
Change in defined benefit plan assets, net of cash contributions	(3,555)	1,330
Deferred income tax expense	20,567	483
Change in estimated option repurchase price	(6,607)	375
Minority interest	43,008	22,991
Distributions paid to minority interest	(42,356)	(22,991)
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	342	342
Change in operating assets and liabilities	77,712	7,751

NET CASH FLOWS FROM OPERATING ACTIVITIES	143,335	63,884
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(430,057)	—
Business dispositions	14,000	—
Distributions in excess of net income from JOAs(a)	20,442	21,766
Distributions in excess of net income from equity investments(b)	1,775	430
Investment in Detroit and other investments, net of return of capital	112	(48,482)
Capital expenditures	(22,037)	(36,521)
Proceeds from the sale of assets	20,071	662

NET CASH FLOWS FROM INVESTING ACTIVITIES	(395,694)	(62,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of fees	443,528	51,100
Reduction of long-term debt and other liabilities	(165,370)	(48,783)
Distributions in excess of net income to minority interests	(21,343)	(3,682)

NET CASH FLOWS FROM FINANCING ACTIVITIES	256,815	(1,365)
INCREASE IN CASH AND CASH EQUIVALENTS	4,456	374
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	424	4,262

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,880	$4,636

(a) Total distributions from unconsolidated JOAs were $48.6 million and $54.0 million for the nine months ended March 31, 2007 and 2006, respectively.

(b) Total distributions from equity investments were $2.8 million and $5.1 million for the nine months ended March 31, 2007 and 2006, respectively.

Supplemental schedule of noncash investing activities:
Business acquisitions (St. Paul, Monterey and Torrance)	$(290,614)	$—
Business partners’ share of acquisitions (San Jose, Contra
Costa and Santa Cruz)	$(358,315)	—
Investment in Salt Lake Newspaper Production Facilities, LLC	$(45,469)	—
Danbury transaction	$(81,596)	—
See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Significant Accounting Policies and Other Matters
Basis of Quarterly Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for future interim periods or for the year ended June 30, 2007.
     In addition, the unaudited condensed consolidated financial statements include the operating results of the San Jose Mercury News, Contra Costa Times, The Monterey County Herald and the St. Paul Pioneer Press beginning August 2, 2006 (see Note 7: Acquisitions, Dispositions and Other Transactions). Through December 31, 2006, these four entities reported on a 52- or 53-week fiscal year. Beginning January 1, 2007, these four entities began reporting on a calendar basis, consistent with the Company.
Joint Operating Agencies
     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each newspaper party to a joint operating agreement continue to be separate and outside of a JOA. As of March 31, 2007, the Company participated in JOAs in Denver, Colorado, Salt Lake City, Utah, York, Pennsylvania, Detroit, Michigan and Charleston, West Virginia. See Note 3: Joint Operating Agencies of the Company’s consolidated financial statements included in its June 30, 2006 Annual Report on Form 10-K for a description of the Company’s accounting for the Denver and Salt Lake City JOAs.
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
     Because of the structure of the Detroit partnership and the Company’s ownership interest therein, the Company’s accounting for its investment in the Detroit JOA only includes the preferred distributions the Company receives from the Detroit JOA. The Company’s investment in The Detroit News, Inc. is included in other long-term assets.
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
Income Taxes
     At the end of each interim period, the Company makes its best estimate regarding the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year to date basis. Accordingly, the effective tax rate for the three-month and nine-month periods presented in this interim report on Form 10-Q may vary significantly in future periods. The effective income tax rate varies from the federal statutory rate because of state income taxes and the non-deductibility of certain expenses.
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
Revisions/Reclassifications
     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications. In particular, the statement of cash flows has been revised for the nine months ended March 31, 2006 to reflect distributions in excess of net income from unconsolidated JOAs and equity investments as cash flows from investing activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows. For the nine months ended March 31, 2006, the revision decreased the reported net cash flows from operating activities by $18.5 million, increased the reported net cash flows from investing activities by $22.2 million and decreased the reported net cash flows from financing activities by $3.7 million.
NOTE 2: Comprehensive Income
     The Company’s comprehensive income consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income (loss)	$4,274	$(3,645)	$30,550	$2,086
Unrealized gain (loss) on hedging activities, net of tax	(88)	(3)	384	437
Unrealized loss on newsprint hedging activities, reclassified to earnings, net of tax	114	114	342	342
Minimum pension liability adjustment, net of tax	—	—	1,987	(1,460)

Comprehensive income (loss)	$4,300	$(3,534)	$33,263	$1,405

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

	Three Months Ended March 31, 2007
			Associated	Loss from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$36,173	$85,689	$59

Cost of sales	7,795	27,517	8,011
Selling, general and administrative	14,508	48,837	3,020
Depreciation and amortization	1,573	10,736	1,183
Other	460	2,529	88

Total costs and expenses	24,336	89,619	12,302

Net income (loss)	11,837	(3,930)	(12,243)
Partners’ share of (income) loss from unconsolidated JOAs	(4,761)	1,965	—

Income (loss) from unconsolidated JOAs	$7,076	$(1,965)	$(12,243)	$(7,132)

	Nine Months Ended March 31, 2007
			Associated	Loss from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$116,386	$293,761	$132

Cost of sales	25,174	96,244	24,407
Selling, general and administrative	42,862	151,170	8,960
Depreciation and amortization	4,406	34,139	3,051
Other	1,700	6,270	500

Total costs and expenses	74,142	287,823	36,918

Net income	42,244	5,938	(36,786)
Partners’ share of income from unconsolidated JOAs	(17,100)	(2,969)	—

Income (loss) from unconsolidated JOAs	$25,144	$2,969	$(36,786)	$(8,673)

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2006
			Associated	Loss from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:

Total revenues	$34,868	$98,294	$146

Cost of sales	8,340	32,528	8,663
Selling, general and administrative	13,803	52,159	3,201
Depreciation and amortization	—	11,222	4,586
Other	775	51	(52)

Total costs and expenses	22,918	95,960	16,398

Net income	11,950	2,334	(16,252)
Partners’ share of income from unconsolidated JOAs	(4,998)	(1,167)	—

Income (loss) from unconsolidated JOAs	$6,952	$1,167	$(16,252)	$(8,133)

	Nine Months Ended March 31, 2006
			Associated	Loss from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:

Total revenues	$110,658	$316,940	$388

Cost of sales	25,700	100,297	25,713
Selling, general and administrative	40,446	155,253	9,279
Depreciation and amortization	—	45,175	13,922
Other	2,351	811	97

Total costs and expenses	68,497	301,536	49,011

Net income	42,161	15,404	(48,623)
Partners’ share of income from unconsolidated JOAs	(17,643)	(7,702)	—

Income (loss) from unconsolidated JOAs	$24,518	$7,702	$(48,623)	$(16,403)

     Depreciation and amortization expense was greater in the prior year due to accelerated depreciation on certain fixed assets at the production facilities in Denver and Salt Lake City which will be or were retired earlier than originally expected due to the construction of new production facilities at the respective locations. The accelerated depreciation for the three and nine months ended March 31, 2007 is only related to the Denver JOA.
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
     One issue in dispute has been the option exercise price. The terms of the Option Agreement specify an appraisal process for determination of the fair market value of the Tribune Assets. In this appraisal process, each party engaged an appraisal firm to value the Tribune Assets at their fair market value. Kearns-Tribune’s appraisal valued the Tribune Assets at $380.0 million, whereas SLTPC’s appraisal valued the Tribune Assets at $218.0 million. Because Kearns-Tribune’s and SLTPC’s appraisals were more than 10% apart, the appraisers appointed by Kearns-Tribune and SLTPC were required to jointly select a third appraiser. Under the terms of the Option Agreement, the final option purchase price is based on the average of the two closest of the three appraisals. On June 11, 2003, the third appraiser issued its final report valuing the Tribune Assets at $331.0 million. Accordingly, the option exercise price was set at $355.5 million for the Tribune Assets. On June 24, 2003, the third appraiser’s final report was issued and SLTPC filed a lawsuit (the “appraisal lawsuit”) in the United States District Court for the District of Utah (“District Court”) challenging the valuation performed by the third appraiser and seeking to set aside the third appraisal and the $355.5 million exercise price. The District Court ruled that the appraisal process constituted an arbitration under the Federal Arbitration Act (“FAA”) and that any challenge must therefore be made under the procedures set forth in the FAA. The District Court subsequently denied SLTPC’s motion under the FAA procedures seeking to set aside the appraisal, and, as a consequence of its arbitration rulings, also dismissed the appraisal lawsuit. SLTPC appealed the District Court’s rulings to the United States Court of Appeals for the Tenth Circuit (“Tenth Circuit”), and on November 30, 2004, the Tenth Circuit reversed the District Court’s rulings. While taking no position on the merits of the dispute as to the finality of the third appraisal and the validity of the $355.5 million exercise price, the Tenth Circuit held that the Option Agreement’s appraisal procedure did not constitute arbitration within the meaning of the FAA. The Tenth Circuit accordingly reinstated SLTPC’s appraisal lawsuit.
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
     Also in November 2006, MediaNews and Kearns-Tribune filed a motion to dismiss or stay SLTPC’s claims that were unrelated to the validity of MPI’s appraisal on the ground that those claims were either (a) already at issue in the main action or (b) premature and speculative. On December 12, 2006, the District Court granted the motion in part, staying SLTPC’s claim for an abatement of the option exercise price and staying the damages issues on all of SLTPC’s claims. The District

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Court also entered a scheduling order setting the case for trial in September 2007. The parties are in the process of completing discovery in this case, and dispositive motions are due by May 23, 2007.
     At a scheduling conference held on April 18, 2007, SLTPC’s counsel stated that SLTPC no longer sought a new third appraisal and would no longer seek to acquire the Tribune Assets for the Exercise Price established under the Option Agreement. Instead, SLTPC’s counsel indicated that SLTPC would move to amend its complaint in its original lawsuit to allege that MediaNews and Kearns-Tribune breached or repudiated the Option Agreement by changing and disposing of Tribune Assets in connection with the construction of a new plant and the move of the newspaper’s operations to new facilities. SLTPC’s counsel indicated at that scheduling conference that SLTPC would be seeking monetary and equitable relief designed to place SLTPC in the position that it would have been in if the assets had not been changed.
     Also in the appraisal case, in January 2007 SLTPC filed a motion for a preliminary injunction against the sale of certain real estate and equipment formerly used to publish The Salt Lake Tribune. On April 27, 2007, the District Court denied the motion, based in part on the representations by counsel for SLTPC at the April 18 scheduling conference.
     During the time in which the appraisal and exercise price issues were on appeal before the Tenth Circuit, SLTPC’s main action was stayed. In the main action, SLTPC’s pending claims against MediaNews and Kearns-Tribune include claims for specific performance, damages for breach of contract (in the event some or all of the Tribune Assets are not transferred to SLTPC) and for interference with contract (arising out of the amendment of the JOA in 2001). MediaNews and Kearns-Tribune have pending counterclaims against SLTPC, which include claims for damages for breaches of contract, breach of fiduciary duty, interference with contract, negligence and conversion. Additionally, MediaNews and Kearns-Tribune have pending counterclaims for declaratory judgment, but no damage claims against Deseret News Publishing Company (“Deseret Publishing”). Deseret Publishing has pending claims against SLTPC for damages, and claims that do not seek damages against Kearns-Tribune as to the meaning and enforceability of the Option Agreement and related Management Agreement. No schedule has yet been set for the litigation of these issues. On October 20, 2006, however, the District Court granted SLTPC’s motion to lift the stay in the main case. SLTPC had also moved for leave to file an amended complaint in the case, and that motion was denied without prejudice because the proposed amended complaint was not presented to the District Court. The District Court has directed SLTPC to file its motion to amend the complaint in the main case by May 18, 2007. The District Court has ordered that the case otherwise remain stayed.
     As previously disclosed, on April 24, 2006, the District Court granted summary judgment to MediaNews and Kearns-Tribune on a separate complaint by the McCarthey siblings (who own a majority interest in SLTPC), who had alleged a separate oral agreement guaranteeing, among other things, the return of The Salt Lake Tribune to them or their company at a fair price. Oral argument on the McCartheys’ appeal of that judgment took place before the United States Court of Appeals for the Tenth Circuit on May 9, 2007.
     The Company is not in a position at this time to predict the likely outcome of this litigation. However, the Company does not believe that the litigation will have a material adverse impact on its financial condition, results of operations, or liquidity. Approximately $1.5 million and $2.3 million, respectively, was recorded in other (income) expense, net for the three and nine months ended March 31, 2007, respectively, related to the cost of defending these lawsuits. The cost of defending these lawsuits may continue to be substantial.
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
     On July 14, 2006, an individual filed suit against the Company in California alleging antitrust violations based on the Company’s purchase of certain California newspapers from The McClatchy Company and The Hearst Corporation’s proposed investment in the Company’s non-Bay area assets (see Note 7: Acquisitions, Dispositions and Other Transactions). The parties settled the case and the case was dismissed on April 25, 2007.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company and S.F. Holding Corporation (“Stephens”) have agreed to form a new partnership whereby the Company would contribute The Monterey County Herald to a newly formed partnership and Stephens would pay the Company approximately $27.4 million in exchange for a 32.64% interest in the new partnership. This transaction is expected to be completed shortly after The Monterey County Herald is acquired from Hearst (see Note 7: Acquisitions, Dispositions and Other Transactions-Hearst Stock Purchase Agreement).
     In January 1998, the Company entered into an option agreement in association with the acquisition financing related to one of its newspapers. The option entitles the holder to purchase the assets used in the publication of one of the Company’s newspaper properties, which the option holder can currently exercise or put to the Company based on a predetermined formula. At June 30, 2006, the option repurchase price was recorded in the Company’s balance sheet (as a component of other long-term liabilities) at approximately $6.6 million. During the quarter ended December 31, 2006, the Company wrote the option repurchase price down to $0 with a credit to other (income) expense as a result of the performance of the publication and a clarification in the interpretation of how to calculate the option repurchase price. The purchase price of the option can change each quarter based on the performance of the publication because a significant component of the option repurchase formula is the twenty-four month trailing cash flows of the publication. The option expires in January 2010 at which time, if the option remains outstanding, the Company would be required to repurchase it at the then option repurchase price as determined by the option agreement.
     There have been no other material changes in the other contingent matters discussed in Note 11: Commitments and Contingencies of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2006.
NOTE 5: Amendment of Bank Credit Facility and Long-Term Debt
     On August 2, 2006, the Company entered into an amendment to its December 30, 2003 bank credit facility (the “amended facility”). The amended facility was entered into in order to authorize a new $350.0 million term loan “C” facility and to approve the purchase of the Contra Costa Times, San Jose Mercury News, The Monterey County Herald and the St. Paul Pioneer Press by the Company (see Note 7: Acquisitions, Dispositions and Other Transactions).
     The amended facility maintains the $350.0 million revolving credit facility, the $100.0 million term loan “A,” the $147.3 million term loan “B,” and provides for the $350.0 million term loan “C” facility, which was borrowed on August 2, 2006 and used, along with borrowings under the Company’s bank revolver of $56.3 million, to fund the remainder of its portion of the purchase price for the Contra Costa Times and the San Jose Mercury News and to pay the related fees to amend the facility. At March 31, 2007, the balances outstanding under the revolving credit portion of the bank credit facility, term loan “A,” term loan “B” and term loan “C” were $86.0 million, $100.0 million, $144.7 million and $347.4 million, respectively.
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
     The amended facility also contained certain definitional changes used in calculating the consolidated debt to consolidated operating cash flow ratio as well as increasing the maximum coverage ratio for certain future periods. As of March 31, 2007, the Company was in compliance with the covenant requirements of the bank credit facility, as well as those of its Senior Subordinated Notes.
     The Company paid approximately $5.1 million in fees to amend its credit facility and syndicate its term loan “C.” Such payment was capitalized as a deferred financing cost and is included in other assets in the consolidated balance sheet and is being amortized to expense over a period of seven years.
     The nature of the Company’s other long-term debt and related maturities has not materially changed since June 30, 2006.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Maturities of long-term debt, excluding $5.8 million of capital lease obligations, for the five fiscal years ending June 30, 2011 (except for June 30, 2007 which is only for the remaining three months of fiscal year 2007) and thereafter are shown below (in thousands):

2007	$1,940
2008	17,121
2009	31,848
2010	202,262
2011	100,647
Thereafter	792,449

$1,146,267

NOTE 6: Employee Benefit Plans
Components of Net Periodic Benefit Cost (Pension and Other Benefits)

	Pension Plans
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost	$614	$281	$1,781	$843
Interest cost	4,169	1,420	11,618	4,260
Expected return on plan assets	(4,591)	(1,617)	(12,807)	(4,851)
Amortization of deferral	70	104	210	312
Amortization of net loss	480	748	1,440	2,244

Net periodic benefit cost	$742	$936	$2,242	$2,808

	Other Benefits
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost	$154	$139	$443	$417
Interest cost	187	74	547	221
Amortization of deferral	(3)	(3)	(9)	(9)
Amortization of net loss	32	8	96	23
Other one-time adjustment	—	—	—	190

Net periodic benefit cost	$370	$218	$1,077	$842

     The decrease in net periodic pension plan expense for the three and nine months ended March 31, 2007 as compared to the same period for the prior year is mostly the result of an increase in the discount rate assumption from 5.25% in fiscal year 2006 to 6.25% in fiscal year 2007. Also impacting the change is the employee benefit plan expense related to the purchase of the San Jose Mercury News and management and consolidation of the St. Paul Pioneer Press (See Note 7: Acquisitions, Dispositions and Other Transactions). The preliminary purchase accounting related to the assumption of the employee benefit plans for the San Jose Mercury News and the St. Paul Pioneer Press resulted in the Company recording liabilities of $31.7 million related to pension obligations and $1.2 million related to other postretirement employment benefits. The discount rate used to account for the assumption of these plans was 6.0%. In December 2006, the Company decided to freeze the defined benefit plan at the San Jose Mercury News to be effective at the end of February 2007. The current impact to the plan was immaterial and no curtailment gain or loss was recognized.

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Employer Contributions
     The Company expects to contribute approximately $7.2 million to its pension plans in fiscal year 2007, including contributions related to pension plan liabilities assumed in conjunction with the management and consolidation of the St. Paul Pioneer Press (see Note 7: Acquisitions, Dispositions and Other Transactions). Contributions of approximately $5.8 million have been made through March 31, 2007 by the Company.
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
Hearst Stock Purchase Agreement
     On August 2, 2006, MediaNews and The Hearst Corporation (“Hearst”) entered into a Stock Purchase Agreement which was amended on May 1, 2007 (the “MediaNews/Hearst Agreement”) pursuant to which (i) Hearst agreed to make an equity investment of up to $299.4 million (subject to adjustment under certain circumstances) in the Company (such investment will not include any governance or economic rights or interest in the Company’s publications in the San Francisco Bay area or “Bay Area” assets) and (ii) the Company has agreed to purchase from Hearst The Monterey County Herald and the St. Paul Pioneer Press with a portion of the Hearst equity investment in the Company. The equity investment will afford Hearst an equity interest of approximately 30% (subject to adjustment in certain circumstances) in the Company, excluding the Company’s economic interest in the San Francisco Bay area newspapers. The equity investment by Hearst in the Company is subject to antitrust review by the Antitrust Division of the Department of Justice and by the Office of the Attorney General of the State of California, which is expected to be concluded in the near future. The Antitrust Division has requested information and documents in connection with this review, and the Company has substantially completed its response to this request. The Company has agreed to manage The Monterey County Herald and the St. Paul Pioneer Press during the period of their ownership by Hearst. Under the MediaNews/Hearst Agreement, the Company has all the economic risks and rewards associated with ownership of these two newspapers and is entitled contractually to retain all of the cash flows generated by them as a management fee. As a result, the Company began consolidating the financial statements of The Monterey County Herald and St. Paul Pioneer Press beginning August 2, 2006. The Company also agreed that, at the election of MediaNews or Hearst, the Company will purchase The Monterey County Herald and the St. Paul Pioneer Press for $263.2 million (plus reimbursement of Hearst’s costs and cost of funds in respect of its purchase of such newspapers) if for any reason Hearst’s equity investment in the Company is not consummated. The Company would need to obtain additional financing to fund this purchase, if required. As of March 31, 2007, the Company has recorded $302.0 million related to Hearst’s cost of $290.6 million and the $11.4 million accretion of Hearst’s cost of funds for this purchase. Hearst’s cost and cost of funds includes the December 15, 2006 purchase of the Daily Breeze in Torrance (see further discussion later in this note).
     As a result of the above transactions (acquisition of San Jose Mercury News and Contra Costa Times and management of The Monterey County Herald and St. Paul Pioneer Press), the Company has recorded the following: $823.0 million in intangible assets ($360.2 million — goodwill; $273.4 million — mastheads; $11.6 million — subscriber lists; and $177.8 million

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
in advertiser lists and other finite lived intangibles) and $197.9 million in net tangible assets (the majority of which is related to fixed assets). The purchase accounting for these transactions is preliminary and subject to change.
     The unaudited pro forma consolidated statement of income information for the three and nine months ended March 31, 2007 and 2006, set forth below, presents the Company’s results of operations as if the August 2, 2006 transactions (acquisition of San Jose Mercury News, Contra Costa Times and management and consolidation of The Monterey County Herald and St. Paul Pioneer Press) described above had occurred at the beginning of the periods presented and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of such periods.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in Thousands)
Operating Revenue	$316,957	$343,149	$1,036,726	$1,034,435
Net Income	$4,274	$(2,518)	$33,026	$14,403
Original Apartment Magazine Sale
     On September 29, 2006, the California Newspapers Partnership sold the Original Apartment Magazine for $14.0 million plus a potential earnout of $1.0 million based on increases in the Original Apartment Magazine’s revenue over a twelve-month period ending August 2007. The sale resulted in an immaterial loss, excluding any impact of the earnout.
Acquisition (Torrance)
     On December 15, 2006, Hearst acquired the Daily Breeze and three weekly newspapers, published in Torrance, California (the “Publications”) for approximately $25.6 million, which included $1.375 million of working capital. The Publications are owned by Hearst, but pursuant to the MediaNews/Hearst Agreement, the Publications will be managed by the Company. Under the agreement, the Company has all the economic risks and rewards associated with ownership of the Publications and retains all of the cash flows generated by them as a management fee. As a result, the Company began consolidating the financial statements of the Publications in Torrance beginning December 15, 2006. The Publications are in close proximity to the Company’s operations in Long Beach, California. The Daily Breeze had daily circulation of approximately 67,000 at March 31, 2007.
     Also pursuant to the MediaNews/Hearst Agreement, the Company has agreed that, at the election of MediaNews or Hearst, the Company will purchase the Publications, if requested, from Hearst for $25.0 million (plus reimbursement of Hearst’s costs and cost of funds in respect of its purchase of the Publications) if for any reason Hearst’s equity is not consummated. The purchase accounting for the business combination is preliminary and subject to change.
Acquisition (Santa Cruz)
     On February 2, 2007, the California Newspapers Partnership (“CNP”) acquired the Santa Cruz Sentinel, published in Santa Cruz, California, for approximately $45.0 million, plus an adjustment for working capital. Contributions from the partners in CNP (including the Company) were used to fund the acquisition. The Company’s portion of the acquisition (including working capital) was approximately $25.0 million and was funded with borrowings under the Company’s bank credit facility. Santa Cruz is in close proximity to the Company’s operations in San Jose. The Santa Cruz Sentinel had daily circulation of approximately 25,000 at March 31, 2007. The purchase accounting for the business combination is preliminary and subject to change.
Management Agreement (Danbury)
     On March 30, 2007, the Company entered into an agreement with Hearst regarding the management of The News-Times (Danbury, CT), which was purchased by Hearst on March 30, 2007 for $80.0 million, plus an adjustment for working capital. Under the agreement, the Company controls the management of both the Connecticut Post (owned by the Company) and The News-Times and is entitled to 73% of the net income of both newspapers on a combined basis; however, the Company and Hearst retain ownership of the assets and liabilities of the Connecticut Post and The News-Times, respectively. As a result of entering into the management agreement, the Company began consolidating the results of The News-Times and recording minority interest for Hearst’s 27% interestbeginning March 30, 2007. The accounting resulting from entering into the

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
management agreement created a non-monetary exchange (pursuant to Statement of Financial Accounting Standards No. 153, Exchanges of Non-Monetary Assets). The Company accounted for this exchange as two separate, but simultaneous events: (1) a sale, whereby for accounting purposes, the Company sold to Hearst a 27% interest in the Connecticut Post, resulting in the Company recording a non-monetary gain of approximately $27.0 million and (2) the acquisition of a 73% interest in The News-Times. The accounting for the business combination is preliminary and subject to change.
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
NOTE 8: Workforce Reductions
     The Company is implementing workforce reductions at certain of its newspaper properties. The majority of the workforce reductions are related to the recently acquired newspapers or in conjunction with the consolidation of certain recently acquired newspapers with the Company’s other operations. The Denver JOA also has implemented significant workforce reductions as a part of its new plant project and business reorganization. The Company has not finalized all of its consolidation and workforce reduction programs or made all the announcements regarding such planned workforce reductions. All costs associated with workforce reduction programs, the majority of which are severance related, will be recorded in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities or EITF Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as applicable. Under these pronouncements, certain of the costs of the workforce reductions at the acquired newspapers will be treated as additional acquisition costs (as of March 31, 2007, approximately $3.9 million was recorded to goodwill) while those related to the newspapers already owned by the Company will be expensed (approximately $0.7 million as of March 31, 2007).
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

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
orderly transaction between market participants. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating what impact, if any, SFAS No. 157 is expected to have on the Company’s financial position or results of operations.
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 requires all subsequent changes in fair value for that instrument be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or for the Company, beginning July 1, 2008. The Company is in the process of evaluating what impact, if any, SFAS No. 159 is expected to have on the Company’s financial position or results of operations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operating Results
     We have provided below certain summary historical financial data for the three and nine months ended March 31, 2007 and 2006, including the percentage change between periods.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
	(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$316,957	$208,376	52.1%	$984,720	$611,173	61.1%

Loss from Unconsolidated JOAs	(7,132)	(8,133)	12.3	(8,673)	(16,403)	47.1

Cost of Sales	106,520	66,424	60.4	318,328	192,481	65.4
Selling, General and Administrative	175,008	108,433	61.4	503,775	307,414	63.9
Depreciation and Amortization	18,109	10,581	71.1	53,108	31,246	70.0
Interest Expense	20,893	14,033	48.9	61,477	41,271	49.0
Other (Income) Expense, Net	1,451	(288)	(d )	(9,774)	1,667	(d )

Total Costs and Expenses	321,981	199,183	61.7	926,914	574,079	61.5

Equity Investment Income (Loss), Net	(468)	264	(d )	38	4,688	(d )

Gain (Loss) on Sale of Assets, Net	26,628	804	(d )	42,892	1,127	(d )

Minority Interest	(8,042)	(8,415)	(4.4)	(43,008)	(22,991)	87.1

Net Income (Loss)	4,274	(3,645)	(d )	30,550	2,086	(d )

CASH FLOW DATA:
Cash Flows from:
Operating Activities (a)	$77,608	$31,864		$143,335	$63,884
Investing Activities (a)	(25,834)	(21,323)		(395,694)	(62,145)
Financing Activities (a)	(54,888)	(6,576)		256,815	(1,365)

NON-GAAP FINANCIAL DATA(b):
Adjusted EBITDA	$35,429	$33,519	5.7%	$162,617	$111,278	46.1%
Minority Interest in Adjusted EBITDA	(13,404)	(11,717)	14.4	(58,663)	(30,899)	89.9
Combined Adjusted EBITDA of Unconsolidated JOAs	1,758	2,488	(29.3)	18,049	21,973	(17.9)
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (c)	139	304	(54.3)	1,189	5,099	(76.7)

Adjusted EBITDA Available to Company	$23,922	$24,594	(2.7)%	$123,192	$107,451	14.6%

(a)	Prior Year Revision/Reclassification. For comparability, certain prior year balances have been reclassified to conform to current reporting classifications. In particular, the statement of cash flows has been revised for the three and nine months ended March 31, 2006 to reclassify the distribution in excess of net income from unconsolidated JOAs and equity investments as cash flows from investing activities in accordance with Statement of Financial Accounting Standards No. 95. Statement of Cash Flows. For the three months ended March 31, 2006, the revision decreased the reported net cash flows from operating activities by $3.9 million, increased the net cash flows from investing activities by $7.6 million and decreased net cash flows from financing activities by $3.7 million. For the nine months ended March 31, 2006, the revision decreased the reported net cash flows from operating activities by $18.5 million, increased the reported net cash flows from investing activities by $22.2 million and decreased the reported net cash flows from financing activities by $3.7 million.

(b)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), our less than 100% owned consolidated subsidiaries, as well as the Connecticut newspapers (beginning March 30, 2007) (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote (c)). See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information.

(c)	EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company agreements require the partnerships to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and beginning February 1, 2006, our 50% share of the EBITDA of Prairie Mountain Publishing Company have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations as defined by our debt covenants. Beginning December 26, 2005, we became the controlling partner of the Texas-New Mexico Newspapers Partnership, at which time we began consolidating its results. See Note 4: Investments in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership and Note 5: Acquisitions, Dispositions and Other Transactions of the notes to the consolidated financial statements included in our June 30, 2006 Annual Report on Form 10-K for further discussion of the Texas-New Mexico Newspapers Partnership restructuring and the Prairie Mountain Publishing Company formation.

(d)	Not meaningful.

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
THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY
ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11 OF REGULATION S-X FOR PRO
FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Three Months Ended March 31,		2007 vs.	Nine Months Ended March 31,		2007 vs.
	2007	2006	2006	2007	2006	2006
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$380,860	$277,915	37.0%	$1,199,305	$834,278	43.8%

Cost of Sales	132,810	96,188	38.1	405,458	283,249	43.1
Selling, General and Administrative	210,863	145,720	44.7	613,181	417,778	46.8
Depreciation and Amortization	25,572	20,778	23.1	75,784	67,756	11.8
Interest Expense	21,432	14,098	52.0	63,110	41,443	52.3
Other (Income) Expense, Net	2,354	159	(d )	(7,734)	3,518	(d )

Total Costs and Expenses	393,031	276,943	41.9	1,149,799	813,744	41.3

Gain (Loss) on Sale of Assets, Net	26,643	892	(d )	42,519	1,284	(d )

Minority Interest	(8,042)	(8,415)	(4.4)	(43,008)	(22,991)	87.1

Net Income (Loss)	4,274	(3,645)	(d )	30,550	2,086	(d )

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:
Operating Activities (a)	$77,608	$31,864		$143,335	$63,884
Investing Activities (a)	(25,834)	(21,323)		(395,694)	(62,145)
Financing Activities (a)	(54,888)	(6,576)		256,815	(1,365)

PRO-RATA OTHER DATA(b):
Adjusted EBITDA	$37,187	$36,007	3.3%	$180,666	$133,251	35.6%
Minority Interest in Adjusted EBITDA	(13,404)	(11,717)	14.4	(58,663)	(30,899)	89.9
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company (c)	139	304	(54.3)	1,189	5,099	(76.7)

Adjusted EBITDA Available to Company	$23,922	$24,594	(2.7)%	$123,192	$107,451	14.6%

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
Comparison of the Three and Nine Months Ended March 31, 2007 and 2006
     Our results for the three and nine months ended March 31, 2007 and 2006 were impacted by the following transactions completed during fiscal years 2007 and 2006:
Fiscal Year 2007
•	On August 2, 2006, we acquired the San Jose Mercury News and Contra Costa Times and began managing and consolidating The Monterey County Herald and St. Paul Pioneer Press for the Hearst Corporation (“Hearst”). Under the agreement with Hearst, we have all of the economic risks and rewards associated with ownership of The Monterey County Herald and St. Paul Pioneer Press and are entitled contractually to retain all of the cash flows generated by them as a management fee. As a result, we began consolidating the financial statements of The Monterey County Herald and St. Paul Pioneer Press, along with the San Jose Mercury News and Contra Costa Times, beginning August 2, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	On August 2, 2006, we amended our bank credit facility to authorize a new $350.0 million term loan “C” facility which was used, along with borrowings under the revolver portion of our bank credit facility, to finance our share of the California Newspapers Partnership’s purchase of the San Jose Mercury News and Contra Costa Times.

•	On September 29, 2006, we sold the Original Apartment Magazine.

•	On December 15, 2006, we began managing for Hearst the Daily Breeze and three weekly newspapers, published in Torrance, California. The accounting treatment of the Daily Breeze is the same as the St. Paul Pioneer Press and The Monterey County Herald for the reasons previously described. As a result, we began consolidating the financial statements of the Torrance publications beginning December 15, 2006.

•	On February 2, 2007, the California Newspapers Partnership acquired the Santa Cruz Sentinel.

•	On March 30, 2007, we entered into a management agreement with Hearst regarding The News-Times (Danbury, CT). Under the agreement, we control and manage both the Connecticut Post (owned by the Company) and The News-Times (owned by Hearst) and are entitled to 73% of the net income of both newspapers combined. As a result, we began consolidating the results of The News-Times and recording minority interest for Hearst’s 27% interest beginning March 30, 2007. This transaction had an immaterial effect on the results discussed below.
Fiscal Year 2006
•	In August 2005, we purchased The Detroit News, Inc. which included a limited partnership interest in the Detroit JOA. Because of the partnership structure and our ownership interest, we account for the preferred distributions using the cost method of accounting, with a portion of the distributions accounted for in other operating revenues for amounts paid to us for managing and providing the news and editorial content for The Detroit News.

•	In September 2005, we amended our bank credit facility to refinance a portion of our long-term debt and reduce certain interest rate margins charged under the bank credit facility.

•	Effective December 26, 2005, we restructured the Texas-New Mexico Newspapers Partnership whereby we contributed to the partnership our Pennsylvania newspapers: The Evening Sun (Hanover), the Lebanon Daily News and our interest in the partnership that publishes the York Daily Record and York Sunday News, which continues to operate under the terms of a joint operating agreement with The York Dispatch. Gannett, our partner in the Texas-New Mexico Newspapers Partnership, contributed the Public Opinion in Chambersburg, Pennsylvania. As a result of the contributions and amendment and restatement of the partnership agreement, the Texas-New Mexico Newspapers Partnership became a 59.4%-owned consolidated subsidiary of ours. Prior to the partnership restructuring, this investment was accounted for under the equity method of accounting.

•	In February 2006, Prairie Mountain Publishing Company was formed after which time we no longer consolidate the results of Eastern Colorado Publishing Company and account for our investment in Prairie Mountain Publishing Company under the equity method of accounting. We own 50% of Prairie Mountain Publishing Company.
Revenues
     Advertising Revenues. The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing advertising revenues by $101.4 million and $328.1 million for the three- and nine-month periods ended March 31, 2007, as compared to the same periods in the prior fiscal year. Excluding the aforementioned transactions, advertising revenues decreased 8.7% and 4.5% for the three and nine months ended March 31, 2007, as compared to the same periods in the prior fiscal year. All the newspaper advertising revenue categories suffered declines, except Internet advertising revenue, which grew 9.9% and 9.6% for the three and nine months ended March 31, 2007, respectively. Within the print classified advertising category, classified real estate gains were offset by decreases in classified automotive and employment for the nine-month period ended March 31, 2007. However, for the three-month period ended March 31, 2007, all print classified advertising categories were down as compared to the same period in the prior year.
     Circulation Revenues. The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing circulation revenues by $21.9 million and $62.4 million for the three- and nine-month periods ended March 31, 2007, as compared to the same periods in the prior fiscal year. Excluding the aforementioned transactions, circulation revenues decreased 7.6% and 5.0% for the three and nine months ended March 31, 2007 as compared to the same periods in the prior fiscal year. The decrease was due to home delivery pricing pressures at most of our newspapers, which resulted in our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
offering greater discounts to acquire new and retain existing subscribers combined with a decline in total paid circulation at most of our newspapers.
Income from Unconsolidated JOAs
     As noted in our discussion of critical accounting policies, income from unconsolidated JOAs (Denver and Salt Lake City) includes our proportionate share of net income from those JOAs, the amortization of subscriber lists created by the original purchase, editorial costs, miscellaneous revenue and other charges directly attributable to providing editorial content and news for newspapers party to a JOA. The following discussion takes into consideration all of the associated revenues and expenses just described. The results for the three and nine months ended March 31, 2007 and 2006 were negatively impacted by the accelerated depreciation taken on certain fixed assets at the production facilities in Denver that will be retired earlier than originally expected due to the construction of a new production facility. The results for the three and nine months ended March 31, 2006 were negatively impacted by the accelerated deprecation taken on certain fixed assets at the old production facility in Salt Lake that were retired in the fourth quarter of our fiscal year 2006 when the new production facility in Salt Lake became operational. Excluding depreciation and amortization, which were significantly impacted by the effect of accelerated depreciation, our income from unconsolidated JOAs in Denver and Salt Lake City was down approximately $1.7 million for the three months ended March 31, 2007 and $6.1 million for the nine months ended March 31, 2007 as compared to the same periods in the prior year. The results of the Denver JOA continue to be negatively impacted by a soft advertising market. Also impacting the nine months ended March 31, 2007, was the cost of the Denver JOA implementing workforce reductions and buying out a lease for one of its prior locations. Our share of these costs was approximately $1.3 million. Excluding the impact of the accelerated depreciation in the prior year, the results of the Salt Lake City JOA were up $2.3 million for the nine months ended March 31, 2007 due to increased revenues and reduced costs associated with operating efficiencies from the new production facility.
Cost of Sales
     The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing cost of sales by $45.2 million and $133.8 million for the three- and nine-month periods ended March 31, 2007, as compared to the same periods in the prior fiscal year. Excluding the aforementioned transactions, cost of sales decreased 7.8% and 4.4% for the three and nine months ended March 31, 2007 as compared to the same periods in the prior fiscal year. The majority of the decrease was caused by a reduction in newsprint expense and related production costs. Newsprint prices increased by 4.0% and 8.0%, respectively, during fiscal year 2007 as compared to the same three- and nine-month periods in the prior fiscal year. Our average price of newsprint was $603 and $609 per metric ton for the three- and nine-month periods ended March 31, 2007 as compared to $580 and $564 per metric ton for the same periods in fiscal year 2006. However, the increases in newsprint prices were more than offset by decreases in newsprint consumption of approximately 13.9% and 13.3% for the three- and nine-month periods ended March 31, 2007 primarily as a result of lower circulation volumes and a reduction in web-width from 50 inches to 48 inches at some of our newspapers. The cost of newsprint began to decline in the quarter ended March 31, 2007, the full impact of which was not realized in the March 2007 quarter as a result of using significantly higher priced newsprint from beginning inventories.
Selling, General and Administrative
     The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing SG&A by $70.5 million and $196.9 million for the three and nine months ended March 31, 2007 as compared to the prior year. Excluding the aforementioned transactions, SG&A decreased 3.3% and 0.1% for the three and nine months ended March 31, 2007 as compared to the same periods in the prior fiscal year. Decreases were primarily in advertising expenses related to the lower advertising revenues experienced during that same period. The current year-to-date period also includes a $1.3 million charge related to a severance obligation, payable over three years, to the Company’s former chief operating officer, $1.9 million of bonuses awarded to certain officers and employees in connection with the August 2, 2006 acquisitions and related transactions and increased costs related to the growth in our Internet operations. Expenses related to our Internet operations increased $0.4 million and $1.2 million for the three and nine months ended March 31, 2007 as compared to the prior year, while Internet revenue grew $1.0 million and $2.6 million for the same periods on a same newspaper basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Interest Expense
     The increase in interest expense was the result of an increase in the average debt outstanding, as well as an increase in the weighted average cost of debt. Significant borrowings impacting the year over year comparison related to the borrowings on February 2, 2007 for our share of CNP’s purchase of the Santa Cruz Sentinel, borrowings on August 2, 2006 for our share of CNP’s purchase of the San Jose Mercury News and Contra Costa Times, the funding for our share of the cost of the new production and office facility built in Salt Lake City, and the cash investment associated with the formation of the Prairie Mountain Publishing Company. For the three months ended March 31, 2007, our average debt outstanding increased $311.2 million, or 34.5%, to $1,212.0 million and our weighted average interest rate increased 49 basis points as compared to the prior year due to increases in LIBOR (the average daily one month rate of LIBOR increased 71 basis points, for the three months ended March 31, 2007 as compared to the same period in prior year). For the nine months ended March 31, 2007, our average debt outstanding increased $282.8 million, or 31.4%, to $1,182.8 million and our weighted average interest rate increased 69 basis points as compared to the prior year primarily due to increases in LIBOR (the average daily one month rate of LIBOR increased 120 basis points for the nine months ended March 31, 2007 as compared to the same period in the prior year). The interest rates under our bank credit facility are based on LIBOR, plus a borrowing margin based on our leverage ratio.
Other (Income) Expense, Net
     We include expenses and income items that are not related to current operations in other (income) expense, net.
     The charges incurred/(income recognized) for the three months ended March 31, 2007 relate to litigation expense of $1.5 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.2 million related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133, and $(0.2) million associated with various other items that were not related to ongoing operations.
     The charges incurred/(income recognized) for the nine months ended March 31, 2007 relate to litigation expense of $2.3 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City), $0.6 million related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133, $(6.6) million related to the change in value of the cost to repurchase an option we issued that provides the holder the opportunity to purchase one of our daily newspapers, $(6.6) million related to the receipt of life insurance proceeds, including interest, related to a policy redemption which was collected in October 2006 and $0.5 million associated with various other items that were not related to ongoing operations.
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
Minority Interest
     Minority interest expense decreased by $0.4 million and increased by $20.0 million for the three and nine months ended March 31, 2007, respectively, as compared to the same periods in the prior year. Our year-to-date increases are partly due to the aforementioned Texas-New Mexico Newspapers Partnership December 25, 2005 restructuring, which resulted in our consolidating the partnership and recording a minority interest related to our partner’s interest in the partnership. Prior to the partnership restructuring, our investment in the partnership was accounted for under the equity method of accounting. In addition, a portion of the increase relates to the CNP’s acquisition of the San Jose Mercury News and Contra Costa Times, effective August 2, 2006 and the Santa Cruz Sentinel, effective February 2, 2007. The quarter-to-date decrease was the result of decreased net income for the three months ended March 31, 2007 as compared to the same period in the prior year for the Texas-New Mexico Newspapers Partnership.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Gain on Sale of Assets
     In July 2006, we sold an office building in Long Beach, California for approximately $20.0 million. We recognized a gain of approximately $16.7 million on the sale of the building. Also, in conjunction with entering into the management agreement with Hearst regarding their Danbury newspaper and our newspaper, the Connecticut Post, we recognized a $27.0 million pre-tax nonmonetary gain on the “sale” of a portion of our interest in the Connecticut Post.
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
     The net cash flows related to operating activities increased $79.5 million for the nine-month period ended March 31, 2007 compared to the comparable prior year period. The majority of the increase is attributable to changes in operating assets and liabilities associated with the timing of payments of accounts payable and accrued liabilities and the timing of cash receipts. In addition, the increase in Adjusted EBITDA also impacted this change. These increases were partially offset by increased funding of our pension obligations during fiscal year 2007.
     The net cash outflows related to investing activities increased by $333.5 million for the nine-month period ended March 31, 2007 compared to the comparable prior year period primarily due to the August 2, 2006 purchase of the San Jose Mercury News and Contra Costa Times, as well as the February 2, 2007 purchase of the Santa Cruz Sentinel, offset in part by cash inflows of $33.9 million associated with the sale of Original Apartment Magazine and our office building in Long Beach, California. Capital expenditures for the nine-month period ended March 31, 2007 were down $14.5 million year over year, largely as a result of the funding related to the Salt Lake City production and office facility being completed.
     The net cash flows related to financing activities increased by $258.2 million for the nine-month period ended March 31, 2007 compared to the comparable prior year period. In the current period, borrowings of approximately $406.3 million were used to fund our share of the August 2, 2006 transactions. We also borrowed approximately $25.0 million to fund our share of the February 2, 2007 purchase of the Santa Cruz Sentinel. Activity for the nine-month period ended March 31, 2007 also included normal borrowings and paydowns on long-term debt. For the nine-month period ended March 31, 2006, activity included normal borrowings and paydowns on long-term debt, as well as borrowings to finance the purchase of our interest in the Detroit JOA and the Prairie Mountain Publishing Company. Excluding the August 2, 2006 transactions, refinancing costs of the new credit facility, as well as the cash proceeds from the sale of the Long Beach building, the Original Apartment Magazine and redemption of a life insurance policy, we repaid approximately $106.8 million of debt for the nine-month period ended March 31, 2007.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     On March 31, 2007, our debt structure included our amended and restated bank credit facility which provides for borrowings of up to $947.3 million, consisting of a $350.0 million revolving credit facility, a $100.0 million term loan “A,” a $147.3 million term loan “B” and a $350.0 million term loan “C.” Any payments on the term loans cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. On March 31, 2007, the balances outstanding under the revolving credit portion of the bank credit facility, term loan “A,” term loan “B” and term loan “C” were $86.0 million, $100.0 million, $144.7 million and $347.4 million, respectively, and we had $251.1 million available for future borrowings, net of $12.9 million in outstanding letters of credit. However, the total amount we can borrow at any point in time may be reduced by limits imposed by the financial covenants of our various debt agreements. We are evaluating our future capital needs and may reduce the total commitment available under the revolver.
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
     In September 2005, the management committee of the Denver JOA authorized the incurrence of up to $150.0 million of non-recourse debt by the Denver JOA to finance furniture, fixtures and computers for its new office building and new presses and related equipment and building costs related to consolidation of two existing production facilities into one for the Denver JOA. We own a 50% interest in the Denver JOA. As of March 31, 2007, our share of the debt incurred by the Denver JOA for the items mentioned was approximately $41.0 million.
     As of March 31, 2007, the Company was in compliance with all its financial covenants under the Company’s bank credit facility and subordinated note agreements. In order to remain in compliance with these covenants in the future, the Company needs to increase or maintain its existing “Consolidated Operating Cash Flow” as defined in its credit agreements, and/or reduce its total debt outstanding.
     Our ability to service our debt and fund planned capital expenditures depends on our ability to continue to generate operating cash flows in the future.
     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2007 will be approximately $7.2 million, including contributions related to pension plan liabilities assumed in conjunction with the management of the St. Paul Pioneer Press. We have made contributions of approximately $5.8 million through March 31, 2007.
Off-Balance Sheet Arrangements and Contractual Obligations
     Our various contractual obligations and funding commitments related to our long-term debt have changed since our Annual Report on Form 10-K for the year ended June 30, 2006 as more fully described above and in Note 5: Amendment of Bank Credit Facility.
     Significant changes in our contractual obligations since year-end 2006 include the liabilities assumed in the acquisition and/or management of the San Jose Mercury News, Contra Costa Times, The Monterey County Herald, St. Paul Pioneer Press, the Daily Breeze (Torrance), the Santa Cruz Sentinel and The News-Times (Danbury). Significant items include the assumption of pension obligations totaling $31.7 million, other postretirement employment benefits totaling $1.2 million and other long-term operating lease obligations.
     The Denver JOA terminated its construction lease in the second quarter of fiscal year 2007 and signed a long-term operating lease for its office building facility. Our other contractual obligations have not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Expenditures

	Capital Expenditures
	Nine Months Ended March 31, 2007
	(Dollars in thousands)
	Wholly-Owned
	Subsidiaries and	Non Wholly-	Our Share of
	Consolidated	Owned	Unconsolidated
	JOAs	Subsidiaries	JOAs	Total
Total Capital Projects	$12,893	$9,144	$29,995	$52,032
Less Minority Partners’ Share	—	(4,082)	—	(4,082)

Our Share of Capital Projects	$12,893	$5,062	$29,995	$47,950

Near Term Outlook
Newsprint Prices
     Current North American newsprint supply versus demand, along with newsprint now being shipped from China, have put further downward pressure on prices and the cost of newsprint has declined an average $30 to $35 per metric ton so far during our third quarter of fiscal year 2007 as compared to the second quarter of fiscal year 2007 (quarter ended December 31, 2006). The April 2007 RISI (“Resource Information Systems, Inc.”) price index for 30 pound newsprint was $600 per metric ton compared to $655 per metric ton in April 2006. As a large buyer of newsprint, our cost of newsprint continues to be well below the RISI price index.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK
Debt
     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes the bank term loans and the revolving credit portion of our bank credit facility. Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. The nature and position of our bank debt have not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2006 as the disclosure included the August 2, 2006 borrowings made in conjunction with our August 2, 2006 acquisition of the San Jose Mercury News and Contra Costa Times.
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
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$77,608	$31,864	$143,335	$63,884
Net Change in Operating Assets and Liabilities	(70,783)	(21,858)	(77,712)	(7,751)
Distributions of Net Income Paid to Minority Interest	8,021	13,368	42,356	22,991
Distributions of Net Income from Unconsolidated JOAs	(6,169)	(8,396)	(28,113)	(32,220)
Distributions of Net Income from Equity Investments	(68)	(418)	(1,018)	(4,635)
Interest Expense	20,893	14,033	61,477	41,271
Bad Debt Expense	(2,928)	(2,618)	(8,798)	(6,946)
Pension Expense, Net of Cash Contributions	(686)	(937)	3,555	(1,330)
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	12,243	16,252	36,786	48,623
Net Cash Related to Other (Income), Expense	(2,702)	(7,771)	(9,251)	(12,609)

Adjusted EBITDA	35,429	33,519	162,617	111,278
Minority Interest in Adjusted EBITDA	(13,404)	(11,717)	(58,663)	(30,899)
Combined Adjusted EBITDA of Unconsolidated JOAs	1,758	2,488	18,049	21,973
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company(c)	139	304	1,189	5,099

Adjusted EBITDA Available to Company	$23,922	$24,594	$123,192	$107,451

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), our less than 100% owned consolidated subsidiaries, as well as the Connecticut newspapers (beginning March 30, 2007) (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote (c)).

(b)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(c)	EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company agreements require the partnerships to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and beginning February 1, 2006, our 50% share of the EBITDA of the Prairie Mountain Publishing Company, have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations as defined by our debt covenants.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. Dollar amounts shown are in thousands.

	Three Months Ended March 31, 2007
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$316,957	$63,903	$380,860

Loss from Unconsolidated JOAs	(7,132)	7,132	—

Cost of Sales	106,520	26,290	132,810
Selling, General and Administrative	175,008	35,855	210,863
Depreciation and Amortization	18,109	7,463	25,572
Interest Expense	20,893	539	21,432
Other (Income) Expense, Net	1,451	903	2,354

Total Costs and Expenses	321,981	71,050	393,031

Gain on Sale of Assets and Danbury Transaction, Net	26,628	15	26,643

Net Income	4,274	—	4,274

Adjusted EBITDA(2)	$35,429	$1,758	$37,187

	Nine Months Ended March 31, 2007
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$984,720	$214,585	$1,199,305

Loss from Unconsolidated JOAs	(8,673)	8,673	—

Cost of Sales	318,328	87,130	405,458
Selling, General and Administrative	503,775	109,406	613,181
Depreciation and Amortization	53,108	22,676	75,784
Interest Expense	61,477	1,633	63,110
Other (Income) Expense, Net	(9,774)	2,040	(7,734)

Total Costs and Expenses	926,914	222,885	1,149,799

Gain on Sale of Assets and Danbury Transaction, Net	42,892	(373)	42,519

Net Income	30,550	—	30,550

Adjusted EBITDA(2)	$162,617	$18,049	$180,666

	Three Months Ended March 31, 2006
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$208,376	$69,539	$277,915

Loss from Unconsolidated JOAs	(8,133)	8,133	—

Cost of Sales	66,424	29,764	96,188
Selling, General and Administrative	108,433	37,287	145,720
Depreciation and Amortization	10,581	10,197	20,778
Interest Expense	14,033	65	14,098
Other (Income) Expense, Net	(288)	447	159

Total Costs and Expenses	199,183	77,760	276,943

Gain on Sale of Assets, Net	804	88	892

Net Loss	(3,645)	—	(3,645)

Adjusted EBITDA(2)	$33,519	$2,488	$36,007

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

	Nine Months Ended March 31, 2006
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$611,173	$223,105	$834,278

Loss from Unconsolidated JOAs	(16,403)	16,403	—

Cost of Sales	192,481	90,768	283,249
Selling, General and Administrative	307,414	110,364	417,778
Depreciation and Amortization	31,246	36,510	67,756
Interest Expense	41,271	172	41,443
Other (Income) Expense, Net	1,667	1,851	3,518

Total Costs and Expenses	574,079	239,665	813,744

Gain on Sale of Assets, Net	1,127	157	1,284

Net Income	2,086	—	2,086

Adjusted EBITDA(2)	$111,278	$21,973	$133,251

Footnotes for tables above.

(1)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs (Denver and Salt Lake City). Our interest in the earnings of the Salt Lake City JOA is 58%, while our interest in the Denver Newspaper Agency is 50%. This adjustment also includes the editorial costs, revenues received outside of these JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

(2)	Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$77,608	$31,864	$143,335	$63,884
Net Change in Operating Assets and Liabilities	(70,783)	(21,858)	(77,712)	(7,751)
Distributions of Net Income Paid to Minority Interest	8,021	13,368	42,356	22,991
Distributions of Net Income from Unconsolidated JOAs	(6,169)	(8,396)	(28,113)	(32,220)
Distributions of Net Income from Equity Investments	(68)	(418)	(1,018)	(4,635)
Interest Expense	20,893	14,033	61,477	41,271
Bad Debt Expense	(2,928)	(2,618)	(8,798)	(6,946)
Pension Expense, Net of Cash Contributions	(686)	(937)	3,555	(1,330)
Net Cash Related to Other (Income), Expense	(2,702)	(7,771)	(9,251)	(12,609)
Combined Adjusted EBITDA of Unconsolidated JOAs(b)	1,758	2,488	18,049	21,973
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(c)	12,243	16,252	36,786	48,623

Adjusted EBITDA	37,187	36,007	180,666	133,251
Minority Interest in Adjusted EBITDA	(13,404)	(11,717)	(58,663)	(30,899)
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company(d)	139	304	1,189	5,099

Adjusted EBITDA Available to Company	$23,922	$24,594	$123,192	$107,451

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), our less than 100% owned consolidated subsidiaries, as well as the Connecticut newspapers (beginning March 30, 2007) (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of the EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote (d)). Note that pro-rata consolidation already takes into account our proportionate share of the results from our unconsolidated JOAs (Denver and Salt Lake City).

(b)	Combined Adjusted EBITDA of Unconsolidated JOAs. Calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(c)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(d)	EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company agreements require the partnerships to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and beginning February 1, 2006, our 50% share of Prairie Mountain Publishing Company, have been included in Adjusted EBITDA Available to Company, as they are an integral part of our cash flows from operations as defined by our debt covenants.

EXHIBIT INDEX

Exhibits
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s June 30, 2005 Form 10-K)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s June 30, 2005 Form 10-K)

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002