Form 10-K
period 2007-06-30
MEDIANEWS GROUP INC
filed 2007-09-28
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number 033-75156
MEDIANEWS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0425553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 W. Colfax, Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)
Registrant’s telephone number, including area code: (303) 954-6360
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No X
     Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Act. Yes X   No ___
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Item (1) Yes X   No ___; Item (2) Yes ___ No X*
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ___                     Accelerated filer ___                    Non-accelerated filer  X
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
     Not applicable as there is no active market for our common equity.
     The number of shares outstanding of the registrant’s common stock as of September 28, 2007 was 2,276,846.
Documents Incorporated By Reference: None
*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2007 pursuant to Section 15(d) of the Securities Exchange Act of 1934. The registrant is filing this Annual Report on Form 10-K on a voluntary basis.

Item 1: Business
General
     MediaNews Group, Inc. (“MediaNews” or “the Company”), a Delaware Corporation, was founded in March 1985. We are the largest privately-owned newspaper company in the United States in terms of daily paid circulation. We publish 57 daily and approximately 95 non-daily newspapers in 12 states, including suburban markets in close proximity to the San Francisco Bay area, Los Angeles, New York, Baltimore, Boston and El Paso. We also own metropolitan daily newspapers in San Jose, St. Paul, Denver, Salt Lake City and Detroit (the last three of which operate under joint operating agency (“JOA”) agreements). The newspapers we currently control had combined daily and Sunday paid circulation of approximately 2.6 million and 2.9 million, respectively, as of March 31, 2007. We have grown primarily through strategic acquisitions, partnerships and, to a lesser extent, internal growth. One of our key growth strategies is geographic clustering. This strategy involves acquiring newspapers, or partnering with newspapers, in markets contiguous to those in which we already operate. Clustering has allowed us to realize substantial revenue synergies and cost efficiencies, resulting in higher operating cash flow growth at those newspapers than they would have achieved on a stand-alone basis. The majority of our fiscal year 2007 acquisitions and joint ventures were consistent with our clustering strategy.
     Our newspapers are generally positioned in markets with limited direct competition for local daily newspaper advertising. Start-ups of new daily newspapers in suburban markets with pre-existing local newspapers are infrequent. We believe that our newspaper markets, taken as a whole, have above average population and sales growth potential. Most suburban and small city daily newspapers we own have the leading or sole distribution in the markets they serve. Suburban newspapers address the specific needs of a community by publishing a broad spectrum of local news as well as advertiser-specific editions which television, because of its broader geographic coverage, is unwilling or unable to provide. Thus, in many communities, the local newspaper provides a combination of social and economic services in a way that only it can, making it attractive for both consumers and advertisers. Our suburban newspapers generate the majority of their revenues from local retail, classified and circulation sales, which we believe are less affected by national economic trends and therefore tend to provide a more stable base of operating cash flow. Metropolitan newspapers generate significant revenues from high margin national and employment advertising, which is strongly influenced by national and local economic conditions and trends. Our metropolitan newspapers also tend to face greater competition for advertising from television, radio, cable and national Internet sites than do our suburban newspapers. However, our metropolitan newspapers continue to capture the largest share of locally available advertising dollars by providing the most comprehensive local news available in their markets.
     In conjunction with several of our daily newspapers, we operate sizeable weekly newspaper groups that extend our reach and advertising opportunities in and around our daily newspaper markets. Suburban weekly newspapers allow us to attract a different base of advertisers than our paid daily newspapers, such as small local retailers, local classifieds and restaurants, which improves our competitive positioning, reduces the threat of competition from direct mail and shoppers (free circulars) and achieves greater household penetration in our newspaper markets. Our largest suburban weekly newspaper groups operate in conjunction with our San Francisco Bay Area Newspapers Group, the Los Angeles Newspapers Group and Connecticut Post.
     In addition to selling advertising in our core newspaper product, our two other major revenue drivers include Internet advertising and advertising in niche publications, such as those related to home improvement, health and fitness and weddings. Our niche publications are designed to reach a highly targeted audience and to appeal to non-traditional newspaper advertisers. In addition, our niche publications will provide valuable content which will expand our Internet offerings. We are developing new local Web sites, in addition to our local news Web sites, designed to provide a more comprehensive source of local information and services and new advertising opportunities.

     The following sets forth our paid daily newspapers:

California	Massachusetts
Daily News, Los Angeles, CA	The Sun, Lowell, MA
Press-Telegram, Long Beach, CA	The Berkshire Eagle, Pittsfield, MA
The Monterey County Herald, Monterey, CA(a)	Sentinel & Enterprise, Fitchburg, MA
The Daily Breeze, Torrance, CA(a)	North Adams Transcript, North Adams, MA
California Newspapers Partnership — 54.23%-owned partnership
San Gabriel Valley Newspaper Group, CA	Michigan
San Gabriel Valley Tribune, West Covina, CA	The Detroit News, Detroit, MI (JOA)(b)
Pasadena Star-News, Pasadena, CA
Whittier Daily News, Whittier, CA	Minnesota
The Sun, San Bernardino, CA	Pioneer Press, St. Paul, MN(a)
Inland Valley Daily Bulletin, Ontario, CA
East Bay Newspapers, San Francisco Bay Area, CA	Utah
Contra Costa Times, Walnut Creek, CA	The Salt Lake Tribune, Salt Lake City, UT (JOA)
Oakland Tribune, Oakland, CA
Tri-Valley Herald, Pleasanton, CA
The Daily Review, Hayward, CA	Vermont
The Argus, Fremont, CA	Brattleboro Reformer, Brattleboro, VT
Alameda Times-Star, Alameda, CA	Bennington Banner, Bennington, VT
San Mateo County Times, San Mateo, CA
Marin Independent Journal, Marin, CA	West Virginia
Enterprise-Record, Chico, CA	Charleston Daily Mail, Charleston, WV(b)
Oroville Mercury-Register, Oroville, CA
Times-Herald, Vallejo, CA	Texas-New Mexico Newspapers Partnership - 59.4%-owned
Times-Standard, Eureka, CA	partnership
The Reporter, Vacaville, CA	Texas
Daily Democrat, Woodland, CA	El Paso Times, El Paso, TX
The Ukiah Daily Journal, Ukiah, CA	New Mexico
Redlands Daily Facts, Redlands, CA	Las Cruces Sun-News, Las Cruces, NM
Lake County Record-Bee, Lakeport, CA	The Daily Times, Farmington, NM
Red Bluff Daily News, Red Bluff, CA	Carlsbad Current-Argus, Carlsbad, NM
San Jose Mercury News, San Jose, CA	Alamogordo Daily News, Alamogordo, NM
Santa Cruz Sentinel, Santa Cruz, CA	The Deming Headlight, Deming, NM
Pennsylvania
York Daily Record & The York Dispatch, York, PA (JOA)
Colorado	Lebanon Daily News, Lebanon, PA
The Denver Post, Denver, CO (JOA)	The Evening Sun, Hanover, PA
Prairie Mountain Publishing Company, CO - 50%-owned partnership	Public Opinion, Chambersburg, PA
The Fort Morgan Times, Fort Morgan, CO
Journal-Advocate, Sterling, CO
Lamar Daily News, Lamar, CO
Daily Camera, Boulder, CO

Connecticut
Connecticut Post, Bridgeport, CT
The News-Times, Danbury, CT(a)

(a)	We manage these newspapers for The Hearst Corporation.

(b)	We are only responsible for editorial and news content.

Industry Background
     Newspaper publishing is the oldest and largest segment of the media industry. Newspapers address the specific needs of readers and advertisers in the communities they serve by publishing a broad spectrum of local news as well as special editions that are targeted to specific advertisers and readers. In most communities, the local newspaper provides the primary voice for local news and information, including business, sports, government and social as well as political commentary, making a newspaper’s content attractive to both readers and advertisers. We believe that the local newspaper’s close relationship with its readers and the community is one of the primary reasons why newspapers remain a dominant medium for local advertising, accounting for approximately 40% of all local media advertising expenditures in the United States in calendar year 2006.(1)
     We believe that, due to continuing fragmentation of other advertising mediums, newspapers are one of the last mass market mediums available for advertisers in a local market. In addition, newspapers are one of the few forms of mass media used by readers for both editorial and advertising content. Readers of newspapers also tend to be more highly educated and have higher incomes than non-newspaper readers, with a recent survey showing approximately 55% of college graduates and 56% of households with incomes greater than $75,000 read a daily newspaper.(1) Because of the desirable demographics and local mass market reach of daily newspapers, we believe that newspapers represent the most cost-effective means for advertisers to reach a broad and affluent spectrum of consumers.
     With the exception of a few of the largest cities, most cities in the United States do not have more than one daily newspaper.
Recent Transactions
Acquisition (San Jose Mercury News, Contra Costa Times, The Monterey County Herald and Pioneer Press)
     On August 2, 2006, we and The McClatchy Company (“McClatchy”) consummated the closing under a Stock and Asset Purchase Agreement dated as of April 26, 2006, pursuant to which the California Newspapers Partnership (“CNP”), a 54.23% subsidiary of ours, purchased the Contra Costa Times and the San Jose Mercury News and related publications and Web sites for $736.8 million. The acquisition, including estimated fees, was funded in part with contributions of $340.1 million from our partners in CNP ($337.2 million was paid by the partners directly to McClatchy). Our share of the acquisition, including estimated investment banking fees, was approximately $403.0 million and was funded with borrowings under a term loan “C” and our bank revolver (see “Recent Transactions – Debt”). The $403.0 million acquisition cost excludes cash acquired and other deal costs (principally legal and accounting).
     On August 2, 2006, The Hearst Corporation (“Hearst”) and McClatchy consummated the closing under a Stock and Asset Purchase Agreement dated as of April 26, 2006, pursuant to which Hearst purchased The Monterey County Herald and the St. Paul Pioneer Press and related publications and Web sites for $263.2 million. See Hearst Stock Purchase Agreement below.
Acquisition (Torrance)
     On December 15, 2006, Hearst acquired the Daily Breeze and three weekly newspapers, published in Torrance, California for approximately $25.9 million, which included $1.1 million of working capital. See Hearst Stock Purchase Agreement below.
Hearst Stock Purchase Agreement
     On August 2, 2006, we and Hearst entered into a Stock Purchase Agreement, which was amended on May 1, 2007 (the “MediaNews/Hearst Agreement”) pursuant to which (i) Hearst agreed to make an equity investment of approximately $299.4 million (subject to adjustment under certain circumstances) in us (such investment will not include any governance or economic rights or interest in the Company’s publications in the San Francisco Bay area or “Bay Area” assets) and (ii) we

(1)	Source: Newspaper Association of America

have agreed to purchase from Hearst The Monterey County Herald, the St. Paul Pioneer Press and Daily Breeze (Torrance) with a portion of the Hearst equity investment in us. The equity investment will afford Hearst an equity interest of approximately 30% (subject to adjustment in certain circumstances) in us, excluding our economic interest in the San Francisco Bay area newspapers. The equity investment by Hearst in us is under review by the Antitrust Division of the Department of Justice. The Antitrust Division has requested information in connection with this review, and we and Hearst have completed our response to that request. The mandatory thirty day waiting period to consummate the transaction will expire on October 18, 2007. We have agreed to manage The Monterey County Herald, the St. Paul Pioneer Press and the Torrance Daily Breeze during the period of their ownership by Hearst. Under the MediaNews/Hearst Agreement, we have all the economic risks and rewards associated with ownership of these newspapers and retain all of the cash flows generated by them as a management fee. As a result, we began consolidating the financial statements of The Monterey County Herald and St. Paul Pioneer Press beginning August 2, 2006 and the Torrance Daily Breeze beginning December 15, 2006. We also agreed that, at the election of us or Hearst, we will purchase The Monterey County Herald, the St. Paul Pioneer Press and the Torrance Daily Breeze, for $290.6 million (plus reimbursement of Hearst’s costs and cost of funds in respect of its purchase of such newspapers) if for any reason Hearst’s equity investment in us is not consummated. If we are required to purchase these newspapers from Hearst without an equity investment by Hearst, we would need to obtain additional financing to fund this purchase and/or seek alternative financing arrangements with Hearst or another party. As of June 30, 2007, we have recorded an obligation of $306.5 million related to the possible Hearst acquisition cost of $290.6 million and the $15.9 million accretion of Hearst’s cost of funds related to these purchases. If the Hearst equity investment is consummated, the acquisition cost obligation will be reclassified into shareholders’ equity and the impact of the accretion of Hearst’s cost of funds will be eliminated from retained earnings.
Original Apartment Magazine Sale
     On September 29, 2006, CNP sold the Original Apartment Magazine for $14.0 million. The sale resulted in an immaterial loss.
Acquisition (Santa Cruz)
     On February 2, 2007, CNP acquired the Santa Cruz Sentinel, published in Santa Cruz, California, for approximately $45.0 million, plus an adjustment for working capital. Contributions from the partners in CNP (including us) were used to fund the acquisition. Our portion of the acquisition (including working capital) was approximately $25.0 million and was funded with borrowings under our bank credit facility. Santa Cruz is being clustered into our operations in San Jose, California.
Management Agreement (Danbury)
     On March 30, 2007, we entered into an agreement with Hearst regarding the management of The News-Times (Danbury, Connecticut), which was purchased by Hearst on March 30, 2007 for $80.0 million, plus an adjustment for working capital. Under the agreement, we have agreed to manage and we control the operations of both the Connecticut Post (owned by us) and The News-Times and are entitled to 73% of the combined profits and losses generated by the two newspapers; however, we and Hearst retain ownership of the assets and liabilities of the Connecticut Post and The News-Times, respectively. As a result of entering into the management agreement, we began consolidating the results of The News-Times and recording minority interest for Hearst’s 27% interest beginning March 30, 2007. Also, in connection with entering into the management agreement, we recorded a pre-tax non-monetary gain of approximately $27.0 million.
Sale of Buildings
     In July 2006 and June 2007, we sold our office buildings in Long Beach and Woodland Hills, California for approximately $49.0 million. We recognized a pre-tax gain of approximately $37.4 million on the sales of the buildings. We are leasing back the Woodland Hills office building for one year to give us time to relocate to a smaller office facility.
Debt
     On August 2, 2006, we amended our December 30, 2003 bank credit facility (the “Credit Facility”). The amendment maintained the $350.0 million revolving credit facility, the $100.0 million term loan “A” and a $147.3 million term loan “B,”

and provided for a $350.0 million term loan “C” facility. The August 2, 2006 amendment authorized us to purchase the Contra Costa Times, San Jose Mercury News, The Monterey County Herald and the St. Paul Pioneer Press. The $350.0 million term loan “C” facility was funded on August 2, 2006 and used, along with borrowings under our revolver, to pay our portion of the purchase price of the Contra Costa Times and the San Jose Mercury News.
     On September 17, 2007, we further amended the Credit Facility. This amendment changed several provisions, including, effective June 30, 2007, increasing the consolidated total leverage ratio and the ratio of consolidated senior debt to consolidated operating cash flow for the remaining life of the Credit Facility; decreasing the ratio of consolidated operating cash flow to consolidated fixed charges for the quarters ending September 30 and December 31, 2007; and in conjunction with the amendment, we voluntarily reduced the commitments under the revolver from $350.0 million to $235.0 million effective October 1, 2007. As a result of the amendment, interest rate margins will increase by 50 basis points for all loan tranches under the bank agreement. Certain other definitional and minor structural changes were also made to the Credit Facility. An amendment fee of 0.25% was paid to all consenting lenders upon closing of the amendment.
Operating Strengths and Strategies
     Our long-term operating strategy is to increase revenues and operating profit through realization of synergies from recently completed acquisitions and partnerships and internal growth. Our internal growth strategy is built around three separate revenue drivers: the core newspaper, niche publications and our Internet Web sites. Within our core newspaper, we seek to grow revenue by increasing sales pressure in the market and by offering creative solutions to our advertisers (multi-platform packages, zoning, etc). In addition, we are focused on restructuring and streamlining operations Company-wide to improve operating margins. Our niche publications seek to grow revenue through new product launches and expansion of existing publications, and will pursue national revenue opportunities as our footprint of common publications expands, potentially beyond our newspaper markets. We seek to grow revenue on the Internet by increasing traffic, leveraging print advertising, expanding our existing inventory by building new local Web sites which will be built around a new strategy we call “marketplace,” and through new revenue opportunities derived from our Yahoo! partnership.
     Geographic Clusters and Partnerships. One of our key growth strategies is to acquire (or partner with) newspapers in markets contiguous to our own. We refer to this strategy, which we pioneered, as “clustering.” Clustering enables us to realize operating efficiencies and economic synergies, such as the sharing of management, accounting, newsgathering, advertising and production facilities. Clustering also enables us to maximize revenues by selling advertising into newspapers owned by us in contiguous markets. We believe that this strategy allows us to achieve higher operating margins at our clustered newspapers than we would realize from those newspapers on a stand-alone basis. The fiscal year 2007 acquisitions of the San Jose Mercury News, Contra Costa Times, Santa Cruz Sentinel and Torrance Daily Breeze are a continuation of this strategy. The California Newspapers Partnership (“CNP”), the Texas-New Mexico Newspapers Partnership, Prairie Mountain Publishing Company, and the management agreement in Connecticut are also all extensions of this strategy.
     New Revenue Streams. We focus on developing and implementing new revenue initiatives and exporting these initiatives across all of our newspapers. We have focused these efforts on our three key revenue drivers which are the core newspaper publications, niche publications/targeted products and our Web sites. We are sharing best practices in advertising products and programs for the core newspaper product across the Company, as well as integrating our core newspaper content with the Internet. More of our Internet strategy is discussed later. We are also focused on implementing niche/targeted (audience-specific) products, both in print and on the Internet. Targeted publications capitalize on segments of high growth and reach advertisers that have not typically run advertisements in our core newspaper publications. To this end, we have launched many publications which can be leveraged in multiple markets, including: a woman’s magazine (SMART), a parenting catalogue (Today’s Mama), a real estate magazine (ReConnection), a citizen journalism print/online tabloid (YourHub.com), a coupon book (Hometown Values) and an Hispanic newspaper (Fronteras). The largest single initiative was the export of SPACES magazine, a glossy, book-like, high-end home magazine, to 13 of our markets, creating a large footprint nationally, including a national Web site www.SPACESmagazine.com. We have also partnered with Publication Services of America, a niche magazine company, to launch 22 magazines in 14 markets covering home design and remodeling, health and fitness, and wedding categories.
     Local News Leadership. We believe that we have the largest local newsgathering resources in our markets, and we are committed to being the leading provider of trusted, high quality local news in those markets in both print and on the Internet. Each newspaper/Web site is locally managed and sets its own news coverage and editorial policy based on the local market. Our focus on in-depth local news coverage sets us apart from other news sources in our markets, contributing to reader loyalty and increasing franchise value. With the timeliness and availability of national and world news 24 hours a day on television and the Internet, we believe that providing in-depth local news coverage is invaluable and is what sets us apart from other news sources. To foster reader interaction and participation, we introduced “citizen journalism” with YourHub.com in Denver whereby local news content and photos are submitted directly by readers. Certain of our Web sites also include sections where readers can comment about online articles or publish “blogs.” In Denver as elsewhere, we have also introduced Podcasts in which top local headlines, presented in an audio version, can be downloaded from the newspapers’ Web sites onto a digital audio device, such as an iPod, and listened to on-the-go. Our ongoing involvement in the communities in which we operate not only strengthens our relationships with these communities, but also provides our advertisers a superior vehicle for promoting their products or services. Although our focus is primarily on local news, we are committed to providing quality national and international news coverage when it is of particular interest to the local community.
     Our newspapers and Internet sites are designed to visually attract readers through attractive layouts and color enhancements and have received numerous awards from state press associations as well as other peer organizations for their editorial content, local news and sports coverage, photography and design. The majority of our newspapers receive awards annually for excellence in various editorial categories in their respective regions and circulation size.
     Circulation Growth. We believe growth in individually paid circulation is important to maintaining and growing the long-term franchise value of our newspapers. Accordingly, we have and will continue to make significant investments in circulation promotion, telemarketing and other circulation growth campaigns to increase circulation and readership. Our circulation growth strategies are focused on growing home delivery and single copy sales, the most desired circulation types for our advertisers. We also design our management incentive programs to reward our publishers for circulation growth at their daily newspapers. We expect to grow home delivery and single copy circulation in several individual markets. While growing circulation volumes is important, we continue to balance this with an eye on circulation profit by instituting programs that target the replacement of higher churn short-term circulation orders with longer term circulation orders, thereby delivering a stable subscriber base for our advertising customers and controlling subscriber acquisition costs. In the past, this strategy has improved circulation profits, but in some cases decreased circulation home delivery volumes in the short-term. We continue to invest in technology to enhance demographic targeting of existing and potential subscribers aimed at acquiring and retaining what our advertisers consider to be high quality subscribers. We also offer electronic replica editions to subscribers at several of our newspapers. This meets the needs of customers who prefer an electronic edition and also saves the cost of printing and delivering those newspapers.
     Cost Controls. We focus on cost control with particular attention on managing staffing requirements through consolidation of production and back office facilities and functions. At newspapers with collective bargaining agreements, management strives to enter into long-term agreements with small annual increases. In addition, we further control labor costs through investments in state-of-the-art production equipment that improves production quality and increases operating efficiency. Our investments, such as new production and office facilities in Salt Lake City and in Denver, not only will reduce costs through lower staffing requirements and newsprint consumption as a result of reduced waste, the implementation of 48” web width and shorter cut-off on the new presses, but they will also make significant improvements to the reproduction and color quality and capacity of the newspapers. The Salt Lake City facility became operational in the spring of 2006; the production facility in Denver is expected to be fully operational in the fourth calendar quarter of 2007.
     We are also focused on newsprint cost control at our existing facilities. We are reducing the web width to 46” from 50” or 48” on the majority of our presses in fiscal year 2008 resulting in permanent newsprint volume savings. In addition to volume savings, each of our newspapers benefits from the discounted newsprint pricing we obtain as one of the largest newspaper groups in the United States. We purchase newsprint from several suppliers under pricing arrangements we believe are some of the most favorable in the industry.
     In the fourth quarter of fiscal 2007, we implemented an Operations Task Force with a mission to identify additional cost-savings in the areas of production, circulation, healthcare, technology and the expansion of our finance shared services operation. As a result of this process, we have identified and have begun implementing significant cost-saving programs at our newspapers and we expect to continue and expand the cost savings associated with this program in the future.
     Internet. MediaNews Group interactive (“MNGi”), our Internet subsidiary, drives the interactive media business of our Company and manages the centralized technology infrastructure that supports each of our local sites. Our strategy is to use the Internet and other electronic media to enhance and broaden our position as the leading provider of news, information and services in our local media markets. Our interactive operations are growing market share and extending the profitability of our local media franchises by leveraging our extensive newsgathering resources, print and online sales infrastructures and partnering with providers of emerging technologies and industry leaders, including Internet portals, broadband, Internet video and wireless, expanding our ability to provide both news and advertising across a broad platform of digital media devices. We recently expanded our offerings in the rapidly growing online video marketplace, including the integration of video into our online recruitment, auto and real estate packages. We also began providing online video news stories to complement the print and online versions of our newspapers. We expect to extend the reach of our brands beyond our core and existing print audience to attract a younger and more diverse audience. Finally, we are cultivating relationships with new and existing advertisers and readers by proactively addressing their needs by providing multimedia packages and 24/7 news operations geared toward breaking news online first and providing new video content to enhance the online experience.
     In fiscal year 2007, we expanded our partnership with Yahoo! and a broad consortium of other newspaper companies, including Hearst, Belo, Lee, McClatchy and others. This partnership extended the relationship already in progress with Yahoo! Hot Jobs. The Newspaper Consortium (NPC), representing over 300 newspapers, and Yahoo! reached agreement on deal terms in three critical areas.
•
Ad Serving Technology and Network: MNGi and other NPC sites will move all ad serving business to the Yahoo! ad network platform. Local newspaper sites and Yahoo! will have the opportunity to cross-sell each other’s ad inventory.

•	Search: MNGi and other NPC sites will integrate Yahoo! Web Search, Sponsored Search, Content Match and Yahoo! Toolbar into each newspaper’s Web site.

•
Content Integration: MNGi and other NPC sites will be treated as a “trusted source” in Yahoo! News Search resulting in increased traffic to our sites. Local news content modules will appear on critical section fronts of Yahoo! including the Front Page, Yahoo! Mail, Finance, Sports, etc.

     Central to this partnership is a focus from our sales teams to sell targeted online-only advertising, taking full advantage of the Yahoo! partnership and the new revenue streams it affords the Company.
     Additionally, to expand our direct sales channels, we are adding functionality and several comprehensive online self-service products to facilitate customer orders. The development of this online marketplace will allow us to better compete with new entrants into online advertising and enhance advertiser satisfaction. These combined efforts give us the ability to integrate our online/offline databases to allow for a higher degree of online targeted marketing, including print subscription acquisitions, email marketing and the ability to target advertising based on the captured demographic and psychographic data.
     Our search strategy enables us to improve our understanding of the intent of our users and thus better deliver relevant content. In conjunction with major site redesigns and vastly improved interactive content, we plan to meet the changing content demands of our online users and grow our overall audience.
     We are innovating and expanding our core newspaper Web sites and building or expanding new sites such as LA.com, BayArea.com and InsideDenver.com as local hubs. These sites will be built around our new “marketplace” strategy which centers on building audiences around certain key categories, such as activities, special interests, etc. and leveraging the interactivity of the Web with user-generated content, customer feedback, and self-generated advertisings.
     We are currently exploring several strategic investments and partnerships with companies that have built technology that is key to our marketplace and we believe such relationships will facilitate and accelerate the successful implementation of many of our Internet strategies.
     By being the leading provider of local news and information in our markets and leveraging the Internet, electronic media, emerging wireless and expanding broadband technologies, we believe that our newspapers are well positioned to respond to and benefit from changes in the way advertising, news and information are delivered to customers in our markets now and in the future. Links to our online newspapers can be found at www.medianewsgroup.com.

     Superior Management. Our management team has a proven track record of successfully acquiring, including through partnerships, over 80 newspapers that have been successfully integrated into our operations. All of our senior executives have spent the majority of their careers in the newspaper industry operating, acquiring and integrating newspapers.
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
     Advertising revenue includes Retail (local and national department stores, specialty shops, preprinted advertising circulars and other local retailers, direct mail and niche publications), National (national brand advertising accounts), Classified (employment, automotive, real estate and private party) and Interactive (online component of Classified Advertising, search revenue and banner revenue). Other revenue consists primarily of revenue from commercial printing and niche/targeted publications. The contributions of Retail, National, Classified, Interactive, Circulation and Other revenue to total revenues are shown in the following table.

	Fiscal Years Ended
	June 30,(1)
	2007	2006	2005
Retail	42%	42%	42%
National	7	6	6
Classified	25	27	26
Interactive	6	5	4
Circulation	16	16	17
Other	4	4	5

	100%	100%	100%

(1)
Generally accepted accounting principles do not allow us to consolidate the revenues for our JOA investments we do not control; accordingly, we record our share of the JOAs’ (Salt Lake City and Denver) net results in one line item, “Income from Unconsolidated JOAs.” The revenue data for the JOAs we do not control (Salt Lake City, Denver, Charleston and Detroit) are excluded from this summary (see further discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies).

Newsprint
     Newsprint is one of the largest costs of producing a newspaper. We buy newsprint from several suppliers under arrangements that we believe provide us with some of the most favorable newsprint prices in the industry. Newsprint prices began increasing during fiscal year 2003 and this trend continued through the third quarter of fiscal year 2007. However, beginning in our fourth quarter, 2007, market supply versus demand put downward pressure on newsprint prices. To reduce the impact from the trend of rising prices we were experiencing, starting in fiscal year 2006, we began implementing cost-cutting measures such as decreasing our newspapers to 48” web width and using lighter weight newsprint. The downward trend of newsprint prices, coupled with the impact of our cost-cutting measures should result in significantly lower newsprint expenses in fiscal year 2008. During fiscal year 2007, excluding our unconsolidated JOA operations, we consumed approximately 235,000 metric tons of newsprint compared to 146,000 during 2006 and 2005. During fiscal years 2007, 2006 and 2005, we incurred newsprint expense of $139.9 million, $83.6 million and $77.4 million, respectively. The increase from fiscal year 2006 to fiscal year 2007 was due to our fiscal year 2007 acquisitions. Newsprint expense as a percentage of revenue from our newspaper operations (excluding unconsolidated JOAs) for fiscal years 2007, 2006 and 2005, was 11.1%, 10.1% and 9.9%, respectively. Our average price per metric ton was $596 during fiscal year 2007, compared to $574 and $528 during fiscal years 2006 and 2005, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Near Term Outlook — Newsprint Prices” for a discussion regarding current newsprint pricing trends.

Employee Relations
     As of June 30, 2007, we employed at our consolidated entities and unconsolidated JOAs in Denver and Salt Lake City approximately 10,500 full-time and 2,200 part-time employees, of which approximately 4,000 are unionized (approximately 1,500 of the total union employees are in Denver). There has never been a significant strike or work stoppage at any of our newspapers during our ownership, and we believe that our relations with our employees are generally good. We are currently involved in a number of contract negotiations with the various unions that represent our employees. We have 41 union contracts at our consolidated entities and unconsolidated JOAs, of which 19 are due for negotiation in the next twelve months and 10 are expired. While we expect the negotiations on our open contracts will be concluded in the near future, we have not signed any of the open contracts.
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
     Our advertising revenues, as well as those of the newspaper industry in general, are cyclical and dependent upon general economic conditions, as well as industry trends such as real estate and automotive. Historically, advertising revenues have increased in periods of economic growth and declined with general national, regional and local economic downturns and recessionary economic conditions.
Competition
     Each of our newspapers competes for advertising revenue to varying degrees with magazines, yellow pages, radio, broadcast television and cable television, as well as with some weekly publications, direct mail and other advertising media, including electronic media (Internet). Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. Our suburban and small city daily newspapers are the dominant local news and information source, with strong brand name recognition and no direct competition from similar daily newspapers published in their markets. However, in most suburban small city daily newspapers, some circulation competition exists from larger daily newspapers, which are usually published in nearby metropolitan areas.
     We believe larger metropolitan daily newspapers with circulation in our suburban newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper’s main source of revenues. However, we do compete to some extent with the larger metropolitan newspapers in Los Angeles, San Francisco and Boston for readers and, to a lesser extent, advertising in certain categories. In general, our suburban daily newspapers capture the largest share of local advertising as a result of their in-depth coverage of their market, providing readers with local stories and information that major metropolitan newspapers are unable or unwilling to provide. We also believe advertisers generally regard newspaper advertising as one of the most effective methods of advertising promotions and pricing as compared to other advertising mediums.
     Most newspapers are publishing news and advertising content on the Internet. In addition, there are many news and search sites on the Internet, which are advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment, real estate and automotive classified. Accordingly, we have and will continue to develop partnerships and invest in our online growth strategies, which we believe allows us to capture our share of the locally available advertising dollars being spent on the Internet now and in the future.
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
Item 1A. Risk Factors
Advertising Revenues — We depend on advertising revenues that are affected by a number of factors, many of which are beyond our control.
     The primary source of our revenue is advertising. Our advertising revenues are affected by:
•	the health of the economy in the areas where our newspapers are distributed and in the nation as a whole,

•	the circulation of our newspapers,

•	consolidation of retail advertisers within our markets,

•	quality of our editorial content,

•	the demographic makeup of the population where our newspapers are distributed,

•	fluctuations in our competitors’ price of advertising, and

•
the activities of our competitors, including increased competition from other advertising mediums, including network television, cable and satellite television, the Internet, radio, weekly newspapers and local magazines.

Paid Circulation
     The newspaper publishing industry continues to experience some circulation decline with several factors contributing: (a) Do-not-call lists which limit the use of telemarketing to acquire new home delivery subscription sales; (b) the increased scrutiny of, and reductions in, bulk/third-party sales; (c) rule changes by the Audit Bureau of Circulation; and (d) the Internet, which creates competition for readers’ time and does not count as paid circulation even if the reader is viewing our newspapers’ Web sites. We have taken steps to meet each of these challenges, including strengthening practices aimed at compliance with industry-wide accepted procedures in circulation reporting and moving from the paid circulation measurement to a readership model to more accurately measure the utilization of our products. Nonetheless, an ongoing decline in paid circulation could have a material effect on the rate and volume of circulation and advertising revenue our newspapers receive.
Newsprint Costs – Increases in newsprint costs could adversely affect our financial results.
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

Competition – Competition could have a material adverse effect on us.
     Our revenue depends primarily upon the sale of advertising and, to a lesser degree, paid circulation. Our competitors for advertising and circulation include local and regional newspapers, magazines, yellow pages, radio and broadcast television, cable television, direct mail, electronic media (including the Internet) and other communications and advertising media which operate in our markets. Some of our competitors are larger and have greater financial resources than we do. The extent and nature of our competition in any particular newspaper market is in large part determined by the location and demographics of the market and the number of media alternatives in that market. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper.
Full Implementation of Operating Strategy and Asset Recoverability – Failure to implement our operating strategy could have a material adverse effect on us.
     Our future financial performance and our ability to recover the cost of our investments are dependent in large part upon our ability to successfully implement our business strategies. We cannot assure you that we will be able to successfully implement every one of our business strategies or be able to improve our operating results. In particular, we cannot assure you that we will be able to fully implement all of our cost-savings strategies, maintain paid circulation volumes at our publications, obtain new sources of advertising revenues from our Web sites and niche publications, generate additional revenues by building on the brand names of our publications or raise the cover or subscription prices of our publications without causing a decline in circulation. Accordingly, the EBITDA performance that we experienced in fiscal year 2007 and our forecasted results for fiscal year 2008 (including adjustments for expected full year cost savings) that we used to evaluate and support the recoverability of our investments could deteriorate. Another significant factor in determining the recoverability of our investments is the market-based multiples of EBITDA, which if it declines from those we are currently using, would also affect our analysis of recoverability of our investments.
Senior Management
     Our ability to maintain our competitive position is dependent on the services of our senior management team. If we were unable to retain the existing senior management personnel, develop future senior management within our company and/or attract other qualified senior management personnel, our business would be adversely affected.
Employee Benefits
     Health insurance costs have increased significantly faster than inflation on an annual basis over the past few years. We also anticipate that in the future, the cost of health care will continue to escalate, causing an increase to our expenses and employee contributions. If we are unable to control our health insurance costs as part of our strategic plans, it could adversely affect our results.
Self-Insurance and Deductibles on Workers’ Compensation Insurance
     Under our workers’ compensation insurance program, we are responsible for the first $500,000 per occurrence; otherwise we have statutory unlimited insurance coverage for workers’ compensation losses. The final cost of many of these claims may not be known for several years. We continuously review the adequacy of our insurance coverage, which we currently believe to be appropriate in light of the cost of insurance coverage and the type of risk being insured.
     The workers’ compensation insurance and self-insurance liability does not include coverage of our independent contractors. We believe these claims are covered under our general liability insurance (discussed below). However, if it is later determined that the independent contractors are covered under workers’ compensation insurance, our loss exposure (and liability) could be significantly greater than we have currently estimated.
Other Insurance Exposure, including Earthquake Coinsurance and Deductibles and Caps on General Liability, Property and Other Insurance Lines
     Our general liability, property and other insurance lines have deductibles ranging from $100,000 to $500,000. We also have specific earthquake coverage which has a deductible of the lesser of $250,000 per incident, or 5% of the value of the insured property. The maximum insured loss under the earthquake coverage is $25.0 million for the properties acquired in August 2006 and $70.0 million for all other locations.
We are effectively controlled by two shareholder groups.
     William Dean Singleton, the Scudder family, and their respective family trusts, have the power to vote approximately 93% of our outstanding common stock. These shareholder groups are entitled to elect all of the members of our Board of Directors, and to otherwise control us, including decisions with respect to partnerships, mergers, liquidations and asset acquisitions and dispositions. There are no independent directors on our Board.
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
     Portions of our workforce (and portions of the workforces at our JOAs) are represented by labor unions. The collective bargaining agreements covering these employees expire periodically. We have 41 union contracts of which 19 are due for negotiation in the next twelve months and 10 are expired. We or our JOAs, as applicable, and the employees that were covered by the expired agreements are currently continuing to operate under the terms of the expired agreements. While we believe that we and our partners currently have satisfactory relationships with labor unions and our employees who are represented by labor unions, no assurance can be given that we or our partners will be successful in any future negotiations with these unions in arriving at new collective bargaining agreements on terms that are acceptable to us and the employees. Any union strikes, threats of strikes or other resistance in connection with the negotiation of a new agreement could materially adversely affect our business and our ability to implement our operating strategies. A lengthy strike at a significant newspaper location would have a materially adverse effect on our operations and financial condition.
Substantial Leverage – Our substantial indebtedness could have a material adverse effect on our financial health and prevent us from fulfilling our obligations.
     We have a significant amount of indebtedness. Subject to the restrictions contained in our indebtedness agreements, we may incur additional indebtedness from time to time to finance acquisitions, make capital expenditures, fund working capital and for general business purposes.
     Our substantial indebtedness could have important consequences. For example, it could:
•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, investments and other general corporate purposes,

•	impair our ability to obtain additional financing for, among other things, working capital, capital expenditures, acquisitions or other general corporate purposes, or

•
limit our flexibility to adjust to changing business and market conditions, and make us more vulnerable to a downturn in general economic conditions as compared to our competitors that have a lower ratio of debt to cash flow.

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
Item 2: Properties
     Our corporate headquarters are located in Denver, Colorado. The listing below of our production and operating facilities are, in most cases, complete newspaper production and office facilities, but the listing also includes television and radio stations. The principal production and operating facilities we own are located in:

Alaska	Minnesota	Texas	California

Anchorage	St. Paul (a)	El Paso	Vacaville	San Jose

		Graham	Paradise	Walnut Creek

Colorado	New Mexico		Hayward	Concord

Denver	Las Cruces	Utah	Pleasanton	Richmond

	Carlsbad	Salt Lake City	Marin	Monterey (a)

Connecticut	Farmington	Murray	Eureka	West Covina

Bridgeport	Alamogordo		Chico	Valencia

Danbury (a)		Vermont	Vallejo	San Bernardino

	Pennsylvania	Brattleboro	Lakeport	Ontario

Massachusetts	York	Bennington	Woodland

Pittsfield	Hanover		Ukiah

North Adams	Lebanon

Lowell	Chambersburg

Fitchburg

Devens

     (a) We manage this newspaper for The Hearst Corporation.
     Certain facilities located in Denver and Colorado Springs, Colorado and Long Beach, Torrance(a), Pasadena, San Ramon, Hayward and Pleasanton, California are operated under long-term leases.
     We believe that all of our properties are generally well maintained, in good condition and suitable for current operations. Our equipment is adequately insured.
Item 3: Legal Proceedings
     See Note 11: Commitments and Contingencies of the consolidated financial statements.
Item 4: Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     There were no equity securities sold by us during fiscal year 2007. There is no established public trading market for our common stock.
     As of June 30, 2007, there were approximately 9 record holders of our Class A Common Stock. No shares of Class B Common Stock are outstanding.
     We have never paid a cash dividend on our common stock. In conjunction with the consummation of Hearst’s investment in the Company (which is currently under review by the Department of Justice), we anticipate paying a dividend to the Class A shareholders of up to $25.0 million. In addition, our long-term debt agreements contain covenants which, among other things, limit our ability to pay dividends to our shareholders.
     During July 2007, we repurchased 21,500 shares of our Class A Common Stock from a beneficial owner of the stock held under the Scudder Family Voting Trust at the Company’s estimate of its fair market value. We used availability on our revolver to fund the $3.0 million stock repurchase.

Item 6: Selected Financial Data
     The table below presents selected historical consolidated financial data.
     The following data should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	MediaNews Group, Inc. & Subsidiaries

	Fiscal Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
INCOME STATEMENT DATA(a):
Revenues
Advertising	$1,063,681	$660,389	$610,060	$582,689	$570,163
Circulation	210,702	130,829	129,344	132,505	137,445
Other	55,457	44,658	39,875	38,635	30,990

Total Revenues	1,329,840	835,876	779,279	753,829	738,598

Income (Loss) from Unconsolidated JOAs	(10,418)	(23,298)	23,291	22,207	25,227

Cost of Sales	421,343	260,939	242,653	234,784	221,888
Selling, General and Administrative	687,875	417,602	382,180	366,636	346,763
Depreciation and Amortization	68,670	44,067	40,598	40,742	40,553
Interest Expense	82,388	55,564	49,481	57,036	64,252
Gain on Sale of Assets and Newspaper Properties	66,156	1,129	114	6,982	28,797
Minority Interest	(59,557)	(35,033)	(29,334)	(32,237)	(34,088)
Income Before Income Taxes	53,788	4,960	59,970	43,703	69,253
Net Income	35,642	1,077	39,880	26,737	38,312
Net Income Applicable to Common Stock	19,731	—	—	—	—

CASH FLOW DATA:
Capital Expenditures	$31,636	$47,501	$51,312	$36,483	$20,669
Cash Flows from:
Operating Activities(b)	144,864	77,257	92,944	80,174	89,759
Investing Activities (including Capital Expenditures)	(361,473)	(64,454)	(92,669)	(20,534)	(32,480)
Financing Activities(b)	225,270	(16,641)	(60,749)	1,753	(55,965)

BALANCE SHEET DATA:
Total Assets	$2,595,309	$1,439,566	$1,365,772	$1,383,149	$1,348,038
Long-Term Debt and Capital Leases	1,124,633	867,893	877,569	928,467	904,554
Other Long-Term Liabilities and Obligations and Defined Benefit and Other Post Employment Benefit Plan Liabilities	58,851	40,557	47,359	40,429	58,837
Putable Common Stock	33,165	40,899	48,556	—	—
Total Shareholders’ Equity	91,164	59,520	38,493	61,006	34,894

NON-GAAP FINANCIAL DATA (c):
Adjusted EBITDA	$220,622	$157,335	$154,446	$152,409	$169,947
Minority Interest in Adjusted EBITDA	(80,004)	(46,541)	(41,152)	(45,747)	(49,089)
Combined Adjusted EBITDA of Unconsolidated JOAs	26,509	27,909	38,097	39,842	40,371
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company(d)	1,891	5,681	9,610	10,108	3,275

Adjusted EBITDA Available to Company	$169,018	$144,384	$161,001	$156,612	$164,504

          Footnotes on following pages.

          Footnotes from previous page.

(a)	Significant Transactions. The income statement data is impacted by the following significant transactions.

Acquisitions Fiscal Years 2003-2007
Year	Date	Publication	Location	Description	Purchase Price
2007	08/02/06	San Jose Mercury News	San Jose, CA	Daily morning newspapers	$736.8 million
		Contra Costa Times	Walnut Creek, CA

	02/02/07	Santa Cruz Sentinel	Santa Cruz, CA	Daily morning newspaper	$45.0 million

See Other Transactions (below) regarding the Daily Breeze (Torrance), The Monterey County Herald, St. Paul Pioneer Press and The News-Times (Danbury)

2006	08/03/05	Detroit News	Detroit, Michigan	Daily morning newspaper (editorial only) and limited Detroit JOA partnership interest	$25.0 million

See Other Transactions (below) regarding the Prairie Mountain Publishing Company formation and Texas-New Mexico Newspapers Partnership restructuring

2005	01/04/05	The Park Record	Park City, Utah	Three times weekly newspaper	$8.0 million

2004	01/05/04	Grunion Gazette and Downtown Gazette	Long Beach, California	Weekly newspapers	$9.0 million

See Other Transactions regarding the York JOA restructuring

2003	01/31/03	Paradise Post	Paradise, California	Three times weekly newspaper, plus commercial printing	$13.0 million

	10/01/02	The Reporter	Vacaville, California	Daily morning newspaper	$30.9 million

	10/01/02	Original Apartment Magazine	Los Angeles, California	Free distribution apartment rental magazine	$10.0 million, plus $4.9 million in earnouts

Dispositions Fiscal Years 2003-2007
Year

2007	On September 29, 2006, we sold, through the California Newspapers Partnership, the Original Apartment Magazine for $14.0 million. See Other Transactions regarding the Management Agreement in Connecticut.
2006	No dispositions. See Other Transactions regarding the Prairie Mountain Publishing Company formation and Texas-New Mexico Newspapers Partnership restructuring.
2005	No dispositions.
2004	No significant dispositions. See Other Transactions regarding the Charleston JOA restructuring.
2003	No dispositions. See Other Transactions regarding the formation of Texas-New Mexico Newspapers Partnership.

Other Transactions Fiscal Years 2003-2007
Year	Description
2007	Effective December 15, 2006, The Hearst Corporation (“Hearst”) acquired the Daily Breeze, a daily morning newspaper and three weekly newspapers in Torrance, California for approximately $25.9 million.

Effective August 2, 2006, Hearst acquired The Monterey County Herald and St. Paul Pioneer Press (both daily morning newspapers) and related publications and Web sites for $263.2 million.

Pursuant to an agreement between us and Hearst, Hearst agreed to make an equity investment in us and we have agreed to purchase from Hearst the publications with a portion of the Hearst equity investment in us. The equity investment by Hearst in us is subject to antitrust review by the Antitrust Division of the Department of Justice. Also under the agreement with Hearst, during the period the publications are owned by Hearst, the publications are managed by us. Because we have all the risks and rewards associated with ownership of the Daily Breeze, The Monterey County Herald and St. Paul Pioneer Press and retain all of the cash flows generated by these newspapers as a management fee, we began consolidating the publications as of the effective date of such newspapers’ acquisition by Hearst.

Also, pursuant to the agreement between us and Hearst, we agreed that at the election of us or Hearst, we will purchase the publications from Hearst (plus Hearst’s costs and costs of funds in respect of its purchase of such newspapers) if for any reason Hearst’s equity investment in us is not consummated.

On March 30, 2007, we entered into an agreement with Hearst regarding the management of The News-Times (Danbury, Connecticut) which was purchased by Hearst on March 30, 2007 for $80.0 million. Under the agreement, we control the management of both the Connecticut Post (owned by us) and The News-Times and are entitled to 73% of the combined profits and losses of the two newspapers; however, we and Hearst retain ownership of the assets and liabilities of the Connecticut Post and The News-Times, respectively. Profits and losses refer to net income, adjusted so that each partner retains 100% of the periodic depreciation and amortization recorded relating to its contributed assets. The partners also retain 100% of any related gain or loss taken related to the disposition of its contributed assets. As a result of entering into the management agreement, we began consolidating the results of The News-Times and recording minority interest for Hearst’s 27% interest beginning March 30, 2007.

     Footnotes continue on following page.

     Footnotes from previous page (continued).

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
Effective December 26, 2005, we contributed the assets of our four daily newspapers published in southern Pennsylvania (The Evening Sun (Hanover), the Lebanon Daily News and our interest in the entity that publishes the York Daily Record and York Sunday News, which will continue to be published under the terms of a JOA agreement along with The York Dispatch) and Gannett contributed assets of the Public Opinion, published in Chambersburg, PA into the Texas-New Mexico Newspapers Partnership. As a result of the contributions (our ownership percentage went from 33.8% to 59.4%) and amended and restated partnership agreement, we are now the controlling partner and accordingly began consolidating the results of the Texas-New Mexico Newspapers Partnership effective December 26, 2005.

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
(b)
Prior Year Revision/Reclassification. For comparability certain prior year balances have been reclassified to conform to current reporting classifications. In particular, the statements of cash flows have been revised for the years ended June 30, 2006 and 2004 to reflect distributions in excess of net income paid to minority interests in accordance with Statement of Financial Standards (“SFAS”) No. 95, Statement of Cash Flows. For the years ended June 30, 2006 and 2004, the revision increased the reported net cash flows from operating activities and decreased the reported net cash flows from financing activities by $5.7 million and $3.7 million, respectively. There was no impact to the statements of cash flows for the years ended June 30, 2005 and 2003.

(c)
Non-GAAP Financial Data. The Non-GAAP Financial Data presented, including Adjusted EBITDA and Adjusted EBITDA Available to Company, are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), The Denver Post Corporation (through June 10, 2005), and The York Newspaper Company (through April 30, 2004), our less than 100% owned subsidiaries, as well as the Connecticut newspapers (beginning March 30, 2007) (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA from the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote e). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of GAAP and Non-GAAP Financial Information.”

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
Company Overview
     We are in the business of publishing daily and weekly newspapers, niche publications, and Internet Web sites related thereto. Our newspapers derive their revenues primarily from advertising and circulation. Our primary operating expenses (before depreciation and amortization) are employee compensation, newsprint, marketing and distribution. In addition to our newspaper and related Internet operations, we own radio stations in Graham and Breckenridge, Texas and a CBS affiliate television station in Anchorage, Alaska. However, for the fiscal year ended June 30, 2007, the combined revenues of these non-newspaper operations were not significant to our operations as they comprised less than 1.0% of our consolidated revenue.
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
     The operating results of our unconsolidated JOAs (Denver, Salt Lake City) are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:
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

Operating Results
     We have provided below certain summary historical consolidated financial data for fiscal years 2007, 2006 and 2005, in each case including the percentage change between periods.

	Summary Historical Financial Data
	Fiscal Years Ended June 30,
				2007 vs.		2006 vs.
	2007	2006	2005	2006		2005
	(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$1,329,840	$835,876	$779,279	59.1%		7.3%

Income (Loss) from Unconsolidated JOAs	(10,418)	(23,298)	23,291	(c	)	(c )

Cost of Sales	421,343	260,939	242,653	61.5		7.5
Selling, General and Administrative	687,875	417,602	382,180	64.7		9.3
Depreciation and Amortization	68,670	44,067	40,598	55.8		8.5
Interest Expense	82,388	55,564	49,481	48.3		12.3
Other (Income) Expense, Net	11,223	1,440	8,669	(c	)	(83.4)

Total Costs and Expenses	1,271,499	779,612	723,581	63.1		7.7
Equity Investment Income (Loss), Net	(734)	5,898	10,201	(c	)	(42.2)
Gain on Sale of Assets and Newspaper Properties	66,156	1,129	114	(c	)	(c )
Minority Interest	(59,557)	(35,033)	(29,334)	70.0		19.4
Net Income	35,642	1,077	39,880	(c	)	(c )
Net Income Applicable to Common Stock	19,731	—	—	(c	)	(c )

CASH FLOW DATA:
Cash Flows from:
Operating Activities	$144,864	$77,257	$92,944
Investing Activities	(361,473)	(64,454)	(92,669)
Financing Activities	225,270	(16,641)	(60,749)

NON-GAAP FINANCIAL DATA(a):
Adjusted EBITDA	$220,622	$157,335	$154,446	40.2%		1.9%
Minority Interest in Adjusted EBITDA	(80,004)	(46,541)	(41,152)	71.9		13.1
Combined Adjusted EBITDA of Unconsolidated JOAs	26,509	27,909	38,097	(5.0)		(26.7)
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company(b)	1,891	5,681	9,610	(66.7)		(40.9)

Adjusted EBITDA Available to Company	$169,018	$144,384	$161,001	17.1%		(10.3)%

(a)
Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005) and The Denver Post Corporation (through June 10, 2005), our less than 100% owned consolidated subsidiaries as well as the Connecticut newspapers (beginning March 30, 2007) (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA from the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote b). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of GAAP and Non-GAAP Financial Information.”

(b)
EBITDA of The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company. The Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company agreements require the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Through December 25, 2005, our 33.8% share of the EBITDA of Texas-New Mexico Newspapers Partnership and beginning February 1, 2006, our 50% share of the EBITDA of Prairie Mountain Publishing Company have been included in Adjusted EBITDA Available to Company as they are an integral part of our cash flows from operations as defined by our debt covenants. Beginning December 26, 2005, we became the controlling partner of the Texas-New Mexico Newspapers Partnership at which time we began consolidating its results. See Note 4: Investments in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership and Note 5: Acquisitions, Dispositions and Other Transactions of the notes to the consolidated financial statements of this Annual Report on Form 10-K for further discussion of the Texas-New Mexico Newspapers Partnership restructuring and the Prairie Mountain Publishing Company formation.

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
     In the table below, we have presented the results of operations of our JOAs in Denver and Salt Lake City using pro-rata consolidation, including the percentage change between periods. The operations of the Charleston JOA and the Detroit JOA have not been included on a pro-rata consolidation basis. See Notes 2 and 3 to the consolidated financial statements for additional discussion of the GAAP accounting for our JOAs.
THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11 OF
REGULATION S-X FOR PRO FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Fiscal Years Ended June 30,
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$1,612,988	$1,132,423	$1,081,754	42.4%	4.7%

Cost of Sales	533,308	381,763	362,456	39.7	5.3
Selling, General and Administrative	832,549	565,416	526,755	47.2	7.3
Depreciation and Amortization	98,261	92,261	54,021	6.5	70.8
Interest Expense	84,699	55,827	49,679	51.7	12.4
Other (Income) Expense, Net	15,158	4,190	9,854	(b )	(57.5)

Total Costs and Expenses	1,563,975	1,099,457	1,002,765	42.2	9.6

Gain on Sale of Assets and Newspaper Properties	65,066	1,129	114	(b )	(b )

Minority Interest	(59,557)	(35,033)	(29,334)	70.0	19.4

Net Income	35,642	1,077	39,880	(b )	(b )

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:

Operating Activities	$144,864	$77,257	$92,944
Investing Activities	(361,473)	(64,454)	(92,669)
Financial Activities	225,270	(16,641)	(60,749)

PRO-RATA OTHER DATA(a):
Adjusted EBITDA	$247,131	$185,244	$192,543	33.4%	(3.8)%
Minority Interest in Adjusted EBITDA	(80,004)	(46,541)	(41,152)	71.9	13.1
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company	1,891	5,681	9,610	(66.7)	(40.9)

Adjusted EBITDA Available to Company	$169,018	$144,384	$161,001	17.1%	(10.3)%

(a)
See footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of Adjusted EBITDA, EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company and Adjusted EBITDA Available to Company. The Minority Interest in Adjusted EBITDA shown is calculated the same as described in footnote (b) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of GAAP and Non-GAAP Financial Information.”

(b)	Not meaningful.

Fiscal Year 2007 Executive Overview
     Fiscal year 2007 was strongly influenced by several large transactions. We spent a significant amount of time and human resources integrating, consolidating and adapting newly acquired newspaper operations (acquisitions and partnership formations) into MediaNews Group’s operations. We are also currently implementing, or developing plans to implement, further consolidations of our operations and other expense reductions related to fiscal year 2007 acquisitions. The integration in some instances will take several years due to the complexity of the changes, including logistics associated with consolidation of printing, editorial and finance functions. Furthermore, restrictions in labor agreements, which in many cases have been or will be re-negotiated, take time to manage. In addition, we are expanding our best practices (in both revenue generation and expense reductions) Company-wide (existing and newly acquired locations) in order to identify and implement strategies that will improve our overall performance. Some of these strategic changes were implemented during fiscal year 2007 and only a fraction of the benefit of the changes is reflected in our fiscal year 2007 operating results.
     Our current year results were impacted by the following transactions completed during fiscal year 2007:
•
On August 2, 2006, we acquired the San Jose Mercury News and Contra Costa Times and began managing and consolidating The Monterey County Herald and St. Paul Pioneer Press for The Hearst Corporation (“Hearst”). Under the agreement with Hearst, we have all of the economic risks and rewards associated with ownership of The Monterey County Herald and St. Paul Pioneer Press and retain all of the cash flows generated by them as a management fee. As a result, we began consolidating the financial statements of The Monterey County Herald and St. Paul Pioneer Press, along with the San Jose Mercury News and Contra Costa Times, beginning August 2, 2006.

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

•
On March 30, 2007, we entered into an agreement with Hearst to manage The News-Times (Danbury, Connecticut). Under the agreement, we manage and control both the Connecticut Post (owned by us) and The News-Times (owned by Hearst) and are entitled to 73% of the combined profits and losses generated by the two newspapers. As a result, we began consolidating the operating results of The News-Times and recording minority interest for Hearst’s 27% interest beginning March 30, 2007. With the exception of the $27.0 million pre-tax nonmonetary gain on the “sale” of 27% of our interest in the Connecticut Post, this transaction had an immaterial effect on the operating results discussed below.

•	We sold office buildings in Long Beach and Woodland Hills, California for a combined total of $49.0 million and recognized a $37.4 million pre-tax gain.
     While our fiscal year 2007 revenues grew as a result of the acquisitions described above, on a same newspaper basis, we saw declines in advertising revenue in most of our markets. In addition, on a same newspaper basis, circulation revenue declined. The trend of growth in Internet advertising revenue continued as Internet-related revenues increased 7.7% in fiscal year 2007, after adjusting for acquisitions and dispositions. The Internet is a critical element of our overall strategy to expand our audience by delivering news and information to a larger, younger and more diverse audience, which in turn allows our advertising customers to take advantage of our expanded market reach.
     In addition to the fiscal year 2007 transactions described above, certain transactions in fiscal years 2006 and 2005 had an impact on the comparisons of our results for the years ended June 30, 2007, 2006 and 2005.

     In fiscal year 2006, transactions that affect comparisons include the following:
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
Comparison of Fiscal Years Ended June 30, 2007 and 2006
Revenues
     Advertising Revenues. The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing advertising revenues by $443.5 million for the year ended June 30, 2007, as compared to the same period in the prior fiscal year. Excluding the aforementioned transactions, advertising revenues decreased 6.6% for the year ended June 30, 2007, as compared to the same period in the prior fiscal year. All the major newspaper advertising revenue categories suffered declines, except Internet advertising revenue, which grew 7.7% for the year ended June 30, 2007. Within the print classified advertising category, classified real estate gains were strong in the first half of fiscal year 2007, only to be later offset by large decreases in classified automotive, employment and real estate in the second half of the year ended June 30, 2007.
     Circulation Revenues. The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing circulation revenues by $86.6 million for the year ended June 30, 2007, as compared to the same period in the prior fiscal year. Excluding the aforementioned transactions, circulation revenues decreased 5.6% for the year ended June 30, 2007 as compared to the same period in the prior fiscal year. The decrease was due to home delivery pricing pressures at most of our newspapers, which resulted in our offering greater discounts to acquire new and retain existing subscribers combined with a decline in total paid circulation at most of our newspapers.
Income from Unconsolidated JOAs
     As noted in our discussion of critical accounting policies, income from unconsolidated JOAs (Denver and Salt Lake City) includes our proportionate share of net income from those JOAs, the amortization of subscriber lists created by the original purchase, editorial costs, miscellaneous revenue and other charges directly attributable to providing editorial content and news for newspapers party to a JOA. The following discussion takes into consideration all of the associated revenues and expenses just described. The results for the years ended June 30, 2007 and 2006 were negatively impacted by the accelerated depreciation taken on certain fixed assets at the production facilities in Denver that will be retired earlier than originally expected due to the construction of a new production facility. The results for the year ended June 30, 2006 were negatively impacted by the accelerated deprecation taken on certain fixed assets at the old production facility in Salt Lake City that were retired in the fourth quarter of our fiscal year 2006 when the new production facility in Salt Lake City became operational. Excluding depreciation and amortization, which were significantly impacted by the effect of accelerated depreciation, our income from unconsolidated JOAs in Denver and Salt Lake City was down approximately $5.7 million for the year ended June 30, 2007 as compared to the same period in the prior year. The results of the Denver JOA continue to be negatively impacted by a soft advertising market with revenues down 7.8%. To address the soft advertising market, the Denver JOA reduced its expenses 5.8%, through workforce reductions and other cost savings initiatives. Partially offsetting the impact of the cost cuts in fiscal year 2007 was severance related to the workforce reductions and the cost of buying out a lease in conjunction with consolidating the Denver JOA offices. Our share of these costs was approximately $1.6 million. Additional cost reductions will be implemented in fiscal year 2008 as the new production facility comes on line, including additional workforce reductions. Excluding the impact of the accelerated depreciation in the prior year, the results of the Salt Lake City JOA were up 8.5% for the year ended June 30, 2007 due to increased revenues and reduced costs associated with operating efficiencies from the new production facility.
Cost of Sales
     The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing cost of sales by $176.6 million for the year ended June 30, 2007, as compared to the same period in the prior fiscal year. Excluding the aforementioned transactions, cost of sales decreased 7.4% for the year ended June 30, 2007, as compared to the same period in the prior fiscal year. The majority of the decrease was caused by a reduction in newsprint expense and related production costs. Newsprint prices increased by 3.3% during fiscal year 2007, as compared to the same period in the prior fiscal year. Our average price of newsprint was $593 per metric ton for the year ended June 30, 2007, as compared to $574 per metric ton for the same period in the prior year. However, the increases in newsprint prices were more than offset by decreases in newsprint consumption of approximately 13.7% for the year ended June 30, 2007, primarily as a result of lower circulation volumes and a reduction in web-width from 50 inches to 48 inches at some of our suburban newspapers. The cost of newsprint began to decline in the quarter ended March 31, 2007.
Selling, General and Administrative
     The aforementioned fiscal year 2007 and 2006 transactions had the net impact of increasing SG&A by $275.4 million for the year ended June 30, 2007 as compared to the prior year. Excluding the aforementioned transactions, SG&A decreased 1.9% for the year ended June 30, 2007 as compared to the same period in the prior fiscal year. Decreases were primarily in advertising sales costs due to the lower advertising revenues experienced during that same period. The current year-to-date period also includes a $1.3 million charge related to a severance obligation, payable over three years, to the Company’s former chief operating officer, $1.9 million of bonuses awarded to certain officers and employees in connection with the August 2, 2006 acquisitions and related transactions and increased costs related to the growth in our Internet operations. Expenses related to our Internet operations increased $2.4 million for the year ended June 30, 2007 as compared to the prior year, while Internet revenue grew $2.9 million for the same period on a same newspaper basis.
Interest Expense
     The increase in interest expense was the result of an increase in the average debt outstanding, as well as an increase in the weighted average cost of debt. Significant borrowings impacting the year-over-year comparison related to the borrowings on February 2, 2007 for our share of CNP’s purchase of the Santa Cruz Sentinel, borrowings on August 2, 2006 for our share of CNP’s purchase of the San Jose Mercury News and Contra Costa Times, the funding for our share of the cost of the new production and office facility built in Salt Lake City, and the cash investment associated with the formation of the Prairie Mountain Publishing Company. For the year ended June 30, 2007, our average debt outstanding increased $285.7 million, or 31.7%, to $1,185.5 million, and our weighted average interest rate increased 62 basis points as compared to the prior year due to increases in LIBOR (the average daily one month rate of LIBOR increased 97 basis points, for the year ended June 30, 2007 as compared to the same period in prior year). The interest rates under our bank credit facility are based on LIBOR, plus a borrowing margin based on our leverage ratio.

Other (Income) Expense, Net
     We include expenses and income items that are not related to current operations in other (income) expense, net.
     The charges incurred/(income recognized) for the year ended June 30, 2007 relate to litigation and settlement expense of $17.8 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City) and our lawsuit filed against a former publisher of one of our newspapers, $0.8 million related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133, $(6.6) million related to the change in value of the cost to repurchase an option we issued that provides the holder the opportunity to purchase one of our daily newspapers, $(6.6) million related to the receipt of life insurance proceeds, including interest, related to a policy redemption which was collected in October 2006 and $5.8 million associated with various other items that were not related to ongoing operations.
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
Minority Interest
     Minority interest expense increased by $24.5 million for the year ended June 30, 2007, as compared to the same period in the prior year. Our year-to-date increases are partly due to the aforementioned Texas-New Mexico Newspapers Partnership December 25, 2005 restructuring, which resulted in our consolidating the partnership and recording a minority interest related to our partner’s interest in the partnership. In addition, a portion of the increase relates to the CNP’s acquisition of the San Jose Mercury News and Contra Costa Times, effective August 2, 2006 and the Santa Cruz Sentinel, effective February 2, 2007. To a lesser extent, the accounting for the management agreement effective March 30, 2007 related to the Connecticut newspapers also increased minority interest expense.
Gain on Sale of Assets
     In July 2006 and June 2007, respectively, we sold office buildings in Long Beach and Woodland Hills, California for approximately $49.0 million. We recognized a pre-tax gain of approximately $37.4 million on the sales of the buildings. Also, as a result of entering into an agreement with Hearst to manage their Danbury newspaper together with one of our newspapers, the Connecticut Post, we recognized a $27.0 million pre-tax nonmonetary gain on the “sale” of a 27% interest in the Connecticut Post.
Net Income
     Net income for fiscal year 2007 was positively impacted by the gain on sale of assets and newspaper property transactions resulting from the sales of our buildings in Long Beach and Woodland Hills, California and the non-monetary gain recognized in conjunction with our entering into the management agreement in Connecticut. Our effective tax rate was 34% for the year ended June 30, 2007, as compared to 78% for the year ended June 30, 2006. The prior year’s effective tax rate was impacted by our contribution to the Prairie Mountain Publishing Company, an increase in the valuation allowances for state tax NOL carryforwards and recurring non-deductible expenses that had a large impact on the effective income tax rate in fiscal year 2006. Net income applicable to common stock reflects the impact of the accretion of Hearst’s cost of funds for its acquisitions of The Monterey County Herald, St. Paul Pioneer Press and Torrance Daily Breeze.

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
Cost of Sales
     The purchase of The Park Record in fiscal year 2005, the December 2005 Texas-New Mexico Newspapers Partnership restructuring and the February 2006 formation of Prairie Mountain Publishing Company had the net impact of increasing cost of sales by $12.9 million for the year ended June 30, 2006 as compared to the prior year. Excluding these transactions, cost of sales increased 2.3%. The increase was driven by an 8.7% increase in newsprint prices as compared to the same period in the prior year. Our average price of newsprint was $574 per metric ton for the year ended June 30, 2006 as compared to $528 per metric ton for the prior year. Increases in newsprint prices were offset in part by decreases in newsprint consumption of approximately 4.4% for the year ended June 30, 2006. Also impacting cost of sales were increased costs in our production and mailroom departments related to commercial printing and increased preprint volumes.
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
Net Income
     Net income for fiscal year 2006 was negatively impacted by the loss from unconsolidated JOAs which was caused by the accelerated depreciation taken on certain fixed assets at production facilities in Denver and Salt Lake City which have been or will be retired earlier than originally expected due to the construction or completion of new production facilities at their respective locations. Excluding the impact of accelerated depreciation at the Denver and Salt Lake City JOAs, pre-tax net income declined $6.8 million. Our effective tax rate was 78% for the year ended June 30, 2006, as compared to 34% for the year ended June 30, 2005. The effective tax rate was higher in fiscal year 2006 due to the contribution of our eastern Colorado newspapers to Prairie Mountain Publishing Company, which caused a change in how we account for the related book/tax basis differences, an increase in the valuation allowances for state tax NOL carryforwards, and recurring non-deductible expenses that had a larger impact on the effective income tax rate in fiscal year 2006 due to lower pre-tax book income in fiscal year 2006, as compared to the prior year.
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

Cash Flow Activity
     The net cash flows related to operating activities increased $67.6 million for the year ended June 30, 2007, as compared to the prior year. A large portion of the increase is attributable to changes in operating assets and liabilities associated with the timing of payments of accounts payable and accrued liabilities and the timing of cash receipts. In addition, the increase in Adjusted EBITDA from acquisitions also impacted this change. These increases were partially offset by increased funding of our pension obligations during fiscal year 2007.
     The net cash outflows related to investing activities increased by $297.0 million for the year ended June 30, 2007, as compared to the prior year primarily due to the August 2, 2006 purchase of the San Jose Mercury News and Contra Costa Times, as well as the February 2, 2007 purchase of the Santa Cruz Sentinel (net of partner contributions associated with the acquisitions), offset in part by cash inflows of $72.2 million from the sales of the Original Apartment Magazine, our office buildings in Long Beach and Woodland Hills, California and other smaller assets. Capital expenditures for the year ended June 30, 2007 were down $15.9 million year over year, largely as a result of the funding related to the completion of the Salt Lake City production and office facility.
     The net cash flows related to financing activities increased by $241.9 million for the year ended June 30, 2007, as compared to the prior year. In the current period, borrowings of approximately $406.3 million were used to fund our share of the August 2, 2006 transactions. We also borrowed approximately $25.0 million to fund our share of the February 2, 2007 purchase of the Santa Cruz Sentinel. Activity for the year ended June 30, 2007 also included normal borrowings and paydowns on long-term debt. For the year ended June 30, 2006, activity included normal borrowings and paydowns on long-term debt, as well as borrowings to finance the purchase of our interest in the Detroit JOA and the Prairie Mountain Publishing Company. Excluding the funding for our fiscal year 2007 transactions, refinancing costs of the new credit facility, as well as the cash proceeds from the sale of the Long Beach and Woodland Hills buildings, the Original Apartment Magazine and redemption of a life insurance policy, we repaid approximately $106.1 million of debt for the year ended June 30, 2007.
Capital Expenditures

	Capital Expenditures
	Fiscal Year 2008 Plan				Fiscal Year 2007 Actual
	(Dollars in thousands)
	Wholly-	Non Wholly-	Our Share of		Wholly-	Non Wholly-	Our Share of
	Owned	Owned	Unconsolidated		Owned	Owned	Unconsolidated
	Subsidiaries	Subsidiaries	JOAs	Total	Subsidiaries	Subsidiaries	JOAs	Total
Total Capital Projects	$16,845	$16,076	$21,548	$54,469	$16,621	$15,015	$46,379	$78,015

Less Minority Partners’ Share	—	(7,264)	—	(7,264)	—	(6,867)	—	(6,867)

	$16,845	$8,812	$21,548	$47,205	$16,621	$8,148	$46,379	$71,148

     Capital expenditures in fiscal year 2007, in addition to normal maintenance capital, included press web width reductions, press controls and the completion of the new printing and office facility in Salt Lake City. Capital expenditures also included spending related to office relocation and consolidation in both California and at the Denver corporate office. Our share of Unconsolidated JOAs relates primarily to the new printing facility in Denver.
     Planned expenditures for fiscal year 2008, in addition to maintenance capital, include: front-end editorial systems for the Bay Area Newspapers Group, The Salt Lake Tribune and the Connecticut Newspapers; additional web width reduction projects and additional office relocations and consolidation in California. Planned expenditures for Unconsolidated JOAs relate primarily to the completion of the new printing facility in Denver. Carryover expenditures are mostly comprised of completing the web width reduction projects started in fiscal year 2007 and the multi-year Company-wide advertising and circulation systems installation. Management reviews the capital expenditure plan throughout the year and adjusts it as required to meet our business needs and performance. Capital expenditures related to these projects are expected to be funded either through available cash or borrowings under our bank credit facility.
Liquidity
     On September 17, 2007, we amended our December 30, 2003 credit agreement (the “Credit Facility”). This amendment changed several provisions, including an increase to the consolidated total leverage ratio and the ratio of consolidated senior debt to consolidated operating cash flow covenants for the remaining life of the Credit Facility (effective June 30, 2007); a decrease to the ratio of consolidated operating cash flow to consolidated fixed charges for the quarters ending September 30 and December 31, 2007; and a voluntary reduction to the commitments under the revolver to $235.0 million from the previous $350.0 million effective October 1, 2007. As a result of the amendment, interest rate margins will increase by 50 basis points for all loan tranches under the Credit Facility. Certain other definitional and minor structural changes were also made to the Credit Facility. An amendment fee of 0.25% was paid to all consenting lenders upon closing of the amendment. The amendment maintained the revolving credit facility ($235.0 million effective October 1, 2007), the $100.0 million term loan “A,” the $147.3 million term loan “B” and the $350.0 million term loan “C.” Any payments on the term loans cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. On June 30, 2007, the balances outstanding under the revolving credit portion of the Credit Facility, term loan “A,” term loan “B” and term loan “C” were $60.2 million, $100.0 million, $144.3 million and $346.5 million, respectively. Giving effect to the October 1, 2007 reduction to the revolver, the amount available under the revolving portion of the Credit Facility, net of letters of credit, would have been $157.7 million at June 30, 2007. The total amount we can borrow at any point in time under the revolving credit portion of the bank credit facility may be reduced by limits imposed by the financial covenants of our various debt agreements.
     S.F. Holding Corporation (“Stephens”), a 26.28% partner in CNP, has a right to require CNP to redeem its interest in CNP at its fair market value (plus interest through closing), any time after January 1, 2005. If such right is exercised, Stephens’ interest must be redeemed within two years of the determination of its fair market value. We are not currently aware of any intentions on the part of Stephens to exercise its put. No amounts are recorded in our financial statements related to the potential liability associated with Stephens’ put right.
     In September 2005, the management committee of the Denver JOA authorized the incurrence of up to $150.0 million of non-recourse debt by the Denver JOA to finance furniture, fixtures and computers for its new office building and new presses and related equipment and building costs related to consolidation of two existing production facilities into one for the Denver JOA. We own a 50% interest in the Denver JOA. As of June 30, 2007, our share of the debt incurred by the Denver JOA under the $150.0 million credit facility was approximately $57.0 million. This debt is not reflected in our consolidated financial statements.
     MediaNews and Stephens have agreed to form a new partnership whereby we would contribute The Monterey County Herald to a newly formed partnership and Stephens would pay us approximately $27.4 million in exchange for a 32.64% interest in the new partnership. This transaction is expected to be completed shortly after The Monterey County Herald is acquired from Hearst (See Note 5: Acquisitions, Dispositions and Other Transactions – Hearst Stock Purchase Agreement).
     As of June 30, 2007, the Company was in compliance with all its financial covenants under the Company’s bank credit facility (as amended) and subordinated note agreements. In order to remain in compliance with these covenants in the future, the Company needs to increase or maintain its existing “Consolidated Operating Cash Flow” as defined in its credit agreements, and/or reduce its total debt outstanding.
     Our ability to service our debt and fund planned capital expenditures depends on our ability to continue to generate sufficient operating cash flows in the future.
     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2008 will be approximately $9.0 to $10.0 million.
Distributions from Partnerships
     Set forth below is a description of the ownership structure and earnings-distribution provisions of our Denver, Salt Lake City and Detroit JOAs, as well as the CNP, the Texas-New Mexico Newspapers Partnership, Prairie Mountain Publishing Company and Connecticut partnership and management agreements:
•
Through our wholly-owned subsidiary, Kearns-Tribune, LLC, we own a 58% interest in the Salt Lake City JOA. Under the agreement, 58% of the Salt Lake City JOA’s net income (subject to certain small adjustments), less their working capital needs and other minor adjustments, is paid to Kearns-Tribune, LLC and is distributed (generally) weekly.

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

•
Through our wholly-owned subsidiary, West Coast MediaNews LLC, we own a 54.23% interest in the California Newspapers Partnership (“CNP”). Under the terms of the partnership agreement, we are entitled to monthly distributions of the partnership’s EBITDA in proportion to our partnership interest, less working capital required and debt service payments (total CNP debt, excluding the debt and capital lease we contributed to the partnership, is $0.9 million at June 30, 2007 of which our share is $0.5 million).

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

•
In March 2007, in connection with Hearst’s acquisition of The News-Times in Danbury, Connecticut, we entered into a management agreement with Hearst regarding The News-Times. Under the agreement, distributions are to be made monthly, and we are entitled to 73% of the distributions, increased for management fees to be paid by Hearst to us, and adjusted so that each partner retains 100% of the proceeds related to the disposition of its contributed assets (if any dispositions occur during the period).

Off-Balance Sheet Arrangements
     Our share of long-term debt in unconsolidated JOAs (Denver) was approximately $59.3 million at June 30, 2007. This debt is non-recourse to us.
Contractual Obligations
     The following table represents our contractual obligations as of June 30, 2007:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Long-Term Debt	$1,118,870	$17,343	$208,343	$106,108	$787,076
Capital Lease Obligations, Net of Imputed Interest	5,763	245	579	720	4,219
Operating Leases	61,089	11,207	16,872	10,462	22,548
Purchase Obligations(1)	83,733	42,608	26,064	3,507	11,554
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	25,509	—	1,991	2,032	21,486

Total	$1,294,964	$71,403	$253,849	$122,829	$846,883

(1)
Purchase obligations primarily include commitments to purchase newsprint. One of our newsprint contracts requires us to purchase newsprint at market. For purposes of this disclosure we used the market price as of June 2007. It is difficult to predict the price of newsprint over the term of the contract.

Near Term Outlook
Newsprint Prices
     Current North American newsprint supply and demand imbalances, in part caused by new newsprint supply shipped from Asia, have put further downward pressure on prices, causing the cost of newsprint to decline an average of $30 per metric ton from June through August of 2007. The August 2007 RISI (“Resource Information Systems, Inc.”) price index for 30-pound newsprint was $566 per metric ton compared to $663 per metric ton in August 2006. As a large buyer of newsprint, our cost of newsprint continues to be below the RISI price index.
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
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (non-GAAP measure).

	Years Ended June 30,
	2007	2006	2005	2004	2003
		(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$144,864	$77,257	$92,944	$80,174	$89,759
Net Change in Operating Assets and Liabilities	(70,132)	(4,132)	25,678	20,126	8,619
Distributions of Net Income Paid to Minority Interest	57,851	35,033	28,167	32,457	38,765
Distributions of Net Income from Unconsolidated JOAs	(39,535)	(44,120)	(71,878)	(66,828)	(66,326)
Distributions of Net Income from Equity Investments	(1,723)	(5,228)	(9,511)	(9,676)	(4,360)
Interest Expense	82,388	55,564	49,481	57,036	64,252
Bad Debt Expense	(12,091)	(9,893)	(8,065)	(7,405)	(9,632)
Pension Expense, Net of Cash Contributions	4,205	(2,427)	(1,463)	(1,082)	(31)
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	44,096	46,318	44,286	42,352	39,226
Net Cash Related to Other (Income), Expense	10,699	8,963	4,807	5,255	9,675

Adjusted EBITDA	220,622	157,335	154,446	152,409	169,947
Minority Interest in Adjusted EBITDA	(80,004)	(46,541)	(41,152)	(45,747)	(49,089)
Combined Adjusted EBITDA of Unconsolidated JOAs	26,509	27,909	38,097	39,842	40,371
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company(c)	1,891	5,681	9,610	10,108	3,275

Adjusted EBITDA Available to Company	$169,018	$144,384	$161,001	$156,612	$164,504

Footnotes for table above.

(a)
Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minorities’ interest in the Adjusted EBITDA generated from the California Newspapers Partnership, the Texas-New Mexico Newspapers Partnership (beginning December 26, 2005), The Denver Post Corporation (through June 10, 2005) and The York Newspaper Company (through April 30, 2004), our less than 100% owned consolidated subsidiaries as well as the Connecticut newspapers (beginning March 30, 2007) (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver, Salt Lake City and through May 7, 2004, Charleston (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Texas-New Mexico Newspapers Partnership (through December 25, 2005) and our proportionate share of EBITDA of the Prairie Mountain Publishing Company (beginning February 1, 2006) (see footnote (c)).

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

	Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$144,864	$77,257	$92,944
Net Change in Operating Assets and Liabilities	(70,132)	(4,132)	25,678
Distributions of Net Income Paid to Minority Interest	57,851	35,033	28,167
Distributions of Net Income from Unconsolidated JOAs	(39,535)	(44,120)	(71,878)
Distributions of Net Income from Equity Investments	(1,723)	(5,228)	(9,511)
Interest Expense	82,388	55,564	49,481
Bad Debt Expense	(12,091)	(9,893)	(8,065)
Pension Expense, Net of Cash Contributions	4,205	(2,427)	(1,463)
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the JOAs(c)	44,096	46,318	44,286
Combined Adjusted EBITDA of Unconsolidated JOAs(b)	26,509	27,909	38,097
Net Cash Related to Other (Income), Expense	10,699	8,963	4,807

Adjusted EBITDA	247,131	185,244	192,543
Minority Interest in Adjusted EBITDA	(80,004)	(46,541)	(41,152)
EBITDA of Texas-New Mexico Newspapers Partnership and Prairie Mountain Publishing Company(d)	1,891	5,681	9,610

Adjusted EBITDA Available to Company	$169,018	$144,384	$161,001

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

	Year Ended June 30, 2007
		Unconsolidated	As Presented on
	As Presented	JOAs Pro-Rata	a Pro-Rata
	Under GAAP	Adjustment(1)	Basis
Total Revenues	$1,329,840	$283,148	$1,612,988

Income from Unconsolidated JOAs	(10,418)	10,418	—

Cost of Sales	421,343	111,965	533,308
Selling, General and Administrative	687,875	144,674	832,549
Depreciation and Amortization	68,670	29,591	98,261
Interest Expense	82,388	2,311	84,699
Other (Income) Expense, Net	11,223	3,935	15,158

Total Costs and Expenses	1,271,499	292,476	1,563,975

Gain on Sale of Assets and Newspaper Properties	66,156	(1,090)	65,066

Minority Interest	(59,557)	—	(59,557)

Net Income	35,642	—	35,642

Adjusted EBITDA(2)	$220,622	$26,509	$247,131

	Year Ended June 30, 2006
		Unconsolidated	As Presented on
	As Presented	JOAs Pro-Rata	a Pro-Rata
	Under GAAP	Adjustment(1)	Basis
Total Revenues	$835,876	$296,547	$1,132,423

Loss from Unconsolidated JOAs	(23,298)	23,298	—

Cost of Sales	260,939	120,824	381,763
Selling, General and Administrative	417,602	147,814	565,416
Depreciation and Amortization	44,067	48,194	92,261
Interest Expense	55,564	263	55,827
Other (Income) Expense, Net	1,440	2,750	4,190

Total Costs and Expenses	779,612	319,845	1,099,457

Gain on Sale of Newspaper Properties	1,129	—	1,129

Minority Interest	(35,033)	—	(35,033)

Net Income	1,077	—	1,077

Adjusted EBITDA(2)	$157,335	$27,909	$185,244

	Year Ended June 30, 2005
		Unconsolidated	As Presented on
	As Presented	JOAs Pro-Rata	a Pro-Rata
	Under GAAP	Adjustment(1)	Basis
Total Revenues	$779,279	$302,475	$1,081,754

Income from Unconsolidated JOAs	23,291	(23,291)	—

Cost of Sales	242,653	119,803	362,456
Selling, General and Administrative	382,180	144,575	526,755
Depreciation and Amortization	40,598	13,423	54,021
Interest Expense	49,481	198	49,679
Other (Income) Expense, Net	8,669	1,185	9,854

Total Costs and Expenses	723,581	279,184	1,002,765

Minority Interest	(29,334)	—	(29,334)

Net Income	39,880	—	39,880

Adjusted EBITDA(2)	$154,446	$38,097	$192,543

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
     The following table provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date.
Interest Rate Sensitivity
Principal or Notional Amount by Expected Maturity
Average Interest or Swap Rate

									Fair Value
	Years Ended June 30,								2007
	2008	2009	2010	2011	2012	Thereafter	Total		(Liability)
	(Dollars in thousands)
Liabilities
Long-Term Debt including Current Portion
Fixed Rate	$—	$—	$—	$—	$—	$447,156	$447,156		$382,900
Average Interest Rate	9.90%	9.90%	9.90%	9.90%	9.90%	9.90%

Variable Rate	$14,973	$29,973	$174,754	$98,817	$3,500	$329,000	$651,017		$651,017
Average Interest Rate(c)	7.39%	7.39%	7.39%	7.39%	7.39%	7.39%

Total							$1,098,173	(a)

(a)
The long-term debt (including current portion) of $1,098.2 million from the Market Risk table above differs from total long-term debt of $1,118.9 million reported in Note 6: Long-Term Debt of the notes to the consolidated financial statements due to the following (in millions):

$1,098.2	Balance per table above
20.7	(b)

$1,118.9	Total per Note 6: Long-Term Debt

(b)
Relates to various notes payable due through 2013. The Market Risk table above excludes these long-term obligations as we could not practicably estimate fair value due to the lack of quoted market prices for these types of instruments and our inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal.

(c)
Reflects our September 17, 2007 amended credit facility, which, among other things, increased borrowing margins. See Note 17: Subsequent Events of the notes to the consolidated financial statements for further discussion.

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
Item 9A: Controls and Procedures
     As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that material information regarding us and/or our subsidiaries required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. During the fourth quarter of our fiscal year 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     The Company’s management, including the Chief Executive Officer, President and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B: Other Information
     None

PART III
Item 10: Directors, Executive Officers and Corporate Governance
     Set forth below are the names, ages and titles and a brief account of the business experience of each person who is a director, executive officer or other significant employee of ours.

Name	Age	Title
Richard B. Scudder	94	Chairman of the Board and Director
William Dean Singleton	56	Vice Chairman and Chief Executive Officer and Director
Joseph J. Lodovic, IV	46	President
Steven B. Rossi	58	Executive Vice President and Chief Operating Officer
Anthony F. Tierno	62	Senior Vice President of Operations
Michael R. Petrak	49	Senior Vice President Marketing
Stephen M. Hesse	59	Senior Vice President Circulation
David J. Butler	57	Vice President News
Ronald A. Mayo	46	Vice President and Chief Financial Officer
James L. McDougald	54	Treasurer
Michael J. Koren	40	Vice President and Controller
Charles M. Kamen	59	Vice President Human Resources
David M. Bessen	53	Vice President and Chief Information Officer
Patricia Robinson	65	Secretary
Jean L. Scudder	53	Director
Howell E. Begle, Jr.	63	Director
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
     William Dean Singleton has served as Vice Chairman and Chief Executive Officer and a Director of MediaNews since 1985. He is also the Publisher of The Denver Post and The Salt Lake Tribune.
     Joseph J. Lodovic, IV has served as President of MediaNews since February 2001. Prior thereto, he served as Executive Vice President and Chief Financial Officer from 1993 to February 2001. Mr. Lodovic has been with MediaNews since 1987.
     Steven B. Rossi has served as Executive Vice President and Chief Operating Officer of MediaNews since September 2006. Prior thereto he served as Senior Vice President and Chief Financial Officer of Knight Ridder Inc. from January 2005 until its acquisition by The McClatchy Company in June 2006. He previously served as President/Newspaper Division of Knight Ridder from 2001 to 2004.
     Anthony F. Tierno has served as Senior Vice President of Operations since February 2001. Prior thereto, he served as Executive Vice President and Chief Operating Officer of MediaNews from 1993 to February 2001. Mr. Tierno has been with MediaNews since its inception in 1985.
     Michael R. Petrak has served as Senior Vice President of Marketing since November 2006. Prior thereto, he was Publisher and President of the (Boise) Idaho Statesman from 2005 to July 2006. Prior thereto, he served as the Vice President of Marketing of Knight-Ridder from 2001 to 2005.

     Stephen M. Hesse has served as Senior Vice President Circulation since December 2006. Prior thereto, he served as Vice President Circulation from 1996 to December 2005. Mr. Hesse also served as Senior Vice President Circulation at the Newspaper Agency Corporation in Salt Lake City from December 2005 to December 2006.
     David J. Butler has served as Vice President News since June 2007. Prior thereto, he was editor and publisher of The Detroit News. Mr. Butler joined MediaNews when it acquired the Los Angeles Daily News in 1997, where he was the editor and also then served as Executive Vice President for MediaNews’ Los Angeles Newspapers Group.
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
Audit Committee Financial Expert
     We are not a listed issuer as defined in Rule 10A-3 under the Exchange Act and therefore are not required to have an audit committee comprised of independent directors; our board of directors acts as our audit committee. Additionally, we do not have an audit committee financial expert, as that term is defined by Item 407(d)(5) of Regulation S-K.
Code of Ethics
     We have adopted a code of ethics that applies to all employees and officers of MediaNews. You may obtain a copy of our code of ethics, without charge, by request directed to Ronald A. Mayo, at MediaNews Group, Inc., 101 West Colfax, Suite 1100, Denver, CO 80202, (303) 954-6360.
Item 11: Executive Compensation
Compensation Discussion and Analysis
Overview
     Our goal for the named executive officer compensation program is the same as our goal for operating the Company – to create long-term value for our shareholders by growing revenues, increasing operating cash flows, and reducing debt. To that end, we have designed and implemented compensation programs for our named executives to reward them for improving financial and operating performance and to encourage them to remain with the Company for their long and productive careers. Most of our compensation elements fulfill one or both of our performance and retention objectives. These elements consist of salary, annual bonus, restricted stock units (RSU), deferred compensation, postretirement medical, and other benefits. Most of these elements are designed to reward achievement of objective strategic and financial performance criteria and longevity with us. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation growth from long-term incentive plans.
     Our Board of Directors does not maintain a compensation committee and the functions of a compensation committee are performed by William Dean Singleton and Joseph J. Lodovic, IV, our Chief Executive Officer and President, respectively. Mr. Singleton is also Vice Chairman of our Board. Compensation of Messrs. Singleton and Lodovic are largely determined by the terms of their respective employment agreements, which were approved by our Board of Directors. All aspects of Mr. Lodovic’s compensation outside Mr. Lodovic’s employment agreement are approved by Mr. Singleton. All aspects of Mr. Singleton’s compensation outside of his employment agreement are approved by the Board of Directors.
Compensation Objectives
     Performance. Key elements of compensation that depend upon the named executive’s performance include:
•	An annual cash bonus that is based on an assessment of the executive’s performance against pre-determined quantitative and qualitative measures within the context of the Company’s overall performance;

•	equity incentive compensation in the form of RSUs, the value of which is contingent upon the long-term performance of MediaNews; and

•	a supplemental retirement plan, under which company contributions are dependent upon the achievement of Company performance objectives.
     Base salary and cash bonuses are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, leadership activities, management results and effectiveness. Our other key elements of compensation focus on motivating and challenging the executive to achieve superior, longer-term operating results.
     Retention. We attempt to retain our executives by using continued service as a key determinant of the total long-term compensation opportunity. Key elements of compensation that require continued service to receive any, or maximum, payout include:
•	the extended vesting terms on our RSU Plan, requiring a minimum of 20 years of service or a combined age and service equal to 72 years, with five years as a plan participant;

•	our supplemental retirement plan, under which company contributions vest over 10 years with zero vesting in the first three years; and

•	our retiree medical program which requires three years of participation combined with the executives’ age and years of service equal 70 before becoming eligible for the benefit;
Implementing Our Objectives
     Determining Compensation. We rely upon our judgment in making compensation decisions, after reviewing the performance of the Company and carefully evaluating an individual executive’s performance during the year against established goals, business responsibilities, current compensation arrangements and long-term career potential to play a key role in attaining our long-term financial goals. Specific factors affecting compensation decisions for the named executives include:
•	key financial measurements such as revenue growth, operating profit growth, operating margins, and cash flow from operating activities;

•	strategic objectives such as acquisitions, dispositions, joint ventures, partnerships and technological innovation;

•
achieving specific operational goals for the Company or a particular group of newspapers by the named executive, including attracting and retaining both circulation and advertising customers, improving productivity, process simplification, and managing enterprise risk; and

•	achieving goals within their organizational structure such as clustering and consolidation of operations to improve cost management and grow revenues.
     We generally do not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. We incorporate flexibility into our compensation programs and the assessment process to respond to and adjust for changes in our evolving business environment and provide the compensation necessary to retain our named executives. Our mix of compensation elements is designed to reward recent results and motivate long-term performance through a combination of cash, deferred compensation and equity awards. We also seek to balance compensation elements that are based on financial, operational and strategic metrics. We believe the most important indicator of whether our compensation objectives are being met is our ability to motivate our named executives to deliver superior performance so that we retain them with MediaNews during their careers on a cost-effective basis.
Forms of Compensation
     Employment and Other Agreements
     Under the terms of Mr. Singleton’s Employment Agreement, which was amended and restated effective July 1, 2005, Mr. Singleton is currently entitled to receive cash compensation at an annual rate of $1,087,200, subject to annual increase of not less than 5%. In addition, Mr. Singleton is entitled to receive an annual cash bonus of up to $500,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such fiscal year, as follows: if operating profits for such fiscal year are 100% or more of budget, then the bonus amount payable is $450,000, plus 5% of the excess of operating profits over budget, up to a total of an additional $50,000; if operating profits of such fiscal year are 95% or more (but under 100%) of budget, then the bonus amount payable is $350,000; if operating profits of such fiscal year are 90% or more (but under 95%) of budget, then the bonus amount payable is $250,000; if operating profits of such fiscal year are 85% or more (but under 90%) of budget, then the bonus amount payable is $150,000; if operating profits of such fiscal year are 80% or more (but under 85%) of budget, then the bonus amount payable is $100,000; if operating profits of such fiscal year are under 80% of budget, then no bonus is payable. Discretionary bonuses may be paid in addition to these amounts if approved by the Board of Directors. Mr. Singleton’s Employment Agreement expires on December 31, 2009, but is automatically renewed for successive one-year terms unless either party gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. Additionally, Mr. Singleton’s Employment Agreement may be terminated prior to the expiration of the existing term under certain circumstances. Under Mr. Singleton’s Employment Agreement, he is eligible to participate in equity ownership and incentive plans established for executive personnel. Mr. Singleton’s Employment Agreement also provides for him to be reimbursed for the annual premium (up to a maximum premium of $100,000 per year) on up to $40 million of term life insurance insuring his spouse as part of his estate planning.
     Mr. Singleton is entitled to severance payments if his employment is terminated by the Company without cause or by Mr. Singleton for good reason (as those terms are defined in his employment agreement). In addition, if the Employment Agreement terminates by expiration at the end of the initial term or any renewal term, Mr. Singleton is entitled to receive a cash payment equal to his base annual salary in effect immediately prior to termination, plus an amount equal to the maximum annual bonus he is eligible to earn. If there is a change in control, Mr. Singleton is entitled to receive a cash payment equal to three times the sum of (i) his annual salary in effect at termination, plus (ii) the projected bonus payable to him in respect of the Company’s full fiscal year ending immediately following termination, plus (iii) the deemed annual value of all fringe benefits being made available to him immediately prior to termination. In the event any payment made to or benefit provided to Mr. Singleton due to termination, the Company shall pay to Mr. Singleton an additional payment (the “Gross-Up Payment”) in an amount such that after payment by him of all taxes (including federal, state and local income taxes, employment taxes, and any interest or penalties imposed with respect to such taxes), including any taxes imposed upon the Gross-Up Payment, he will retain a net amount of the Gross-Up Payment equal to the excise tax imposed upon the payments. Mr. Singleton’s Employment Agreement contains a two-year non-compete covenant for all geographical areas in which newspapers are owned or managed by us and or our subsidiaries with paid print circulation in excess of 25,000 at the time of termination of the Employment Agreement; provided, however that the ownership of up to 5% of any class of publicly traded securities of any entity shall not be deemed to be a violation. In the event of his disability, Mr. Singleton has the right to require MediaNews to purchase his common stock from time to time during his lifetime in an aggregate amount not to exceed $1.0 million in any fiscal year. At June 30, 2007, the total estimated cost (determined actuarially) of the repurchase would be $25.9 million and such amount is recorded as a component of “Putable Common Stock” on our balance sheet. From 1996 through 2002, MediaNews advanced a total of $1.5 million to the Singleton Irrevocable Trust (see Item 12:

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
     Mr. Lodovic’s Employment Agreement was amended and restated effective July 1, 2005. Mr. Lodovic is currently entitled to receive cash compensation at an annual rate of $756,000, subject to annual increase of not less than 5%. In addition, Mr. Lodovic is also entitled to receive an annual cash bonus of up to $400,000 for each fiscal year based on a comparison of our actual profits to budgeted profits during such year, as follows: if operating profits for such fiscal year are 100% or more of budget, then the bonus amount payable is $350,000, plus 5% of the excess of operating profits over budget, up to a total of an additional $50,000; if operating profits of such fiscal year are 95% or more (but under 100%) of budget, then the bonus amount payable is $300,000; if operating profits of such fiscal year are 90% or more (but under 95%) of budget, then the bonus amount payable is $250,000; if operating profits of such fiscal year are 85% or more (but under 90%) of budget, then the bonus amount payable is $150,000; if operating profits of such fiscal year are 80% or more (but under 85%) of budget, then the bonus amount payable is $100,000; if operating profits of such fiscal year are under 80% of budget, then no bonus is payable. Discretionary bonuses may be paid in addition to these amounts if approved by Mr. Singleton and/or the Board of Directors. Mr. Lodovic’s Employment Agreement expires on December 31, 2009, but is automatically renewed for successive one-year terms unless either party gives notice terminating the Employment Agreement at least 120 days prior to the expiration of the existing term. Additionally, Mr. Lodovic’s Employment Agreement may be terminated prior to the expiration of the existing term under certain circumstances. Under Mr. Lodovic’s Employment Agreement, he is also eligible to participate in equity ownership and incentive plans established for executive personnel.
     Mr. Lodovic is entitled to severance payments if his employment is terminated by the Company without cause or by Mr. Lodovic for good reason (as those terms are defined in his employment agreement). In addition, if the Employment Agreement terminates by expiration at the end of the initial term or any renewal term, Mr. Lodovic is entitled to receive a cash payment equal to his base annual salary in effect immediately prior to termination, plus an amount equal to the maximum annual bonus he is eligible to earn. If there is a change in control, Mr. Lodovic is entitled to receive a cash payment equal to three times the sum of (i) his annual salary in effect at termination, plus (ii) the projected bonus payable to him in respect of the Company’s full fiscal year ending immediately following termination, plus (iii) the deemed annual value of all fringe benefits being made available to him immediately prior to termination. In the event any payment made to or benefit provided to Mr. Lodovic due to termination, the Company shall pay to Mr. Lodovic an additional payment (the “Gross-Up Payment”) in an amount such that after payment by him of all taxes (including federal, state and local income taxes, employment taxes, and any interest or penalties imposed with respect to such taxes), including any taxes imposed upon the Gross-Up Payment, he will retain a net amount of the Gross-Up Payment equal to the excise tax imposed upon the payments. Mr. Lodovic’s Employment Agreement contains a two-year non-compete covenant for all geographical areas in which newspapers are owned or managed by us or our subsidiaries with paid print circulation in excess of 25,000 at the time of termination of the Employment Agreement; provided, however that the ownership of up to 5% of any class of publicly traded securities of any entity shall not be deemed to be a violation. Mr. Lodovic is also party to a Shareholder Agreement with the Company. The Shareholder Agreement entitles Mr. Lodovic, upon termination of his employment following December 31, 2009, by mutual agreement, or as a result of breach by the Company or certain other circumstances, to put to us at a price of 100% of the then fair market value (as determined by formula outlined in the Shareholder Agreement) shares of Class A and B Common Stock which he owns. We also have a call under Mr. Lodovic’s Shareholder Agreement to acquire, and Mr. Lodovic has a right to put, such shares following termination of his employment under other circumstances, at a price equal to a percentage of fair market value (as determined by formula outlined in the Shareholder Agreement), which increases to 100% on December 31, 2009 (at June 30, 2007, Mr. Lodovic is entitled to 85% of the fair market value). As of June 30, 2007, the value of Mr. Lodovic’s put, as calculated per terms of the Shareholder Agreement, was estimated to be $7.3 million and is recorded as a component of “Putable Common Stock” on our balance sheet. In the event of his disability, Mr. Lodovic has the right to require MediaNews to purchase his common stock from time to time during his lifetime in an aggregate amount not to exceed $1.0 million in any fiscal year.
     None of our executive officers have an employment agreement with us except Messrs. Singleton and Lodovic.

     Salary
     Our named executives received salary increases, effective January 1, 2007, as follows: Mr. Singleton 5.0%; Mr. Lodovic 9.9%; Mr. Rossi 1.4% (hired September 5, 2006); Mr. Tierno 3.5%; and Mr. Mayo 9.4%. These increases reflect market adjustments and incremental responsibilities associated with the significant acquisition activity that we had during fiscal year 2007.
     Annual Bonus
     MBO Plan. Our annual bonus plan (“MBO plan”) is designed to recognize the scope of the executive’s responsibilities, reward attainment of goals set for the year, motivate future superior performance and align the interests of the executive with our objectives. The objectives and the amount of incentive compensation are specific to each individual and are generally based upon a combination of strategic, operational and financial performance objectives. Among the specific objective categories used for 2007 were achieving 1) budgeted Internet advertising and circulation revenues, 2), budgeted operating profits, and 3) budgeted circulation volumes. Also included in the objectives for certain of the named executives were: the integration of the fiscal year 2007 acquisitions, creating a Shared Services Center and implementing cost-cutting programs. Overall, the named executives achieved approximately 50% of their objectives. The bonuses paid under our MBO plan and under the performance-based bonus provisions of the employment agreements of Messrs. Singleton and Lodovic with respect to performance in 2007 are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table below. The potential amounts payable under these programs for 2007 performance are reported in the Grants of Plan-Based Awards table below.
     August 2, 2006 Acquisition Bonuses. On August 24, 2006, in connection with the consummation of the acquisition by MediaNews of the Contra Costa Times and the San Jose Mercury News, and the entry by MediaNews into an agreement with The Hearst Corporation (“Hearst”) pursuant to which (i) Hearst agreed to make an equity investment in MediaNews and (ii) MediaNews agreed to purchase The Monterey County Herald and the St. Paul Pioneer Press from Hearst concurrently with the consummation of such equity investment, we awarded bonuses to certain of our officers and employees in the aggregate amount of $1.875 million. The acquisition bonuses paid to our named executive officers are set forth in the Bonus column of the Summary Compensation Table below. The acquisition bonuses reflect the significance of the acquisition for MediaNews, which required significant additional time and effort by the executives in addition to their regular duties.
     Other Compensation
     Career Restricted Stock Unit Plan (“RSU Plan”). We adopted the RSU Plan in fiscal year 2005 and awarded shares for the first time in fiscal year 2006. The RSU Plan is intended to encourage retention and reward performance of selected senior management over a significant period of time. Our board of directors (or a designated committee) selects the members of senior management who will be granted an award and determines the number of restricted stock units (“RSUs”) to be awarded to them in its sole discretion. Each RSU represents the right to receive one share of our Class B Common Stock (which is non-voting and does not pay dividends, but which is convertible into Class A in certain circumstances), subject to vesting and other requirements. RSUs granted to a participant vest in full upon the later to occur of:
•	the earlier of (x) the completion of 20 years of continuous service with us or our affiliates or (y) attainment of age 67 while still employed by us or our affiliates; or

•
the date on which the participant (a) has completed at least five years of participation in the RSU Plan and (b) has a combined age and years of continuous service with us or our affiliates of at least 72.

     RSUs vest on a pro rata basis (based on the length of the period in which the award was held compared to the period needed for full vesting) upon certain events, as set forth under “Potential Payments upon Termination.” The market value of the RSUs (as defined in the RSU plan document) is determined by multiplying our most recent twelve month operating profits, adjusted for debt levels, by a public company peer group trading multiple (as such terms are defined in the RSU plan document), and dividing the result by the number of outstanding shares.
     Recipients of shares issued pursuant to the RSU Plan have the right to require us to repurchase a number of shares at their then fair market value (as determined by formula outlined in the RSU Plan) that is sufficient to enable them to pay taxes due in connection with such issuance, provided that our Board of Directors may suspend such right at any time. At any time following the six-month anniversary of the date of issuance of shares of such Class B Common Stock, we have the right to repurchase such shares at their then fair market value (as determined by formula outlined in the RSU Plan). Such repurchase rights will terminate if we consummate an initial public offering of our common stock. Under the terms of our RSU Plan unvested RSUs are forfeited if the executive voluntarily leaves MediaNews.
     We are a privately held company and as such do not offer stock options as long-term incentive compensation. The RSU Plan was designed to reward performance and motivate future performance, align the interests of the executive with our shareowners’ and retain the executives for the duration of their careers. The size of RSU grants in 2007 was based upon the strategic, operational and financial performance of the Company overall and reflects the executives’ expected contributions to the Company’s future success. Existing ownership levels were not a factor in award determination. Messrs. Singleton, Lodovic, Tierno and Mayo received grants of RSU awards in 2007 related to fiscal year 2006 performance, in the amounts reported in the Grants of Plan-Based Awards table, below. Mr. Rossi did not receive any RSU awards in fiscal year 2007 as he joined the Company in fiscal year 2007. It is anticipated that all the named executives (other than Mr. Grilly) will receive RSU awards in fiscal year 2008 related to fiscal year 2007 performance, although the timing and amount has not yet been determined.
     Supplemental Executive Retirement Plan. We adopted the non-qualified MediaNews Group Supplemental Executive Retirement Plan, or the “SERP,” in fiscal year 2003. This plan has been offered to certain of our eligible corporate executives. The SERP has a deferred compensation component, a supplemental retirement plan component, and a retiree medical component, as described below.
•
Deferred Compensation. The deferred compensation component allows participants to defer a portion (up to 100%) of their salary and bonuses on a pre-tax basis. There is no company match on these deferrals. Deferred amounts are credited with a return based on notional investment elections made by the individual participants from among a menu of funds offered under the plan. All of the available investment funds are generally available to the investing public. Amounts deferred by the participant are always fully vested. Deferrals are paid out upon termination of employment, and at the election of the participant are paid in the form of a lump sum or installment payments.

•
Supplemental Retirement. The supplemental retirement component consists of company contributions. These contributions are made solely at the discretion of the Company, but only if our actual profits attain budgeted profit goals for the fiscal year. Company contributions are subject to ratable vesting, generally over ten years from the date of participation in the plan. Earnings on such company contributions to this plan accrue at the same rate of interest as paid on our bank revolving credit facility. These amounts are subject to the same payout election as the elective deferred compensation amounts discussed above. No company contributions were made for fiscal 2007 as we did not attain the budgeted profit goals for the year.

In addition, prior to the adoption of the SERP plan Mr. Tierno participated in another nonqualified deferred compensation plan we sponsor which is offered to certain of the publishers of our newspapers. The deferrals include a company match, in which Mr. Tierno is fully vested. Deferred amounts are credited with a return based on notional investment elections made by the individual participants from among a menu of funds offered under the plan. All of the available investment funds are generally available to the investing public. Deferrals are paid out upon termination of employment, and at the election of the participant are in the form of a lump sum or installment payment.

•
Retiree Medical. As a component of the SERP, the MediaNews Group, Inc. Retiree Medical Benefits Plan provides for full health care coverage during retirement for certain of our eligible corporate executives and their spouses. In order to be eligible for benefits under this plan, an executive must have a combined age and years of service of 70, with at least three years of participation in the plan.

     Other Compensation. We provide our named executives with other benefits, reflected in the All Other Compensation column in the Summary Compensation Table below, that we believe are reasonable, competitive and consistent with the objectives of the Company’s overall executive compensation program. The costs of these benefits constitute only a small percentage of each named executive’s total compensation and include premiums paid on life insurance and disability insurance policies, relocation and temporary housing reimbursement, tax gross—ups on certain benefits, health care cost reimbursements, and contributions to deferred salary accounts, including the contributions discussed above related to the supplemental retirement and to make up for contribution limitations on employer matching contributions to our 401(k) plan. We also provide certain of the named executives with use of a car leased by the Company or a car allowance, country club dues, and reimbursement of certain child care related expenses.

COMPENSATION TABLES
SUMMARY COMPENSATION TABLE

						Change in
						Pension Value
						and Non-
						Qualified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
Name and Principal	Fiscal	Salary(a)	Bonus(b)	Awards(c)	Compensation(d)	Earnings(e)	Compensation(f)	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)

W. Dean Singleton, Vice Chairman and CEO	2007	1,061,250	—	309,736	100,000	1,842	180,489	1,653,317
Joseph J. Lodovic, IV President	2007	722,100	1,000,000	190,696	100,000	1,267	105,213	2,119,276
Steven B. Rossi, Executive Vice President and COO	2007	499,585	—	—	120,000	—	68,432	688,017
Anthony F. Tierno, Senior Vice President of Operations	2007	385,149	50,000	302,040	60,000	147	36,401	833,737
Ronald A. Mayo, Vice President and CFO	2007	287,100	225,000	24,733	100,000	449	24,897	662,179
Gerald E. Grilly, former Executive Vice President and COO (*)	2007	104,167	150,000	10,836	—	129	1,499,794	1,764,926

     (*) Effective August 31, 2006, Mr. Grilly retired from MediaNews. In connection therewith, Mr. Grilly became entitled to receive severance of $1.25 million payable over three years, and was paid $250,000 in connection with forfeiting his rights under various company benefit plans in which he participated. His fiscal year 2007 compensation would qualify him for inclusion in the compensation table had he still been employed with MediaNews at June 30, 2007.
     (a) Includes all salary earned during the fiscal year, including any amounts deferred under our deferred compensation plan and 401(k) plan.
     (b) Bonus amounts paid in connection with the August 2, 2006 acquisition previously described.
     (c) Reflects the accounting charge recognized during fiscal year 2007 with respect to grants of RSUs made in fiscal years 2007 and 2006. For financial reporting purposes, reflects the value of restricted stock units calculated in accordance with the RSU Plan document on the date of the grant, which amount is expensed over the period the units vest. Fair market value of the RSU grants fluctuates with our performance and the performance of certain of our peers in the newspaper industry.
     (d) Performance-based bonus earned under executive employment agreements or under our MBO plan.
     (e) Reflects the portion of earnings credited on the company contribution component of our Supplemental Executive Retirement Plan which is deemed to be above market, determined by comparing the rate of return provided under the plan during fiscal year 2007 (LIBOR plus 1.25 basis points during fiscal year 2007) to 120% of the Applicable Federal Long-Term Rate (AFR) during the same period.
     (f) All Other Compensation consists of various benefits and perquisites to our named executives as generally described in Compensation Discussion and Analysis. The benefits and perquisites that exceed the disclosure threshold are as follows, by named executive: Mr. Singleton received a total of $141,681 of perquisites comprised of $43,252 of disability insurance premiums, $53,672 in life insurance premiums, $26,062 in country club fees and $18,695 of other perquisites that did not meet the disclosure threshold. Mr. Singleton also received a tax gross-up benefit of $34,008 and $4,800 of other compensation and benefits that did not meet the disclosure threshold. Mr. Lodovic received a total of $72,539 of perquisites comprised of $25,645 in country club fees and $46,894 of other perquisites that did not meet the disclosure threshold. Mr. Lodovic also received other compensation and benefits of $32,674, none of which met the disclosure threshold. Mr. Rossi received a total of $55,443 of perquisites comprised of $32,018 in relocation and temporary housing reimbursement and $23,425 of other perquisites that did not meet the disclosure threshold. Mr. Rossi also received other compensation benefits of $12,989, none of which met the disclosure threshold. Mr. Tierno received a total of $22,256 of perquisites and other compensation and benefits of $14,145, none of which met the disclosure threshold. Mr. Mayo received a total of $16,284 of perquisites and other compensation and benefits of $8,613, none of which met the disclosure threshold. Mr. Grilly received a total of $1,476,000 associated with his severance agreement. He also received $23,204 of perquisites and other compensation and benefits of $590, none of which met the disclosure threshold.

GRANTS OF PLAN-BASED AWARDS – FY 2007
     MBO Plan and Performance-Based Bonus Under Employment Agreements

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold ($)	Target ($)	Maximum ($)
W. Dean Singleton	100,000	450,000	500,000
Joseph J. Lodovic, IV	100,000	350,000	400,000
Steven B. Rossi	18,750	250,000	250,000
Anthony F. Tierno	15,000	150,000	150,000
Ronald A. Mayo	20,000	100,000	100,000
Gerald E. Grilly	—	—	—

     RSU Plan

		All Other Stock
		Awards:	Grant Date
		Number of Shares of	Fair Value of
Name	Grant Date	Stock or Units	Award(a)
		(#)	($)
W. Dean Singleton	August 28, 2006	2,000	484,000
Joseph J. Lodovic, IV	August 28, 2006	1,250	302,500
Steven B. Rossi	NA	—	—
Anthony F. Tierno	August 28, 2006	450	108,900
Ronald A. Mayo	August 28, 2006	300	72,600
Gerald E. Grilly	NA	—	—

     (a) Reflects full value of award at date of grant, valued in accordance with the RSU Plan document.
These plans are described in the Compensation Discussion and Analysis.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

	Stock Awards – RSU Plan
	Number of Shares or	Market Value of Shares
	Units of Stock That	or Units of Stock That
	Have Not Vested	Have Not Vested(a)
Name	(#)	($)
W. Dean Singleton	3,613	451,625
Joseph J. Lodovic, IV	2,218	277,250
Steven B. Rossi	—	—
Anthony F. Tierno	4,040	505,000
Ronald A. Mayo	515	64,375
Gerald E. Grilly(b)	—	—

(a)
All of these awards were granted under our RSU Plan, either in fiscal 2006 or 2007. We are a privately held company and, as such, the amount reported above as year-end market value of RSUs that have not vested was calculated under the valuation formula contained in the RSU plan document.

(b)	A portion of Mr. Grilly’s RSUs became vested and the rest were forfeited as a result of the termination of his employment.

OPTION EXERCISES AND STOCK VESTED – Fiscal Year 2007

	Stock Awards
Name	Number of Shares	Value Realized on
	Acquired on Vesting (#)	Vesting ($)
Gerald E. Grilly(a)	218	73,538

(a)
Reflects the portion of Mr. Grilly’s RSUs that vested upon his termination of employment, as provided under the RSU Plan. The Value Realized on Vesting was calculated as of the measurement date under the plan applicable to his termination of employment using the methodology in the RSU plan document. No other named executives became vested in any RSUs during fiscal 2007.

NONQUALIFIED DEFERRED COMPENSATION – Fiscal Year 2007

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at Last
Name	Last FY(a)	Last FY(b)	Last FY(c)	Distributions	FYE(d)
	($)	($)	($)	($)	($)
W. Dean Singleton	—	—	10,097	—	147,617
Joseph J. Lodovic, IV	—	14,651	17,734	—	177,862
Steven B. Rossi	—	—	—	—	—
Anthony F. Tierno	58,089	4,953	156,202	—	1,096,348
Ronald A. Mayo	3,049	1,626	14,441	—	115,831
Gerald E. Grilly	6,250	—	13,922	(498,991)	—

(a)	All of these amounts are included as salary in the Summary Compensation Table.

(b)	Includes contributions to the named executives’ salary accounts to make up for contribution limitations on employer 401(K) matching contributions.

(c)	Includes amounts shown in the Summary Compensation Table in the column labeled “Change in Pension Value and on-Qualified Deferred Compensation Earnings.”

(d)	Includes the following amounts shown in the Summary Compensation Table: Mr. Singleton $1,842; Mr. Lodovic $1,267; Mr. Tierno $58,236; and Mr. Mayo $3,498.
See Compensation Discussion and Analysis for a description of this plan.
Potential Payments Upon Termination
     The employment agreements, RSU Plan, and SERP plan previously discussed have termination and/or change of control provisions that allow for immediate vesting and/or cash payments, as described below and in the Compensation Discussion and Analysis under “Forms of Compensation — Employment and Other Agreements” and quantified below.
     Employment Agreements
     The provisions of Messrs. Singleton’s and Lodovic’s employment agreements dealing with termination of employment and change of control are summarized in the Compensation Discussion and Analysis.
     Career Restricted Stock Unit Plan (“RSU Plan”).
     RSUs fully vest upon the occurrence of a “Change in Control” (as defined) and vest pro rata in the event of the participant’s death, disability or termination of employment by us without cause. Pro rata vesting is determined based on the length of time the RSU was held by the participant compared to the length of time it would need to have been held for full vesting (as described in the Compensation Discussion and Analysis). Any RSUs not so vested are forfeited upon the participant’s termination of employment, unless otherwise determined by our Board (or the committee administering the plan) in its sole discretion. Shares of our Class B Common Stock will be issued to holders of vested RSUs upon the earliest of the participant’s termination from service, the participant’s disability and the occurrence of a “Qualified Change in Control” (as defined).

POTENTIAL PAYMENTS UPON TERMINATION(1)

		Continuation		Accelerated
		of Medical /		Vesting of
		Welfare	Accelerated	Employer Portion	Death and
	Cash	Benefits	Vesting of	of Deferred	Long-Term		Total
	Severance	(present	Equity	Compensation	Disability	Excise Tax	Termination
	Payment (2)	value) (3)	Awards (4)	Award (5)	Benefits(6) & (7)	Gross-Up	Benefits
	($)	($)	($)	($)	($)	($)	($)
W. Dean Singleton
Voluntary Resignation	—	342,283	—	—	—	—	342,283
Retirement	—	342,283	—	—	—	—	342,283
Death	—	189,047	180,650	—	—	—	369,697
Disability	—	342,283	180,650	—	1,047,568	—	1.570,501
Involuntary or Good Reason Termination	3,926,155	342,283	180,650	—	—	2,407,324	6,856,412
Involuntary or Good Reason Termination, Change of Control	5,022,528	342,283	451,625	—	—	3,079,565	8,896,001
Joseph J. Lodovic, IV
Voluntary Resignation	—	—	—	—	—	—	—
Retirement	—	—	—	—	—	—	—
Death	—	—	110,900	37,958	—	—	148,858
Disability	—	—	110,900	37,958	1,047,568	—	1,196,426
Involuntary or Good Reason Termination	2,845,483	—	110,900	—	—	1,744,709	4,701,092
Involuntary or Good Reason Termination, Change of Control	3,649,440	—	277,250	37,958	—	2,237,656	6,202,304
Steven B. Rossi
Voluntary Resignation	—	—	—	—	—	—	—
Retirement	—	—	—	—	—	—	—
Death	—	—	—	—	—	—	—
Disability	—	—	—	—	1,047,568	—	1,047,568
Involuntary or Good Reason Termination	—	—	—	—	—	—	—
Change of Control	—	—	—	—	—	—	—
Anthony F. Tierno
Voluntary Resignation	—	205,588	—	—	—	—	205,588
Retirement	—	205,588	—	—	—	—	205,588
Death	—	121,530	202,000	—	1,993,064	—	2,316,594
Disability	—	205,588	202,000	—	519,674	—	927,262
Involuntary or Good Reason Termination	—	205,588	202,000	—	—	—	407,588
Change of Control	—	205,588	505,000	—	—	—	710,588
Ronald A. Mayo
Voluntary Resignation	—	—	—	—	—	—	—
Retirement	—	—	—	—	—	—	—
Death	—	—	14,306	17,165	—	—	31,471
Disability	—	—	14,306	17,165	1,047,568	—	1,079,039
Involuntary or Good Reason Termination	—	—	14,306	—	—	—	14,306
Change of Control	—	—	64,375	17,165	—	—	81,540

(1)
Assumes the executive’s termination in each specified scenario, or the change of control, occurred on June 30, 2007, which is the last day of our fiscal year. The table does not include payments the executive would be entitled to receive under broad-based plans, such as our 401(k) plan. The table does not include the vested portion of the aggregate account balance reported in the Nonqualified Deferred Compensation table above, but does include the portion of such account balance which is subject to accelerated vesting upon the applicable trigger event.

(2)
Reflects the cash severance payment required by Messrs. Singleton’s and Lodovic’s employment agreements, assuming their employment was terminated on June 30, 2007. We assumed 5% salary increases through the term of the agreements, and that the maximum eligible bonuses would be paid.

Footnotes continued on following page

Footnotes continued from previous page
(3)	Reflects the vested post-retirement benefits as of June 30, 2007 for the named executives. Only Messrs. Singleton and Tierno are vested in such benefits as of June 30, 2007.

(4)
Reflects the value of RSUs whose vesting is accelerated on the termination of employment, based on the fair market value (as determined under the RSU Plan) on June 30, 2007. The total payout associated with the RSUs would be the combination of previously vested amounts and the accelerated vesting shown in the table above.

(5)
Reflects the value of the employer portion of deferred compensation awards whose vesting is accelerated on the termination of employment, based on the fair market value on June 30, 2007. The total payout associated with the deferred compensation balances would be the combination of employee deferrals and earnings thereon (always 100% vested), previously vested employer contribution amounts and earnings thereon, and the accelerated vesting shown in the table above.

(6)
We offer long-term disability benefits to certain of our executive officers, including the named executives. The estimated benefits presented above (calculated as of June 30, 2007) represent the present value the long-term disability payments over the shorter of the length of time until the named executive becomes eligible for social security benefits or the actuarially determined expected length of long-term disability.

(7)	We have split dollar life insurance policies on behalf of Mr. Tierno. Upon Mr. Tierno’s death, we would receive $872,980 in proceeds, and Mr. Tierno’s estate would receive a payment of $1,993,064.
Board of Directors — Compensation
     None of our directors is compensated for serving on our Board of Directors. However, see Item 13: Certain Relationships and Related Transactions for further discussion regarding Mr. Richard Scudder’s consulting agreement and Mr. Howell Begle’s position as Of Counsel to Hughes Hubbard & Reed LLP.
Compensation Committee Interlocks and Insider Participation
     As noted previously, the Board of Directors does not have a compensation committee. See discussion under Compensation Discussion and Analysis.
Compensation Committee Report
     We are a private company and as such do not have a compensation committee of the Board of Directors. William Dean Singleton, our Vice Chairman and Chief Executive Officer, performs the functions of a compensation committee of the Board of Directors, and has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.
     By the members of the Board of Directors performing the functions of a compensation committee,
     William Dean Singleton, Vice Chairman and Chief Executive Officer
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     As of June 30, 2007, the authorized capital stock of MediaNews consists of 3,000,000 shares of Class A Common Stock, $0.001 par value, 2,314,346 shares of which are issued of which 2,298,346 are outstanding and 16,000 are held in treasury and 150,000 shares of Class B Common Stock, $0.001 par value, none of which are issued or outstanding at June 30, 2007. We have not declared or paid any cash dividends on our common stock in the past. Our current long-term debt agreements place limits on our ability to pay dividends. In conjunction with the consummation of the Hearst equity investment in us, we anticipate paying a dividend to the Class A Shareholders of up to $25.0 million. On July 13, 2007, we repurchased 21,500 shares of Class A Common Stock held by Ms. Difani as trustee and/or custodian for certain of her children; therefore, currently 2,276,846 Class A Common Stock shares are outstanding and 37,500 are held in treasury.

     The following table sets forth the number and percentage of shares of our common stock currently issued and outstanding and beneficially owned by (i) each person known to us to be the beneficial owner of more than 5.0% of any class of our equity securities; (ii) each named executive officer as defined in Item 402(a)(3) of Regulation S-K; and (iii) all directors and executive officers of MediaNews as a group as of September 27, 2007.

	Amount and Nature of	Percentage of
	Beneficial Ownership(a)	Ownership of
	Class A Common Stock	Class A Common Stock
William Dean Singleton(b),(c),(l),(m)	254,858.9900	11.19%
Howell E. Begle, Jr.(b),(d),(l),(m)	786,426.5100	34.54%
Patricia Robinson(b),(e),(l),(m)	786,426.5100	34.54%
Joseph J. Lodovic, IV(b),(f)	58,199.0000	2.56%
Jean L. Scudder(g),(k)	384,065.1200	16.87%
Charles Scudder(h),(k)	260,321.3750	11.43%
Elizabeth H. Difani(h),(i),(k)	197,573.4575	8.68%
Carolyn Miller(h),(j),(k)	177,825.5475	7.81%
All directors and executives as a group(n)	2,119,270.0000	93.08%

(a)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of capital stock indicated as beneficially owned by them.

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

(i)
Ms. Difani held 132,299.6658 shares as trustee and/or custodian for certain of her children. Sole voting power with respect to all 219,073.4575 shares was held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above. After the July 13, 2007 repurchase of 21,500 shares held by Ms. Difani, Ms. Difani holds 110,799.6658 shares as trustee and/or custodian for certain of her children, and sole voting power with respect to 197,573.4575 shares is held by Ms. Scudder.

(j)
Ms. Miller holds 118,550.365 shares as trustee for certain of her children. Sole voting power with respect to all 177,825.5475 shares is held by Ms. Scudder pursuant to the Scudder Family Voting Trust Agreement. See note (g) above.

(k)	The address of each person is: c/o Jean L. Scudder, 193 Old Kents Hill Road, Readfield, Maine 04355.

(l)	Indicates shared voting power.

(m)	Indicates shared investment power.

(n)	No directors or officers of MediaNews beneficially own any shares in MediaNews at June 30, 2007 except Mr. Singleton, Ms. Scudder, Mr. Begle, Ms. Robinson and Mr. Lodovic.

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

Equity Compensation Plan Information
     As of June 30, 2007, the number of shares of our Class B Common Stock to be issued upon exercise of securities issued under our Career RSU Plan (which is our only equity compensation plan) and the number of shares reserved for future issuance thereunder was as follows:

	(a)	(b)	(c)
Number of securities remaining
	Number of securities to	Weighted-average	available for the future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities re-
Plan Category	warrants and rights	warrants and rights	flected in column (a))

Equity compensation plans approved by security holders	- 0 -	$ - 0 -	137,581

Equity compensation plans not approved by security holders	- 0 -	$ - 0 -	- 0 -

Item 13: Certain Relationships and Related Transactions, and Director Independence
Director Independence
     There are no independent directors on our Board. As we are a privately-held company, we are not required to have independent directors on our Board. Our Board of Directors currently consists of four members: two members of the Scudder family, William Dean Singleton, our Chief Executive Officer, and Howell E. Begle, Jr., Of Counsel to Hughes Hubbard & Reed, LLP, which law firm is our counsel. The Board does not have a separate audit committee. No member of the Board has been elected, or is anticipated to be elected, to represent the interests of our creditors.
Certain Relationships and Related Transactions
     We are a party to a consulting agreement, renewable annually, with Mr. Richard Scudder, Chairman of the Board and a director of the Company, which agreement requires us to make annual payments of $300,000. In connection with his consulting services, Mr. Scudder participates in our medical plans at no cost to him and we provide Mr. Scudder with the use of a car, which is also used for personal purposes. The cost to us for providing this car during the last fiscal year and currently has been the cost of insurance and maintenance. We also pay the compensation for an administrative assistant for Mr. Scudder.
     Our operating partnerships (and joint venture) provide for management fees to be paid to the controlling (or managing) partner. The following is a summary of the management fees paid to us by the partnerships (and joint venture) that we control and manage:
•
California Newspapers Partnership – the management agreement provides for annual management fees of $5.4 million, subject to annual adjustments based on actual costs and the operating performance of CNP;

•	Texas-New Mexico Newspapers Partnership provides annual management fees of $75,000, subject to annual adjustments; and

•	Connecticut Newspapers – the management agreement provides management fees of $792,000 annually, subject to annual adjustments.
     MediaNews uses Hughes Hubbard & Reed LLP as one of its legal counsel. Mr. Howell Begle, Jr., who is general counsel and a board member of MediaNews, is Of Counsel to Hughes Hubbard & Reed LLP.

     MediaNews is party to a management agreement with Fairbanks Daily News Miner, Inc. (“Fairbanks”) whereby we are paid an annual management fee of $62,400 by Fairbanks. In exchange for the fee, we provide some accounting and financial management to Fairbanks, as well as allow Fairbanks to participate in our risk management programs and employee benefit plans at cost, for which they reimburse us. At June 30, 2007 and 2006, respectively, the Company had $32,000 and $22,000 recorded in other accounts receivable for amounts due from Fairbanks. The majority of the directors and executive officers of MediaNews are directors and officers of Fairbanks. Fairbanks is owned 50% by the Scudder Family 1992 Trust, A Voting Trust, of which the beneficiaries are certain family members related to Mr. Richard Scudder, the Chairman of our board of directors, and 50% by the Singleton Irrevocable Trust, for whom the beneficiaries are the children of Mr. William Dean Singleton, the Vice Chairman and Chief Executive Officer of MediaNews.
     Ms. Patricia Robinson, Secretary of MediaNews, is the sister of Mr. William Dean Singleton, Vice Chairman and Chief Executive Officer of the Company. In fiscal year 2007, Ms. Robinson’s total compensation was $128,873.
     From 1996 through July 2002, the Company advanced to the Singleton Irrevocable Trust funds to pay the premiums on cash surrender value life insurance policies covering Mr. William Dean Singleton, the Vice Chairman of the Board and Chief Executive Officer of MediaNews, and his wife. The cash surrender value life insurance policies were originally purchased in order to mitigate the impact of estate taxes that may be due on MediaNews stock held in the Singleton Revocable Trust, which benefits Mr. Singleton’s children. The amount advanced as of June 30, 2007 and 2006 was $1.5 million. Advances will be repaid when the policy is surrendered or earlier at Mr. Singleton’s option. No interest is charged on these advances.
     Approval of Transactions with Related Persons. Our senior credit facility and our note indentures contain restrictions on transactions with related persons, and generally require that any new transactions be at least as advantageous to us as we would obtain in a transaction with an unrelated person. Our Corporate Governance and Code of Ethics policy is required to be signed by all officers and requires disclosures of any conflicts of interest. The policy requires any transactions which represent a conflict of interest be reported to the Chief Financial Officer and Corporate Secretary immediately. Other than these contractual agreements and our described policy, we have no written policies or procedures for the review, approval or ratification of transactions with related persons. Any such transactions would be approved by our Vice Chairman and Chief Executive Officer, William Dean Singleton, our President, Joseph J. Lodovic, IV, or by our Board of Directors.
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

	Years Ended June 30,
	2007	2006
	(Dollars in thousands)
Audit Fees(a)	$1,438	$618
Audit-Related Fees(b)	23	20

Total(c)	$1,461	$638

(a)
Fees for professional services rendered by the auditors for the audit of our annual financial statements and the review of our quarterly financial statements included in the Company’s filings with the Securities Exchange Commission. For fiscal year 2007, the amount includes approximately $658,000 attributable to the audit of historical acquiree financial statements required under Rule 3-05 of Regulation S-X of the Securities and Exchange Commission.

(b)
Fees for professional services which principally include services in connection with due diligence and consultation related to mergers and acquisitions, internal control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(c)	There were no tax or other fees paid to Ernst & Young LLP in either year.

AVAILABLE INFORMATION
     MediaNews consummated exchange offers for its 6 7/8% Senior Subordinated Notes due 2013 and its 6 3/8% Senior Subordinated Notes due 2014 in April 2004. Because the exchange offers were registered under the Securities Act of 1933, MediaNews became subject to the reporting requirements of the Securities Exchange Act of 1934 upon effectiveness of the registration statements for the exchange offers. Our duty to file reports with the Commission has been suspended in respect of our fiscal year commencing July 1, 2007 pursuant to Section 15(d) of the Securities Exchange Act of 1934. However, the indentures governing our Senior Subordinated Notes require that we continue to file quarterly, annual and, if applicable, current reports on Form 8-K, with the Commission on a voluntary basis.
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
1.
The list of financial statements contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Registered Public Accounting Firm is filed as a part of this Report (see page 58).

2.	Financial Statement Schedule

The financial statement schedule contained in the accompanying Index to Consolidated Financial Statements and Schedule Covered by Report of Independent Registered Public Accounting Firm is filed as a part of this Report (see page 58).

3.	Exhibits

The exhibits listed in the accompanying Index to exhibits are filed as a part of this Annual Report (see page 58).

MEDIANEWS GROUP, INC.
Index to Consolidated Financial Statements and Schedule
Covered by Report of Independent Registered Public Accounting Firm
     The following financial statements of the registrant and its subsidiaries required to be included in Items 8 and 15(a)(1) are listed below:
     The following financial statement schedule of the registrant and its subsidiaries required to be included in Item 15(a)(2) is listed below:

Schedule II Valuation and Qualifying Accounts	139
     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
MediaNews Group, Inc.
     We have audited the accompanying consolidated balance sheets of MediaNews Group, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the accompanying index to consolidated financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaNews Group, Inc. and subsidiaries at June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Notes 2 and 8 to the consolidated financial statements, effective June 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).

/s/ ERNST & YOUNG LLP

Ernst & Young LLP
September 27, 2007
Denver, Colorado

MEDIANEWS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006
	(Dollars in thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,085	$424
Trade accounts receivable, less allowance for doubtful accounts of $13,800 and $9,282, at June 30, 2007 and 2006, respectively	159,037	93,705
Other receivables	15,899	12,327
Inventories of newsprint and supplies	22,781	21,289
Prepaid expenses and other assets	23,743	11,954
Income taxes receivable	8,925	—

TOTAL CURRENT ASSETS	239,470	139,699

PROPERTY, PLANT AND EQUIPMENT
Land	73,983	41,871
Buildings and improvements	205,035	131,336
Machinery and equipment	501,846	397,949
Construction in progress	11,942	57,657

TOTAL PROPERTY, PLANT AND EQUIPMENT	792,806	628,813
Less accumulated depreciation and amortization	(272,773)	(249,588)

NET PROPERTY, PLANT AND EQUIPMENT	520,033	379,225

OTHER ASSETS
Investment in unconsolidated JOAs (Denver and Salt Lake City)	253,613	228,925
Equity investments	48,141	54,457
Subscriber accounts, less accumulated amortization of $173,232 and $161,776 at June 30, 2007 and 2006, respectively	68,395	39,365
Excess of cost over fair value of net assets acquired	842,353	424,161
Newspaper mastheads	380,669	101,829
Advertiser lists, covenants not to compete and other identifiable intangible assets, less accumulated amortization of $52,611 and $34,506 at June 30, 2007 and 2006, respectively	192,211	15,656
Other	50,424	56,249

TOTAL OTHER ASSETS	1,835,806	920,642

TOTAL ASSETS	$2,595,309	$1,439,566

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006

	(Dollars in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$70,152	$19,526
Accrued employee compensation	49,782	33,299
Accrued interest	18,322	11,690
Other accrued liabilities	60,852	19,486
Unearned income	55,921	31,715
Income taxes payable	—	4,193
Current portion of long-term debt and obligations under capital leases	17,588	4,133

TOTAL CURRENT LIABILITIES	272,617	124,042

OBLIGATIONS UNDER CAPITAL LEASES	5,518	5,763

LONG-TERM DEBT	1,101,527	857,997

DEFINED BENEFIT AND OTHER POST EMPLOYMENT BENEFIT PLAN LIABILITIES	33,342	23,704

OTHER LIABILITIES	25,509	16,853

DEFERRED INCOME TAXES, NET	119,890	103,349

MINORITY INTEREST	606,052	207,439

PUTABLE COMMON STOCK	33,165	40,899

ST. PAUL, MONTEREY AND TORRANCE PURCHASE PRICE (HEARST)	306,525	—

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,150,000 shares authorized: 2,314,346 shares issued and 2,298,346 shares outstanding	2	2
Additional paid-in capital	—	—
Accumulated other comprehensive loss, net of taxes:
Unrealized loss on hedging	(420)	(1,588)
Pension and other post-employment benefit liabilities	(16,921)	(19,932)
Retained earnings	110,503	83,038
Common stock in treasury, at cost, 16,000 shares	(2,000)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	91,164	59,520

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,595,309	$1,439,566

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands, except share data)
REVENUES

Advertising	$1,063,681	$660,389	$610,060

Circulation	210,702	130,829	129,344

Other	55,457	44,658	39,875

TOTAL REVENUES	1,329,840	835,876	779,279

INCOME (LOSS) FROM UNCONSOLIDATED JOAS (DENVER AND SALT LAKE CITY)	(10,418)	(23,298)	23,291

COSTS AND EXPENSES

Cost of sales	421,343	260,939	242,653

Selling, general and administrative	687,875	417,602	382,180

Depreciation and amortization	68,670	44,067	40,598

Interest expense	82,388	55,564	49,481

Other (income) expense, net	11,223	1,440	8,669

TOTAL COSTS AND EXPENSES	1,271,499	779,612	723,581

EQUITY INVESTMENT INCOME (LOSS), NET	(734)	5,898	10,201

GAIN ON SALE OF ASSETS AND NEWSPAPER PROPERTY TRANSACTIONS, NET	66,156	1,129	114

MINORITY INTEREST	(59,557)	(35,033)	(29,334)

INCOME BEFORE INCOME TAXES	53,788	4,960	59,970

INCOME TAX EXPENSE	(18,146)	(3,883)	(20,090)

NET INCOME	35,642	1,077	39,880

ACCRETION RELATED TO ST. PAUL, MONTEREY AND TORRANCE PURCHASE PRICE (NOTE 5)	(15,911)	—	—

NET INCOME APPLICABLE TO COMMON STOCK	$19,731	$1,077	$39,880

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
		Additional	Other		Common	Total
	Common	Paid-In	Comprehensive	Retained	Stock in	Shareholders’
	Stock	Capital	Loss	Earnings	Treasury	Equity
	(Dollars in thousands)
BALANCE AT JUNE 30, 2004	$2	$3,631	$(19,976)	$79,349	$(2,000)	$61,006
Adjustment for putable common stock	—	(3,631)	—	(44,925)	—	(48,556)
Comprehensive income:
Unrealized loss on hedging activities, net of tax benefit of $426	—	—	(697)	—	—	(697)
Unrealized loss on hedging activities, reclassified to earnings, net of tax benefit of $348	—	—	456	—	—	456
Minimum pension liability adjustment, net of tax benefit of $10,168	—	—	(13,596)	—	—	(13,596)
Net income	—	—	—	39,880	—	39,880

Comprehensive income						(26,043)

BALANCE AT JUNE 30, 2005	2	—	(33,813)	74,304	(2,000)	38,493
Adjustment for putable common stock	—	—	—	7,657	—	7,657
Comprehensive income:
Unrealized gain on hedging activities, net of tax benefit of $153	—	—	286	—	—	286
Unrealized loss on hedging activities, reclassified to earnings, net of tax benefit of $348	—	—	456	—	—	456
Minimum pension liability adjustment, net of tax expense of $9,310	—	—	11,551	—	—	11,551
Net income	—	—	—	1,077	—	1,077

Comprehensive income						13,370

BALANCE AT JUNE 30, 2006	2	—	(21,520)	83,038	(2,000)	59,520
Adjustment for putable common stock	—	—		7,734	—	7,734
Accretion related to St. Paul, Monterey and Torrance Purchase Price	—	—	—	(15,911)	—	(15,911)
Pension and postretirement adjustment related to adoption of SFAS No. 158, net of tax benefit of $1,136	—	—	(1,634)	—	—	(1,634)
Comprehensive income:
Unrealized gain on hedging activities, net of tax benefit of $474	—	—	712	—	—	712
Unrealized loss on hedging activities, reclassified to earnings, net of tax benefit of $348	—	—	456	—	—	456
Pension adjustment, net of tax expense of $3,228	—	—	4,645			4,645
Net income	—	—	—	35,642	—	35,642

Comprehensive income	—	—	—	—	—	41,455

BALANCE AT JUNE 30, 2007	$2	$—	$(17,341)	$110,503	$(2,000)	$91,164

See notes to consolidated financial statements

MEDIANEWS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,642	$1,077	$39,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,549	43,248	25,834
Amortization	35,750	20,901	18,953
Loss on early extinguishment of debt	—	—	9,236
Net loss (gain) on sale of assets and newspaper transactions	(66,156)	(1,097)	437
Provision for losses on accounts receivable	12,091	9,893	8,065
Amortization of debt discount	819	935	1,051
Minority interest	59,557	35,033	29,334
Distributions of net income paid to minority interest	(57,851)	(35,033)	(28,167)
Proportionate share of net income from unconsolidated JOAs	(39,535)	(44,120)	(71,878)
Distributions of net income from unconsolidated JOAs(a)	39,535	44,120	71,878
Equity investment (income) loss, net	734	(5,898)	(10,201)
Distributions of net income from equity investments(b)	1,723	5,228	9,511
Deferred income tax expense (benefit)	26,230	(4,545)	17,728
Change in defined benefit plan liabilities, net of cash contributions	(4,205)	2,427	1,463
Change in estimated option repurchase price	(6,607)	500	(5,306)
Unrealized loss on hedging activities, reclassified to earnings from accumulated other comprehensive loss	456	456	804
Change in operating assets and liabilities:
Accounts receivable	(15,145)	(18,564)	(13,356)
Inventories	9,821	4,026	(7,632)
Prepaid expenses and other assets	(4,921)	4,599	(4,301)
Accounts payable and accrued liabilities	66,799	10,406	6,374
Unearned income	5,381	2,881	173
Change in other assets and liabilities, net	8,197	784	(6,936)

NET CASH FLOWS FROM OPERATING ACTIVITIES	144,864	77,257	92,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in Detroit and other investments, net of return of capital	773	(43,991)	(250)
Proceeds from the sale of newspapers and other assets	58,195	746	483
Business acquisitions, net of cash acquired	(452,540)	(3,110)	(58,607)
Cash contributed by partners for business acquisitions	21,085	—	—
Business dispositions	14,000	—	—
Distributions in excess of net income from JOAs(a)	25,635	28,148	15,531
Distributions in excess of net income from equity investments(b)	3,015	1,254	1,486
Capital expenditures	(31,636)	(47,501)	(51,312)

NET CASH FLOWS FROM INVESTING ACTIVITIES	(361,473)	(64,454)	(92,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of issuance costs	495,653	66,350	464,250
Reduction of long-term debt and other liabilities	(245,092)	(77,242)	(516,375)
Distributions in excess of net income to minority interests	(25,291)	(5,749)	—
Repurchase premiums and related costs associated with long-term debt	—	—	(8,624)

NET CASH FLOWS FROM FINANCING ACTIVITIES	225,270	(16,641)	(60,749)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,661	(3,838)	(60,474)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	424	4,262	64,736

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,085	$424	$4,262

(a) Total distributions from unconsolidated JOAs were $65.2 million, $72.3 million and $87.4 million for fiscal years 2007, 2006 and 2005, respectively.
(b) Total distributions from equity investments were $4.7 million, $6.5 million and $11.0 million for fiscal years 2007, 2006 and 2005, respectively.
Supplemental schedule of noncash investing activities:
Business acquisitions (St. Paul, Monterey and Torrance)	$(290,614)	$—	$—
Business partners’ share of acquisitions (San Jose and Contra Costa)	$(340,120)	—	—
Investment in Salt Lake Newspaper Production Facilities, LLC	$(45,469)	—	—
Danbury transaction	$(81,596)	—	—
See notes to consolidated financial statements

MEDIANEWS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
     MediaNews Group, Inc. (“MediaNews” or the “Company”), through its subsidiaries, publishes daily and non-daily newspapers serving markets in twelve states. The Company also owns four radio stations and one television station; the combined revenues of these non-newspaper operations comprise less than 1.0% of the Company’s consolidated revenue and are not considered significant to the Company’s operations.
Note 2: Significant Accounting Policies and Other Matters
     Significant accounting policies for the Company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which is based on such factors as estimated future cash flows and current fair value estimates. The Company’s accounting for pension and retiree medical benefits requires the use of estimates concerning the work force, interest rates, plan investment return and involves the use of advice from consulting actuaries. The workers’ compensation obligation involves estimating ultimate claims payouts for open claims and involves the use of advice and analysis of actuaries. The Company’s accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and assumptions on the realization of deferred tax assets.
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
Revisions/Reclassifications
     For comparability, certain prior year balances have been reclassified to conform to current reporting classifications. In particular, the statement of cash flows has been revised for the year ended June 30, 2006 to reflect distributions in excess of net income paid to minority interests in accordance with Statement of Financial Standards (“SFAS”) No. 95, Statement of Cash Flows. For the year ended June 30, 2006, the revision increased the reported net cash flows from operating activities and decreased the reported net cash flows from financing activities by $5.7 million. There was no impact to the statement of cash flow for the year ended June 30, 2005.
Joint Operating Agencies
     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each newspaper party to a joint operating agreement continue to be separate and outside of a JOA. As of June 30, 2007, the Company, through its partnerships and subsidiaries, participated in JOAs in Denver, Colorado, Salt Lake City, Utah, York, Pennsylvania, Detroit, Michigan and Charleston, West Virginia.

     The operating results from the Company’s unconsolidated JOAs (Denver and Salt Lake City) are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:
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

     The Company’s investments in the Denver and Salt Lake City JOAs are included in the consolidated balance sheet under the line item “Investment in Unconsolidated JOAs.” See Note 3: Joint Operating Agencies for additional discussion of our accounting for each JOA operation in which the Company participates.
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

•	Hometown Values, acquired in July 2005, advertising coupon magazine for small local businesses mailed to 18 different targeted community zones along the Wasatch front in Utah (50% ownership interest).
     These investments are included in the consolidated balance sheet as a component of long-term assets under the caption “equity investments.”
Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Buildings and machinery and equipment are depreciated using the straight-line method over the expected useful lives of individual assets. Buildings and improvements are depreciated over the lesser of 40 years or the term of the lease and machinery and equipment is depreciated over 3 to 20 years.
Goodwill and Other Intangible Assets and Impairment Testing
     The Company accounts for goodwill and other intangible assets under Statement of Financial Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. Under the standard, excess of cost over fair value of net assets acquired (goodwill) and other indefinite life intangibles (primarily mastheads) are not amortized, but instead are periodically reviewed for impairment. All other intangibles with a finite useful life continue to be amortized over their estimated useful lives. Subscriber accounts and advertiser lists are amortized using the straight-line method over periods ranging from 8 to 15 years with a weighted average remaining life based on the date of acquisitions of approximately 5 and 10 years, respectively. Other finite lived intangibles are being amortized over periods not exceeding 15 years.
     In addition, as required by SFAS No. 142, the Company performed an annual impairment test for goodwill and mastheads as of July 1, 2007. There was no impairment of intangible assets noted as a result of these tests. Another impairment test will be performed July 1, 2008, unless unexpected events or circumstances arise that require the Company to test for impairment sooner.
     Estimated amortization expense for the next five years is as follows at June 30, 2007 (in thousands):

2008	$32,467
2009	27,386
2010	24,090
2011	23,629
2012	22,933
     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The carrying value of long-lived assets is reviewed annually. If, at any time, the facts or circumstances at any of the Company’s individual newspaper or other operations indicate the impairment of long-lived asset values as a result of a continual decline in performance or as a result of fundamental changes in a market, a determination is made as to whether the carrying value of the long-lived assets exceeds estimated realizable value. For purposes of impairment testing under SFAS No. 142 and SFAS No. 144, the Company estimates fair value for each of its reporting units and compares such estimated fair values to the reporting unit’s net book value. If a reporting unit’s estimated fair value exceeds its net book value under this phase of testing, no further analysis is performed. To date, the Company has not been required to perform impairment testing beyond this initial phase. The Company generally estimates a reporting unit’s fair value under this phase based on a multiple of its revenues less cost of sales and selling, general and administrative expenses. The multiple utilized is based on values of comparable newspapers which have been sold in recent third party transactions. Other methods of estimating a reporting unit’s fair value such as estimated discounted cash flows may also be used. In estimating the fair value of reporting units the Company has owned for over 12 months, it generally utilizes the reporting unit’s cash flows for the preceding 12 months. For recently acquired or restructured reporting units, the Company generally utilizes budgeted cash flows for the upcoming fiscal year. For one recently acquired newspaper, the Company utilized estimated fiscal 2008 budgeted cash flows (adjusted for expected full year cost savings) for fiscal 2007 impairment testing since cost savings initiatives have not been fully reflected in the historical operating results and MediaNews has owned the newspaper less than one year. In addition, for fiscal 2007 impairment testing, the Company utilized a discounted cash flow model to evaluate one of its equity method investments. Forecasted future results contemplate the positive impact of certain cost savings initiatives and such results may not be achieved if the initiatives are not implemented as presently contemplated.
     Because the impairment testing relies on historical and budgeted operating results to determine reporting unit fair value, if the actual results of fiscal year 2008 vary significantly from either historical or budgeted results, the Company may be required to record an impairment charge in the future. Similarly, an impairment charge could be required in the future if contemplated longer-term cost savings are not realized for the recently acquired newspaper and equity method investment noted above.
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
Disclosures about Segments of an Enterprise and Related Information
     The Company conducts business in one reporting segment and determines its reporting segment based on the individual operations that the chief operating decision maker reviews for purposes of assessing performance and making operating decisions. The individual operations have been aggregated into one segment because management believes they have similar economic characteristics, products, services, customers, production processes and distribution methods. The Company believes that aggregating the operations into one segment helps users understand the Company’s performance and assess its prospects. The Company’s newspaper operations, individually and in the aggregate, generally trend in the same direction because they are impacted by the same economic trends. A newspaper’s operating performance is most affected by newsprint prices and the health of the economy, particularly conditions within the retail, employment, real estate and automotive markets. While an individual newspaper may perform better or worse than the Company’s newspapers as a whole due to specific conditions at that newspaper or within its local economy, such variances generally do not significantly affect the overall year over year performance comparisons of the Company.
     While the Company, in addition to its newspapers, operates four radio stations and one television station, these non-newspaper operations are not significant to the Company’s operations as they comprise less than 1.0% of our consolidated revenue.
Comprehensive Income
     Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the Company’s newsprint swap agreements were recorded at fair value and changes in the value of such contracts, net of income taxes, were reported in comprehensive income. As of June 30, 2007 and 2006, the Company had no outstanding newsprint swap agreements; however, amounts previously recorded in other comprehensive income related to a terminated newsprint swap agreement remained in other comprehensive income at June 30, 2007 due to the Company’s determination that the hedge became ineffective prior to the expiration of the original term of the agreement. The amount in accumulated other comprehensive loss related to the ineffective hedge is being amortized and charged to other (income) expense, net over the original term of the agreement as the forecasted newsprint purchase transactions originally contemplated in the hedging agreement continued to be probable of occurring. Also included in comprehensive income are the changes in fair value of interest rate swap agreements at one of the Company’s unconsolidated JOAs. See Note 10: Hedging Activities for further discussion. Comprehensive income for the Company also includes amounts related to the Company’s pension and postretirement plans as well as those at the Company’s unconsolidated JOAs. See Note 8: Employee Benefit Plans for further discussion. For purposes of calculating income taxes related to comprehensive income, the Company uses its combined statutory rate for federal and state income taxes.
Stock Based Compensation
     The Company accounts for its Career Restricted Stock Unit (“RSU”) plan under SFAS No. 123(R), Share Based Payments. SFAS No. 123(R) requires all share based payments to employees be recognized in the income statement based on their fair values. The Company determines the fair value of the units in the quarter they are granted based on the RSU plan document and recognizes compensation expense over the vesting period of each grant. See Note 15: Career Restricted Stock Unit Plan for further discussion.
Dividends
     The Company has never paid a dividend on its common stock. In connection with the anticipated consummation of an equity investment in the Company by The Hearst Corporation, it is expected that the Company will pay a dividend of up to $25 million. See Note 5: Acquisitions, Dispositions and Other Transactions for further discussion regarding the status of the equity investment in the Company by The Hearst Corporation. The Company’s long-term debt agreements contain covenants which, among other things, limit the annual and total amount the Company can pay in dividends to its shareholders.
Employees
     Certain employees of the Company’s newspapers are employed under collective bargaining agreements, some of which have expired and are being negotiated.
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
     SFAS No. 158 does not change the amount of net periodic cost included in net income. The Company already measures its plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position. On June 30, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. See Note 8: Employee Benefit Plans.
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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this guidance in fiscal year 2007 had no impact on the Company’s consolidated financial statements.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address uncertainty in tax positions, prescribes the minimum recognition threshold, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also has expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The adoption of FIN 48 in fiscal year 2008 is not expected to have a material impact on the Company’s financial statements.
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
Salt Lake City JOA
     The Company, through its wholly-owned subsidiary, Kearns-Tribune, LLC, owns The Salt Lake Tribune and a 58% profit interest in the Newspaper Agency Company LLC (“NAC” or the “Salt Lake City JOA”). Although the Company has a majority of the Salt Lake City JOA’s profit interests, under the operating agreement for that entity, each of the Company and Deseret News Publishing Company (our partner in the Salt Lake City JOA) have an equal representation on that entity’s management committee. The Salt Lake City JOA is the managing entity under the JOA agreement between Kearns-Tribune, LLC and the Deseret News Publishing Company (owner of the Deseret Morning News). Under the terms of this JOA agreement, the Salt Lake City JOA is responsible for performing all the business functions of The Salt Lake Tribune and the Deseret Morning News, including advertising and circulation sales, production and distribution; however, the Salt Lake City JOA does not own any of the fixed assets used in its operations. Instead, beginning July 1, 2006, most of those assets are owned by its affiliate, Salt Lake Newspapers Production Facilities, LLC (“SLNPF”), 58% of which entity is owned directly by the Company and 42% of which entity is owned by Deseret News Publishing Company. SLNPF leases those assets to the Salt Lake City JOA; however, management of SLNPF is shared equally between Kearns-Tribune and Deseret News Publishing Company. Certain other assets used in the operations of the Salt Lake City JOA are owned solely by Deseret News Publishing Company, which leases those assets directly to the Salt Lake City JOA, and certain other assets are owned jointly by Kearns-Tribune, LLC and Deseret News Publishing Company, as tenants in common. Accordingly, for fiscal year 2007, the related depreciation is included in “Salt Lake City JOA” income statement data instead of the “Associated Revenues and Expenses Column.” Prior to July 1, 2006, Kearns-Tribune, LLC and Deseret News Publishing Company owned the fixed assets as joint tenants in common and did not charge lease payments to the Salt Lake City JOA. The Company’s $45.5 million investment in the fixed assets contributed to SLNPF as of July 1, 2006 was reclassified from property, plant and equipment to investment in unconsolidated JOAs. News and editorial costs related to The Salt Lake Tribune are incurred outside of the Salt Lake City JOA and are the sole responsibility of Kearns-Tribune, LLC. Conversely, Deseret News Publishing Company is solely responsible for the news and editorial costs of the Deseret Morning News. The Company records its 58% share of the results of the operations of the Salt Lake City JOA (subject to certain small adjustments) along with the operations of Kearns-Tribune, LLC, which consists principally of editorial costs, miscellaneous revenues outside of the JOA, amortization of intangibles and other direct costs of The Salt Lake Tribune and, prior to July 1, 2006, depreciation of fixed assets, in the line item “Income from Unconsolidated JOAs.” The Salt Lake City JOA expires in 2020, unless otherwise extended.
York JOA
     The Company, through its wholly-owned subsidiary, York Newspapers, Inc. (“YNI”), owns the masthead of the York Daily Record, a daily morning newspaper, The York Dispatch, a daily evening newspaper, the York Sunday News, as well as a 100% interest in The York Newspaper Company (the York JOA). Under the terms of the York JOA agreement, the York JOA is responsible for all newspaper publishing operations, other than news and editorial, including production, sales, distribution and administration, of The York Dispatch, the York Daily Record and the York Sunday News.
     The Company is responsible for the news and editorial content of the York Daily Record and a third party is responsible for providing the news and editorial content for The York Dispatch. Under the JOA agreement, the Company is entitled to all of the profits and losses of the York JOA and reimburses the third party for the cost of providing editorial and news content in The York Dispatch plus a management fee of $264,353 per year, indexed annually for inflation. The York JOA expires in 2024, unless otherwise extended. See Note 4: Investments in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership for further discussion of the contribution of York to the Texas-New Mexico Newspapers Partnership.

Charleston JOA
     The Company, through its wholly-owned subsidiary, Charleston Publishing Company, owns the Charleston Daily Mail and a limited partnership interest in Charleston Newspapers Holdings, L.P., which holds a 100% interest in Charleston Newspapers (the “Charleston JOA”). The Company is only responsible for the news and editorial content of the Charleston Daily Mail. Under its agreement with Charleston Newspapers Holdings, L.P., the Company is reimbursed for the cost of providing the news and editorial content of the Charleston Daily Mail and is paid a management fee. The Company’s limited partnership interest does not entitle the Company to any share of the profits or losses of the limited partnership. The Charleston JOA expires in 2024, unless otherwise extended.
Detroit JOA
     On August 3, 2005, the Company purchased the stock of The Detroit News, Inc., which included the editorial assets of The Detroit News, a daily newspaper published in Detroit, Michigan, and a limited partnership interest in the Detroit Newspaper Partnership, L.P. (“Detroit JOA”), for approximately $25.0 million. The Company is responsible for the news and editorial content of The Detroit News pursuant to a JOA agreement. In accordance with the Detroit JOA agreement, the Company receives a fixed preferred distribution each month with possible incremental distributions beginning in 2009 based on profit growth. However, such distributions can be suspended in the future to the extent that the Detroit JOA generates insufficient profits to fund such fixed preferred distributions. Any shortfall in distributions will be carried forward and made when sufficient profits are available. The fixed preferred distributions are as follows: $0.2 million per month during calendar year 2005; $5.0 million for calendar years 2006 and 2007; $4.0 million for 2008 and 2009; $3.0 million for 2010 and 2011; $2.0 million for 2012; and $1.9 million for all remaining years until specified amounts are paid. Under the terms of the Detroit JOA, the Company is also reimbursed for its news and editorial costs associated with publishing The Detroit News. The Detroit JOA expires in 2025, unless otherwise extended.
     Because of the structure of the partnership and our ownership interest, the Company’s accounting for the investment in the Detroit JOA only includes the preferred distributions it receives from the Detroit JOA, which is different from the Company’s accounting for the Denver and Salt Lake City JOAs. The Company’s investment in The Detroit News, Inc. is included in other long-term assets.
Unconsolidated JOA Summarized Results
     The following tables present the summarized results of the Company’s unconsolidated JOAs in Denver and Salt Lake City, along with related balance sheet data. The Salt Lake City JOA and Denver JOA information is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The editorial costs, miscellaneous revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our subsidiaries associated with The Salt Lake Tribune and The Denver Post are included in the line “Associated Revenues and Expenses.” The 20% minority interest associated with The Denver Post through June 10, 2005 has not been reflected in the following tables.

	Year Ended June 30, 2007
	SLNPF and
	Salt Lake			Total Income
	City		Associated	from
	JOA	Denver	Revenues and	Unconsolidated
	Consolidated	JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$154,566	$386,350	$222

Cost of sales	32,560	121,477	32,341
Selling, general and administrative	56,813	199,491	11,977
Depreciation and amortization	5,913	45,065	3,629
Other	3,186	8,051	2,228

Total costs and expenses	98,472	374,084	50,175

Net income	56,094	12,266	(49,953)
Partners’ share of income from unconsolidated JOAs	(22,692)	(6,133)	—

Income (loss) from unconsolidated JOAs	$33,402	$6,133	$(49,953)	$(10,418)

	Year Ended June 30, 2006
				Total Income
			Associated	from
	Salt Lake	Denver	Revenues and	Unconsolidated
	City JOA	JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$149,041	$419,055	$484

Cost of sales	34,222	132,893	34,530
Selling, general and administrative	55,017	207,263	12,272
Depreciation and amortization	—	56,225	20,082
Other	2,643	922	1,019

Total costs and expenses	91,882	397,303	67,903

Net income	57,159	21,752	(67,419)
Partners’ share of income from unconsolidated JOAs	(23,914)	(10,876)	—

Income (loss) from unconsolidated JOAs	$33,245	$10,876	$(67,419)	$(23,298)

	Year Ended June 30, 2005
				Total Income
			Associated	from
	Salt Lake		Revenues and	Unconsolidated
	City JOA	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$146,904	$433,183	$527

Cost of sales	32,440	134,488	33,744
Selling, general and administrative	53,638	204,792	11,069
Depreciation and amortization	—	18,468	4,189
Other	2,485	(341)	112

Total costs and expenses	88,563	357,407	49,114

Net income	58,341	75,776	(48,587)
Partners’ share of income from unconsolidated JOAs	(24,351)	(37,888)	—

Income (loss) from unconsolidated JOAs	$33,990	$37,888	$(48,587)	$23,291

	June 30, 2007		June 30, 2006
	SLNPF and Salt Lake City JOA		Salt Lake City
	Consolidated	Denver JOA	JOA	Denver JOA
	(Dollars in thousands)
Balance Sheet Data:
Current assets	$19,868	$55,363	$15,800	$64,352
Non-current assets	92,857	186,720	14,589	221,399
Current liabilities	17,651	42,856	24,589	50,396
Non-current liabilities(1)	7,427	135,881	7,043	135,069
(1)
The June 30, 2006 amount for the Denver JOA includes the Denver JOA synthetic lease (related to the construction of a new office building) which was terminated in the second quarter of the Company’s fiscal year 2007. The Denver JOA operates on a calendar year-end basis and is not required to adopt the requirements of SFAS No. 158 until December 31, 2007. Had the Denver JOA adopted the requirements of SFAS No. 158 on December 31, 2006, the cumulative effect would have been to increase non-current liabilities by approximately $19.5 million. The Salt Lake City JOA did adopt SFAS No. 158 as of June 30, 2007; the impact of adoption was to increase non-current liabilities by approximately $2.8 million.

     Depreciation and amortization expense increased significantly for the years ended June 30, 2007 and 2006, as compared to the year ended June 30, 2005 due to accelerated depreciation on certain fixed assets at the production facilities in Denver and Salt Lake City which will be or have been retired earlier than originally expected due to the construction of new production facilities at the respective locations. Prior to fiscal year 2007, the depreciation and amortization expense for the Salt Lake City fixed assets appeared in the associated revenues and expenses column as the Salt Lake City JOA does not own any of the fixed assets used in its operations. Instead, each partner in the JOA owned the fixed assets used in the operations of the Salt Lake City JOA. Effective July 1, 2006, the Salt Lake City JOA leases these assets from SLNPF which is included in the Salt Lake City JOA column for purposes of this presentation (eliminating the activity between the two entities).
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
     At the formation of CNP, the Company also contributed long-term debt with a remaining balance of $6.6 million to the partnership. However, in accordance with the partnership agreement, the Company remains liable for the contributed debt. All principal and interest payments associated with this debt are charged to the MediaNews capital account of CNP as a distribution. Approximately $0.9 million, $0.9 million and $0.8 million of principal and interest payments were made in fiscal years 2007, 2006 and 2005, respectively, by CNP on behalf of the Company.
     The California Newspapers Partnership is governed by a management committee. The management committee consists of seven members. MediaNews is entitled to appoint four of the members of the management committee, Stephens is entitled to appoint two, and Gannett is entitled to appoint one. Decisions of the management committee are by majority vote, except that unanimous votes are required for certain actions outside of the ordinary course of business, including asset transfers or sales, asset acquisitions, incurrence of debt and certain material changes in the partnership business.
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
     Stephens has a separate right to require CNP to purchase its interest in the partnership at fair market value. Upon notification of the exercise of this right and obtaining a valuation of the partnership interest, CNP has two years to complete the purchase. The Company is not currently aware of any intentions on the part of Stephens to exercise its put.
     The minority interest liability reflects the fair market value of the net assets at the time they were contributed to CNP by Stephens and Gannett, plus the minority partners’ share of earnings, net of distributions since inception. CNP made cash distributions to the Company in the amount of $76.2 million, $34.2 million and $33.4 million in fiscal years 2007, 2006, and 2005, respectively.
Texas-New Mexico Newspapers Partnership
     Effective March 3, 2003, MediaNews and Gannett Co., Inc. (“Gannett”) formed the Texas-New Mexico Newspapers Partnership (“TNMP”). MediaNews contributed substantially all the assets and operating liabilities of the Las Cruces Sun-News, The Daily Times (Farmington), Carlsbad Current-Argus, Alamogordo Daily News, and The Deming Highlight, as well as all the weekly and other publications published by these daily newspapers, in exchange for a 33.8% interest in the TNMP. Gannett contributed the El Paso Times, located in El Paso, Texas, in exchange for its 66.2% controlling partnership interest. Accordingly, MediaNews accounted for its share of the operations of TNMP under the equity method of accounting. However, effective December 26, 2005, MediaNews contributed to TNMP the assets of four daily newspapers published in southern Pennsylvania and Gannett contributed the assets of the Public Opinion, published in Chambersburg, PA. Assets contributed by MediaNews included The Evening Sun (Hanover), the Lebanon Daily News, and MediaNews’ interest in the entity that owns and publishes the York Daily Record and York Sunday News, which will continue to be published under the terms of a joint operating agreement along with The York Dispatch.
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
     The minority interest liability reflects the fair market value of the net assets of Gannett’s share of TNMP, plus the minority partners’ share of earnings, net of distributions since December 26, 2005. TNMP made cash distributions to the Company in the amount of $26.7 million and $12.0 million in fiscal years 2007 and 2006, respectively. Prior to the TNMP restructuring, distributions were recorded as a reduction of the Company’s equity investment.
Note 5: Acquisitions, Dispositions and Other Transactions
Fiscal Year 2007
Acquisition (San Jose Mercury News, Contra Costa Times, The Monterey County Herald and Pioneer Press)
     On August 2, 2006, MediaNews and The McClatchy Company (“McClatchy”) consummated the closing under the Stock and Asset Purchase Agreement dated as of April 26, 2006, between the Company and McClatchy, pursuant to which the California Newspapers Partnership (“CNP”), a 54.23% subsidiary of the Company, purchased the Contra Costa Times and the San Jose Mercury News and related publications and Web sites for $736.8 million. The acquisition, including estimated fees, was funded in part with contributions of $340.1 million from the Company’s partners in CNP ($337.2 million was paid by the partners directly to McClatchy). The Company’s share of the acquisition, including estimated investment banking fees, was approximately $403.0 million and was funded with borrowings under a new term loan “C” and its existing bank revolver (See Note 6: Long-Term Debt). The $403.0 million acquisition cost excludes cash acquired and other deal costs (principally legal and accounting consultations).
     On August 2, 2006, Hearst and McClatchy consummated the closing under the Stock and Asset Purchase Agreement dated as of April 26, 2006, between Hearst and McClatchy, pursuant to which Hearst purchased The Monterey County Herald and the St. Paul Pioneer Press and related publications and Web sites for $263.2 million.
Acquisition (Torrance)
     On December 15, 2006, Hearst acquired (see discussion under Hearst Stock Purchase Agreement below) the Daily Breeze and three weekly newspapers, published in Torrance, California (the “Publications”) for approximately $25.9 million, which included $1.1 million of working capital. The Publications are in close proximity to the Company’s operations in Long Beach, California. The Daily Breeze had daily circulation of approximately 67,000 at March 31, 2007. As a result of the transaction, the Company has recorded the following: $23.8 million in intangible assets ($22.5 million — goodwill and $1.3 million — covenants not to compete) and $2.1 million in tangible assets, the majority of which is related to fixed assets. The purchase accounting for this transaction is preliminary and subject to change.
Hearst Stock Purchase Agreement
     On August 2, 2006, MediaNews and The Hearst Corporation (“Hearst”) entered into a Stock Purchase Agreement which was amended on May 1, 2007 (the “MediaNews/Hearst Agreement”) pursuant to which (i) Hearst agreed to make an equity investment of up to $299.4 million (subject to adjustment under certain circumstances) in the Company (such investment will not include any governance or economic rights or interest in the Company’s publications in the San Francisco Bay area or “Bay Area” assets) and (ii) the Company has agreed to purchase from Hearst The Monterey County Herald, the St. Paul Pioneer Press and the Torrance Daily Breeze with a portion of the Hearst equity investment in the Company. The equity investment will afford Hearst an equity interest of approximately 30% (subject to adjustment in certain circumstances) in the Company, excluding the Company’s economic interest in the San Francisco Bay area newspapers. The equity investment by Hearst in the Company is subject to antitrust review by the Antitrust Division of the Department of Justice. The Antitrust Division has requested information in connection with this review, and the Company has completed its response to this request. The mandatory waiting period required to consummate the transaction will expire on October 18, 2007.

     The Company has agreed to manage The Monterey County Herald, the St. Paul Pioneer Press and the Torrance Daily Breeze during the period of their ownership by Hearst. Under the MediaNews/Hearst Agreement, the Company has all the economic risks and rewards associated with ownership of these newspapers and is entitled contractually to retain all of the cash flows generated by them as a management fee. As a result, the Company began consolidating the financial statements of The Monterey County Herald and St. Paul Pioneer Press beginning August 2, 2006, and the Torrance Daily Breeze on December 15, 2006. The Company also agreed that, at the election of MediaNews or Hearst, the Company will purchase The Monterey County Herald, the St. Paul Pioneer Press and the Torrance Daily Breeze for $290.6 million (plus reimbursement of Hearst’s costs and cost of funds in respect of its purchase of such newspapers) if for any reason Hearst’s equity investment in the Company is not consummated. To purchase these newspapers from Hearst without an equity investment by Hearst, the Company would need to obtain additional financing to fund this purchase and/or seek alternative financing arrangements with Hearst or another party. As of June 30, 2007, the Company has recorded $306.5 million related to Hearst’s cost of $290.6 million and the $15.9 million accretion of Hearst’s cost of funds for this purchase.
     As a result of the above transactions (acquisition of San Jose Mercury News and Contra Costa Times and management of The Monterey County Herald and St. Paul Pioneer Press), the Company has recorded the following, which includes investment banking fees, deal costs and other capitalized costs: $819.4 million in intangible assets ($360.3 million — goodwill; $264.7 million — mastheads; $13.7 million — subscriber lists; and $180.7 million in advertiser lists and other finite lived intangibles) and $198.7 million in net tangible assets (the majority of which is related to fixed assets). The purchase accounting for these transactions is preliminary and subject to change.
     The unaudited pro forma consolidated statement of income information for the years ended June 30, 2007 and 2006, set forth below, presents the Company’s results of operations as if the August 2, 2006 transactions (acquisition of San Jose Mercury News and Contra Costa Times and management and consolidation of The Monterey County Herald and St. Paul Pioneer Press) described above had occurred at the beginning of the periods presented and is not necessarily indicative of future results or actual results that would have been achieved had the transactions occurred as of the beginning of such periods.

	Year Ended June 30,
	2007	2006
	(Dollars in Thousands)
Operating Revenue	$1,381,846	$1,404,059
Net Income	$38,118	$17,775
Net Income Applicable to Common Stock	$20,802	$1,276
Original Apartment Magazine Sale
     On September 29, 2006, the California Newspapers Partnership sold the Original Apartment Magazine for $14.0 million. The sale resulted in an immaterial loss.
Acquisition (Santa Cruz)
     On February 2, 2007, the California Newspapers Partnership (“CNP”) acquired the Santa Cruz Sentinel, published in Santa Cruz, California, for approximately $45.0 million, plus an adjustment for working capital. Contributions from the partners in CNP (including the Company) were used to fund the acquisition. The Company’s portion of the acquisition (including working capital) was approximately $25.0 million and was funded with borrowings under the Company’s bank credit facility. Santa Cruz is in close proximity to the Company’s operations in San Jose. The Santa Cruz Sentinel had daily circulation of approximately 25,000 at March 31, 2007. As a result of the acquisition, the Company has recorded the following: $36.4 million in intangible assets ($16.8 million — goodwill, $5.8 million — masthead, $1.0 million — subscriber lists and $12.8 million — advertiser lists) and $9.6 million in tangible assets, the majority of which is related to fixed assets. The purchase accounting for the business combination is preliminary and subject to change.
Management Agreement (Danbury)
     On March 30, 2007, the Company entered into an agreement with Hearst regarding the management of The News-Times (Danbury, Connecticut), which was purchased by Hearst on March 30, 2007 for $80.0 million, plus an adjustment for working capital. Under the agreement, the Company controls the management of both the Connecticut Post (owned by the

Company) and The News-Times and is entitled to 73% of the profits and losses of both newspapers on a combined basis; however, the Company and Hearst retain ownership of the assets and liabilities of the Connecticut Post and The News-Times, respectively. Profits and losses refer to net income, adjusted so that each partner retains 100% of the periodic depreciation and amortization recorded relating to its contributed assets. The partners also retain 100% of any related gain or loss taken related to the disposition of its contributed assets. As a result of entering into the management agreement, the Company began consolidating the results of The News-Times and recording minority interest for Hearst’s 27% interest beginning March 30, 2007. The accounting resulting from entering into the management agreement created a non-monetary exchange (pursuant to Statement of Financial Accounting Standards No. 153, Exchanges of Non-Monetary Assets). The Company accounted for this exchange as two separate, but simultaneous events: (1) a sale, whereby for accounting purposes, the Company sold to Hearst a 27% interest in the Connecticut Post, resulting in the Company recording a non-monetary gain of approximately $27.0 million and (2) the acquisition of a 73% interest in The News-Times. As a result of the transaction, the Company has recorded the following: $71.8 million in intangible assets ($34.4 million — goodwill, $28.1 million — subscriber lists, $9.3 million — masthead) and $9.8 million in tangible assets, the majority of which is related to fixed assets. The accounting for the business combination is preliminary and subject to change.
Fiscal Year 2006
Prairie Mountain Publishing Company Partnership Formation
     On February 1, 2006, MediaNews and E.W. Scripps Company (“Scripps”) completed the formation of the Prairie Mountain Publishing Company LLP (formerly named Colorado Publishing Company LLP). Upon formation of the Prairie Mountain Publishing Company LLP (“PMP”), MediaNews contributed substantially all of the operating assets used in the publication of the newspapers published by Eastern Colorado Publishing Company, comprised of several small daily and weekly newspapers, and Scripps contributed substantially all of the operating assets used in the publication of the Daily Camera and the Colorado Daily, both published in Boulder, Colorado. In addition to the assets contributed to PMP, MediaNews paid Scripps approximately $20.4 million to obtain its 50% interest in PMP. Scripps owns the remaining 50% interest. The management committee of PMP is comprised of four members, two of whom are appointed by MediaNews and two of whom are appointed by Scripps. Under the partnership agreement, PMP is required to make distributions to the Company equal to 50% of earnings, less working capital required by the partnership. The Company’s contribution to PMP was treated as two separate, but simultaneous transactions: (1) a sale, whereby for accounting purposes, the Company sold to Scripps a 50% interest in Eastern Colorado Publishing Company, resulting in a $0.8 million non-monetary gain (pursuant to Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets) and approximately $16.6 million of assets were reclassified to equity investments, and (2) the acquisition of a 50% interest in the newspapers contributed to PMP by Scripps. As a result, effective February 1, 2006, MediaNews no longer consolidates the operations of Eastern Colorado Publishing Company contributed to PMP and began accounting for its share of the operations of PMP under the equity method of accounting.
Texas-New Mexico Newspapers Partnership Restructuring and The Detroit News Acquisition
     See Note 4: Investment in California Newspapers Partnership and Texas-New Mexico Newspapers Partnership for discussion of the December 2005 Texas-New Mexico Newspapers Partnership restructuring and Note 3: Joint Operating Agencies for discussion of our August 2005 purchase of The Detroit News.
Fiscal Year 2005
Acquisition (The Park Record)
     On January 4, 2005, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased all of the outstanding common stock of Diversified Suburban Newspapers, Inc. (“Diversified”), the publisher of The Park Record, in Park City, Utah. The Singleton Family Revocable Trust owned 50% of the outstanding stock of Diversified at the time of purchase. The purchase price was approximately $8.0 million (plus transaction costs of $0.2 million), plus adjustment to reflect final working capital balances. The Company has allocated the purchase price as follows: $0.8 million tangible assets (primarily fixed assets), $3.6 million identifiable intangible assets ($2.0 million, masthead; $0.4 million, subscriber list; $1.2 million, advertiser list) and $3.8 million was recorded as goodwill. An additional $1.7 million of goodwill was recorded as the offset to the deferred tax liability established in association with the difference between the book and tax basis in the Diversified common stock at the date of the transaction. The Company received a fairness opinion on the purchase price. The transaction was unanimously approved by the disinterested directors of the Company.
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
Other
     During fiscal year 2005, the Company purchased several small weekly publications in its existing newspaper markets for an aggregate purchase price of approximately $2.1 million.
     On June 10, 2005, the Company acquired for approximately $45.9 million the remaining 20% of The Denver Post Corporation which it did not own.
Note 6: Long-Term Debt
     Long-term debt consisted of the following:

		June 30,
		2007	2006
		(Dollars in thousands)
Bank Credit Facility (Revolving Portion)	(I)	$60,200	$146,550
Bank Term Loan A	(I)	100,000	100,000
Bank Term Loan B	(I)	144,317	145,790
Bank Term Loan C	(I)	346,500	–
Various Notes, payable through 2013	(II)	20,697	22,770
6.875% Senior Subordinated Notes, due 2013	(III)	298,154	297,925
6.375% Senior Subordinated Notes, due 2014	(IV)	149,002	148,888

		1,118,870	861,923
Less current portion of long-term debt		(17,343)	(3,926)

		$1,101,527	$857,997

I.
On December 30, 2003, the Company refinanced its bank credit facility (the “Credit Facility”). The Credit Facility (prior to being amended as discussed below) provided for borrowings of up to $600.0 million, consisting of a $350.0 million revolving credit facility and a $250.0 million term loan “B” facility.

On September 17, 2007, the Company amended the December 30, 2003 Credit Facility to, among other things, increase the consolidated total leverage ratio and the ratio of consolidated senior debt to consolidated operating cash flow (effective June 30, 2007) and lower the ratio of consolidated operating cash flow to consolidated fixed charges for the quarters ending September 30 and December 31, 2007. As a result of the amendment, all borrowing margins for all loan tranches of the Credit Facility were increased by 50 basis points. The Company also voluntarily reduced the revolver under the Credit Facility from $350.0 million to $235.0 million effective October 1, 2007 (See Note 17: Subsequent Events).

Prior amendments to the December 30, 2003 Credit Facility include the following:
•	On August 30, 2004, the Company entered into an amendment and restatement of the Credit Facility which refinanced term loan “B” with a $100.0 million term loan “A” and a $148.8 million term loan “C.”

•
On September 8, 2005, the Company amended the Credit Facility in order to reduce borrowing margins. The amendment provided for a $147.3 million term loan “B,” which was used to refinance term loan “C” discussed above.

•
On August 2, 2006, the Company amended the Credit Facility. The amendment authorized a new $350.0 million term loan “C” facility and approved the purchase of the Contra Costa Times, San Jose Mercury News, The Monterey County Herald and the St. Paul Pioneer Press by the Company. The $350.0 million term loan “C” facility was borrowed on August 2, 2006 and used, along with revolving credit facility borrowings of $56.3 million, to fund the Company’s portion of the purchase price for the Contra Costa Times and the San Jose Mercury News (See Note 5: Acquisitions, Dispositions and Other Transactions) and the related fees to amend the Credit Facility.

The following is a summary description of the December 30, 2003 Credit Facility.

Prior to the maturity date of the revolving facility, borrowings under the revolving facility are permitted to be borrowed, repaid and reborrowed without premium or penalty (other than customary breakage costs). Amounts repaid under the term loans “A,” “B” and “C” are not available for reborrowing. The Credit Facility is guaranteed by the Company’s subsidiaries (with certain exceptions) and secured by first priority liens and security interests in all of the capital stock (or other ownership interests) of each of the Company’s and the guarantors’ subsidiaries (with certain exceptions) and its interest in the Texas-New Mexico Newspapers Partnership. The Company also has pledged its interest in the Denver JOA to secure the bank credit facility (subject to certain limitations). The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability and its subsidiaries’ ability to dispose of assets, incur additional indebtedness, pay dividends, make capital contributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. In addition, the Credit Facility requires compliance with certain financial ratios, including a maximum consolidated debt to consolidated operating cash flow ratio, a maximum consolidated senior debt to consolidated operating cash flow ratio and a minimum consolidated operating cash flow to consolidated fixed charges ratio. At June 30, 2007, the Company was in compliance with all amended Credit Facility covenants. Borrowings under the Credit Facility bear interest at rates based upon, at the Company’s option, either 1) the base rate (the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) Bank of America’s prime rate) or 2) Eurodollar rate plus a spread based on the Company’s leverage ratio. At June 30, 2007, Eurodollar borrowing margins varied from 0.75% to 1.25% and base rate borrowing margins were 0% on the revolver portion of the Credit Facility. At June 30, 2007, borrowing margins on term loan “A” were set at 1.25% and 0.00% for Eurodollar and base rate borrowings, respectively. Term loan “A” requires quarterly principal payments as follows: $5.0 million beginning in March 2008 through December 2008; $7.5 million from March 2009 through December 2009; and $12.5 million from March 2010 through September 2010, with the remaining balance due at maturity on December 30, 2010. Term loan “B” bears interest based upon, at the Company’s option, Eurodollar or base rates, plus a borrowing margin of 1.25% or 0.25%, respectively. Term loan “B” requires quarterly principal payments as follows: $0.4 million through December 2009, increasing to $35.2 million from March through September 2010, with the remaining balance due at maturity on December 30, 2010. At June 30, 2007, Term loan “C” bears interest based upon, at the Company’s option, Eurodollar, plus a borrowing margin of 1.75%, or base rate, plus a borrowing margin of .75%. Term loan “C” requires quarterly principal payments as follows: $0.875 million through June 2012; and $82.25 million from June 2012 through March 2013, with the remaining balance due at maturity on August 2, 2013. See Note 17: Subsequent Events for changes in borrowing margins to the bank credit facility as a result of the September 17, 2007 amendment.

In addition to interest, the Company pays an annual commitment fee of 0.25% to 0.375% on the unused portion of the commitment based on the Company’s leverage ratio. The annual commitment fee is currently set at 0.375%. Prior to the September 2007 amendment discussed above, at June 30, 2007, the Company had $272.7 million available under the Credit Facility for future borrowings, net of $17.1 million in outstanding letters of credit. However, the total amount the Company can borrow at any point in time may be reduced by limits imposed by the financial covenants of its various debt agreements. The Company incurred debt issuance costs of $3.8 million related to the December 31, 2003 $600.0 million Credit Facility, and another $4.9 million related to the amendments to the facility, which, for the August 2, 2006 amendment, included $1.0 million for the lender to backstop the commitment for the borrowing. These debt issuance costs have been capitalized as a deferred charge, and are being amortized on a straight-line basis over the term of the Credit Facility as a component of amortization expense.

As a result of the September 17, 2007 amendment to the Credit Facility, all the interest rates described above increased 50 basis points effective with the date of the amendment. After giving effect to the voluntary October 1, 2007 reduction to the revolver, the amount available under the revolving portion of the Credit Facility, net of letters of credit, was $157.7 million at June 30, 2007.

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

IV.
On January 26, 2004, the Company completed the sale of $150.0 million of its 6.375% Senior Subordinated Notes due 2014 (or “6.375% Notes”). Proceeds from the sale of the 6.375% Notes were reduced by an original issue discount of $1.4 million and debt issuance costs of $1.8 million. The principal amount of the 6.375% Notes has been reduced by the amount of the original issuance discount, which is being amortized as a component of interest expense using the effective interest method. The debt issuance costs have been capitalized as a deferred charge and are being amortized on a straight-line basis over the term of the 6.375% Notes as a component of amortization expense. The indebtedness evidenced by the 6.375% Notes is subordinated and junior in right of payment to obligations under the Credit Facility and related term loans. No principal payments are required until April 1, 2014, at which time all outstanding principal and interest is due and payable. Semi-annual interest payments are due and payable on January 1 and July 1 of each year. The 6.375% Notes are general unsecured obligations of the Company ranking equal in right of payment with the 6.875% Notes.

     Maturities of long-term debt for the next five fiscal years and thereafter are shown below (in thousands).

As of
June 30, 2007
2008	$17,343
2009	31,881
2010	176,462
2011	100,647
2012	5,461
Thereafter	787,076

$1,118,870

     Interest paid during the fiscal years ended June 30, 2007, 2006 and 2005 was approximately $77.1 million, $55.2 million and $55.4 million, respectively. Approximately $0.3 million, $2.0 million and $0.7 million of interest was capitalized during fiscal years 2007, 2006 and 2005, respectively.
     Letters of credit have been issued in favor of an insurance company providing workers’ compensation insurance coverage to the Company and its subsidiaries totaling approximately $17.1 million as of June 30, 2007.
     The fair market value of the 6.875% Notes and 6.375% Notes at June 30, 2007 was approximately $258.0 million and $124.9 million, respectively. The carrying value of the Company’s bank debt, which has interest rates tied to prime or the Eurodollar, approximates its fair value. Management cannot practicably estimate the fair value of the remaining long-term debt because of the lack of quoted market prices for these types of securities and its inability to estimate the fair value without incurring the excessive costs of obtaining an appraisal. The carrying amount represents the original issue price net of remaining original issue discounts, if applicable.

Note 7: Leases
     The California Newspapers Partnership leases assets under capital leases. Assets under capital leases and related accumulated amortization are included in property, plant and equipment in the accompanying consolidated balance sheets at June 30, as follows:

	2007	2006
	(Dollars in thousands)
Building and equipment	$6,406	$6,406

Accumulated amortization	(4,095)	(3,882)

Assets under capital leases, net	$2,311	$2,524

     Amortization on capital lease assets is included in depreciation expense in the accompanying financial statements.
     The Company and its subsidiaries also lease certain facilities and equipment under operating leases, some of which contain renewal or escalation clauses. Rent expense was approximately $15.9 million, $7.8 million and $8.2 million during fiscal years 2007, 2006, and 2005, respectively. Contingent rentals are not significant. Future minimum payments on capital and operating leases are as follows at June 30, 2007:

	Capital	Operating
	Leases	Leases
	(Dollars in thousands)
2008	$867	$11,207

2009	867	9,643

2010	867	7,229

2011	867	5,422

2012	867	5,040

Thereafter	6,068	22,548

Total minimum lease payments	10,403	$61,089

Less amount representing interest	(4,640)

Present value of net future lease payments	$5,763

Note 8: Employee Benefit Plans
Pension and Post-Retirement Plans
     In conjunction with the fiscal year 1998 acquisitions of The Sun in Lowell, Massachusetts and the Daily News in Los Angeles, California, the Company assumed non-contributory defined benefit pension plans, which covered substantially all the employees at the acquired newspapers. The Sun’s plan was combined with the frozen plan of New England Newspapers, Inc., a wholly owned subsidiary of the Company. In addition, shortly after the acquisition of Daily News, the Company elected to freeze the plan assumed in conjunction with that acquisition. Accordingly, all current service cost under that plan has been terminated. Until April 1, 2005, participants in the plan assumed in conjunction with the acquisition of The Sun continued to accrue benefits associated with current services, based on years of service and estimated compensation prior to retirement. Effective April 1, 2005, the Company froze the defined benefit plan benefits and recognized an immaterial curtailment loss.
     The Denver Post sponsors two non-contributory defined benefit pension plans, which cover substantially all its current employees. Both plans provide benefits based on employees’ years of service and compensation during the years immediately preceding retirement. The Denver Post also sponsors post-retirement health care and life insurance plans that provide certain union employees and their spouses with varying amounts of subsidized medical coverage upon retirement and, in some instances, continued life insurance benefits until age 65 if the employee retires prior to age 65. The Denver Post editorial employees, terminated vested employees and retired employees are covered by the two non-contributory plans sponsored by The Denver Post as discussed above. During the fourth quarter of fiscal year 2006, the Company offered early retirement and severance to certain employees of The Denver Post. In conjunction with the early retirement and severance offers, the Company recognized a small loss related to the curtailment and the provision of special termination benefits.
     Effective December 31, 2003, the New England Newspapers, Inc., Daily News and one of The Denver Post plans were merged into one master plan: the MediaNews Plan. The Denver Post Guild (union) pension plan remains as a separate plan and a nonqualified pension plan was also created as a result of the plan merger.
     In conjunction with the Company’s August 2, 2006 acquisition of the San Jose Mercury News and management and consolidation of the St. Paul Pioneer Press (See Note 5: Acquisitions, Dispositions and Other Transactions), the Company assumed non-contributory defined benefit pension plans and postretirement employment benefit plans which cover certain union employees at these newspapers. The preliminary purchase accounting related to the assumption of the employee benefit plans for the San Jose Mercury News and the St. Paul Pioneer Press resulted in the Company recording liabilities of $31.7 million related to pension obligations and $1.2 million related to other postretirement employment benefits. The discount rate used when the Company assumed these plans was 6.0%. In December 2006, the Company froze the defined benefit plan at the San Jose Mercury News effective February 2007. The impact to the plan was immaterial and no curtailment gain or loss was recognized.
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
     On June 30, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. This statement required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its retirement plans in the June 30, 2007 balance sheet, along with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the retirement plans’ funded status in the Company’s balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods that are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will subsequently be recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statements of income for the year ended June 30, 2007, or for any prior period presented, nor will it affect the Company’s operating results in future periods.
     While the adoption had no effect on the Company’s consolidated statements of income, unrecognized actuarial amounts were reflected on the Company’s consolidated balance sheet as of June 30, 2007, resulting in a $5.3 million reduction in the net defined benefit plan and other post employment benefit liabilities, a $3.8 million increase to minority interest, a $2.2 million increase to deferred taxes and a $0.7 million decrease to shareholders’ equity for the plans associated with the Company’s consolidated subsidiaries (excluding the Company’s JOAs).

     The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the Company’s pension and other defined benefit plans as of June 30. The tables also provide the components of net periodic pension cost associated with those plans as of June 30.

	Pension Plans			Other Benefits
	2007	2006	2005	2007	2006	2005
	(Dollars in thousands)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$102,360	$111,182	$98,188	$9,992	$4,880	$5,495
Service Cost	2,395	1,125	1,038	478	557	434
Interest Cost	15,785	5,679	5,927	655	295	327
Acquisition	178,859	—	—	1,204	—	—
Amendments	—	160	(720)	—	49	(128)
Other Adjustments	—	307	—	—	2,032	—
Actuarial Loss (Gain)	(892)	(10,257)	12,561	(1,291)	2,715	(650)
Benefits Paid	(14,371)	(5,836)	(5,812)	(834)	(536)	(598)

Benefit Obligation at End of Year	$284,136	$102,360	$111,182	$10,204	$9,992	$4,880

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$85,993	$82,580	$81,387	$—	$—	$—
Actual Return on Plan Assets	37,209	7,304	4,949	—	—	—
Acquisition	147,202	—	—	—	—	—
Company Contributions	7,151	1,945	2,056	834	536	598
Benefits Paid	(14,371)	(5,836)	(5,812)	(834)	(536)	(598)

Fair Value of Plan Assets at End of Year	$263,184	$85,993	$82,580	$—	$—	$—

Reconciliation of Funded Status
Funded Status	$(20,952)	$(16,367)	$(28,602)	$(10,204)	$(9,992)	$(4,880)
Unrecognized Net Loss(3)	N/A	34,770	48,893	—	2,953	397
Unrecognized Prior Service Cost(3)	N/A	2,929	3,494	—	(136)	(149)

Net Amount Recognized at End of Year	$(20,952)	$21,332	$23,785	$(10,204)	$(7,175)	$(4,632)

Assumptions as of June 30
Discount Rate	6.25%	6.25%	5.25%	6.25%	6.25%	5.25%
Expected Return on Plan Assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of Compensation Increase(2)	3.00%	3.00%	3.00%	N/A	N/A	N/A
Components of Net Periodic Cost
Service Cost	$2,395	$1,125	$1,038	$478	$557	$434
Interest Cost	15,785	5,679	5,927	655	295	326
Expected Return on Plan Assets	(17,375)	(6,466)	(6,369)	—	—	—
Amortization of Deferral	278	416	440	(13)	(13)	(6)
Recognized Net Actuarial Loss	1,919	2,990	2,040	126	31	70
Curtailment Loss and Special Termination Benefits	—	347	443	—	49	27

Net Periodic Cost	$3,002	$4,091	$3,519	$1,246	$919	$851

Amounts Recognized in Accumulated Other Comprehensive Income (pre-tax and excluding JOA):
Net Actuarial (Gain) Loss	$12,125	N/A	N/A	$1,536	N/A	N/A
Prior Service Cost	2,650	N/A	N/A	(123)	N/A	N/A

Total	$14,775	N/A	N/A	$1,413	N/A	N/A

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Assets	$3,062	$11,783	$—	$—	$—	$—
Current Liabilities	(42)	—	—	(834)	—	—
Noncurrent Liabilities	(23,972)	(16,530)	(27,545)	(9,370)	(7,174)	(4,632)
Intangible Asset(3)	N/A	26	3,271	—	—	—
Accumulated Other Comprehensive Loss(3) (1)	N/A	26,053	48,059	N/A	—	—

Pension Asset (Liability)	$(20,952)	$21,332	$23,785	$(10,204)	$(7,174)	$(4,632)

(1)
The Company’s share of the accumulated other comprehensive loss from pension and postretirement plans from the Denver and Salt Lake JOAs (which are unconsolidated — See Note 3: Joint Operating Agencies for further discussion) are included as a component of the Company’s accumulated comprehensive loss in the Company’s consolidated balance sheet; however, because the Company does not consolidate the related pension plans, information from those plans are excluded from the above table. Also, accumulated other comprehensive loss as shown here differs from the accumulated other comprehensive loss as reflected in the consolidated balance sheets and consolidated statements of changes in shareholders’ equity as the consolidated statements reflect the amounts net of tax.

(2)	For all except one plan which assumes 3.5%.
(3)	With the fiscal year 2007 adoption of SFAS No. 158, these amounts are now included in the consolidated financial statements as liabilities.

     Pension Plans with Accumulated Benefit Obligation and Projected Benefit Obligation in Excess of Plan Assets were as follows (in thousands):

	June 30
	2007	2006
Accumulated Benefit Obligation	$119,134	$73,093
Projected Benefit Obligation	122,245	72,574
Fair Value of Plan Assets	98,232	56,044
     The following are estimated amounts in accumulated other comprehensive income that the Company expects to recognize in expense during the fiscal year ending June 30, 2008 (in thousands):

	Pension	Other Benefits

Amortization of Net Actuarial (Gain)/Loss	$1,248	$74
Amortization of Prior Service Cost	278	(13)

Total	$1,526	$61

     The Company’s estimates of payments to beneficiaries of its pension plans and other benefits are as follows for each fiscal year ended June 30 (in thousands):

	Pension Plans	Other Benefits

2008	$15,338	$834
2009	15,881	866
2010	16,469	894
2011	17,148	907
2012	18,139	918
2013 – 2017	100,325	4,557
     The Company’s pension plan allocations at June 30 were as follows:

	Target	Plan Assets
	Allocations	Years Ended June 30,
	2008	2007	2006
Asset Category:
Equity securities	70.0%	68.7%	70.0%
Debt securities	20.0	28.3	19.3
Other	10.0	3.0	10.7

Total	100.0%	100.0%	100.0%

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
     The assumptions used in determining the Company’s pension and postretirement benefit obligation can differ from the actual results. As a result of these differences, as well as other external economic factors, the assumptions used are periodically revised and updated. The differences between actual and assumed experience, and the related changes in assumptions, give rise to actuarial gains and losses in the preceding table, which are recognized over the expected service period of active participants. The discount rate used to determine the Company’s future pension obligations is based upon an index of securities with various maturities rated Aa or better as of the respective measurement dates. The increase in compensation levels assumptions is based on actual past experience and near-term outlook and only applies to plans at The Denver Post and St. Paul Pioneer Press pension plans. All other plans are frozen. The expected long-term rate of return on plan assets is based upon the weighted average expected rate of return and capital market forecasts for each asset class employed.
     The Company expects to contribute approximately $9.0 million to $10.0 million to its defined benefit pension plans in fiscal year 2008.
     Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$97	$81
Effect on postretirement benefit obligation	$793	$689
     The July 1, 2007 assumed trend rate for the increases in health care costs for its post-retirement plans was 10% trending down over four years to an ultimate rate of 5%. The Company’s policy is to fund the cost of providing postretirement health care and life insurance benefits when they are entitled to be received.
Deferred Compensation Plan
     The Company sponsors several nonqualified deferred compensation plans, which are offered to certain employees (principally corporate officers, newspaper publishers and senior operational executives). The plans allow participants to defer a portion of their compensation, including bonuses on a pre-tax basis. Participants in one plan (for publishers) are eligible for a Company match based on their deferrals into the plan, while participants of another plan (corporate) are eligible for a discretionary Company contribution award based on operating results. The Company match and discretionary awards are subject to vesting, over a period of ten years from the date of participation in the plans. No vesting occurs until the participant has completed three or five full years in the plan (depending on the specific plan), after which time the participant is 30% or 50% vested; the residual vesting occurs evenly over the remaining period at 10% per year. The Company match is subject to early withdrawal penalties. The compensation deferrals and Company match earn a return based on notional investment elections made by the individual participants. The discretionary Company contribution awards earn a return equal to the Company’s cost of borrowing under its revolving credit agreement, which it may use to fund payments on the deferred compensation obligations. These deferred compensation obligations are recorded in the Company’s consolidated balance sheets as a component of “Other Liabilities” at the vested value of the deferred compensation, plus the applicable return on investment, and amounted to $8.3 million and $7.3 million at June 30, 2007 and 2006, respectively. In some cases, the Company has made investments in cash surrender value life insurance policies, which may be used at the Company’s discretion to fund its deferred compensation liability. The Company’s investments in cash surrender value life insurance policies are recorded in the Company’s consolidated balance sheets as a component of “Other Assets” and amounted to $6.6 million and $5.2 million at June 30, 2007 and 2006, respectively.
Other Retirement Plans
     The Company and several of its newspaper properties participate in retirement/savings plans, and in addition, contribute to several multi-employer plans on behalf of certain union-represented employee groups. The majority of the Company’s full-time employees are covered by one of these plans. Total expense for these plans in the fiscal years ended June 30, 2007, 2006 and 2005, was approximately $6.7 million, $4.9 million and $4.6 million, respectively.
Note 9: Income Taxes
     The income tax provision consists of the following:

	Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)

Current:
State	$(606)	$1,249	$1,331
Federal	(7,478)	7,179	1,031
Deferred:
State	1,243	(19)	1,167
Federal	24,987	(4,526)	16,561

Net provision	$18,146	$3,883	$20,090

     A reconciliation between the actual income tax expense (benefit) for financial statement purposes and income taxes computed by applying the statutory Federal income tax rate to financial statement income before income taxes is as follows:

	Years Ended June 30,
	2007	2006	2005
Statutory federal income tax rate	35%	35%	35%
Effect of:
State income tax net of federal benefit	1	16	3
Dividends received deduction	—	(4)	(4)
Book/tax basis difference associated with acquisitions and non-deductible acquisition costs	—	12	—
Nontaxable proceeds of life insurance	(4)
Expenses not deductible for tax purposes	1	12	1
Other, net	1	7	(1)

Financial statement effective tax rate	34%	78%	34%

     Components of the long-term deferred tax assets and liabilities are as follows:

	June 30,
	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Net operating losses and other credits	$27,903	$19,529
Deferred employee compensation	12,443	11,994
Notes payable	5,972	4,883
Pensions	8,382	1,760
Option accrual	—	1,371
Bad debts	3,807	2,643
Other	9,571	1,615

	68,078	43,745
Valuation allowance	(3,137)	(3,822)

Deferred tax assets	64,941	39,923
Deferred tax liabilities:
Fixed assets	29,498	30,306
Intangibles	101,449	75,019
Partnership interests and equity investments	52,648	37,947

Option accrual	1,236	—

Deferred tax liabilities	184,831	143,272

Net deferred tax liabilities	$119,890	$103,349

     MediaNews Group’s fiscal year 2007 acquisitions did not have a significant effect on the tax rate.
     On February 1, 2006, MediaNews contributed assets including permanent difference goodwill to Prairie Mountain Publishing Company, LLP (“PMP”). The basis of those contributed assets became a component of the Company’s equity investment in PMP. The Company has provided for deferred taxes on the entire investment balance including the goodwill portion that was treated as a permanent difference prior to the contribution. As a result, MediaNews recognized $0.7 million deferred tax expense in the 2006 fiscal year, the impact of which is included in the rate reconciliation above in the line item “book/tax basis difference associated with acquisitions and non-deductible acquisition costs.”
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
     At June 30, 2007, for financial reporting purposes, the Company has approximately $48.4 million of net operating loss carryforwards (NOLs) for federal tax reporting purposes available to offset its future taxable income, which expire in 2019 through 2027 and $1.2 million of alternative minimum tax credit carryforwards. The Company also has approximately $97.8 million of state NOLs and approximately $5.9 million of state tax credits available to offset future state taxable income. The state NOLs expire in 2008 through 2025; $5.2 million of the state tax credits expire in years 2008 through 2016. The remaining $0.7 million in state tax credits do not expire. During fiscal years 2007 and 2006, the Company recorded $0.7 million of deferred tax benefit and $0.9 million of deferred tax expense, respectively related to the Company’s state NOLs, net of the federal effect. The deferred tax expense and 78% effective tax rate in fiscal year 2006 were significantly impacted by the net increase in valuation allowances to reflect state tax attributes that are more likely than not to go unrecognized. This activity had the impact of increasing the Company’s effective state income tax rate net of federal benefit in the rate reconciliation above.
     The impact of non-deductible expenses on the rate reconciliation varies annually based on the relative size of these expenses in comparison to the pre-tax book income. In fiscal year 2006, expenses not deductible for tax purposes had the impact of increasing the Company’s federal income taxes by $0.6 million.

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
     The Company made net state and federal income tax payments of approximately $5.0 million, $1.2 million and $3.7 million, during fiscal years 2007, 2006 and 2005, respectively.
Note 10: Hedging Activities
     At times, the Company has entered into newsprint and interest rate swap agreements. As of June 30, 2007, the Company had no outstanding newsprint or interest rate swap agreements.
     The Company had two newsprint swap agreements: one with Enron North America Corp. (“Enron”) and the other with Mirant Americas Energy Marketing LP (“Mirant”). Both newsprint hedges were designated at contract inception as cash flow hedges under SFAS No. 133 and recorded at fair value with changes in the fair value of such contracts, net of income taxes, reported in comprehensive income. The periodic net settlements made under the newsprint swap agreements were reflected in operations in the period the newsprint was consumed. The newsprint swap agreements were subsequently determined to be ineffective hedges when the swap counterparties became insolvent due to bankruptcy and the hedges were terminated prior to the original term of the agreements. The Company accounted for the early termination of the swaps in accordance with SFAS No. 133, which required the Company to record a liability and a charge to comprehensive income to reflect the fair value of the derivative instrument as of the date prior to that which the hedges were deemed ineffective. Since a liquid market for the swap agreements did not exist, the valuations of the swaps were based on a discounted cash flow model and projected future newsprint prices. The valuations required significant judgment and were subject to assumptions, most notably estimates of future newsprint prices. The original term of the newsprint swap agreement with Enron expired in December 2009; the swap was determined to be ineffective the date Enron filed bankruptcy (during the Company’s fiscal year 2002). The original term of the newsprint swap agreement with Mirant expired in May 2005; the swap was determined to be ineffective on the date Mirant filed bankruptcy (during the Company’s fiscal year 2004). The amounts in accumulated other comprehensive loss related to these ineffective hedges are being amortized and charged to other (income) expense, net over the original terms of the swap agreements as the forecasted newsprint purchase transactions originally contemplated in the hedging arrangements continue to be probable of occurring. By the end of fiscal year 2005, all accumulated other comprehensive income related to the Mirant swap had been fully amortized. The Enron newsprint swap is being amortized on a straight-line basis. The Mirant newsprint swap was amortized ratably based on the difference between the floating price (based on the Resource Information Systems, Inc. “RISI” price index) and the fixed price of $615.50 per metric ton using nominal metric tons of 6,250 per quarter. Approximately $0.8 million was reclassified from accumulated other comprehensive loss to earnings for each of the years ended June 30, 2007, 2006 and 2005 related to these terminated swaps. The Company did not record any liabilities associated with the termination of the swaps, except as required by SFAS No. 133. See Note 11: Commitments and Contingencies for further discussion regarding the settlement of a lawsuit with Mirant over termination of the newsprint swap agreement.
Note 11: Commitments and Contingencies
Commitments
     In December 2004, the Company entered into a contract with a newsprint vendor to purchase newsprint based on market price beginning January 1, 2005 (24,000 metric tons for calendar year 2005) and continuing through December 31, 2009 (36,000 metric tons per year for calendar years 2006 – 2009).
     In December 2005, the Company entered into a contract with a newsprint vendor to purchase 3,150 metric tons of newsprint based on market price beginning December 2005 and continuing through December 31, 2009.
     In January 1998, the Company entered into an option agreement in association with the acquisition financing related to one of its newspapers. The option entitles the holder to purchase the assets used in the publication of one of the Company’s newspaper properties, which the option holder can currently exercise or put to the Company based on a predetermined formula. At June 30, 2006, the option repurchase price was recorded in the Company’s balance sheet (as a component of other long-term liabilities) at approximately $6.6 million. During the quarter ended December 31, 2006, the Company wrote the option repurchase price down to $0 with a credit to other (income) expense as a result of the performance of the newspaper and a clarification in the interpretation of how to calculate the option repurchase price. The purchase price of the option could increase in the future based on the performance of the newspaper because a significant component of the option repurchase formula is the twenty-four month trailing cash flows of the newspaper. The option expires in January 2010 at which time, if the option remains outstanding, the Company would be required to repurchase it at the then option repurchase price as determined by the option agreement.
     The Company is party to a Shareholder Agreement with the Company’s President. The Shareholder Agreement entitles the President, upon termination of his employment following December 31, 2009, by mutual agreement, or as a result of breach by the Company or certain other circumstances, to put to the Company at a price of 100% of the then fair market value (as determined by formula outlined in the Shareholder Agreement) shares of common stock which he owns. The Company also has a call under the Shareholder Agreement to acquire, and the President has a right to put, such shares following termination of his employment under other circumstances at a price equal to a percentage of fair market value (as determined by formula outlined in the Shareholder Agreement), which increases to 100% on December 31, 2009 (at June 30, 2007, the President has 58,199 shares of Class A Common Stock and is entitled to 85% of the fair market value). As of June 30, 2007 and 2006, the value of the President’s put, as calculated per terms of the Shareholder Agreement, was estimated to be $7.3 million and $14.1 million, respectively, and is recorded as component of “Putable Common Stock” on the Company’s balance sheet. In the event of his disability, the President also has the right to require MediaNews to purchase his common stock from time to time during his lifetime in an aggregate amount not to exceed $1.0 million in any fiscal year.
     Effective July 1, 2005, the Company amended the employment agreement of Mr. William Dean Singleton, the Company’s Vice Chairman of the Board and Chief Executive Officer. Under the amended employment agreement, Mr. Singleton has the right, in the event of his disability, to require MediaNews to purchase his common stock from time to time during his lifetime in an aggregate amount not to exceed $1.0 million in any fiscal year. At June 30, 2007 and 2006, the total estimated cost (determined actuarially) of the repurchase would be $25.9 million and $26.8 million, respectively, and such amount is recorded as a component of “Putable Common Stock” on the Company’s balance sheet.
     The Company and S.F. Holding Corporation (“Stephens”) have agreed to form a new partnership whereby the Company would contribute The Monterey County Herald to a newly formed partnership and Stephens would pay the Company approximately $27.4 million in exchange for a 32.64% interest in the new partnership. This transaction is expected to be completed shortly after The Monterey County Herald is acquired from Hearst (See Note 5: Acquisitions, Dispositions and Other Transactions – Hearst Stock Purchase Agreement).
     As discussed in Note 5: Acquisitions, Dispositions and Other Transactions – Hearst Stock Purchase Agreement, the Company entered into the MediaNews/Hearst agreement pursuant to which (i) Hearst agreed to make an equity investment of up to $299.4 million (subject to adjustment under certain circumstances) in the Company (such investment will not include any governance or economic rights or interest in the Company’s publications in the San Francisco Bay area or “Bay Area” assets) and (ii) the Company has agreed to manage The Monterey County Herald, the St. Paul Pioneer Press and the Torrance Daily Breeze during the period of their ownership by Hearst. The Company also agreed that, at the election of MediaNews or Hearst, it will purchase The Monterey County Herald, the St. Paul Pioneer Press and the Torrance Daily Breeze for $290.6 million (plus reimbursement of Hearst’s cost of funds in respect of its purchase of such newspapers) if for any reason Hearst’s equity investment in the Company is not consummated.
Contingencies
     Prior to and since the Company’s acquisition of Kearns-Tribune, LLC (“Kearns Tribune”) and The Salt Lake Tribune in January 2001, the Company was involved in various legal actions with Salt Lake Tribune Publishing Company (“SLTPC”), the holder of an option (the “Option Agreement”) to acquire the Tribune Assets (defined as all of the assets used, held for use or usable in connection with the operation and publication of The Salt Lake Tribune). Kearns Tribune holds certain assets used in connection with the operation and publication of The Salt Lake Tribune.
     On April 24, 2006, the District Court granted summary judgment to MediaNews and Kearns-Tribune on a separate complaint by the McCarthey siblings (who own a majority interest in SLTPC), who had alleged a separate oral agreement guaranteeing, among other things, the return of The Salt Lake Tribune to them or their company at a fair price. Oral argument on the McCartheys’ appeal of that judgment took place before the United States Court of Appeals for the Tenth Circuit on May 9, 2007. The United States Court of Appeals for the Tenth Circuit affirmed the grant of summary judgment to MediaNews and Kearns-Tribune.
     In August 2007, MediaNews Group, Inc. and Kearns-Tribune LLC reached a settlement of all claims in the lawsuits related to the ownership of The Salt Lake Tribune. The settlement agreement was executed on September 26, 2007. All such claims were dismissed with prejudice. The Company and certain other parties will make a monetary payment to SLTPC and Management Planning, Inc., the appraiser named in one of the various legal actions, for partial recovery of legal fees expended in the litigation.
     The Company has recorded the costs of defending the various lawsuits, as well as the settlements in other (income) expense, net (See Note 13: Other (Income) Expense, Net).
Other
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
     With respect to the Charleston JOA, the Antitrust Division staff continued their investigation in 2005 and 2006. On May 22, 2007, the U.S. Government filed a lawsuit challenging the amendment. The Company and its partner in the JOA filed a motion to dismiss on July 23, 2007 and is awaiting the U.S. Government’s response.
     On July 14, 2006, an individual filed suit against the Company in California alleging antitrust violations based on the Company’s purchase of certain California newspapers from The McClatchy Company and The Hearst Corporation’s proposed investment in the Company’s non-Bay Area assets (see Note 5: Acquisitions, Dispositions and Other Transactions). The parties settled the case and the case was dismissed on April 25, 2007.
     The Heart Corporation’s proposed investment in the Company’s non-Bay Area assets is subject to antitrust review by the Antitrust Division of the Department of Justice. The Antitrust Division has requested information in connection with this review, and the Company has completed its response to this request. The mandatory waiting period required to consummate the transaction will expire on October 18, 2007.
     In April 2007, the Company filed a lawsuit against Par Ridder (the former publisher of the St. Paul Pioneer Press), the Star Tribune, its parent company and four other executives, two of whom Par Ridder had recruited from the St. Paul Pioneer Press. The complaint alleges tortuous conduct by the Defendants, including Ridder, and violation of state trade secret laws. In addition to damages, the Company sought to have Ridder and the two executives he had recruited removed from their positions with the Star Tribune for one year because of non-compete agreements they signed and because of their alleged violations of trade secrets laws. In September 2007, the Court issued an injunction that, among other things, bars Ridder and one other executive from working at the Star Tribune for a period of one year and awarded the Company the recovery of its legal costs and expenses associated with this litigation. Any recovery of the Company’s costs and expenses will be accounted for as a contingent gain. These costs and expenses are included in other (income) expense, net in the Company’s statement of operations for the year ended June 30, 2007.
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
     From 1996 through July 2002, the Company advanced to the Singleton Irrevocable Trust funds to pay the premiums on cash surrender value life insurance policies covering Mr. William Dean Singleton, the Vice Chairman of the Board and Chief Executive Officer of MediaNews, and his wife. The cash surrender value life insurance policies were originally purchased in order to mitigate the impact of estate taxes that may be due on MediaNews stock held in the Singleton Revocable Trust. The Singleton Revocable Trust benefits Mr. Singleton’s children. The amount advanced as of June 30, 2007 and 2006 was $1.5 million. Advances will be repaid when the policy is surrendered or earlier at Mr. Singleton’s option. No interest is charged on these advances. See Note 11: Commitments and Contingencies for further discussion of Mr. Singleton’s amended employment agreement.
     The Company has an employment and shareholder agreement with the Company’s President. See Note 11: Commitments and Contingencies for further discussion.
     The Company uses Hughes Hubbard & Reed LLP as one of its legal counsel. Mr. Howell E. Begle, Jr., a board member and general counsel of the Company, is Of Counsel to Hughes Hubbard & Reed LLP.
     The Company is party to a management agreement with CNP, The Texas-New Mexico Newspapers Partnership and the Connecticut Management Agreement. Under the terms of these agreements, the partnerships pay the Company a monthly management fee, as described below, which reduces the Company’s total corporate overhead, through a reduction of the impact minority interest expense has on its consolidated statements of operations.
     CNP, which, prior to being amended as described below, provided MediaNews with a management fee of 1.25% of revenues. In connection with the acquisition of the Contra Costa Times and the San Jose Mercury News, and the related contribution of those publications into the California Newspapers Partnership, the CNP management agreement was revised. Effective August 2, 2006, the revised agreement calls for annual management fees of $5.4 million, subject to annual adjustments based on actual costs and the operating performance of CNP.
     In connection with the restructuring of the Texas-New Mexico Newspapers Partnership, the Company is provided an annual management fee of $75,000 by the partnership, subject to annual adjustment.
     The Connecticut management agreement (for management of the combined operations of the Connecticut Post and the News-Times (Danbury)) provides for the Company to receive management fees of $792,000 annually, subject to annual adjustments.
     See Note 5: Acquisitions, Dispositions and Other Transactions regarding the Company’s purchase of The Park Record in Park City, Utah.
     See Note 16: Sale of Buildings regarding the Company’s sale of its building in Woodland Hills, California.
     See Note 17: Subsequent Events regarding the Company’s repurchase of shares of Class A Common Stock.
     The Company is party to a management agreement with Fairbanks Daily News Miner, Inc. (“Fairbanks”) whereby the Company is provided an annual management fee of $62,400 by Fairbanks. In exchange for the fee, the Company provides some accounting and financial management to Fairbanks, as well as allows Fairbanks to participate in its risk management programs and employee benefit plans at cost, for which they reimburse the Company. At June 30, 2007 and 2006, respectively, the Company had $32,000 and $22,000 recorded in other accounts receivable for amounts due from Fairbanks. The majority of the directors and executive officers of the Company are directors and officers of Fairbanks. Fairbanks is owned 50% by the Scudder Family 1992 Trust, A Voting Trust, of which the beneficiaries are certain family members related to Mr. Richard Scudder, the Chairman of the Company’s board of directors, and 50% by the Singleton Irrevocable Trust, for whom the beneficiaries are the children of Mr. William Dean Singleton, the Vice Chairman and CEO of the Company.

Note 13: Other (Income) Expense, Net
     Included in other (income) expense, net are the following items:

	Years Ended June 30,
	2007	2006	2005
	(In millions)
Change in estimated option repurchase price	$(6.6)	$—	$(5.8)
Receipt of life insurance proceeds(1)	(6.6)	—	—
Hedging, net	0.8	0.8	0.4
Litigation and settlement(2)	17.8	1.3	0.8
Debt redemption premiums and write-off of deferred debt costs	—	—	9.2
Preferred return on Detroit JOA investment	(1.7)	(2.0)	—
Other	7.5	1.3	4.1

	$11.2	$1.4	$8.7

(1)	In October 2006, the Company received life insurance proceeds of $5.0 million, plus interest and reimbursement of the policy’s premiums since the insured’s death, for a total payment of $6.6 million.

(2)	Includes legal fees and settlement costs associated with Salt Lake ownership issues and other fees associated with the Par Ridder litigation discussed in Note 11: Commitments and Contingencies.
Note 14: Workforce Reductions and Other Restructuring
     The Company is implementing workforce reductions and other restructuring activities at certain of its newspaper properties. The majority of the workforce reductions and restructuring costs are related to the recently acquired newspapers or in conjunction with the consolidation of certain recently acquired newspapers with the Company’s existing operations. The Denver JOA also has implemented significant workforce reductions and incurred restructuring costs as a part of its new plant project and business reorganization. The Company has not finalized all of its consolidation and workforce reduction programs or made all the announcements regarding such planned workforce reductions. All costs associated with workforce reduction programs and restructuring costs, the majority of which are severance-related, will be recorded in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities or EITF Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as applicable. Under these pronouncements, certain of the costs of the workforce reductions and restructuring costs at the acquired newspapers will be treated as additional acquisition costs (as of June 30, 2007, approximately $4.6 million was recorded as acquisition cost) while those related to the newspapers already owned by the Company will be expensed (approximately $0.8 million as of June 30, 2007).
Note 15: Career Restricted Stock Unit Plan
     Effective June 29, 2005, the Company adopted a Career Restricted Stock Unit (“RSU”) Plan that is intended to encourage retention and reward performance of selected senior management of the Company and its affiliates over a significant period of time.
     The RSU Plan is administered by the Company’s board of directors (or a designated committee). The RSU Plan provides for the award to members of senior management selected by the board (or committee) for participation in the Plan of such number of restricted stock units (“RSUs”) at such time or times as determined by the board (or committee) in its discretion. Each RSU represents the right to receive one share of the Company’s new class of Class B Common Stock (which is non-voting and does not pay dividends, but which is convertible into Class A in certain circumstances), subject to vesting and other requirements. RSUs granted to a participant vest upon the later to occur of:
•	the earlier of (x) the completion of 20 years of continuous service with the Company or its affiliates or (y) attainment of age 67 while still employed by the Company or its affiliates; or

•	the date on which the participant (a) has completed at least five years of participation in the RSU Plan and (b) has either 20 years of service with the Company or a combined age and years of service with the Company and or affiliates of at least 72.
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
     The issuance of up to 150,000 shares of the Company’s Class B Common Stock is authorized under the RSU Plan. RSU grants of 12,419 units made to certain executive officers of the Company remain outstanding at June 30, 2007. The fair value measured as of grant date was approximately $3.9 million. Approximately $1.0 million and $0.6 million was recognized in selling, general and administrative expense in fiscal years 2007 and 2006, respectively (the tax benefit related thereto was $0.3 million and $0.2 million, respectively). None of these grants have vested. As of June 30, 2007, the total compensation cost related to nonvested grants not yet recognized was $2.4 million and is expected to be recognized over a remaining weighted average period of approximately 4 years.
Note 16: Sale of Buildings
     In July 2006 and June 2007, the Company sold office buildings in Long Beach and Woodland Hills, California for a total of $49.0 million and recognized pre tax gains of $37.4 million on the sales. The Company is leasing back the Woodland Hills office building for one year to give the Company time to relocate to a smaller office facility. The Company sold the building to The Hearst Corporation in what was an arms-length competitive bidding process.
Note 17: Subsequent Events
Treasury Stock
     During July 2007, the Company repurchased 21,500 shares of Class A Common Stock from the estate of a beneficial owner of the stock held under the Scudder Family Voting Trust at the Company’s estimate of fair market value resulting in an aggregate purchase price of approximately $3.0 million. The Company used availability under its revolver to fund the $3.0 million stock repurchase. The beneficial owner of the stock was related to Mr. Richard Scudder, Chairman of the Company’s Board of Directors. The Company may put some of the shares back to the estate in certain circumstances.
Amendment to Credit Agreement
     On September 17, 2007, the Company amended its Credit Facility. The amendment addressed several provisions, including: increasing the consolidated total leverage ratio and the ratio of consolidated senior debt to consolidated operating cash flow for the remaining life of the Credit Facility (effective June 30, 2007) and lowered the ratio of consolidated operating cash flow to consolidated fixed charges for the quarters ending September 30 and December 31, 2007. The Company also voluntarily reduced the commitments under the bank revolver to $235.0 million from the previous $350.0 million effective October 1, 2007. As a result of the amendment, interest rate margins will increase by 50 basis points for all loan tranches under the Credit Facility effective with the date of the amendment. Certain other definitional and minor structural changes were also made to the Credit Facility. An amendment fee of 0.25% was paid to all consenting lenders upon closing of the amendment.

F i n a n c i a l  S t a t e m e n t s
Newspaper Agency Company, LLC
Year Ended June 30, 2007

Newspaper Agency Company, LLC
Financial Statements
Year Ended June 30, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors
Newspaper Agency Company, LLC
We have audited the accompanying balance sheet of Newspaper Agency Company, LLC as of June 30, 2007, and the related statements of income and members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newspaper Agency Company, LLC at June 30, 2007, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, the Company was organized on July 1, 2006, as a successor to NAC, Inc. At that time, the Company changed its method of accounting for inventory.
As discussed in Notes 2 and 4, to the consolidated financial statements, effective June 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R).

/s/ Ernst & Young LLP
September 7, 2007
Denver, Colorado

Newspaper Agency Company, LLC
Balance Sheet
June 30, 2007

Assets
Current assets:
Cash and cash equivalents	$529,870
Receivables:
Trade accounts:
Advertising	15,174,214
Circulation	988,409
Members	225,173
Other	412,827
Less allowance for doubtful receivables	(1,160,155)

Net receivables	15,640,468

Inventories	2,182,668
Prepaid expenses	1,707,024

Total current assets	20,060,030

Cash value of life insurance, net	291,305
Net prepaid pension costs	6,838,306
Other assets	87,735

Total other assets	7,217,346

Total assets	$27,277,376

Liabilities and members’ equity
Current liabilities:
Accounts payable	$3,000,558
Accrued salaries and benefits	4,050,878
Deferred subscription and advertising revenue	5,008,265
Other liabilities	916,242

Total current liabilities	12,975,943

Postretirement and postemployment benefit liabilities	6,629,400

Total liabilities	19,605,343

Members’ equity:
Members’ equity	7,309,536
Undistributed earnings	3,149,904
Accumulated other comprehensive loss	(2,787,407)

Total members’ equity	7,672,033

Total liabilities and members’ equity	$27,277,376

See accompanying notes.

Newspaper Agency Company, LLC
Statement of Income and Members’ Equity
Year Ended June 30, 2007

Revenues, net of commissions, rebates, and discounts:
Advertising	$126,174,604
Circulation	28,206,616
Commercial printing revenue	2,438,687
Other	631,885

157,451,792
Operating expenses:
Cost of goods sold	63,153,231
Selling, general, and administrative	30,219,468
Related party equipment and building rental	12,253,028

Total operating expenses	105,625,727

Net income	51,826,065

Contribution of Newspaper Agency Corporation net assets from Members (including cash of $10,000)	504,699
Conversion of LIFO to FIFO inventory method	1,162,446
Conversion of net payable due to Principals of Newspaper Agency Corporation	7,943,845
Member distributions	(50,977,615)
Accumulated other comprehensive loss	(2,787,407)

Members’ equity at end of year	$7,672,033

See accompanying notes.

Newspaper Agency Company, LLC
Statement of Cash Flows
Year Ended June 30, 2007

Operating activities
Net income	$51,826,065
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on receivables	1,028,157
Changes in operating assets and liabilities (net of assets contributed by Newspaper Agency Corporation):
Advertising receivables	(1,702,314)
Circulation receivables	(485,163)
Member receivables	1,284,749
Other receivables	44,820
Inventories	101,746
Prepaid expenses	(722,397)
Cash value of life insurance, net	(8,392)
Net prepaid pension costs	362,648
Deposits	(11,700)
Accounts payable	725,316
Accrued salaries and benefits	(186,016)
Deferred subscription and advertising revenue	(400,815)
Other liabilities	(281,001)
Postretirement and postemployment benefit liabilities	(298,352)

Net cash provided by operating activities	51,277,351

Investing activities
Change in restricted cash	220,134

Net cash provided by investing activities	220,134

Financing activities
Cash contributed by Principals	10,000
Member distributions	(50,977,615)

Net cash used in financing activities	(50,967,615)

Net increase in cash and cash equivalents	529,870
Cash and cash equivalents at beginning of year	–

Cash and cash equivalents at end of year	$529,870

See accompanying notes.

Newspaper Agency Company, LLC
Notes to Financial Statements
June 30, 2007
1. Organization and Business
Newspaper Agency Company, LLC (the Company) is a joint operating agency organized on July 1, 2006, as a result of a Joint Operating Agreement (JOA) entered into on August 12, 1952 (amended and restated on June 1, 1982, January 1, 2001, and July 1, 2006), between Kearns-Tribune, LLC (KT-LLC) and Deseret News Publishing Company (DNPC) (the Members). KT-LLC and DNPC’s member interests in the Company are 58% and 42%, respectively. The JOA expires December 31, 2020, with renewal options beyond that date.
As discussed below under Business Formation, the Company was organized, as successor to NAC, Inc. (formerly known as Newspaper Agency Corporation or NAC), as a joint operating agency to manage, print, distribute and handle the advertising, under the terms of the JOA, for the respective Utah daily newspapers, The Salt Lake Tribune and The Deseret Morning News. In fulfilling this responsibility, the Company is primarily obligated to fulfill advertising contracts, circulation contracts, compensate its employees, and pay its vendors. The Members maintain separate control and direction of their editorial and news departments and the advertising policies of their respective newspapers. All of the buildings, machinery and equipment used in the operations of the Company are owned by the Salt Lake Newspapers Printing Facility (SLNPF) which is also owned (58%) by MediaNews Group (MNG), the parent of KT-LLC, and (42%) by DNPC. The Company makes monthly lease payments for the use of these assets. In addition, under the amended JOA, the Company, acting upon approval from the Members, may procure equipment for SLNPF that is deemed necessary or advisable for the efficient publication of the newspapers. The Company bills SLNPF, at cost, for such equipment purchases and other direct charges (Note 3).
Pursuant to the JOA as amended, the Company is obligated to distribute to the Members any amount in excess of 3.5% of income from operations. Such distributions are generally allocated 58% to KT-LLC and 42% to DNPC; however, where one of the newspapers determines as a matter of editorial policy not to carry certain classifications of advertising or certain particular advertisements, all receipts and income collected from such advertising is allocated to the party in whose newspaper the advertisements are run, after deducting related operating expenses.
The Company has also been engaged to manage the operations of Utah Media Partners, LLC (UMP) which is owned (58%) by MNG and (42%) by DNPC. UMP does business as Hometown Values Magazine and is an advertising coupon booklet that is mailed to certain residential zones throughout the state of Utah.

Newspaper Agency Company, LLC
Notes to Financial Statements (continued)
1. Organization and Business (continued)
Business Formation
Prior to July 1, 2006, the Members engaged NAC, Inc., to carry out the purposes, objects, terms, and conditions of the JOA. On July 1, 2006, NAC, Inc., was relieved from this responsibility and all assets, liabilities, contracts and employees of NAC, Inc., were transferred to the Company.
The assets and liabilities of NAC, Inc. transferred to the Company were recorded at NAC, Inc.’s historical carrying amounts with the exception of newsprint inventory which was previously accounted for by NAC, Inc. on the last-in-first-out basis (LIFO). The Company has elected to use the first-in-first-out basis (FIFO) of inventory accounting; accordingly, the LIFO reserve was reversed resulting in an increase to inventory and a net credit to beginning Members’ equity of $1,162,446. In addition, amounts previously reflected as Member payables and receivables amounting to $7,943,845 were converted to beginning Members’ equity at the time the Company was formed.

Newspaper Agency Company, LLC
Notes to Financial Statements (continued)
1. Organization and Business (continued)
The term Company refers to the Company and, where applicable, also refers to its predecessor, NAC, Inc. The following table summarizes the assets and liabilities contributed by NAC, Inc.:

Cash	$10,000
Restricted cash	220,134
Net receivables	15,810,717
Inventories	1,121,968
Prepaid expenses	984,627

Current assets	18,147,446
Prepaid pension costs	9,115,919
Other	358,948

Total assets contributed	27,622,313

Accounts payable	(2,275,244)
Accrued salaries and expenses	(4,236,894)
Deferred revenue	(5,409,080)

Current liabilities	(11,921,218)
Due to owners	(7,943,845)
Other liabilities	(1,197,243)
Postretirement and postemployment benefit liability	(6,055,308)

Net liabilities assumed	(27,117,614)

Net assets contributed by NAC, Inc. and Principals	$504,699

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

Newspaper Agency Company, LLC
Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies and Other Matters (continued)
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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the FIFO method for newsprint along with supplies and parts.
Inventories as of June 30, 2007, are summarized as follows:

Newsprint	$1,486,451
Supplies and parts	696,217

$2,182,668

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

Newspaper Agency Company, LLC
Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies and Other Matters (continued)
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
Advertising Costs
Advertising costs are expensed as incurred or as bartered items are consumed. Advertising expenses for 2007 were approximately $1,776,000, including barter of $1,632,000.
Income Taxes
As a limited liability company, the Company is not subject to federal income taxes. Taxable income of a limited liability company flows through to its members; accordingly, the accompanying financial statements do not reflect any provision for current or deferred income taxes.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results could differ from the estimates.
Employee Labor Arrangements
Approximately 30% of the Company’s employees are represented by local unions and work under multiyear collective bargaining agreements. These agreements are renegotiated in the years in which they expire. Such agreements expire December 2007.

Newspaper Agency Company, LLC
Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies and Other Matters (continued)
New Accounting Pronouncements
Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued in September 2006. SFAS No. 158 requires the recognition of the funded status of the plans in the statement of financial position, and provides for additional disclosures. On June 30, 2007, the Company adopted SFAS No. 158 which was reflected in the financial statements. For additional information, see
Note 4.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of the cumulative effect of adjustments necessary to reflect the funded status of the Company’s retiree health and pension plans as of June 30, 2007 in accordance with SFAS No. 158. Prior to the adoption of SFAS No. 158, there was a zero balance in accumulated other comprehensive income.
3. Related-Party Transactions and Balances
Transactions with the Members for the year ended June 30, 2007, and the related balances as of June 30, 2007, are summarized as follows:

Current receivables from Members (balance sheet):
Kearns-Tribune, LLC	$177,752
Deseret News Publishing Company	47,421

$225,173

The Company has a $27,000 and $186,000 receivable from UMP and NAC, Inc., respectively, and a net payable to SLNPF of $213,000, all of which are owned by MNG and DNPC.

Newspaper Agency Company, LLC
Notes to Financial Statements (continued)
4. Employee Benefit Plans
Pension Plan
The Company has a noncontributory defined benefit pension plan covering substantially all employees with service in excess of one year. Benefits are provided upon retirement, disability, death, or termination of employment. Benefits are payable in monthly installments, in an amount determined as a percentage of compensation. The Company makes contributions in amounts determined by its Members’ Committee based on minimum and maximum funding levels recommended by the plan’s actuaries.
On June 30, 2007, the Company adopted the recognition, disclosure, and measurement provisions of SFAS No. 158, which requires the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s defined benefit pension and other postretirement benefit plans to be recognized in the June 30, 2007 balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss). The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial losses, prior service costs, and transition obligation remaining from the measurement and recognition provisions of SFAS No. 87, Employers’ Accounting for Pensions, which required these items to be netted against the plan’s funded status. These amounts will be subsequently recognized as net periodic pension cost consistent with the Company’s policy for amortizing such amounts. Actuarial gains and losses arising in subsequent periods not recognized as net periodic pension costs will be recognized as a component of other comprehensive income and subsequently recognized as a component of net periodic pension expense on the same basis as under SFAS No. 87.
The impact of adopting the provisions of SFAS No. 158 at June 30, 2007, resulted in a decrease to the Company’s net pension asset of $1,915,000 with a corresponding adjustment to accumulated other comprehensive income (loss). The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive income into net periodic pension cost during fiscal 2008 is $0. The adoption of SFAS No. 158 had no effect on the Company’s statement of income for fiscal 2007 and is not expected to affect the statement of income in future periods.
The measurement date used to determine pension benefit measurements corresponds with the fiscal year end, June 30.

Newspaper Agency Company, LLC
Notes to Financial Statements (continued)
4. Employee Benefit Plans (continued)
The following table sets forth the plan’s benefit obligations, fair value of plan assets, and the plan’s funded status at June 30, 2007 (beginning of year information relates to NAC, the assets and obligations of which were transferred to the Company effective July 1, 2006):

Benefit obligation at beginning of year	$28,214,887
Service cost	897,739
Interest cost	1,525,110
Actuarial gain	(3,418,144)
Benefits paid	(3,764,343)

Benefit obligation at end of year	23,455,249

Fair value of plan assets at beginning of year	29,515,678
Actual return on plan assets	4,542,220
Benefits paid	(3,764,343)

Fair value of plan assets at end of year	30,293,555

Funded status of Plan	$6,838,306

Weighted-average assumption as of June 30:
Discount rate	6.50%
Expected return on plan assets	8.00
Rate of compensation increase	4.50
The components of the Company’s net periodic pension expense associated with its defined benefit retirement plan at June 30, 2007, are as follows:

Service cost	$897,739
Interest cost	1,525,110
Expected return on assets	(2,392,263)
Net actuarial loss recognition	333,062

Net periodic pension expense	$363,648

Newspaper Agency Company, LLC
Notes to Financial Statements (continued)
4. Employee Benefit Plans (continued)
The Company’s weighted-average asset allocations for its pension plan as of June 30, 2007, by asset category are as follows:

Equity securities	78.04%
Debt securities	20.54
Other	1.42

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
The Company’s estimates of payments to beneficiaries of its pension plan, which reflect expected future service, as appropriate, are as follows:

During the year ended June 30:
2008	$2,049,465
2009	2,006,499
2010	2,060,339
2011	2,227,328
2012	2,278,738
2013 through 2017	11,727,237
Postretirement Health Plan
In addition to the Company’s defined benefit pension plan, the Company sponsors a health care plan that provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The postretirement plan is contributory, with retiree contributions adjusted annually. The plan also contains other cost-sharing features such as deductibles and coinsurance. The Company’s current funding policy is to fund the postretirement plan when the

Newspaper Agency Company, LLC
Notes to Financial Statements (continued)
4. Employee Benefit Plans (continued)
benefits are paid. The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status at June 30 (beginning of year information relates to NAC, the assets and obligations of which were transferred to the Company effective July 1, 2006):

Benefit obligation at beginning of year	$7,264,132
Interest cost	385,416
Actuarial gain	(698,481)
Benefits paid	(624,602)

Benefit obligation at end of year	6,326,465

Fair value of plan assets at beginning of year	–
Employer contributions	624,602
Benefits paid	(624,602)

Fair value of plan assets at end of year	–

Funded status of Plan	$(6,326,465)

Weighted-average assumption as of June 30:
Discount rate	6.5%
For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007 and assumed to grade to 5.0% in 2014 and remain constant thereafter. At the measurement date the effects of the Medicare Part D subsidy were considered in measuring the accumulated postretirement benefit obligation (APBO).
The components of net benefit cost associated with the postretirement health plan at June 30, 2007, are as follows:

Interest cost	$385,416
Amortization of unrecognized actuarial loss	58,913

Net benefit cost	$444,329

Newspaper Agency Company, LLC
Notes to Financial Statements (continued)
4. Employee Benefit Plans (continued)
Assumed health care cost trends can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease
Effect on total service and interest cost components	$27,210	$24,359
Effect on accumulated benefits obligation	436,482	392,448
The Company expects to contribute to the plan for future benefit payments, from operating cash, as follows:

	Net of Part D
	Subsidy	Gross
During the year ended June 30:
2008	$674,956	$745,773
2009	670,622	742,951
2010	667,064	739,840
2011	654,236	727,094
2012	634,427	706,578
2013 through 2017	2,841,319	3,163,018
The impact of adopting the provisions of SFAS No. 158 at June 30, 2007, resulted in an increase in postretirement liability of $872,000 with a corresponding adjustment to accumulated other comprehensive income (loss). The estimated net loss for the postretirement health plan that will be amortized from accumulated other comprehensive income into net benefit cost during 2008 is $26,000. The adoption of SFAS No. 158 had no effect on the Company’s statement of income for 2007 and is not expected to affect the statement of income in future periods.

Newspaper Agency Company, LLC
Notes to Financial Statements (continued)
4. Employee Benefit Plans (continued)
Postemployment Plan
The Company accrued postemployment benefit costs of approximately $303,000 as of June 30, 2007, for estimated future health insurance premiums to be paid on behalf of certain employees that have been disabled. Included in the 2007 total of $262,000, is $74,000 which has been accrued for a severance agreement with a former officer of the Company. The amount is scheduled to be relieved ratably through July 31, 2008.
Other Plans
The Company also has two 401(k) savings plans: the Retirement Savings Plan for union employees and the Security Savings Plan for nonunion employees. The 401(k) plans include substantially all employees with service in excess of one year. Participants in the 401(k) plans may elect to defer from 1% to 15% of their compensation. For the Security Savings Plan, the Company will make a matching contribution of 50% of the participant’s contribution up to 6% of the participant’s compensation. The Company made contributions to the Security Savings Plan totaling approximately $214,000 for 2007.
The Company also made contributions to various multi-employer union pension plans totaling approximately $91,000 for 2007. The Company has no liability with respect to contributions to these plans other than its monthly contribution, which is contractually determined. Under the terms of the unions’ collective bargaining agreements, the Company is obligated to contribute to the various multi-employer union pension plans $2 for each shift worked by a union employee through the expiration of those agreements in December 2007.
5. Commitments
The Company occupies facilities and uses certain equipment under noncancelable leases that are accounted for as operating leases. Total rental expense for operating leases for 2007 was approximately $12,756,000. Rental expense for 2007 includes approximately $12,286,000 for real and personal property leased from MNG, DNPC and SLNPF, related parties of the Company (Note 3). The lease terms range from 2 to 10 years.

Newspaper Agency Company, LLC
Notes to Financial Statements (continued)
5. Commitments (continued)
Future minimum lease payments under such leases as of June 30, 2007, are as follows:

	Related
	Parties	Other	Total

Year ended June 30:
2008	$12,117,000	$326,000	$12,443,000
2009	11,880,000	171,000	12,051,000
2010	10,631,000	–	10,631,000
2011	10,058,000	–	10,058,000
2012	10,058,000	–	10,058,000
Thereafter	34,499,000	–	34,499,000

	$89,243,000	$497,000	$89,740,000

The Company also has entered into an arrangement with a third party to provide transportation services associated with distribution of the newspapers. The arrangement has substantial penalties for cancellation and is scheduled to expire in May 2008. The Company makes weekly payments amounting to approximately $50,000.
6. Contingencies
At June 30, 2007, the Company had issued and outstanding five letters of credit for $650,000, $300,000, $292,000, $100,000 and $86,000 related to its workers’ compensation insurance policies as required by its current and previous providers. The insurers have the right to call upon these letters of credit if the Company defaults on its workers’ compensation obligations. No events of default have occurred during the most recent period ended June 30, 2007.
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Financial Statements
Newspaper Agency Corporation
June 30, 2006 (Unaudited) and December 31, 2005 and 2004

Newspaper Agency Corporation
Financial Statements
June 30, 2006 (Unaudited) and December 31, 2005 and 2004

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
/s/ Ernst & Young LLP
March 2, 2006,
     (except for Note 7,
     as to which the date is September 7, 2007)

Denver, Colorado

Newspaper Agency Corporation
Balance Sheets

	June 30	December 31
	2006	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,000	$218,857	$221,766
Restricted cash	220,134	643,960	634,056
Receivables:
Trade accounts:
Advertising	13,630,299	16,140,178	14,381,370
Circulation	1,043,831	1,137,060	1,137,446
Principals	1,509,922	1,894,399	5,935,900
Related parties	94,317	–	–
Other	363,330	726,651	385,318
Less allowance for doubtful receivables	(830,982)	(523,867)	(460,070)

Net receivables	15,810,717	19,374,421	21,379,964

Inventories	1,121,968	1,711,516	2,121,184
Excess compensation to Principals	1,187,335	–	–
Prepaid expenses	984,627	893,842	862,646

Total current assets	19,334,781	22,842,596	25,219,616

Cash value of life insurance, net	282,913	282,913	276,008
Net prepaid pension costs	9,115,919	9,463,088	10,014,616
Other assets	76,035	81,986	80,647

Total other assets	9,474,867	9,827,987	10,371,271

Total assets	$28,809,648	$32,670,583	$35,590,887

See accompanying notes.

Newspaper Agency Corporation
Balance Sheets (continued)

	June 30	December 31
	2006	2005	2004
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,275,244	$2,639,110	$2,559,756
Accrued salaries and benefits	4,236,894	4,078,367	3,703,527
Deferred subscription and advertising revenue	5,409,080	5,301,143	4,222,016
Compensation to Principals	–	2,460,808	7,861,445
Other liabilities	1,197,243	1,652,954	1,459,743

Total current liabilities	13,118,461	16,132,382	19,806,487

Postretirement and postemployment benefit liabilities	6,055,308	6,277,887	6,351,818
Compensation to Principals associated with net prepaid pension costs	9,131,180	9,131,180	9,663,753

Total liabilities	28,304,949	31,541,449	35,822,058

Stockholders’ equity:
Common stock, $100 par value/100 shares authorized, issued, and outstanding	10,000	10,000	10,000
Retained earnings (deficit)	494,699	1,119,134	(241,171)

Total stockholders’ equity (deficit)	504,699	1,129,134	(231,171)

Total liabilities and stockholders’ equity	$28,809,648	$32,670,583	$35,590,887

See accompanying notes.

Newspaper Agency Corporation
Statements of Earnings and Retained Earnings (Accumulated Deficit)

	Six Months
	Ended
	June 30	Years Ended December 31
	2006	2005	2004
	(Unaudited)
Revenues, net of commissions, rebates, and discounts:
Advertising	$59,084,223	$118,426,359	$114,706,635
Circulation	13,860,891	28,234,440	28,079,362
Other	1,316,267	2,681,585	2,462,467

	74,261,381	149,342,384	145,248,464
Cost and expenses:
Cost of sales	30,466,503	59,297,917	58,227,662
Selling, general, and administrative	16,503,710	30,169,618	30,327,987
Principals’ compensation	26,010,112	57,787,611	54,724,072

	72,980,325	147,255,146	143,279,721

Earnings before income taxes	1,281,056	2,087,238	1,968,743

Income tax expense	(305,491)	(726,933)	(766,987)

Net earnings	975,565	1,360,305	1,201,756

(Accumulated deficit) retained earnings at beginning of year	1,119,134	(241,171)	9,782,073
Distributions of retained earnings to Principals	(1,600,000)	–	(11,225,000)

Retained earnings (accumulated deficit) at end of year	$494,699	$1,119,134	$(241,171)

See accompanying notes.

Newspaper Agency Corporation
Statements of Cash Flows

	Six Months
	Ended
	June 30	Years Ended December 31
	2006	2005	2004
	(Unaudited)
Operating activities
Net earnings	$975,565	$1,360,305	$1,201,756
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on receivables	752,448	1,195,337	976,334
Changes in operating assets and liabilities:
Advertising receivables	2,323,950	(2,373,480)	(1,799,895)
Circulation receivables	(166,175)	(516,482)	(351,670)
Receivable from Principals	384,477	4,041,501	(1,958,909)
Other receivables	269,004	(341,333)	(32,764)
Inventories	589,548	409,668	(167,615)
Excess compensation to Principals	(1,187,335)	–	–
Prepaid expenses	(90,785)	(31,196)	(269,298)
Cash value of life insurance, net	–	(6,905)	66,615
Net prepaid pension costs	347,169	551,528	610,986
Other assets	5,951	(1,339)	(57,297)
Accounts payable	(363,866)	79,354	(292,197)
Accrued salaries and benefits	158,527	374,840	639,675
Deferred subscription and advertising revenue	107,937	1,079,127	1,765,712
Compensation to Principals	(2,460,808)	(5,400,637)	7,820,617
Income taxes payable	–	–	(1,222,366)
Other liabilities	(455,711)	193,211	1,128,071
Postretirement and postemployment benefit liabilities	(222,579)	(73,931)	2,684,836
Compensation to Principals associated with net prepaid pension costs	–	(532,573)	(589,604)

Net cash provided by operating activities	967,317	6,995	10,152,987

Investing activities
Change in restricted cash	423,826	(9,904)	(634,056)

Net cash used in investing activities	423,826	(9,904)	(634,056)

Financing activities
Distributions to Principals from retained earnings	(1,600,000)	–	(11,225,000)

Net cash used in financing activities	(1,600,000)	–	(11,225,000)

Net decrease in cash and cash equivalents	(208,857)	(2,909)	(1,706,069)
Cash and cash equivalents at beginning of year	218,857	221,766	1,927,835

Cash and cash equivalents at end of year	$10,000	$218,857	$221,766

See accompanying notes.

Newspaper Agency Corporation
Notes to Financial Statements
1. Organization and Business
Newspaper Agency Corporation (the Company) is a joint operating agency and was incorporated on August 30, 1952, as a result of a Joint Operating Agreement (JOA) made on August 12, 1952 (amended and restated on June 1, 1982 and January 2, 2001), between Kearns-Tribune, LLC and Deseret News Publishing Company (the Principals). The Principals each own 50% of the common stock of the Company. The JOA expires December 31, 2020, with renewal options beyond that date.
The Company was organized as a joint operating agency to manage, print, distribute, and handle the advertising, under the terms of the JOA, for the respective Utah daily newspapers, The Salt Lake Tribune and The Deseret Morning News. In fulfilling this responsibility, the Company is primarily obligated to fulfill advertising contracts, circulation contracts, compensate its employees, and pay its vendors. The Principals maintain separate control and direction of their editorial and news departments and the advertising policies of their respective newspapers. All of the buildings, machinery, and equipment used in the operations of the Company are owned by the Principals. The Company does not make payments for the use of these assets beyond amounts accrued and paid to Principals as Principals’ compensation in the accompanying statements of earnings and retained earnings (accumulated deficit). In addition, under the amended JOA, the Company, acting upon approval from the Principals, may procure equipment that is deemed necessary or advisable for the efficient publication of the newspapers. The Company bills the Principals, at cost, for such equipment purchases and other direct charges (Note 3). The Principals have also agreed to make available for the use of the Company all records, office equipment, and other facilities necessary to enable the Company to carry out the purposes, objects, terms, and conditions of the JOA.
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

Newspaper Agency Corporation
Notes to Financial Statements (continued)
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

Newspaper Agency Corporation
Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies and Other Matters (continued)
Inventories are summarized as follows:

	June 30	Years Ended December 31
	2006	2005	2004
	(Unaudited)

Newsprint	$702,389	$1,363,639	$1,716,947
Supplies and parts	419,579	347,877	404,237

	$1,121,968	$1,711,516	$2,121,184

Estimated replacement cost of newsprint inventories exceeded the LIFO inventory value by approximately $1,253,000 and $947,000 at December 31, 2005 and 2004, respectively, and $1,162,446 at June 30, 2006 (unaudited). During 2005, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 purchases, the effect of which decreased cost of goods sold and increased net earnings by approximately $160,000.
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

Newspaper Agency Corporation
Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies and Other Matters (continued)
Advertising Costs
Advertising costs are expensed as incurred or as bartered items are consumed. Advertising expenses for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004 were approximately $886,000 (unaudited), $807,000, and $1,133,000, respectively, including barter of $854,000 (unaudited), $775,000, and $1,088,000, respectively.
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
The Company’s results are reported for tax purposes in two tax returns—a partnership tax return and a corporate tax return. The partnership tax return reports all of the operations of the JOA, with the exception of the amount the Company is allowed to retain as its operating profit under the JOA. The Company’s 3.5% commission is reported in the corporate tax return. As a result, all accounts giving rise to deferred tax assets and liabilities are on the tax balance sheet of the partnership, and the related deferred tax assets and liabilities are recorded on the Principals’ financial statements based on their respective ownership percentages. The Company records income tax expense based on the expected commission. Cash payments for income taxes, net of refunds, during the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004 were $299,000 (unaudited), $727,000 and $1,989,000, respectively.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States at times requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses. Actual results could differ from the estimates.

Newspaper Agency Corporation
Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies and Other Matters (continued)
Employee Labor Arrangements
At December 31, 2006, the Company had approximately 40% of its employees represented by local unions and work under multi-year collective bargaining agreements. These agreements are renegotiated in the years in which they expire. Such agreements do not expire until December 2007.
3. Related-Party Transactions and Balances
Transactions with the Principals and the related balances are summarized as follows:

	June 30	Years Ended December 31
	2006	2005	2004
	(Unaudited)
Current receivables from Principals (balance sheets):
Kearns-Tribune, LLC	$626,442	$734,007	$3,409,517
Deseret News Publishing Company	883,480	1,160,392	2,526,383

	$1,509,922	$1,894,399	$5,935,900

(Excess compensation)/compensation to Principals (balance sheets):
Kearns-Tribune, LLC	$(613,104)	$1,499,898	$4,623,705
Deseret News Publishing Company	(574,231)	960,910	3,237,740

	$(1,187,335)	$2,460,808	$7,861,445

Compensation to Principals associated with net prepaid pension costs (balance sheets):
Kearns-Tribune, LLC	$5,296,084	$5,296,084	$5,604,977
Deseret News Publishing Company	3,835,096	3,835,096	4,058,776

	$9,131,180	$9,131,180	$9,663,753

Newspaper Agency Corporation
Notes to Financial Statements (continued)
3. Related-Party Transactions and Balances (continued)

	June 30	Years Ended December 31
	2006	2005	2004
	(Unaudited)
Principals’ compensation (statements of earnings):
Kearns-Tribune, LLC	$15,134,253	$33,617,398	$31,926,046
Deseret News Publishing Company	10,875,859	24,170,213	22,798,026

	$26,010,112	$57,787,611	$54,724,072

In addition to the related-party transactions described above, the Company, as described in Note 5, entered into a rental arrangement during 2005 with MediaNews Group (MNG) and Deseret News Publishing Company (DNPC) that requires monthly rental payments of $2,750. The Company also has a $171,000 receivable from Utah Media Partners, LLC, which is owned by MNG and DNPC.
4. Employee Benefit Plans
Pension Plan
The Company has a noncontributory defined benefit pension plan covering substantially all employees with service in excess of one year. Benefits are provided upon retirement, disability, death or termination of employment. Benefits are payable in monthly installments in an amount determined as a percentage of compensation. The Company makes contributions in amounts determined by its Board of Directors based on minimum and maximum funding levels recommended by the plan’s actuaries.

Newspaper Agency Corporation
Notes to Financial Statements (continued)
4. Employee Benefit Plans (continued)
The following table sets forth the plan’s benefit obligations, fair value of plan assets, and the plan’s funded status at December 31, 2005 and 2004:

	2005	2004

Benefit obligation at beginning of year	$27,269,459	$25,966,828
Service cost	1,000,616	1,222,817
Interest cost	1,569,395	1,621,182
Actuarial loss	1,695,586	1,294,825
Benefits paid	(2,270,134)	(2,836,193)

Benefit obligation at end of year	$29,264,922	$27,269,459

Fair value of plan assets at beginning of year	$31,233,536	$32,616,453
Actual return on plan assets	1,533,067	2,248,276
Benefits paid	(2,270,134)	(2,836,193)
Transfers to retiree health care plan	–	(795,000)

Fair value of plan assets at end of year	$30,496,469	$31,233,536

Funded status of plan	$1,231,547	$3,964,077
Unrecognized net loss	8,231,541	6,050,539

Net prepaid benefit cost	$9,463,088	$10,014,616

Weighted-average assumption as of December 31:
Discount rate	5.50%	6.00%
Expected return on plan assets	8.00	8.00
Rate of compensation increase	3.50	4.00

Newspaper Agency Corporation
Notes to Financial Statements (continued)
4. Employee Benefit Plans (continued)
The components of the Company’s net periodic pension expense associated with its defined benefit retirement plan are as follows:

	June 30	Years Ended December 31
	2006	2005	2004
	(Unaudited)

Service cost	$498,842	$1,000,616	$1,222,817
Interest cost	751,996	1,569,395	1,621,182
Expected return on assets	(1,175,157)	(2,389,481)	(2,574,303)
Net actuarial loss recognition	270,388	370,997	106,218
Transition asset recognition	–	–	(559,927)

Net periodic pension expense (benefit)	$346,069	$551,527	$(184,013)

The Company’s weighted-average asset allocations for its pension plan as of December 31, 2005 and 2004, by asset category, are as follows:

	2005	2004

Equity securities	72.56%	67.20%
Debt securities	25.64	30.53
Other	1.80	2.27

	100.00%	100.00%

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

Newspaper Agency Corporation
Notes to Financial Statements (continued)
4. Employee Benefit Plans (continued)
The Company’s estimates of payments to beneficiaries of its pension plan, which reflect expected future service, as appropriate, are as follows:

During the year ended December 31:
2006	$1,297,242
2007	2,102,163
2008	1,858,837
2009	2,349,763
2010	2,517,174
2011 through 2015	15,311,950

Newspaper Agency Corporation
Notes to Financial Statements (continued)
4. Employee Benefit Plans (continued)
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

	2005	2004

Benefit obligation at beginning of year	$8,309,491	$11,467,588
Service cost	–	104,633
Interest cost	514,467	594,360
Actuarial gain	(645,087)	(350,724)
Benefits paid	(734,982)	(799,181)
Amendment	–	353,098
Curtailment	–	(3,060,283)

Benefit obligation at end of year	$7,443,889	$8,309,491

Fair value of plan assets at beginning of year	$–	$–
Transfers from defined benefit pension plan	–	795,000
Employer contributions	734,982	4,181
Benefits paid	(734,982)	(799,181)

Fair value of plan assets at end of year	$–	$–

Funded status of plan	$(7,443,889)	$(8,309,491)
Unrecognized actuarial loss	1,615,274	2,483,438

Accrued postretirement cost	$(5,828,615)	$(5,826,053)

Weighted-average assumption as of December 31:
Discount rate	5.50%	6.00%

Newspaper Agency Corporation
Notes to Financial Statements (continued)
4. Employee Benefit Plans (continued)
In April 2004, the Company amended its retiree medical plan. Employees retiring beginning July 1, 2004, are no longer provided postretirement health care coverage, resulting in an overall decrease in employee benefits for the future services of plan participants. As required by Statement of Financial Accounting Standards (SFAS) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the Company accounted for the amendment as a curtailment and immediately recognized all previously unrecognized prior service cost and transition obligation netting to approximately $2,154,000.
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
The components of net benefit cost associated with the postretirement health plan are as follows:

	June 30	Years Ended December 31
	2006	2005	2004
	(Unaudited)

Service cost	$–	$–	$104,633
Interest cost	194,287	514,467	594,360
Amortization of unrecognized actuarial loss	44,779	223,078	136,617
Amortization of prior service cost	–	–	(297,768)
Amortization of net transition obligation	–	–	400,000

Net benefit cost	$239,066	$737,545	$937,842

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

Newspaper Agency Corporation
Notes to Financial Statements (continued)
4. Employee Benefit Plans (continued)
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
Other Plans
The Company also has two 401(k) savings plans: the Retirement Savings Plan for union employees and the Security Savings Plan for nonunion employees. The 401(k) plans include substantially all employees with service in excess of one year. Participants in the 401(k) plans may elect to defer from 1% to 15% of their compensation. For the Security Savings Plan, the Company will make a matching contribution of 50% of the participant’s contribution up to 6% of the participant’s compensation. The Company made contributions to the Security Savings Plan totaling approximately $109,000 (unaudited), $205,000, and $213,000 for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004, respectively.

Newspaper Agency Corporation
Notes to Financial Statements (continued)
4. Employee Benefit Plans (continued)
The Company also made contributions to various multi-employer union pension plans totaling approximately $77,600 (unaudited), $146,000, and $143,000 for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004, respectively. The Company has no liability with respect to contributions to these plans other than its monthly contribution, which is contractually determined. Under the terms of the unions’ collective bargaining agreements, the Company is obligated to contribute to the various multi-employer union pension plans $2 for each shift worked by a union employee through the expiration of those agreements in 2007.
5. Commitments
The Company occupies facilities and uses certain equipment under noncancelable leases that are accounted for as operating leases. Total rental expense for operating leases for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004, were approximately $263,000 (unaudited), $988,000, and $885,000, respectively.
Future minimum lease payments under such leases as of December 31, 2005 are as follows (lease terms under such leases do not extend beyond December 31, 2009):

Year ended December 31:
2006	$573,462
2007	264,816
2008	116,184
2009	20,373

$974,835

Rental expense for six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004 includes approximately $16,500 (unaudited), $238,000, and $378,000, respectively, for real properties leased from MNG, DNPC, and Kearns-Tribune, LLC, related parties of the Company (Note 3). The lease agreements with MNG, DNPC and Kearns-Tribune, LLC are on a month-to-month basis.
The Company also has entered into an arrangement with a third party to provide transportation services associated with distribution of the newspapers. The arrangement has substantial penalties for cancellation and is scheduled to expire in May 2008. The Company makes weekly payments amounting to approximately $50,000.

Newspaper Agency Corporation
Notes to Financial Statements (continued)
6. Contingencies
At June 30, 2006, the Company had issued and outstanding five letters of credit for $650,000, $300,000, $292,000, $100,000, and $86,000 related to its workers’ compensation insurance policies as required by its current and previous providers. The insurers have the right to call upon these letters of credit if the Company defaults on its workers’ compensation obligations. No events of default have occurred during the most recent two annual periods ended December 31, 2005 and 2004, respectively.
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
7. Subsequent Event
On July 1, 2006, the Company was relieved from its responsibility to carry out the purposes, objects, terms, and conditions of the JOA and all assets, liabilities, contracts, and employees of the Company were transferred to Newspaper Agency Company, LLC, a successor entity owned by the Principals.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIANEWS GROUP, INC.
Date: September 28, 2007	By:	/S/Ronald A. Mayo
Ronald A. Mayo
Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ Richard B. Scudder	Chairman and Director	September 28, 2007

(Richard B. Scudder)

/S/ Jean L. Scudder	Director	September 28, 2007

(Jean L. Scudder)

/S/Howell E. Begle, Jr.	Director	September 28, 2007

(Howell E. Begle, Jr.)

/S/William Dean Singleton	Vice Chairman, Chief Executive Officer

(William Dean Singleton)	and Director (Chief Executive Officer)	September 28, 2007

/S/ Joseph J. Lodovic, IV	President

(Joseph J. Lodovic, IV)		September 28, 2007

/S/ Ronald A. Mayo	Vice President and Chief Financial Officer	September 28, 2007

(Ronald A. Mayo)

/S/ Michael J. Koren	Vice President and Controller

(Michael J. Koren)	(Principal Accounting Officer)	September 28, 2007
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

10.1
Credit Agreement dated as of December 30, 2003 by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein, and Bank of America, N.A., as administrative agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed January 14, 2004)

10.2
First Amendment to Credit Agreement, dated as of January 20, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-4 filed February 23, 2004)

10.3
Second Amendment to Credit Agreement, dated as of April 16, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the registrant’s June 30, 2004 Form 10-K)

10.4
Third Amendment to Credit Agreement, dated as of August 30, 2004, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the registrant’s June 30, 2004 Form 10-K)

10.5
Fourth Amendment to Credit Agreement, dated as of September 8, 2005, by and among MediaNews Group, Inc., the guarantors named therein, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the registrant’s June 30, 2005 Form 10-K)

10.6
Fifth amendment to Credit Agreement dated as of June 28, 2006, by and among MediaNews Group, Inc., the guarantors party thereto, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the registrant’s June 30, 2006 Form 10-K)

10.7
Sixth Amendment to Credit Agreement dated as of August 2, 2006, by and among MediaNews Group, Inc., the guarantors party thereto, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed August 8, 2006)

EXHIBIT INDEX (continued)

Exhibits (continued)

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

10.12
Second Amended and Restated Joint Operating Agreement, dated as of June 30, 2007 by and between York Partnership Holdings, LLC, The York Newspaper Company, York Newspapers Holdings, L.P. and York Dispatch Publishing Company, LLC

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

10.15
Amendment and Restatement of Agreement, by and between Kearns-Tribune, LLC and Deseret News Publishing Company, dated as of July 1, 2006 (incorporated by reference to Exhibit 10.15 to the registrant’s June 30, 2006 Form 10-K)

10.16	Limited Liability Company Operating Agreement of Newspaper Agency Company, LLC dated as of July 1, 2006 (incorporated by reference to Exhibit 10.16 to the registrant’s June 30, 2006 Form 10-K)

10.17
Option Purchase Agreement between Garden State Newspapers, Inc., the predecessor of MediaNews Group, Inc., and Greenco, Inc., dated as of January 30, 1998 (incorporated by reference to Exhibit 10.13 to the registrant’s Form S-4 filed February 23, 2004)

10.18
Joint Operating Agreement by and between The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated as of May 11, 2000 (incorporated by reference to Exhibit 10.14 to the registrant’s Form S-4 filed February 23, 2004)

10.19
First Amendment to the Joint Operating Agreement by and among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated January 22, 2001 (incorporated by reference to Exhibit 10.15 to the registrant’s Form S-4 filed February 23, 2004)

10.20
Limited Liability Partnership Agreement of The Denver Newspaper Agency LLP dated as of January 22, 2001 (incorporated by reference to Exhibit 10.16 to the registrant’s Form S-4 filed February 23, 2004)

10.21
Second Amended and Restated Partnership Agreement for Texas-New Mexico Newspapers Partnership, a Delaware general partnership, by and among Gannett Texas L.P. and Northwest New Mexico Publishing Company (incorporated by reference to Exhibit 10.21 to the registrant’s June 30, 2006 Form 10-K)

10.22
Third Amended and Restated Partnership Agreement for California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC; Stephens California Media; The Sun Company of San Bernardino, California; California Newspapers, Inc.; Media West—SBC, Inc. and Media West—CNI, Inc., dated as of August 2, 2006 (incorporated by reference to Exhibit 10.22 to the registrant’s June 30, 2006 Form 10-K)

EXHIBIT INDEX (continued)

Exhibits (continued)

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

10.28	Agreement dated April 26, 2006 between MediaNews Group, Inc., Gannett Co., Inc., and Stephens Group, Inc. (incorporated by reference to Exhibit 99.4 to the registrant’s Form 8-K filed May 1, 2006)

10.29
Stock Purchase Agreement dated as of August 2, 2006, as amended May 1, 2007, between MediaNews Group, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed August 8, 2006, and Exhibit 99.1 to the registrant’s Form 8-K filed May 4, 2007)

21.1	Subsidiaries of MediaNews Group, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	Balance at	Additions		Acquisitions
	Beginning of	Charged to	Net	(Dispositions),	Balance at
	Period	Expense, Net	Deductions	Net	End of Period
	(In thousands)
YEAR ENDED JUNE 30, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$9,282	$12,091	$(12,013)	$4,440	$13,800
YEAR ENDED JUNE 30, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$6,901	$9,893	$(8,091)	$579	$9,282
YEAR ENDED JUNE 30, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$7,625	$8,065	$(8,874)	$85	$6,901
See notes to consolidated financial statements.