Form 10-Q
period 2007-09-30
MEDIANEWS GROUP INC
filed 2007-11-14
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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
Yes [   ]            No [X]
The total number of shares of the registrant’s Class A and Class C Common Stock outstanding as of November 14, 2007 was 2,278,352 and 100, respectively.
*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2007 pursuant to Section 15(d) of the Securities Exchange Act of 1934. It is filing this Quarterly Report on Form 10-Q on a voluntary basis.

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2007

Item No.		Page
PART I — FINANCIAL INFORMATION
1	Financial Statements	3
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
3	Quantitative and Qualitative Disclosure of Market Risk	3
4T	Controls and Procedures	3

PART II — OTHER INFORMATION
1	Legal Proceedings	N/A
1A	Risk Factors	4
2	Unregistered Sales of Equity Securities and Use of Proceeds	N/A
3	Defaults Upon Senior Securities	N/A
4	Submission of Matters to a Vote of Security Holders	4
5	Other Information	N/A
6	Exhibits	4

Signatures
Fourth Amended and Restated Certificate of Incorporation
Seventh Amendment to Credit Agreement
Shareholders' Agreement
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
ITEM 4T: CONTROLS AND PROCEDURES
     As of September 30, 2007, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that material information regarding us and/or our subsidiaries required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, as required, within the time periods specified in the Securities and Exchange Commission rules and forms.
     During the period covered by this quarterly report, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     The Company’s management, including the Chief Executive Officer, President, and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION
ITEM 1A: RISK FACTORS
     See factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007 for risk factors that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     As of October 1, 2007, the holders of 93.1% of all outstanding shares of our Class A Common Stock acted by written consent in lieu of an annual meeting to re-elect Richard B. Scudder, William Dean Singleton, Jean L. Scudder and Howell E. Begle to our Board of Directors. Following the effectiveness of that action, our Board of Directors consisted of Richard B. Scudder, William Dean Singleton, Jean L. Scudder and Howell E. Begle.
     As of October 19, 2007, the holders of 93.1% of all outstanding shares of our Class A Common Stock acted by written consent in lieu of a meeting to amend and restate the certificate of incorporation of the Company to, among other things, create a new class of Class C Common Stock.
ITEM 6: EXHIBITS
     See Exhibit Index for list of exhibits filed with this report.

FORWARD-LOOKING STATEMENTS
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements contained herein and elsewhere in this report are based on current expectations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” “believe,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated and should be viewed with caution. Potential risks and uncertainties that could adversely affect our ability to obtain these results, and in most instances are beyond our control, include, without limitation, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007 and the following additional factors: (a) acquisitions of new businesses or dispositions of existing businesses, (b) costs or difficulties related to the integration of businesses acquired by us may be greater than expected, (c) increases in interest or financing costs, and (d) other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIANEWS GROUP, INC.
Dated: November 14, 2007	By:	/s/Ronald A. Mayo
Ronald A. Mayo
Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2007	June 30, 2007
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,845	$9,085
Accounts receivable, less allowance for doubtful accounts of $13,038 at September 30, 2007 and $13,800 at June 30, 2007	180,135	174,936
Inventories of newsprint and supplies	20,671	22,781
Prepaid expenses and other assets	27,954	32,668

TOTAL CURRENT ASSETS	244,605	239,470

PROPERTY, PLANT AND EQUIPMENT
Land	71,788	73,983
Buildings and improvements	202,397	205,035
Machinery and equipment	507,415	501,846
Construction in progress	9,134	11,942

TOTAL PROPERTY, PLANT AND EQUIPMENT	790,734	792,806
Less accumulated depreciation and amortization	(282,239)	(272,773)

NET PROPERTY, PLANT AND EQUIPMENT	508,495	520,033

OTHER ASSETS
Investment in unconsolidated JOAs (Denver and Salt Lake City)	252,532	253,613
Equity investments	46,408	48,141
Subscriber accounts, less accumulated amortization of $179,910 at September 30, 2007 and $173,232 at June 30, 2007	61,717	68,395
Excess of cost over fair value of net assets acquired	840,787	842,353
Newspaper mastheads	380,669	380,669
Advertiser lists, covenants not to compete and other identifiable intangible assets, less accumulated amortization of $53,895 at September 30, 2007 and $52,611 at June 30, 2007	190,927	192,211
Other	54,031	50,424

TOTAL OTHER ASSETS	1,827,071	1,835,806

TOTAL ASSETS	$2,580,171	$2,595,309

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2007	June 30, 2007
	(Dollars in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$56,143	$70,152
Accrued liabilities	128,698	128,956
Unearned income	52,874	55,921
Current portion of long-term debt and obligations under capital leases	22,440	17,588

TOTAL CURRENT LIABILITIES	260,155	272,617

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	1,118,810	1,107,045

DEFINED BENEFIT AND OTHER POST EMPLOYMENT BENEFIT PLAN LIABILITIES	31,791	33,342

OTHER LIABILITIES	24,622	25,509

DEFERRED INCOME TAXES, NET	119,052	119,890

MINORITY INTEREST	598,889	606,052

PUTABLE COMMON STOCK	29,881	33,165

ST. PAUL, MONTEREY AND TORRANCE PURCHASE PRICE (HEARST)	311,098	306,525

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 3,150,000 shares authorized: 2,314,346 shares issued and shares outstanding of 2,276,846 at September 30, 2007 and 2,298,346 at June 30, 2007	2	2
Accumulated other comprehensive loss, net of taxes	(17,323)	(17,341)
Retained earnings	108,204	110,503
Common stock in treasury, at cost, 37,500 shares at September 30, 2007 and 16,000 shares at June 30, 2007	(5,010)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	85,873	91,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,580,171	$2,595,309

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
REVENUES
Advertising	$263,681	$236,804
Circulation	57,261	45,608
Other	13,771	12,890

TOTAL REVENUES	334,713	295,302

INCOME (LOSS) FROM UNCONSOLIDATED JOAS (DENVER AND SALT LAKE CITY)	1,210	(2,345)

COST AND EXPENSES
Cost of sales	102,045	95,024
Selling, general and administrative	180,768	152,189
Depreciation and amortization	17,858	16,391
Interest expense	20,685	19,249
Other (income) expense, net	1,353	(5,513)

TOTAL COSTS AND EXPENSES	322,709	277,340

EQUITY INVESTMENT INCOME (LOSS), NET	(1,451)	717

GAIN (LOSS) ON SALE OF ASSETS, NET	(37)	16,330

MINORITY INTEREST	(13,465)	(13,351)

INCOME (LOSS) BEFORE INCOME TAXES	(1,739)	19,313

INCOME TAX BENEFIT (EXPENSE)	729	(5,995)

NET INCOME (LOSS)	(1,010)	13,318

ACCRETION RELATED TO ST. PAUL, MONTEREY AND TORRANCE PURCHASE PRICE	(4,573)	(2,610)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(5,583)	$10,708

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,010)	$13,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,824	17,336
Provision for losses on accounts receivable	3,302	2,765
Amortization of debt discount and deferred debt issuance costs	192	216
Net (gain) loss on sale of assets	37	(16,330)
Proportionate share of net income from unconsolidated JOAs	(12,223)	(9,785)
Distributions of net income from unconsolidated JOAs (a)	9,435	9,456
Equity investment (income) loss, net	1,451	(717)
Distributions of net income from equity investments (b)	6	625
Change in defined benefit plan assets, net of cash contributions	(2,322)	(997)
Deferred income tax (benefit) expense	(696)	5,000
Change in estimated option repurchase price	—	125
Minority interest	13,465	13,351
Distributions of net income paid to minority interest	(12,931)	(13,351)
Unrealized loss on hedging activities and amortization of prior service costs and actuarial losses, reclassified to earnings from accumulated other comprehensive loss	456	114
Change in operating assets and liabilities	(19,755)	32,059

NET CASH FLOWS FROM OPERATING ACTIVITIES	(1,769)	53,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions and related costs, net of cash acquired	(1,729)	(400,506)
Business dispositions	—	14,000
Distributions in excess of net income from JOAs(a)	2,371	6,373
Distributions in excess of net income from equity investments(b)	619	618
Investments, net	(173)	(547)
Capital expenditures	(2,877)	(5,936)
Proceeds from the sale of assets	7,154	19,820

NET CASH FLOWS FROM INVESTING ACTIVITIES	5,365	(366,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of credit amendment fees	36,998	404,815
Repurchase of common stock	(3,010)	—
Reduction of long-term debt and other liabilities	(23,143)	(65,122)
Distributions in excess of net income to minority interests	(7,681)	(19,579)

NET CASH FLOWS FROM FINANCING ACTIVITIES	3,164	320,114

INCREASE IN CASH AND CASH EQUIVALENTS	6,760	7,121

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,085	424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,845	$7,545

(a) Total distributions from unconsolidated JOAs were $11.8 million and $15.8 million for the three months ended September 30, 2007 and 2006, respectively.

(b) Total distributions from equity investments were $0.6 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively.

Supplemental schedule of noncash investing activities:
Business acquisitions (St. Paul and Monterey)	$—	$(264,703)
Business acquisitions (San Jose and Contra Costa)	—	(337,230)
Investment in Salt Lake Newspaper Production Facilities, LLC	—	(45,469)
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)
Note 1: Significant Accounting Policies and Other Matters
Basis of Quarterly Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending June 30, 2008.
     The unaudited condensed consolidated financial statements include the operating results of the San Jose Mercury News, Contra Costa Times, The Monterey County Herald and the Pioneer Press (St. Paul) beginning August 2, 2006. Through December 31, 2006, these four entities reported on a 52- or 53-week fiscal year. Beginning January 1, 2007, these four entities began reporting on a calendar basis consistent with the Company.
Joint Operating Agencies
     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each newspaper party to a joint operating agreement continue to be separate and outside of a JOA. As of September 30, 2007, the Company, through its partnerships and subsidiaries, participates in JOAs in Denver, Colorado, Salt Lake City, Utah, York, Pennsylvania, Detroit, Michigan and Charleston, West Virginia. See Note 3: Joint Operating Agencies of the Company’s consolidated financial statements included in its June 30, 2007 Annual Report on Form 10-K for a description of the Company’s accounting for the Denver and Salt Lake City JOAs.
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
     The Company’s investments in the Denver and Salt Lake City JOAs are included in the condensed consolidated balance sheets under the line item “Investment in Unconsolidated JOAs.” See Note 3: Denver and Salt Lake City Joint Operating Agencies for further discussion of our accounting for these two JOAs.
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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
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
NOTE 2: Comprehensive Income
     The Company’s comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Net income (loss)	$(1,010)	$13,318
Unrealized gain (loss) on hedging activities, net of tax	(438)	341
Unrealized loss on newsprint hedging activities, reclassified to earnings, net of tax	114	114
Amortization of prior service costs and actuarial losses reclassified to earnings, net of tax	342	—

Comprehensive income (loss)	$(992)	$13,773

NOTE 3: Denver and Salt Lake City Joint Operating Agencies
     The following tables present the summarized results of the Company’s unconsolidated JOAs in Denver and Salt Lake City. The Salt Lake City JOA and Denver JOA information is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The Salt Lake City JOA column includes its affiliate Salt Lake Newspapers Production Facilities, LLC (“SLNPF”). The editorial costs, miscellaneous revenue received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our subsidiaries associated with The Salt Lake Tribune and The Denver Post are included in the line “Associated Revenues and Expenses.” See Note 3: Joint Operating Agencies for further discussion of the accounting for the Denver and Salt Lake City JOAs.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2007
	SLNPF and			Total Income
	Salt Lake		Associated	from
	City JOA		Revenues and	Unconsolidated
	Consolidated	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$37,648	$90,005	$75

Cost of sales	8,052	24,491	7,337
Selling, general and administrative	13,690	47,279	2,770
Depreciation and amortization	1,517	9,051	966
Other	478	1,272	15

Total costs and expenses	23,737	82,093	11,088

Net income	13,911	7,912	(11,013)
Partners’ share of income from unconsolidated JOAs	(5,644)	(3,956)	—

Income from unconsolidated JOAs	$8,267	$3,956	$(11,013)	$1,210

	Three Months Ended September 30, 2006
	SLNPF and			Total Loss
	Salt Lake		Associated	from
	City JOA		Revenues and	Unconsolidated
	Consolidated	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$38,683	$102,253	$45

Cost of sales	8,691	34,149	8,141
Selling, general and administrative	13,869	51,331	2,920
Depreciation and amortization	1,417	12,160	945
Other	561	1,491	170

Total costs and expenses	24,538	99,131	12,176

Net income	14,145	3,122	(12,131)
Partners’ share of income from unconsolidated JOAs	(5,920)	(1,561)	—

Loss from unconsolidated JOAs	$8,225	$1,561	$(12,131)	$(2,345)

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)
NOTE 4: Contingent Matters and Commitments
     There have been no material changes in the other contingent matters discussed in Note 11: Commitments and Contingencies of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2007.
NOTE 5: Long-Term Debt
     As disclosed in Note 6: Long-Term Debt of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2007, on September 17, 2007, the Company entered into an amendment to its December 30, 2003 bank credit facility (“Credit Facility”). The amendment addressed several provisions, including an increase in the consolidated total leverage ratio and the ratio of consolidated senior debt to consolidated operating cash flow for the remaining life of the Credit Facility (effective June 30, 2007) and a lowered ratio of consolidated operating cash flow to consolidated fixed charges for the quarters ending September 30 and December 31, 2007. The Company also voluntarily reduced the commitments under the bank revolver to $235.0 million from the previous $350.0 million effective October 1, 2007. As a result of the amendment, interest margins increased by 50 basis points for all loan tranches under the Credit Facility effective with the date of the amendment. Certain other definitional and minor structural changes were also made to the Credit Facility. An amendment fee of 0.25% was paid to all consenting lenders upon closing of the amendment. In connection with the amendment, the Company wrote off a small amount of debt issuance costs that were capitalized in conjunction with the original Credit Facility.
     The nature of the Company’s other long-term debt and related maturities has not materially changed since June 30, 2007.
NOTE 6: Employee Benefit Plans
Components of Net Periodic Benefit Cost (Pension and Other Benefits)

	Pension Plans		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$574	$515	$75	$135
Interest cost	4,322	3,290	153	173
Expected return on plan assets	(5,205)	(3,625)	—	—
Amortization of deferral	70	70	(3)	(3)
Amortization of net actuarial loss	312	480	18	32

Net periodic benefit cost	$73	$730	$243	$337

     The Company has made contributions of approximately $1.9 million through September 30, 2007.
NOTE 7: Treasury Stock
     In July 2007, the Company repurchased 21,500 shares of Class A Common Stock from the estate of a beneficial owner of the stock held under the Scudder Family Voting Trust for $3.0 million. The $3.0 million repurchase price was based on the Company’s estimate of fair market value of the shares purchased and was funded with borrowings under the Company’s Credit Facility. The estate repurchased 1,506 shares of the Class A Common Stock held in treasury on October 26, 2007 for approximately $0.2 million.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)
NOTE 8: Recently-Issued Accounting Standards
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 requires all subsequent changes in fair value for that instrument be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or for the Company, beginning July 1, 2008. The Company is in the process of evaluating what impact, if any, SFAS No. 159 is expected to have on the Company’s financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Standards No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, or for the Company beginning July 1, 2008. The Company is in the process of evaluating what impact, if any, SFAS No. 157 is expected to have on the Company’s financial position and results of operations.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective for fiscal years beginning after December 15, 2006. FIN 48 created a single model to address uncertainty in tax positions, prescribed the minimum recognition threshold, and provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also expanded disclosure requirements, which included a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The adoption of FIN 48 on July 1, 2007 did not have any impact on the Company’s consolidated financial statements and the Company does not have any unrecognized tax benefits for financial reporting purposes.
     The Company adopted Statement of Financial Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (“SFAS No. 158”) effective June 30, 2007.  Because the Denver JOA operates on a calendar year-end basis, it is not required to adopt the requirements of SFAS No. 158 until December 31, 2007, at which time the Company will reflect its share of the change in accumulated other comprehensive income related to the Denver JOA’s adoption of the pronouncement.
NOTE 9: Subsequent Events
Hearst Stock Purchase Agreement
     On August 2, 2006, the Company and The Hearst Corporation (“Hearst”) entered into a Stock Purchase Agreement (the “MediaNews/Hearst Agreement”) pursuant to which (i) Hearst agreed to make an equity investment in the Company (such investment does not include any governance or economic rights or interest in the Company’s publications in the San Francisco Bay area) and (ii) the Company agreed to purchase from Hearst The Monterey County Herald and the St. Paul Pioneer Press with a portion of the Hearst equity investment in the Company. The Company subsequently also agreed to purchase from Hearst the Torrance Daily Breeze with a portion of the proceeds of such equity investment.
     The Hearst transaction discussed above was consummated on October 19, 2007 and the Company issued to Hearst 100 shares of its Class C Common Stock. Such shares afford Hearst an equity interest of 31% in the Company’s publications outside the San Francisco Bay area. The purchase price for such shares was approximately $317.3 million, of which approximately $290.3 million was applied to pay the purchase price of The Monterey County Herald, the St. Paul Pioneer Press and the Torrance Daily Breeze and related publications and Web sites, and approximately $27.0 million was paid to the Company in cash at closing.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)
     In connection with the consummation of the Hearst equity investment, the Company and members of the Singleton and Scudder families restated their Shareholders’ Agreement to add Hearst as a party and to afford Hearst certain protective rights in respect of its equity investment in the Company’s business outside the San Francisco Bay area.
     The Company will record the consummation of the Hearst equity investment in the Company’s second quarter. Of the total $311.1 million purchase price obligation reflected in the financial statements at September 30, 2007, $290.6 million related to the acquisition cost of the St. Paul Pioneer Press, The Monterey County Herald and Torrance Daily Breeze will be reclassified into shareholders’ equity as Class C Common Stock along with Hearst’s $27.0 million cash investment. The remaining $20.5 million related to the accretion of Hearst’s cost of funds will be eliminated as an obligation of the Company with a corresponding increase in retained earnings, where the accretion was charged prior to the Hearst equity investment. As a result of the Hearst equity investment, the Company will no longer report net income applicable to common stock after this quarter.
Monterey Newspapers Partnership
     On October 19, 2007, the Company and S.F. Holding Corp. (“Stephens”) formed the Monterey Newspapers Partnership to which the Company contributed The Monterey County Herald and Stephens paid the Company approximately $27.4 million for a 32.64% interest in the new partnership. The operations of The Monterey County Herald will continue to be consolidated with the operations of the Company with a minority interest reflected to account for the 32.64% of the new partnership owned by Stephens. Stephens has a separate right to require the Monterey Newspapers Partnership to redeem its interest in the partnership at fair market value. Upon notification of the exercise of this right and obtaining a valuation of the partnership interest, the Monterey Newspapers Partnership has two years to complete the purchase. The Company is not currently aware of any intentions on the part of Stephens to exercise its put.
Dividend Declared
     On October 19, 2007, the Company declared a dividend of $10.98 per share on its Class A Common Stock, amounting to approximately $25.0 million in the aggregate. The payment date for such dividend was October 26, 2007. Such dividend was funded with the proceeds from the cash portion of the purchase price paid by Hearst for its equity investment in the Company.
Management Agreement (Connecticut)
     On November 1, 2007, the Company entered into an agreement with Hearst to expand the management agreement with regard to The News-Times (Danbury, Connecticut) and the Connecticut Post to now include The Advocate and Greenwich Time in Stamford and Greenwich, Connecticut, respectively, which were both purchased by Hearst on November 1, 2007 for $62.4 million, including an adjustment to the extent working capital is greater or less than $1.8 million. Under the amended agreement, the Company controls the management of the Connecticut Post (owned by the Company) and The News-Times, The Advocate and Greenwich Time (owned by Hearst) and is entitled to retain 60% of the profits and losses of all newspapers on a combined basis; however, the Company and Hearst retain ownership of the assets and liabilities of their respective papers. Profits and losses refer to net income, adjusted so that each partner retains 100% of any related gain or loss taken related to the disposition of its contributed assets. As a result of the revision to the management agreement, the Company began consolidating the results of The Advocate and Greenwich Time, and recording minority interest for Hearst’s 40% interest in the combined results beginning November 1, 2007. Prior to the revision to the management agreement, the Company consolidated the results of The News-Times and recorded minority interest for Hearst’s 27% interest in the combined profits and losses of the Connecticut Post and The News-Times. The Company is in the process of evaluating the accounting for this business combination.
St. Paul Defined Benefit Plan
     In October 2007, the Company negotiated a new contract with a union in St. Paul which will result in the union’s defined benefit pension plan being frozen effective December 31, 2007. The Company is in the process of evaluating the impact, but expects to realize a curtailment gain which will be accounted for as an adjustment to the acquisition purchase price.
Investment in Kaango, LLC
     On November 14, 2007, the Company and The Hearst Corporation jointly purchased 80% of Kaango, LLC (“Kaango”), a provider of online classified advertising software, for approximately $20.0 million. Kaango will be held by a newly formed limited liability company, which is 50% owned by each of Hearst and the Company. The remaining 20% of Kaango is owned by its founders and is subject to a call option and is expected to be purchased in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operating Results
     We have provided below certain summary historical financial data for the three months ended September 30, 2007 and 2006, including the percentage change between periods.

	Three Months Ended September 30,
	2007	2006	2007 vs. 2006
	(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$334,713	$295,302	13.3%

Income (Loss) from Unconsolidated JOAs	1,210	(2,345)	(c	)

Cost of Sales	102,045	95,024	7.4
Selling, General and Administrative	180,768	152,189	18.8
Depreciation and Amortization	17,858	16,391	9.0
Interest Expense	20,685	19,249	7.5
Other (Income) Expense, Net	1,353	(5,513)	(c	)

Total Costs and Expenses	322,709	277,340	16.4

Equity Investment Income, Net	(1,451)	717	(c	)

Gain (Loss) on Sale of Assets	(37)	16,330	(c	)

Minority Interest	(13,465)	(13,351)	0.9

Net Income (Loss)	(1,010)	13,318	(c	)

Net Income (Loss) Applicable to Common Stock	(5,583)	10,708	(c	)

CASH FLOW DATA:
Cash Flows from:
Operating Activities	$(1,769)	$53,185
Investing Activities	5,365	(366,178)
Financing Activities	3,164	320,114

NON-GAAP FINANCIAL DATA(a):
Adjusted EBITDA	$51,900	$48,089	7.9%
Minority Interest in Adjusted EBITDA	(18,563)	(18,193)	2.0
Combined Adjusted EBITDA of Unconsolidated JOAs	8,318	6,743	23.4
EBITDA of Prairie Mountain Publishing Company (b)	594	612	(2.9)

Adjusted EBITDA Available to Company	$42,249	$37,251	13.4%

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership, our less than 100% owned consolidated subsidiaries as well as the Connecticut newspapers (beginning March 30, 2007) (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Prairie Mountain Publishing Company (see footnote (b)). See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information.

(b)	EBITDA of Prairie Mountain Publishing Company. The Prairie Mountain Publishing Company agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 50% share of the EBITDA of Prairie Mountain Publishing Company has been included in Adjusted EBITDA Available to Company as it is an integral part of our cash flows from operations as defined by our debt covenants.

(c)	Not meaningful.

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
THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY
ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11 OF REGULATION S-X FOR PRO
FORMA FINANCIAL DATA

	Summary Selected Non-GAAP
	Financial Data
	Three Months Ended September 30,		2007 vs.
	2007	2006	2006
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$401,634	$368,930	8.9%

Cost of Sales	126,298	125,280	0.8
Selling, General and Administrative	215,118	188,818	13.9
Depreciation and Amortization	24,229	24,237	0.0
Interest Expense	21,372	19,854	7.6
Other (Income) Expense, Net	1,403	(5,068)	(c	)

Total Costs and Expenses	388,420	353,121	10.0

Minority Interest	(13,465)	(13,351)	0.9

Gain (Loss) on Sale of Assets	(35)	16,138	(c	)

Net Income	(1,010)	13,318	(c	)

Net Income (Loss) Applicable to Common Stock	(5,583)	10,708	(c	)

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:
Operating Activities	$(1,769)	$53,185
Investing Activities	5,365	(366,178)
Financing Activities	3,164	320,114

PRO-RATA OTHER DATA(a):
Adjusted EBITDA	$60,218	$54,832	9.8%
Minority Interest in Adjusted EBITDA	(18,563)	(18,193)	2.0
EBITDA of Prairie Mountain Publishing Company (b)	594	612	(2.9)

Adjusted EBITDA Available to Company	$42,249	$37,251	13.4%

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

(a)	See footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of Adjusted EBITDA, EBITDA of Prairie Mountain Publishing Company and Adjusted EBITDA Available to Company. The Minority Interest in Adjusted EBITDA shown above is calculated in the same manner as described in footnote (a) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results.”

(b)	See footnote (b) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results” for discussion of EBITDA of Prairie Mountain Publishing Company.

(c)	Not meaningful.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Critical Accounting Policies
     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions. We make our estimates based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates. Critical accounting policies for us include revenue recognition; accounts receivable allowances; recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates; pension and retiree medical benefits, which require the use of various estimates concerning the work force, interest rates, plan investment return, and involve the use of advice from consulting actuaries; and reserves for the self-insured portion of our workers’ compensation programs, which are based on such factors as claims growth and also involve advice from consulting actuaries. Our accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuation of deferred tax assets. The notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2007 contain a more complete discussion of our significant accounting policies.
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
     The operating results of our unconsolidated JOAs (Denver and Salt Lake City) are reported as a single net amount in the accompanying financial statements in the line item “Income (Loss) from Unconsolidated JOAs.” This line item includes:
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
Comparison of the Three Months Ended September 30, 2007 and 2006
     Our results for the three months ended September 30, 2007 and 2006 were impacted by the following transactions completed during fiscal years 2008 and 2007:
Fiscal Year 2008
•	On September 17, 2007, we amended our Credit Facility which, among other things, increased interest rate margins by 50 basis points for all loan tranches under the Credit Facility effective with the date of the amendment.
Fiscal Year 2007
•	On August 2, 2006, we acquired the San Jose Mercury News and Contra Costa Times and began managing The Monterey County Herald and Pioneer Press (St. Paul) for The Hearst Corporation (“Hearst”). Under the agreement with Hearst, we have all the economic risks and rewards associated with ownership of The Monterey County Herald

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
and Pioneer Press (St. Paul) and retain all of the cash flows generated by them as a management fee. As a result, we began consolidating the financial statements of The Monterey County Herald and Pioneer Press (St. Paul), along with the San Jose Mercury News and Contra Costa Times, beginning August 2, 2006.

•	On August 2, 2006, we amended our Credit Facility to authorize a new $350.0 million term loan “C” facility which was used, along with borrowings under the revolver portion of our bank credit facility, to finance our share of the California Newspapers Partnership’s purchase of the San Jose Mercury News and Contra Costa Times.

•	On September 29, 2006, the California Newspapers Partnership sold the Original Apartment Magazine.

•	On December 15, 2006, we began managing for Hearst the Daily Breeze and three weekly newspapers, published in Torrance, California. The accounting treatment of the Daily Breeze is the same as the Pioneer Press (St. Paul) and The Monterey County Herald for the reasons previously described. As a result, we began consolidating the financial statements of the Torrance publications beginning December 15, 2006.

•	On February 2, 2007, the California Newspapers Partnership acquired the Santa Cruz Sentinel.

•	On March 30, 2007, we entered into an agreement with Hearst to manage The News-Times (Danbury, Connecticut). Under the agreement, we manage and control both the Connecticut Post (owned by us) and The News-Times (owned by Hearst) and are entitled to 73% of the combined profits and losses generated by the two newspapers. As a result, we began consolidating the operating results of The News-Times and recording minority interest for Hearst’s 27% interest in the combined operations beginning March 30, 2007. In conjunction with entering into the management agreement, we recognized a $27.0 million pre-tax nonmonetary gain on the “sale” of 27% of our interest in the Connecticut Post.

•	In September 2006 and June 2007, we sold office buildings in Long Beach and Woodland Hills, California, respectively. We recognized a $16.7 million pre-tax gain related to the Long Beach office building sale and a $20.7 pre-tax gain on the Woodland Hills office building sale.
Revenues
     On a same newspaper basis (after adjusting for the aforementioned transactions), the following changes occurred in our significant revenue categories for the three-month period ended September 30, 2007 as compared to the same period in the prior year.
     Advertising Revenues. The aforementioned fiscal year 2007 transactions had the net impact of increasing advertising revenues by $42.3 million for the three months ended September 30, 2007. Excluding the aforementioned transactions, advertising revenues decreased 9.3% for the three months ended September 30, 2007 as compared to the prior year. The decrease in advertising revenues was due principally to decreases in volumes from retail, national and classified advertisers, offset in part by increases in revenues from our preprint advertising category. Revenues from our Internet operations remained relatively flat. Within the classified advertising category, we had decreases across all categories including real estate, automotive and employment.
     Circulation Revenues. The aforementioned fiscal year 2007 transactions had the net impact of increasing circulation revenues by $12.6 million for the three months ended September 30, 2007 as compared to the same period in the prior year. Excluding the aforementioned transactions, circulation revenues decreased 2.9% for the three months ended September 30, 2007 as compared to the prior year. The decrease was primarily due to home delivery pricing pressures at most of our newspapers, which resulted in our offering greater discounts to acquire new and retain existing subscribers in order to help achieve our home delivery volume goals. To offset some of these discounts, we have increased home delivery prices at most of our newspapers. We continue to honor existing subscription rates through expiration, so the impact of these price increases will continue to grow throughout the year. Total circulation volumes have decreased; however, 26 of our newspapers increased daily circulation in the most recent Audit Bureau of Circulation report for September 30, 2007.
Income from Unconsolidated JOAs
     As noted in our discussion of critical accounting policies, income from unconsolidated JOAs (Denver and Salt Lake City) includes our proportionate share of net income from those JOAs, the amortization of subscriber lists created by the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
original purchase, editorial costs, miscellaneous revenue and other charges directly attributable to providing editorial content and news for newspapers party to a JOA. The following discussion takes into consideration all of the associated revenues and expenses just described. The results for the three months ended September 30, 2007 as compared to the same period in the prior year were positively impacted by a reduction in the accelerated depreciation taken on certain fixed assets at production facilities in Denver that were or will be retired earlier than originally expected due to the construction of a new production facility. The acceleration of depreciation has decreased as the associated assets are becoming fully depreciated. Excluding depreciation and amortization, which were significantly impacted by the effect of accelerated depreciation in the prior year, our income from the Denver JOA was up approximately $2.0 million as compared to the prior year. While the results of the Denver JOA were negatively impacted by a soft advertising market, the impact was offset by lower newsprint prices, reduced newsprint consumption and decreased employee costs. The results of the Salt Lake City JOA were relatively flat year over year with cost-cutting initiatives keeping pace with a softening advertising market in Salt Lake City.
Cost of Sales
     The aforementioned fiscal year 2007 transactions had the net impact of increasing cost of sales by $17.6 million for the three months ended September 30, 2007 as compared to the same period in prior year. Excluding the aforementioned transactions, cost of sales decreased 13.6%. We had decreases in editorial expenses, primarily personnel, and production expenses, mostly due to the consolidation of certain production facilities, as well as significant decreases in newsprint expense. There was an 8% decrease in newsprint prices as compared to the same period in prior year, our average price of newsprint consumed was $558 per metric ton for the three months ended September 30, 2007 as compared to $606 per metric ton for the prior year. In addition, our newsprint consumption decreased in volume by approximately 23% for the three months ended September 30, 2007.
Selling, General and Administrative
     The aforementioned fiscal year 2007 transactions had the net impact of increasing SG&A by $35.1 million for the three months ended September 30, 2007 as compared to the prior year. Excluding the aforementioned transactions, SG&A decreased 7.2%. The year over year decrease in SG&A was the result of a combination of cost-cutting initiatives that began in fiscal year 2007 and continue into fiscal year 2008. The first quarter of fiscal 2007 also had several charges that caused SG&A to be above the actual run rate. These charges included the $1.3 million severance payable to the Company’s former chief operating officer and $1.9 million of bonuses awarded to certain officers and employees in connection with the August 2, 2006 acquisitions and related transactions.
Interest Expense
     The increase in interest expense was the result of an increase in the average debt outstanding, as well as an increase in the weighted average cost of debt. Significant borrowings impacting the year over year comparison related to the borrowings on February 2, 2007 for our share of CNP’s purchase of the Santa Cruz Sentinel and the borrowings on August 2, 2006 for our share of the purchase of the San Jose Mercury News and Contra Costa Times. For the three months ended September 30, 2007, our average debt outstanding increased $53.8 million, or 4.8%, to $1,166.2 million and our weighted average interest rate increased 8 basis points as compared to the prior year due to increases in LIBOR over the prior year (the average daily one month rate of LIBOR increased 9 basis points, for the three months ended September 30, 2007 as compared to the same period in prior year). The interest rates under our bank credit facility are based on LIBOR, plus a borrowing margin based on our leverage ratio. In conjunction with the September 17, 2007 amendment of our Credit Facility, interest rate margins increased by 50 basis points for all loan tranches effective with the date of the amendment.
Other (Income) Expense, Net
     We include expenses and income items that are not related to current operations in other (income) expense, net.
     The charges incurred for the three months ended September 30, 2007 relate to litigation expense of $0.9 million associated with the acquisition of Kearns-Tribune, LLC (Salt Lake City) and the lawsuit against the former publisher of the Pioneer Press (St. Paul), $0.2 million related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133, $0.2 million related to the write-off of debt issuance costs associated with our amended bank credit facility and $0.1 million associated with various other items that were not related to ongoing operations.

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
     The net cash flows related to operating activities decreased $55.0 million for the three-month period ended September 30, 2007 compared to the comparable prior year period. The majority of the decrease was attributable to changes in operating assets and liabilities associated with the timing of payments of accounts payable and accrued liabilities and the timing of cash receipts. The difference was a net cash outflow of $19.8 million during the first quarter of fiscal 2007 compared to net cash inflow of $32.1 million in the same period last year.
     The net cash flows related to investing activities increased by $371.5 million for the three-month period ended September 30, 2007 as compared to the comparable prior year period, primarily due to the prior year August 2, 2006 purchase of the San Jose Mercury News and Contra Costa Times, which was offset in part by prior year cash inflows of $33.8 million associated with the sale of Original Apartment Magazine and our building in Long Beach, California. Capital expenditures for the three-month period ended September 30, 2007 were down $3.1 million year over year.
     The net cash flows related to financing activities decreased by $317.0 million for the three-month period ended September 30, 2007 compared to the comparable prior year period. In the prior year period, borrowings of approximately $406.3 million were used to fund our share of the August 2, 2006 transactions. Activity for the three-month period ended September 30, 2006 also included normal borrowings and paydowns on long-term debt. Activity for the three-month period ended September 30, 2007 generally included normal borrowings and paydowns on long-term debt and the repurchase of $3.0 million of common stock. Excluding the refinancing costs of the new credit facility, as well as the repurchase of common stock, we borrowed approximately $10.9 million of debt in the current quarter.
Liquidity
     On September 17, 2007, we amended our December 30, 2003 credit agreement (the “Credit Facility”). The amendment changed several provisions, including an increase to the consolidated total leverage ratio and the ratio of consolidated senior debt to consolidated operating cash flow covenants for the remaining life of the Credit Facility (effective June 30, 2007); a decrease to the ratio of consolidated operating cash flow to consolidated fixed charges for the quarters ending September 30 and December 31, 2007; and a voluntary reduction to the commitments under the revolver to $235.0 million from the previous $350.0 million effective October 1, 2007. As a result of the amendment, interest rate margins increased by 50 basis points for all loan tranches under the Credit Facility, effective with the date of the amendment. Certain other definitional and minor structural changes were also made to the Credit Facility. An amendment fee of 0.25% was paid to all consenting lenders upon closing of the amendment. The amendment maintained the revolving credit facility (reduced to $235.0 million effective October 1, 2007), the $100.0 million term loan “A,” the $147.3 million term loan “B” and the $350.0 million term loan “C.” Any payments on the term loans cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. On September 30, 2007, the balances outstanding under the revolving credit portion of the Credit Facility, term loan “A,” term loan “B” and term loan “C” were $78.5 million, $100.0 million, $143.9 million and $345.6 million, respectively. Giving effect to the October 1, 2007 reduction to the revolver, the amount available under the revolving portion of the Credit Facility, net of letters of credit, would have been $139.4 million at September 30, 2007. The total amount we can borrow at any point in time under the revolving credit portion of the bank credit facility may be reduced by limits imposed by the financial covenants of our various debt agreements.
     S.F. Holding Corporation (“Stephens”), a 26.28% partner in the California Newspapers Partnership (“CNP”), has a right to require CNP to redeem its interest in CNP at its fair market value (plus interest through closing). If such right is exercised, Stephens’ interest must be redeemed within two years of the determination of its fair market value. We are not currently aware of any intentions on the part of Stephens to exercise its put. No amounts are recorded in our financial statements related to potential liability associated with Stephens’ put right.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     On October 19, 2007, MediaNews and Stephens formed the Monterey Newspapers Partnership to which we contributed The Monterey County Herald and Stephens paid us approximately $27.4 million in exchange for a 32.64% interest in the new partnership. Similar to the CNP agreement, Stephens has a right to require the Monterey Newspapers Partnership to redeem its interest in the partnership at its fair market value (plus interest through closing). If such right is exercised, Stephens’ interest must be redeemed within two years of the determination of its fair market value. We are not currently aware of any intentions on the part of Stephens to exercise its put.
     In September 2005, the management committee of the Denver JOA authorized the incurrence of up to $150.0 million of debt by the Denver JOA to finance furniture, fixtures and computers for its new office building and new presses and related equipment and building costs related to consolidation of two existing production facilities into one for the Denver JOA. We own a 50% interest in the Denver JOA. As of September 30, 2007, our share of the debt incurred by the Denver JOA under the $150.0 million credit facility was approximately $59.8 million. This debt is not reflected in our consolidated financial statements. The Denver JOA debt is non-recourse to MediaNews and is secured by the assets of the Denver JOA.
     As of September 30, 2007, the Company was in compliance with all of its financial covenants under the Company’s bank credit facility (as amended) and subordinated note agreements. In order to remain in compliance with these covenants in the future, the Company needs to increase or maintain its existing “Consolidated Operating Cash Flow” as defined in its credit agreements and/or reduce its total debt outstanding.
     Our ability to service our debt and fund planned capital expenditures depends on our ability to continue to generate operating cash flows in the future. Based on current levels, we believe our cash flow from operations, available cash and available borrowings under our bank credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.
     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2008 will be approximately $9.0 million to $10.0 million. We have made contributions of approximately $1.9 million through September 30, 2007.
Off-Balance Sheet Arrangements and Contractual Obligations
     Our various contractual obligations and funding commitments related to our long-term debt have not materially changed since our Annual Report on Form 10-K for the year ended June 30, 2007.
Near Term Outlook
Newsprint Prices
     North American newsprint supply and demand imbalances have continued in the second half of calendar year 2007, putting downward pressure on prices. As a result, the cost of newsprint declined in the September 2007 quarter. We expect the average price in the December 2007 quarter to be significantly less than the same quarter of the prior year. The October 2007 RISI (“Resource Information Systems, Inc.”) price index for 30-pound newsprint was $558 per metric ton compared to $660 per metric ton in October 2006. As a large buyer of newsprint, our cost of newsprint continues to be well below the RISI price index.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK
Debt
     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes the bank term loans and the revolving credit portion of our bank credit facility. Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. The nature and position of our bank debt has not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2007 as the disclosure included the September 17, 2007 changes to the interest rate margins.
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
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure).

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$(1,769)	$53,185

Net Change in Operating Assets and Liabilities	19,755	(32,059)
Distributions of Net Income Paid to Minority Interest	12,931	13,351
Distributions of Net Income from Unconsolidated JOAs	(9,435)	(9,456)
Distributions of Net Income from Equity Investments	(6)	(625)
Interest Expense	20,685	19,249
Bad Debt Expense	(3,302)	(2,765)
Pension Expense, Net of Cash Contributions	2,322	997
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	11,013	12,131
Net Cash Related to Other (Income), Expense	(294)	(5,919)

Adjusted EBITDA	51,900	48,089
Minority Interest in Adjusted EBITDA	(18,563)	(18,193)
Combined Adjusted EBITDA of Unconsolidated JOAs	8,318	6,743
EBITDA of Prairie Mountain Publishing Company(c)	594	612

Adjusted EBITDA Available to Company	$42,249	$37,251

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership, our less than 100% owned consolidated subsidiaries as well as the Connecticut newspapers (beginning March 30, 2007) (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Prairie Mountain Publishing Company (see footnote (c)).

(b)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(c)	EBITDA of Prairie Mountain Publishing Company. The Prairie Mountain Publishing Company agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 50% share of the EBITDA of the Prairie Mountain Publishing Company has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. Dollar amounts shown are in thousands.

	Three Months Ended September 30, 2007
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$334,713	$66,921	$401,634

Income from Unconsolidated JOAs	1,210	(1,210)	—

Cost of Sales	102,045	24,253	126,298
Selling, General and Administrative	180,768	34,350	215,118
Depreciation and Amortization	17,858	6,371	24,229
Interest Expense	20,685	687	21,372
Other (Income) Expense, Net	1,353	50	1,403

Total Costs and Expenses	322,709	65,711	388,420

Net Loss	(1,010)	—	(1,010)

Adjusted EBITDA(2)	$51,900	$8,318	$60,218

	Three Months Ended September 30, 2006
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$295,302	$73,628	$368,930

Loss from Unconsolidated JOAs	(2,345)	2,345	—

Cost of Sales	95,024	30,256	125,280
Selling, General and Administrative	152,189	36,629	188,818
Depreciation and Amortization	16,391	7,846	24,237
Interest Expense	19,249	605	19,854
Other (Income) Expense, Net	(5,513)	445	(5,068)

Total Costs and Expenses	277,340	75,781	353,121

Gain (Loss) on Sale of Assets	16,330	(192)	16,138

Net Income	13,318	—	13,318

Adjusted EBITDA(2)	$48,089	$6,743	$54,832

Footnotes for tables above.

(1)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs (Denver and Salt Lake City). Our interest in the earnings of the Salt Lake City JOA is 58%, while our interest in the Denver Newspaper Agency is 50%. This adjustment also includes the editorial costs, revenues received outside of these JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

(2)	Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure).

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$(1,769)	$53,185

Net Change in Operating Assets and Liabilities	19,755	(32,059)
Distributions of Net Income Paid to Minority Interest	12,931	13,351
Distributions of Net Income from Unconsolidated JOAs	(9,435)	(9,456)
Distributions of Net Income from Equity Investments	(6)	(625)
Interest Expense	20,685	19,249
Bad Debt Expense	(3,302)	(2,765)
Pension Expense, Net of Cash Contributions	2,322	997
Net Cash Related to Other (Income), Expense	(294)	(5,919)
Combined Adjusted EBITDA of Unconsolidated JOAs(b)	8,318	6,743
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(c)	11,013	12,131

Adjusted EBITDA	60,218	54,832
Minority Interest in Adjusted EBITDA	(18,563)	(18,193)
EBITDA of Prairie Mountain Publishing Company (d)	594	612

Adjusted EBITDA Available to Company	$42,249	$37,251

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership, our less than 100% owned consolidated subsidiaries as well as the Connecticut newspapers (beginning March 31, 2007) (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our proportionate share of the EBITDA of the Prairie Mountain Publishing Company (see footnote (d)). Note that pro-rata consolidation already takes into account our proportionate share of the results from our unconsolidated JOAs (Denver and Salt Lake City).

(b)	Combined Adjusted EBITDA of Unconsolidated JOAs. Calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(c)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(d)	EBITDA of Prairie Mountain Publishing Company. The Prairie Mountain Publishing Company agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 50% share of Prairie Mountain Publishing Company has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants.

EXHIBIT INDEX

Exhibits

3.1	Fourth Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s June 30, 2005 Form 10-K)

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

10.1	Seventh Amendment to Credit Agreement dated as of September 17, 2007, by and among MediaNews Group, Inc., the guarantors party thereto, the lenders named therein and Bank of America, N.A., as administrative agent.

10.2	Shareholders’ Agreement effective as of October 19, 2007, between the Company, holders of approximately 93.1% of its Class A Common Stock and The Hearst Corporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002