Form 10-Q
period 2007-12-31
MEDIANEWS GROUP INC
filed 2008-02-14
CIK 918944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR
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
Registrant’s telephone number, including area code: (303) 954-6360
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Item (1) Yes [X] No [   ]; Item (2) Yes [   ] No [X]*
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [   ]       Accelerated filer [   ]       Non-accelerated filer [X]       Smaller reporting company [   ]
(Do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes [   ]           No [X]
The total number of shares of the registrant’s Class A and Class C Common Stock outstanding as of February 14, 2008 was 2,278,352 and 100, respectively.
*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2007 pursuant to Section 15(d) of the Securities Exchange Act of 1934. It is filing this Quarterly Report on Form 10-Q on a voluntary basis.

INDEX TO MEDIANEWS GROUP, INC.
REPORT ON FORM 10-Q FOR THE QUARTER ENDED
DECEMBER 31, 2007

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
ITEM 4T: CONTROLS AND PROCEDURES
     As of December 31, 2007, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that material information regarding us and/or our subsidiaries required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, as required, within the time periods specified in the Securities and Exchange Commission rules and forms.
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

PART II — OTHER INFORMATION
ITEM 1A: RISK FACTORS
     See factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007 for risk factors that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Risks and uncertainties identified elsewhere in this Quarterly Report on Form 10-Q, as well as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.
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

FORWARD-LOOKING STATEMENTS
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements contained herein and elsewhere in this report are based on current expectations. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” “believe,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated and should be viewed with caution. Potential risks and uncertainties that could adversely affect our ability to obtain these results, and in most instances are beyond our control, include, without limitation, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007 and the following additional factors: (a) acquisitions of new businesses or dispositions of existing businesses, (b) costs or difficulties related to the integration of businesses acquired by us may be greater than expected, (c) increases in interest or financing costs, (d) our ability to maintain a “leverage ratio” (i.e., the ratio of our debt to operating cash flow) of at least 6.75 or less, which allows us to be in compliance with our bank credit agreement and continue to incur debt under the indentures governing our senior subordinated debt (under such indentures, the foregoing limitation does not apply to certain borrowings, including (i) borrowings under our senior debt facility to the extent not exceeding $750 million, (ii) the incurrence of up to $50 million of capitalized lease and purchase money obligations, (iii) certain pre-existing debt of acquired businesses or companies, (iv) other borrowings of up to $50 million and (v) refinancings of certain debt), (e) we may be required to record an impairment charge in the future if the cost savings initiatives we are currently implementing are not sufficient to offset revenue declines we are experiencing at certain of our newspapers such that we are able to increase or maintain the current cash flows of those newspapers, and (f) other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIANEWS GROUP, INC.
Dated: February 14, 2008	By:	/s/Ronald A. Mayo
Ronald A. Mayo
Vice President, Chief Financial Officer and Duly Authorized Officer of Registrant

MEDIANEWS GROUP, INC.
Index to Financial Information

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2007	June 30, 2007
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,321	$9,085
Accounts receivable, less allowance for doubtful accounts of $15,503 at December 31, 2007 and $13,800 at June 30, 2007	186,676	174,936
Inventories of newsprint and supplies	16,797	22,781
Prepaid expenses and other assets	20,349	32,668

TOTAL CURRENT ASSETS	230,143	239,470

PROPERTY, PLANT AND EQUIPMENT
Land	69,811	73,983
Buildings and improvements	198,817	205,035
Machinery and equipment	510,278	501,846
Construction in progress	16,497	11,942

TOTAL PROPERTY, PLANT AND EQUIPMENT	795,403	792,806
Less accumulated depreciation and amortization	(294,822)	(272,773)

NET PROPERTY, PLANT AND EQUIPMENT	500,581	520,033

OTHER ASSETS
Investment in unconsolidated JOAs (Denver and Salt Lake City)	254,055	253,613
Equity investments	55,567	48,141
Subscriber accounts, less accumulated amortization of $183,064 at December 31, 2007 and $173,232 at June 30, 2007	63,837	68,395
Excess of cost over fair value of net assets acquired	864,220	842,353
Newspaper mastheads	391,099	380,669
Advertiser lists, covenants not to compete and other identifiable intangible assets, less accumulated amortization of $60,584 at December 31, 2007 and $52,611 at June 30, 2007	210,747	192,211
Other	50,044	50,424

TOTAL OTHER ASSETS	1,889,569	1,835,806

TOTAL ASSETS	$2,620,293	$2,595,309

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2007	June 30, 2007
	(Dollars in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$50,496	$70,152
Accrued liabilities	109,337	128,956
Unearned income	56,513	55,921
Current portion of long-term debt and obligations under capital leases	27,308	17,588

TOTAL CURRENT LIABILITIES	243,654	272,617

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	1,074,291	1,107,045

DEFINED BENEFIT AND OTHER POST EMPLOYMENT BENEFIT PLAN LIABILITIES	28,321	33,342

OTHER LIABILITIES	24,701	25,509

DEFERRED INCOME TAXES, NET	134,711	119,890

MINORITY INTEREST	670,547	606,052

PUTABLE COMMON STOCK	27,081	33,165

ST. PAUL, MONTEREY AND TORRANCE PURCHASE PRICE (HEARST)	—	306,525

SHAREHOLDERS’ EQUITY
Common stock, Class A, par value $0.001; 3,150,000 shares authorized: 2,314,346 shares issued and shares outstanding of 2,278,352 at December 31, 2007 and 2,298,346 at June 30, 2007	2	2
Common stock, Class C, par value $0.001; 100 shares authorized: 100 shares issued and outstanding at December 31, 2007 and no shares issued or outstanding at June 30, 2007	—	—
Additional paid in capital	313,665	—
Accumulated other comprehensive loss, net of taxes	(15,719)	(17,341)
Retained earnings	123,838	110,503
Common stock in treasury, at cost, 35,994 shares at December 31, 2007 and 16,000 shares at June 30, 2007	(4,799)	(2,000)

TOTAL SHAREHOLDERS’ EQUITY	416,987	91,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,620,293	$2,595,309

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(Dollars in thousands)
REVENUES
Advertising	$274,664	$302,153	$538,345	$538,957
Circulation	57,055	55,505	114,316	101,113
Other	13,527	14,803	27,298	27,693

TOTAL REVENUES	345,246	372,461	679,959	667,763

INCOME (LOSS) FROM UNCONSOLIDATED JOAS (DENVER AND SALT LAKE CITY)	12,510	804	13,720	(1,541)

COSTS AND EXPENSES
Cost of sales	101,554	116,784	203,599	211,808
Selling, general and administrative	180,732	176,578	361,500	328,767
Depreciation and amortization	26,582	18,608	44,440	34,999
Interest expense	20,524	21,335	41,209	40,584
Other (income) expense, net	(1,507)	(5,712)	(154)	(11,225)

TOTAL COSTS AND EXPENSES	327,885	327,593	650,594	604,933

EQUITY INVESTMENT INCOME (LOSS), NET	(668)	(211)	(2,119)	506

GAIN (LOSS) ON SALE OF ASSETS, NET	12,524	(66)	12,487	16,264

MINORITY INTEREST	(12,354)	(21,615)	(25,819)	(34,966)

INCOME BEFORE INCOME TAXES	29,373	23,780	27,634	43,093

INCOME TAX EXPENSE	(12,023)	(10,822)	(11,294)	(16,817)

NET INCOME	17,350	12,958	16,340	26,276

NET INCOME ATTRIBUTABLE TO CLASS C COMMON STOCKHOLDERS EFFECTIVE BEGINNING AUGUST 2, 2006	5,634	3,554	5,173	3,750

RESIDUAL NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCKHOLDERS	$11,716	$9,404	$11,167	$22,526

See notes to condensed consolidated financial statements

MEDIANEWS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,340	$26,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,307	36,867
Provision for losses on accounts receivable	8,464	5,870
Amortization of debt discount and deferred debt issuance costs	377	425
Net gain on sale of assets	(18,744)	(16,264)
Proportionate share of net income from unconsolidated JOAs	(29,206)	(23,002)
Distributions of net income from unconsolidated JOAs (a)	26,848	21,944
Equity investment (income) loss, net	2,119	(506)
Distributions of net income from equity investments (b)	140	950
Change in defined benefit plan assets, net of cash contributions	(6,204)	(4,241)
Deferred income tax expense	10,930	16,227
Change in estimated option repurchase price	—	(6,607)
Minority interest	25,819	34,966
Distributions of net income paid to minority interest	(25,519)	(34,335)
Unrealized loss on hedging activities and amortization of prior service costs and actuarial losses, reclassified to earnings from accumulated other comprehensive loss	912	228
Change in operating assets and liabilities	(39,318)	6,929

NET CASH FLOWS FROM OPERATING ACTIVITIES	19,265	65,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions and related costs, net of cash acquired	(2,567)	(401,581)
Business dispositions	—	14,000
Distributions in excess of net income from JOAs(a)	1,315	10,151
Distributions in excess of net income from equity investments(b)	1,045	1,068
Investments, net	(10,175)	(171)
Capital expenditures	(16,729)	(13,240)
Proceeds from the sale of assets	18,586	19,913

NET CASH FLOWS FROM INVESTING ACTIVITIES	(8,525)	(369,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of credit amendment fees	45,775	416,328
Repurchase of common stock	(3,010)	—
Proceeds from sale of Class A Common Stock	211	—
Proceeds from sale of Class C Common Stock	25,908	—
Dividends paid to Class A Common Stockholders	(25,000)	—
Reduction of long-term debt and other liabilities	(71,852)	(88,760)
Sale of minority interest in The Monterey County Herald	27,350	—
Distributions in excess of net income to minority interests	(12,886)	(15,865)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(13,504)	311,703

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,764)	7,570

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,085	424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,321	$7,994

(a)	Total distributions from unconsolidated JOAs were $28.2 million and $32.1 million for the six months ended December 31, 2007 and
2006, respectively.

(b)	Total distributions from equity investments were $1.2 million and $2.0 million for the six months ended December 31, 2007 and 2006, respectively.

Supplemental schedule of noncash investing and financing activities:
Business acquisitions (St. Paul, Monterey and Torrance)	$—	$(290,614)
Business acquisitions (San Jose and Contra Costa)	—	(337,230)
Investment in Salt Lake Newspaper Production Facilities, LLC	—	(45,469)
Stamford and Greenwich, Connecticut transaction	62,280	—
Investment by Hearst in the Company	290,614	—
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Significant Accounting Policies and Other Matters
Basis of Quarterly Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in MediaNews Group, Inc.’s (“MediaNews” or the “Company”) Annual Report on Form 10-K for the year ended June 30, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for future interim periods or for the year ending June 30, 2008.
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
Joint Operating Agencies
     A joint operating agency (“JOA”) performs the production, sales, distribution and administrative functions for two or more newspapers in the same market under the terms of a joint operating agreement. Editorial control and news at each newspaper party to a joint operating agreement continue to be separate and outside of a JOA. As of December 31, 2007, the Company, through its partnerships and subsidiaries, participates in JOAs in Denver, Colorado, Salt Lake City, Utah, York, Pennsylvania, Detroit, Michigan and Charleston, West Virginia. See Note 3: Joint Operating Agencies of the Company’s consolidated financial statements included in its June 30, 2007 Annual Report on Form 10-K for a description of the Company’s accounting for its JOAs.
     The operating results from the Company’s unconsolidated JOAs (Denver and Salt Lake City) are reported as a single net amount in the accompanying financial statements in the line item “Income from Unconsolidated JOAs.” This line item includes:
•	The Company’s proportionate share of net income from JOAs,

•	The amortization of subscriber lists created by the original purchase, as the subscriber lists are attributable to the Company’s earnings in the JOAs, and

•	Editorial costs, miscellaneous revenue received outside of the JOA, and other charges incurred by the Company’s consolidated subsidiaries directly attributable to the JOAs in providing editorial content and news for the Company’s newspapers party to the JOAs, including gains/losses on certain asset sales.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company owns all of the York JOA and, accordingly, consolidates its results. The York Dispatch (one of the newspapers in the JOA) is edited by a third party, and the Company reimburses the third party for all related expenses. These expenses are included in the Company’s consolidated results.
Income Taxes
     At the end of each interim period, the Company makes its best estimate regarding the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year to date basis. Accordingly, the effective tax rate for the three- and six-month periods presented in this interim report on Form 10-Q may vary significantly in future periods. The effective income tax rate varies from the federal statutory rate because of state income taxes and the non-deductibility of certain expenses.
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
NOTE 2: Comprehensive Income
     The Company’s comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(Dollars in thousands)
Net income	$17,350	$12,958	$16,340	$26,276
Unrealized gain (loss) on hedging activities, net of tax	(474)	131	(912)	472
Unrealized loss on newsprint hedging activities, reclassified to earnings, net of tax	114	114	228	228
Amortization of pension prior service costs and actuarial losses reclassified to earnings, net of tax	342	—	684	—
Pension adjustment, net of tax	2,614	1,987	2,614	1,987

Comprehensive income	$19,946	$15,190	$18,954	$28,963

     The Company adopted Statement of Financial Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (“SFAS No. 158”) effective June 30, 2007.  Because the Denver JOA, as well as another equity investee, operate on a calendar year-end basis, they adopted the requirements of SFAS No. 158 on December 31, 2007, at which time the Company reflected its share (net of tax) of the change in accumulated other comprehensive income, or $(1.0) million, related to the Denver JOA and the equity investee’s adoption of the pronouncement.
NOTE 3: Denver and Salt Lake City Joint Operating Agencies
     The following tables present the summarized results of the Company’s unconsolidated JOAs in Denver and Salt Lake City. The Salt Lake City JOA and Denver JOA information is presented at 100%, with the other partners’ share of income from the related JOAs subsequently eliminated. The Salt Lake City JOA column includes its affiliate Salt Lake Newspapers Production Facilities, LLC (“SLNPF”). The editorial costs, miscellaneous revenue received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our subsidiaries associated with The Salt Lake Tribune and The Denver Post are included in the line “Associated Revenues and Expenses.” See Note 3: Joint Operating Agencies of the Company’s consolidated financial statements included in its June 30, 2007 Annual Report on Form 10-K for further discussion of the accounting for the Denver and Salt Lake City JOAs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31, 2007
	SLNPF and				Total Income
	Salt Lake		Associated		from
	City JOA		Revenues and		Unconsolidated
	Consolidated	Denver JOA	Expenses		JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$37,977	$94,280	$64

Cost of sales	8,365	24,718	7,226
Selling, general and administrative	13,925	44,696	2,682
Depreciation and amortization	1,638	5,003	901
Other	320	2,265	(6,272	)(a)

Total costs and expenses	24,248	76,682	4,537

Net income	13,729	17,598	(4,473)
Partners’ share of income from unconsolidated JOAs	(5,545)	(8,799)	—

Income from unconsolidated JOAs	$8,184	$8,799	$(4,473)		$12,510

	Six Months Ended December 31, 2007
	SLNPF and				Total Income
	Salt Lake		Associated		from
	City JOA		Revenues and		Unconsolidated
	Consolidated	Denver JOA	Expenses		JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$75,625	$184,285	$139

Cost of sales	16,417	49,209	14,563
Selling, general and administrative	27,615	91,975	5,452
Depreciation and amortization	3,155	14,054	1,867
Other	798	3,537	(6,257	)(a)

Total costs and expenses	47,985	158,775	15,625

Net income	27,640	25,510	(15,486)
Partners’ share of income from unconsolidated JOAs	(11,189)	(12,755)	—

Income from unconsolidated JOAs	$16,451	$12,755	$(15,486)		$13,720

(a)	Included in “Associated Revenues and Expenses — Other” for the three and six months ended December 31, 2007 was a $6.3 million gain related to the sale of land and a building in Salt Lake City that were previously used in conjunction with the JOA.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31, 2006
	SLNPF and			Total Income
	Salt Lake		Associated	from
	City JOA		Revenues and	Unconsolidated
	Consolidated	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$41,530	$105,819	$28

Cost of sales	8,688	34,578	8,255
Selling, general and administrative	14,485	51,002	3,020
Depreciation and amortization	1,416	11,243	923
Other	679	2,250	242

Total costs and expenses	25,268	99,073	12,440

Net income	16,262	6,746	(12,412)
Partners’ share of income from unconsolidated JOAs	(6,419)	(3,373)	—

Income from unconsolidated JOAs	$9,843	$3,373	$(12,412)	$804

	Six Months Ended December 31, 2006
	SLNPF and			Total Loss
	Salt Lake		Associated	from
	City JOA		Revenues and	Unconsolidated
	Consolidated	Denver JOA	Expenses	JOAs
	(Dollars in thousands)
Income Statement Data:
Total revenues	$80,213	$208,072	$73

Cost of sales	17,379	68,727	16,396
Selling, general and administrative	28,354	102,333	5,940
Depreciation and amortization	2,833	23,403	1,868
Other	1,240	3,741	412

Total costs and expenses	49,806	198,204	24,616

Net income	30,407	9,868	(24,543)
Partners’ share of income from unconsolidated JOAs	(12,339)	(4,934)	—

Income (loss) from unconsolidated JOAs	$18,068	$4,934	$(24,543)	$(1,541)

NOTE 4: Contingent Matters and Commitments
     As discussed in Note 11: Commitments and Contingencies of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2007, the Company had filed a lawsuit against the former publisher of the St. Paul Pioneer Press and certain other parties. In September 2007, the Company won on most counts of the lawsuit and was awarded the recovery of its legal costs and expenses associated with such litigation, which the Company received and recognized income of $3.8 million in December 2007 (classified with other (income) expense, net in the consolidated statements of operations). There have been no other material changes in the other contingent matters discussed in Note 11: Commitments and Contingencies of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5: Long-Term Debt
     As disclosed in Note 6: Long-Term Debt of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2007, on September 17, 2007, the Company entered into an amendment to its December 30, 2003 bank credit facility (“Credit Facility”). The amendment addressed several provisions, including an increase in the permitted consolidated total leverage ratio and the ratio of consolidated senior debt to consolidated operating cash flow for the remaining life of the Credit Facility (effective June 30, 2007) and a lowered required ratio of consolidated operating cash flow to consolidated fixed charges for the quarters ending September 30 and December 31, 2007. The Company also voluntarily reduced the commitments under the bank revolver to $235.0 million from the previous $350.0 million effective October 1, 2007. As a result of the amendment, interest margins increased by 50 basis points for all loan tranches under the Credit Facility effective with the date of the amendment. Certain other definitional and minor structural changes were also made to the Credit Facility. An amendment fee of 0.25% was paid to all consenting lenders upon closing of the amendment. In connection with the amendment, the Company wrote off a small amount of debt issuance costs that were capitalized in conjunction with the original Credit Facility.
     The indentures governing the Company’s senior subordinated debt provide that with certain exceptions, the Company may incur debt only if, after giving effect to such incurrence, the Company’s leverage ratio (the ratio of the Company’s debt to operating cash flow) is 6.75 or less. Such limitation does not apply to certain borrowings, including (i) borrowings under the Company’s senior debt facility to the extent not exceeding $750 million, (ii) incurrence of up to $50 million of capitalized lease and purchase money obligations, (iii) certain pre-existing debt of acquired businesses or companies, (iv) other borrowings of up to $50 million and (v) refinancings of certain debt. At February 14, 2008, borrowings under the Company’s senior debt facility amounted to approximately $645.7 million. At December 31, 2007, the Company’s leverage ratio for purposes of its Indentures was 6.61. Under the Company’s senior credit facility, for the quarter ended December 31, 2007, the Company is required to maintain a leverage ratio of 6.75 or less. At December 31, 2007, the Company’s total leverage ratio for purposes of its senior credit facility was 6.53.
     The nature of the Company’s other long-term debt and related maturities has not materially changed since June 30, 2007.
NOTE 6: Employee Benefit Plans
Components of Net Periodic Benefit Cost (Pension and Other Benefits)

	Pension Plans
	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost	$482	$652	$1,056	$1,167
Interest cost	4,357	4,159	8,679	7,449
Expected return on plan assets	(5,163)	(4,591)	(10,368)	(8,216)
Amortization of deferral	70	70	140	140
Amortization of net loss	370	480	682	960

Net periodic benefit cost	$116	$770	$189	$1,500

	Other Benefits
	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost	$75	$154	$150	$289
Interest cost	153	187	306	360
Amortization of deferral	(3)	(3)	(6)	(6)
Amortization of net loss	18	32	36	64

Net periodic benefit cost	$243	$370	$486	$707

     During fiscal year 2008 through December 31, 2007, the Company has made contributions to the benefit plans of approximately $4.2 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In October 2007, the Company negotiated a contract with a union at the St. Paul Pioneer Press which resulted in the union’s defined benefit pension plan being frozen effective December 31, 2007. The contract was signed in December 2007. The Company recognized a curtailment gain of $1.2 million related to the freeze.
NOTE 7: Treasury Stock
     In July 2007, the Company repurchased 21,500 shares of Class A Common Stock from the estate of a beneficial owner of the stock held under the Scudder Family Voting Trust for $3.0 million. The $3.0 million repurchase price was based on the Company’s estimate of fair market value of the shares purchased and was funded with borrowings under the Company’s Credit Facility. The estate repurchased 1,506 shares of Class A Common Stock held in treasury on October 26, 2007 for approximately $0.2 million.
NOTE 8: Recently-Issued Accounting Standards
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 requires all subsequent changes in fair value for that instrument be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or, for the Company, during its fiscal year 2009. The Company is in the process of evaluating what impact, if any, SFAS No. 159 is expected to have on the Company’s financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, or for the Company beginning July 1, 2008. For certain nonfinancial assets and nonfinancial liabilities, the effective date of SFAS No. 157 has been deferred for one year. The Company is in the process of evaluating what impact, if any, SFAS No. 157 is expected to have on the Company’s financial position and results of operations.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which replaces FASB Statement No. 141. SFAS No. 141-R establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interests. The provisions of SFAS No. 141(R) are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or, for the Company, any business combinations for which the acquisition date is on or after July 1, 2009.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, or, for the Company, beginning July 1, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9: Hearst Stock Purchase Agreement
     On August 2, 2006, the Company and The Hearst Corporation (“Hearst”) entered into a Stock Purchase Agreement (the “MediaNews/Hearst Agreement”) pursuant to which (i) Hearst agreed to make an equity investment in the Company (such investment did not include any governance or economic rights or interest in the Company’s publications in the San Francisco Bay area) and (ii) the Company agreed to purchase from Hearst The Monterey County Herald and the St. Paul Pioneer Press with a portion of the Hearst equity investment in the Company. The Company subsequently also agreed to purchase from Hearst the Torrance Daily Breeze with a portion of the proceeds of such equity investment.
     The Hearst transaction discussed above was consummated on October 19, 2007 and the Company issued to Hearst 100 shares of its newly issued Class C Common Stock. Such shares provide Hearst a 31% equity interest in the Company’s publications outside the San Francisco Bay area. The effective date for financial reporting purposes was August 2, 2006, the date of the Stock Purchase Agreement. The purchase price of these shares was approximately $317.6 million, of which approximately $290.6 million was applied to pay the purchase price of The Monterey County Herald, the St. Paul Pioneer Press and the Torrance Daily Breeze and related publications and Web sites, and approximately $27.0 million was paid to the Company in cash at closing (the Company also paid certain direct and incremental costs related to the investment which were applied against the proceeds).
     In connection with the consummation of the Hearst equity investment, the Company and members of the Singleton and Scudder families amended and restated their Shareholders’ Agreement to add Hearst as a party and to afford Hearst certain protective rights in respect of its equity investment in the Company’s business outside the San Francisco Bay area.
     The total purchase price obligation of $311.1 million reflected in the financial statements at September 30, 2007, included $290.6 million related to the acquisition cost of the St. Paul Pioneer Press, The Monterey County Herald and Torrance Daily Breeze. This obligation was reclassified into shareholders’ equity as additional paid-in capital along with Hearst’s $27.0 million cash investment and the direct and incremental costs related to the investment (approximately $4.0 million). The remaining $20.5 million related to the accretion of Hearst’s cost of funds was eliminated as an obligation of the Company with a corresponding increase in retained earnings, where the accretion was charged prior to the Hearst equity investment. Hearst’s share of retained earnings related to the Company’s net income attributable to their holding in the Company’s Class C Common Stock from August 2, 2006, the date of the Stock Purchase Agreement, through December 31, 2007 was $11.3 million and is included in consolidated retained earnings.
NOTE 10: Monterey Newspapers Partnership
     On October 19, 2007, the Company and S.F. Holding Corp. (“Stephens”) formed the Monterey Newspapers Partnership to which the Company contributed The Monterey County Herald and Stephens paid the Company approximately $27.4 million for a 32.64% interest in the new partnership. The operations of The Monterey County Herald will continue to be consolidated with the operations of the Company with a minority interest reflected to account for the 32.64% of the new partnership owned by Stephens. Stephens has a separate right to require the Monterey Newspapers Partnership to redeem its interest in the partnership at fair market value. Upon notification of the exercise of this right and obtaining a valuation of the partnership interest, the Monterey Newspapers Partnership has two years to complete the purchase. The Company is not currently aware of any intention on the part of Stephens to exercise its put. As a result of the partnership formation, the Company recognized a pre-tax gain of approximately $0.5 million related to the sale of the 32.64% minority interest in The Monterey County Herald.
NOTE 11: Dividend Declared
     On October 19, 2007, the Company declared a dividend of $10.98 per share on its Class A Common Stock, amounting to approximately $25.0 million in the aggregate. The payment date for such dividend was October 26, 2007. Such dividend was funded with the proceeds from the cash portion of the purchase price paid by Hearst for its equity investment in the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 12: Management Agreement (Connecticut)
     On November 1, 2007, the Company expanded the management agreement with Hearst with regard to The News-Times (Danbury, Connecticut) and the Connecticut Post to include The Advocate and Greenwich Time in Stamford and Greenwich, Connecticut, respectively, which were both purchased by Hearst on November 1, 2007 for $62.4 million, plus an adjustment to the extent working capital was greater or less than $1.8 million. Under the amended agreement, the Company continues to control the management of the Connecticut Post (owned by the Company) and The News-Times (owned by Hearst), and now controls and manages The Advocate and Greenwich Time (owned by Hearst) and is entitled to retain 60% of the profits and losses of all newspapers on a combined basis; however, the Company and Hearst retain ownership of the assets and liabilities of their respective papers. Profits and losses refer to net income, adjusted so that each partner retains 100% of any gain or loss taken related to the disposition of its contributed assets. As a result of the revision to the management agreement, the Company began consolidating the results of The Advocate and Greenwich Time, and recording minority interest for Hearst’s 40% interest in the combined results beginning November 1, 2007. Prior to the revision to the management agreement, the Company consolidated the results of The News-Times and recorded minority interest for Hearst’s 27% interest in the combined profits and losses of the Connecticut Post and The News-Times. As a result of the expansion of the management agreement, the Company entered into a nonmonetary exchange of assets for accounting purposes (pursuant to Statement of Financial Accounting Standards No. 153, Exchanges of Non-Monetary Assets). The Company accounted for this exchange as two separate, but simultaneous events: (1) a sale, whereby for accounting purposes, the Company sold to Hearst an additional 13% interest in the Connecticut Post, as well as a 13% profit interest in The News-Times, resulting in the Company recording a non-monetary gain of approximately $12.0 million and (2) the acquisition of a 60% interest in The Advocate and Greenwich Time. As a result of the transaction, the Company has recorded the following: $58.3 million in intangible assets ($29.3 million – goodwill, $19.0 million – advertiser lists, $3.0 million – subscriber lists, $7.0 million – masthead) and $4.3 million in tangible assets, the majority of which is related to fixed assets. The accounting for the business combination is preliminary and subject to change.
NOTE 13: Investment in Kaango, LLC
      On November 14, 2007, the Company and The Hearst Corporation jointly purchased 80% of Kaango, LLC (“Kaango”), a provider of online classified advertising software, for approximately $20.4 million.  The Company and Hearst’s share of its investment in Kaango is held by a newly formed limited liability company, which is 50% owned by each of Hearst and the Company.  The remaining 20% of Kaango is owned by its founders and is subject to a fixed price call option for $4.0 million and is expected to be purchased in the future. The Company’s share of this call option is approximately $2.0 million. The Company is accounting for its interest in Kaango as an equity investment.
NOTE 14: Goodwill and Other Intangible Assets and Impairment Testing
     SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, address financial accounting and reporting for the impairment or disposal of goodwill and other intangible assets and long-lived assets, respectively. In accordance with those standards, the Company reviews the carrying value of its goodwill and other intangible and long-lived assets annually. If at any time the facts or circumstances at any of its reporting units indicate the impairment of the goodwill and other intangible and/or long-lived asset values as a result of a significant continual decline in performance or as a result of fundamental changes in a market, a determination is made as to whether the carrying value of the intangible and/or long-lived assets exceeds estimated realizable value. For purposes of this determination, estimated realizable value is evaluated based on values placed on comparable newspapers which have been sold in a recent third party transaction. The industry cash flow valuation standard is based on a multiple of revenues less cost of sales and selling, general and administrative expenses, what the Company refers to as Operating Profit or Adjusted EBITDA.
     As was disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, for one recently acquired newspaper, the Company utilized estimated fiscal 2008 budgeted cash flows (adjusted for expected full year cost savings) for fiscal 2007 impairment testing since cost savings initiatives have not been fully reflected in the historical operating results and MediaNews has owned the newspaper less than one year. In addition, for fiscal 2007 impairment testing, the Company utilized a discounted cash flow model to evaluate one of its equity method investments. Forecasted future results contemplate the positive impact of certain cost savings initiatives and such results may not be achieved if the initiatives are not implemented as presently contemplated.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company has achieved, and in some instances exceeded, its cost savings initiatives; however, operating revenues have not performed to expectations this fiscal year to date. While the Company did not consider not achieving forecasted revenue as an indicator of impairment, the results warranted a reevaluation of the conclusions reached during the annual impairment analysis, and ensuring that the conclusions were still appropriate as of December 31, 2007, particularly at the locations for which the Company used forecasted results to project the estimated cash flows for its SFAS No. 142 annual analysis.
     Using updated forecasts and discounted cash flow modeling, the Company determined that no impairment exists at December 31, 2007 at any of its reporting units. Because the impairment testing relies on a combination of historical, budgeted and forecasted results to determine reporting unit fair value, if the actual results for the remainder of fiscal year 2008 vary significantly from the historical, budgeted or forecasted results, the Company may be required to record an impairment charge in the future.
NOTE 15: Accelerated Depreciation
     Due to the closure of a California Newspapers Partnership production facility in the second quarter 2008, the Company recognized $6.2 million of accelerated depreciation on the excess machinery and equipment to bring these assets to their estimated realizable value based on the expected proceeds from the sale of the assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operating Results
     We have provided below certain summary historical financial data for the three and six months ended December 31, 2007 and 2006, including the percentage change between periods.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
	(Dollars in thousands)
INCOME STATEMENT DATA:
Total Revenues	$345,246	$372,461	(7.3)%	$679,959	$667,763	1.8%

Income (Loss) from Unconsolidated JOAs	12,510	804	(c )	13,720	(1,541)	(c )

Cost of Sales	101,554	116,784	(13.0)	203,599	211,808	(3.9)
Selling, General and Administrative	180,732	176,578	2.4	361,500	328,767	10.0
Depreciation and Amortization	26,582	18,608	42.9	44,440	34,999	27.0
Interest Expense	20,524	21,335	(3.8)	41,209	40,584	1.5
Other (Income) Expense, Net	(1,507)	(5,712)	(73.6)	(154)	(11,225)	(c )

Total Costs and Expenses	327,885	327,593	0.1	650,594	604,933	7.5

Equity Investment Income (Loss), Net	(668)	(211)	(c )	(2,119)	506	(c )

Gain (Loss) on Sale of Assets, Net	12,524	(66)	(c )	12,487	16,264	(23.2)

Minority Interest	(12,354)	(21,615)	(42.8)	(25,819)	(34,966)	(26.2)

Net Income	17,350	12,958	33.9	16,340	26,276	(37.8)

CASH FLOW DATA:
Cash Flows from:
Operating Activities	$21,034	$12,542		$19,265	$65,727
Investing Activities	(13,890)	(3,682)		(8,525)	(369,860)
Financing Activities	(16,668)	(8,384)		(13,504)	311,703

NON-GAAP FINANCIAL DATA(a):
Adjusted EBITDA	$62,960	$79,099	(20.4)%	$114,860	$127,188	(9.7)%
Minority Interest in Adjusted EBITDA	(21,815)	(27,066)	(19.4)	(40,378)	(45,259)	(10.8)
Combined Adjusted EBITDA of Unconsolidated JOAs	11,718	9,548	22.7	20,036	16,291	23.0
EBITDA of Prairie Mountain Publishing Company (b)	611	438	39.5	1,205	1,050	14.8

Adjusted EBITDA Available to Company	$53,474	$62,019	(13.8)%	$95,723	$99,270	(3.6)%

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership, the Texas-New Mexico Newspapers Partnership and the Monterey Newspapers Partnership (beginning October 20, 2007), our less than 100% owned consolidated subsidiaries as well as the Connecticut newspapers (beginning March 30, 2007) (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Prairie Mountain Publishing Company (see footnote (b)). See “Reconciliation of GAAP and Non-GAAP Financial Information — Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure)” for a reconciliation of Non-GAAP financial information.

(b)	EBITDA of Prairie Mountain Publishing Company. The Prairie Mountain Publishing Company agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 50% share of the EBITDA of Prairie Mountain Publishing Company has been included in Adjusted EBITDA Available to Company as it is an integral part of our cash flows from operations as defined by our debt covenants.

(c)	Not meaningful.

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
THE INFORMATION IN THE FOLLOWING TABLE IS NOT PRESENTED IN ACCORDANCE WITH GENERALLY
ACCEPTED ACCOUNTING PRINCIPLES AND DOES NOT COMPLY WITH ARTICLE 11 OF REGULATION S-X FOR PRO
FORMA FINANCIAL DATA

	Summary Selected Non-GAAP Financial Data
	Three Months Ended December 31,		2007 vs.	Six Months Ended December 31,		2007 vs.
	2007	2006	2006	2007	2006	2006
	(Dollars in thousands)
PRO-RATA CONSOLIDATED INCOME STATEMENT DATA:
Total Revenues	$414,508	$449,515	(7.8)%	$816,142	$818,445	(0.3)%

Cost of Sales	125,991	147,368	(14.5)	252,289	272,648	(7.5)
Selling, General and Administrative	213,839	213,500	0.2	428,957	402,318	6.6
Depreciation and Amortization	30,935	25,975	19.1	55,164	50,212	9.9
Interest Expense	21,252	21,824	(2.6)	42,624	41,678	2.3
Other (Income) Expense, Net	(1,045)	(5,020)	(c )	360	(10,088)	(c )

Total Costs and Expenses	390,972	403,647	(3.1)	779,394	756,768	3.0

Gain (Loss) on Sale of Assets, Net	18,859	(262)	(c )	18,824	15,876	18.6

Minority Interest	(12,354)	(21,615)	(42.8)	(25,819)	(34,966)	(26.2)

Net Income	17,350	12,958	33.9	16,340	26,276	(37.8)

CASH FLOW DATA (GAAP BASIS):
Cash Flows from:
Operating Activities	$21,034	$12,542		$19,265	$65,727
Investing Activities	(13,890)	(3,682)		(8,525)	(369,860)
Financing Activities	(16,668)	(8,384)		(13,504)	311,703

PRO-RATA OTHER DATA(a):
Adjusted EBITDA	$74,678	$88,647	(15.8)%	$134,896	$143,479	(6.0)%
Minority Interest in Adjusted EBITDA	(21,815)	(27,066)	(19.4)	(40,378)	(45,259)	(10.8)
EBITDA of Prairie Mountain Publishing Company (b)	611	438	39.5	1,205	1,050	14.8

Adjusted EBITDA Available to Company	$53,474	$62,019	(13.8)%	$95,723	$99,270	(3.6)%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Critical Accounting Policies
     The preparation of financial statements in accordance with generally accepted accounting principles at times requires the use of estimates and assumptions. We make our estimates based on historical experience, actuarial studies and other assumptions, as appropriate, to assess the carrying values of assets and liabilities and disclosure of contingent matters. We re-evaluate our estimates on an ongoing basis. Actual results could differ from these estimates. Critical accounting policies for us include revenue recognition; accounts receivable allowances; recoverability of our long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates (because the impairment testing relies on a combination of historical, budgeted and forecasted results to determine reporting unit fair value, if the actual results for several of our recently acquired newspapers and an equity method investment vary significantly from the anticipated results we may be required to record an impairment charge in the future); pension and retiree medical benefits, which require the use of various estimates concerning the work force, interest rates, plan investment return, and involve the use of advice from consulting actuaries; and reserves for the self-insured portion of our workers’ compensation programs, which are based on such factors as claims growth and also involve advice from consulting actuaries. Our accounting for federal and state income taxes is sensitive to interpretation of various laws and regulations and the valuation of deferred tax assets. The notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2007 contain a more complete discussion of our significant accounting policies.
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
     The operating results of our unconsolidated JOAs (Denver and Salt Lake City) are reported as a single net amount in the accompanying financial statements in the line item “Income (Loss) from Unconsolidated JOAs.” This line item includes:
•	Our proportionate share of net income from JOAs,

•	The amortization of subscriber lists created by the original purchase as the subscriber lists are attributable to our earnings in the JOAs, and

•	Editorial costs, miscellaneous revenue received outside of the JOA, and other charges incurred by our consolidated subsidiaries directly attributable to providing editorial content and news for our newspapers party to a JOA, including gains/losses on certain asset sales.
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
Comparison of the Three and Six Months Ended December 31, 2007 and 2006
     Our results for the three and six months ended December 31, 2007 and 2006 were impacted by the following transactions completed during fiscal years 2008 and 2007:
Fiscal Year 2008
•	On September 17, 2007, we amended our Credit Facility which, among other things, increased interest rate margins on borrowings by 50 basis points for all loan tranches under the Credit Facility effective with the date of the amendment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	On October 19, 2007, we consummated the Stock Purchase Agreement with The Hearst Corporation (“Hearst”). As a result, we are no longer accreting Hearst’s investment as a potential obligation of the Company. See fiscal year 2007 below for a description of the Stock Purchase Agreement.

•	On October 19, 2007, we formed the Monterey Newspapers Partnership. As a result, we sold a 32.64% interest in The Monterey County Herald and began recording minority interest for our partner’s share in the results of the partnership beginning October 19, 2007. In conjunction with the partnership formation, we recognized a $0.5 million pre-tax gain on the “sale” of 32.64% of our interest in The Monterey County Herald.

•	On November 1, 2007, we expanded our management agreement in Connecticut with Hearst to include The Advocate (Stamford) and Greenwich Time (both owned by Hearst). Under the amended agreement, we retain 60% of the profits and losses of the Connecticut Post, The News-Times, The Advocate and Greenwich Time (the “Connecticut Newspapers”). As a result of the revision to the management agreement, we began to consolidate The Advocate and Greenwich Time and record a minority interest for Hearst’s 40% interest in the combined results of the Connecticut Newspapers beginning November 1, 2007. Prior to the revision to the management agreement, we consolidated the results of the Connecticut Post and The News-Times and recorded minority interest for Hearst’s 27% interest in the combined profits and losses of the Connecticut Post and The News-Times. As a result of the expansion of the management agreement, we recognized an $12.0 million pre-tax nonmonetary gain on the “sale” of an additional 13% interest in the Connecticut Post, as well as a 13% profit interest in The News-Times.

•	On November 14, 2007, we and Hearst jointly purchased 80% of Kaango, LLC (“Kaango”), a provider of online classified advertising software. Our interest in Kaango is held in a limited liability company, which is 50% owned by each of Hearst and us. We account for our interest in Kaango as an equity investment.

•	In December 2007, we recovered the majority of our legal fees (approximately $3.8 million) associated with our lawsuit against the former publisher of the St. Paul Pioneer Press.
Fiscal Year 2007
•	On August 2, 2006, the California Newspapers Partnership acquired the San Jose Mercury News and Contra Costa Times and we began managing The Monterey County Herald and St. Paul Pioneer Press for Hearst. Under the agreement with Hearst, prior to their investment in the Company pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), we had all the economic risks and rewards associated with ownership of The Monterey County Herald and St. Paul Pioneer Press and retained all of the cash flows generated by them as a management fee. As a result, we began consolidating the financial statements of The Monterey County Herald and St. Paul Pioneer Press, along with the San Jose Mercury News and Contra Costa Times, beginning August 2, 2006.

•	On August 2, 2006, we amended our Credit Facility to authorize a new $350.0 million term loan “C” facility which was used, along with borrowings under the revolver portion of our bank credit facility, to finance our share of the California Newspapers Partnership’s purchase of the San Jose Mercury News and Contra Costa Times.

•	On September 29, 2006, the California Newspapers Partnership sold the Original Apartment Magazine.

•	On December 15, 2006, we began managing for Hearst the Daily Breeze and three weekly newspapers, published in Torrance, California. The accounting treatment of the Daily Breeze is the same as the St. Paul Pioneer Press and The Monterey County Herald for the reasons previously described. As a result, we began consolidating the financial statements of the Torrance publications beginning December 15, 2006.

•	On February 2, 2007, the California Newspapers Partnership acquired the Santa Cruz Sentinel.

•	On March 30, 2007, we entered into an agreement with Hearst to manage The News-Times (Danbury, Connecticut). Under the agreement, we manage and control both the Connecticut Post (owned by us) and The News-Times (owned by Hearst) and are entitled to 73% of the combined profits and losses generated by the two newspapers. As a result, we began consolidating the operating results of The News-Times and recording minority interest for Hearst’s 27% interest in the combined operations beginning March 30, 2007. In conjunction with entering into the management agreement, we recognized a $27.0 million pre-tax nonmonetary gain on the “sale” of 27% of our interest in the Connecticut Post.

•	In September 2006 and June 2007, we sold office buildings in Long Beach and Woodland Hills, California, respectively. We recognized a $16.7 and $20.7 million pre-tax gain related to the Long Beach and Woodland Hills office building sales, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Revenues
     On a same newspaper basis (after adjusting for the aforementioned transactions), the following changes occurred in our significant revenue categories for the three- and six-month periods ended December 31, 2007 as compared to the same periods in the prior year.
     Advertising Revenues. The aforementioned transactions had the net impact of increasing advertising revenues by $19.2 million and $38.1 million for the three and six months ended December 31, 2007 as compared to the same periods in the prior year. Excluding the aforementioned transactions, advertising revenues decreased 14.0% and 9.7%, respectively, for the three and six months ended December 31, 2007 as compared to the prior year. Advertising revenue decreases from the significant categories for the three- and six-month periods were as follows: retail ((16.0%) and (11.1%)), national ((18.8%) and (11.3%)), classified ((30.3%) and (20.7%)) and preprint advertisers ((4.0%) and 0.5%). Revenues from our Internet operations decreased as well ((8.3%) and (4.9%)) for the three and six months ended December 31, 2007. Within the classified advertising category, we had decreases across all categories including real estate, automotive and employment, with the largest percentage decrease being attributable to real estate.
     Circulation Revenues. The aforementioned transactions had the net impact of increasing circulation revenues by $5.2 million and $16.0 million for the three and six months ended December 31, 2007 as compared to the same periods in the prior year. Excluding the aforementioned transactions, circulation revenues decreased 6.5% and 4.2% for the three and six months ended December 31, 2007 as compared to the prior year. The decrease was primarily due to home delivery pricing pressures at most of our newspapers, which resulted in our offering greater discounts to acquire new and retain existing subscribers in order to help achieve our home delivery goals in certain markets.  In order to offset some of these discounts, we have increased home delivery prices at most of our newspapers.  However, we continue to honor existing subscription rates through expiration, so the impact of these price increases will continue to increase circulation revenue throughout the year as subscriptions renew.  We have also restructured our pricing and/or eliminated certain third party paid circulation, which has resulted in lower circulation volumes and revenues, but eliminated unprofitable circulation by reducing newsprint and delivery costs.  While total circulation volumes have decreased, 26 of our newspapers increased daily circulation in the most recent Audit Bureau of Circulation report for September 30, 2007.
Income from Unconsolidated JOAs
     As noted in our discussion of critical accounting policies, income from unconsolidated JOAs (Denver and Salt Lake City) includes our proportionate share of net income from those JOAs, the amortization of subscriber lists created by the original purchase, editorial costs, miscellaneous revenue and other charges directly attributable to providing editorial content and news for newspapers party to a JOA. The following discussion takes into consideration all of the associated revenues and expenses just described. The results for the three and six months ended December 31, 2007 as compared to the same period in the prior year were positively impacted by a reduction in the accelerated depreciation taken on certain fixed assets at production facilities in Denver that were retired earlier than originally expected due to the construction of a new production facility. The acceleration of depreciation has decreased as the associated assets are fully depreciated. Excluding depreciation and amortization, which were significantly impacted by the effect of accelerated depreciation in the prior year, our share of income from the Denver JOA was up approximately $2.3 million and $3.1 million for the three and six months ended December 31, 2007 as compared to the same periods in the prior year. While the results of the Denver JOA were negatively impacted by a soft advertising market, the impact was offset by lower newsprint prices, reduced newsprint consumption, decreased employee costs and the consolidation of printing operations. The results of the Salt Lake City JOA were up year over year due to a $6.3 million gain recognized related to the December 2007 sale of land and a building in Salt Lake City that was previously used in connection with the JOA. Cost-cutting initiatives did not keep pace with a softening advertising market in Salt Lake City with results down slightly year over year, excluding the gain on sale of assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cost of Sales
     The aforementioned transactions had the net impact of increasing cost of sales by $7.6 million and $14.7 million, respectively, for the three and six months ended December 31, 2007 as compared to the same periods in prior years. Excluding the aforementioned transactions, cost of sales decreased 17.8% and 14.2% for the three and six months ended December 31, 2007 as compared to the prior year. We had decreases in editorial expenses, primarily personnel, and production expenses, due to the consolidation of production facilities in California, which reduced our total employees and overall cost of production. We also had significant decreases in newsprint expense caused by an 14.3% and 9.5% decrease in newsprint prices as compared to the same periods in the prior year. Our average price of newsprint consumed was $544 and $554 per metric ton for the three and six months ended December 31, 2007 as compared to $635 and $612 per metric ton for the prior year. Also contributing to the reduction in newsprint expense was a significant decrease in consumption of approximately 15.5% and 21.0% for the three and six months ended December 31, 2007. The decrease in newsprint consumption was due to volume declines in circulation, press web-width reductions at many of our community newspapers and a decrease in the number of advertising and editorial pages produced on certain days.
Selling, General and Administrative
     The aforementioned transactions had the net impact of increasing SG&A by $11.6 million and $45.4 million for the three and six months ended December 31, 2007 as compared to the prior year. Excluding the aforementioned transactions, SG&A decreased 5.6% and 7.8%. The year over year decrease in SG&A was the result of a combination of cost-cutting initiatives that began in the second half of fiscal year 2007 and continue into fiscal year 2008, which reduced our total employees. We also recognized a curtailment gain upon freezing one of our defined benefit pension plans at the St. Paul Pioneer Press. The first quarter of fiscal 2007 also had several charges that caused SG&A to be above the actual run rate for the six months ended December 31, 2007. These charges totaled $3.2 million and include severance payable to the Company’s former chief operating officer and bonuses awarded to certain officers and employees in connection with the August 2, 2006 acquisitions and related transactions.
Depreciation and Amortization
     Due to the closure of a California Newspapers Partnership production facility in the second quarter 2008, we recognized $6.2 million of accelerated depreciation on the excess machinery and equipment to bring these assets to their estimated realizable value based on the expected proceeds from the sale of the assets.
Interest Expense
     The decrease in interest expense for the three months ended December 31, 2007 was the result of a decrease in the average debt outstanding, offset in part by an increase in the weighted average cost of debt. In conjunction with the September 17, 2007 amendment of our Credit Facility, interest rate margins increased by 50 basis points for all loan tranches effective with the date of the amendment. For the three months ended December 31, 2007, our average debt outstanding decreased $68.5 million, or 5.6%, to $1,155.4 million and our weighted average interest rate increased 10 basis points as compared to the prior year, including the impact of a decrease in LIBOR over the prior year (the average daily one month rate of LIBOR decreased 42 basis points for the three months ended December 31, 2007 as compared to the same period in prior year). The interest rates under our bank credit facility are based on LIBOR, plus a borrowing margin based on our leverage ratio.
     For the six months ended December 31, 2007, the increase in interest expense was the result of an increase in the average cost of debt, offset in part by our decrease in the average debt outstanding. In addition, significant borrowings that impacted the year over year comparison related to the borrowings on February 2, 2007 for our share of CNP’s purchase of the Santa Cruz Sentinel, which were more than offset by our paydowns on debt. Our average debt outstanding decreased $7.4 million or 0.6%, to $1,160.8 million and our weighted average interest rate increased 9 basis points as compared to the prior year, including the impact of a decrease in LIBOR over the prior year (the average daily one-month rate of LIBOR decreased 17 basis points for the six months ended December 31, 2007 as compared to the same period in the prior year.)
Other (Income) Expense, Net
     We include expenses and income items that are not related to current operations in other (income) expense, net.
     The other (income) expenses incurred for the three months ended December 31, 2007 included $(3.8) million of income associated with the recovery of legal fees related to a lawsuit against the former publisher of the St. Paul Pioneer Press, $0.2 million expense related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
$0.5 million related to restructuring operations, primarily consisting of severance, and $1.6 million associated with various other items that were not related to ongoing operations.
     The other (income) expenses incurred for the six months ended December 31, 2007 included $(3.1) million of income principally associated with the recovery of legal fees related to a lawsuit against the former publisher of the St. Paul Pioneer Press, $0.4 million expense related to hedging and investing activities that did not qualify for hedge accounting under SFAS No. 133, $0.8 million related to restructuring operations, primarily consisting of severance, $0.2 million related to the write-off of debt issuance costs associated with our amended bank credit facility and $1.5 million associated with various other expenses that were not related to ongoing operations.
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
     The net cash flows related to operating activities decreased $46.5 million for the six-month period ended December 31, 2007 compared to the comparable prior year period. The majority of the decrease was attributable to changes in operating assets and liabilities associated with the timing of payments of accounts payable and accrued liabilities and the timing of cash receipts. The difference was a net cash outflow of $39.3 million during the six-month period ended December 31, 2007 compared to net cash inflow of $6.9 million in the same period last year.
     The net cash flows related to investing activities increased by $361.3 million for the six-month period ended December 31, 2007 as compared to the comparable prior year period, primarily due to the prior year August 2, 2006 purchase of the San Jose Mercury News and Contra Costa Times, which was offset in part by prior year cash inflows of $33.9 million associated with the sale of Original Apartment Magazine and our building in Long Beach, California. Capital expenditures for the six-month period ended December 31, 2007 were up $3.5 million year over year. We also paid $10.2 million for our investment in Kaango.
     The net cash flows related to financing activities decreased by $325.2 million for the six-month period ended December 31, 2007 compared to the comparable prior year period. In the prior year period, borrowings of approximately $406.3 million were used to fund our share of the August 2, 2006 transactions. Activity for the six-month period ended December 31, 2006 also included normal borrowings and paydowns on long-term debt. Activity for the six-month period ended December 31, 2007 generally included normal borrowings and paydowns on long-term debt and the repurchase of $3.0 million of common stock. Excluding the refinancing costs of the new credit facility, the net repurchase of Class A Common Stock, dividends paid to Class A common stockholders, cash proceeds from the sale of Class C Common Stock to Hearst, the Salt Lake City litigation settlement, the recovery of legal fees related to our lawsuit in St. Paul, Minnesota against a former publisher and the sale of a minority interest in Monterey, we paid down approximately $51.6 million of debt in the current quarter.
Liquidity
     On September 17, 2007, we amended our December 30, 2003 credit agreement (the “Credit Facility”). The amendment changed several provisions, including an increase to the permitted consolidated total leverage ratio and the ratio of consolidated senior debt to consolidated operating cash flow covenants for the remaining life of the Credit Facility (effective June 30, 2007); a decrease to the required ratio of consolidated operating cash flow to consolidated fixed charges for the quarters ended September 30 and December 31, 2007; and a voluntary reduction to the commitments under the revolver to $235.0 million from the previous $350.0 million effective October 1, 2007. As a result of the amendment, interest rate margins increased by 50 basis points for all loan tranches under the Credit Facility, effective with the date of the amendment. Certain other definitional and minor structural changes were also made to the Credit Facility. An amendment fee of 0.25% was paid to all consenting lenders upon closing of the amendment. The amendment maintained the revolving credit facility

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(reduced to $235.0 million effective October 1, 2007), the $100.0 million term loan “A,” the $147.3 million term loan “B” and the $350.0 million term loan “C.” Any payments on the term loans cannot be reborrowed, regardless of whether such payments are scheduled or voluntary. On December 31, 2007, the balances outstanding under the revolving credit portion of the Credit Facility, term loan “A,” term loan “B” and term loan “C” were $41.1 million, $100.0 million, $143.6 million and $344.8 million, respectively. The amount available under the revolving portion of the Credit Facility, net of letters of credit, was $176.8 million at December 31, 2007. The total amount we can borrow at any point in time under the revolving credit portion of the bank credit facility may be reduced by limits imposed by the financial covenants of our various debt agreements.
     S.F. Holding Corporation (“Stephens”), a 26.28% partner in the California Newspapers Partnership (“CNP”) and a 32.64% partner in the Monterey Newspapers Partnership (“Monterey”), has a right to require the CNP and Monterey partnerships to redeem their respective interests in CNP and Monterey at their fair market value (plus interest through closing). If such right is exercised, Stephens’ interest must be redeemed within two years of the determination of the respective partnership’s fair market value. We are not currently aware of any intentions on the part of Stephens to exercise its puts. No amounts are recorded in our financial statements related to potential liability associated with Stephens’ right to put its interest in each partnership to the CNP and Monterey partnerships.
     In September 2005, the management committee of the Denver JOA authorized the incurrence of up to $150.0 million of debt by the Denver JOA to finance furniture, fixtures and computers for its new office building and new presses and related equipment and building costs related to consolidation of two existing production facilities into one for the Denver JOA. We own a 50% interest in the Denver JOA. As of December 31, 2007, our share of the debt incurred by the Denver JOA under the $150.0 million credit facility was approximately $65.3 million. This debt is not reflected in our consolidated financial statements. The Denver JOA debt is non-recourse to MediaNews and is an unsecured obligation of the Denver JOA.
     As of December 31, 2007, we were in compliance with all of our financial covenants under the Company’s bank credit facility (as amended) and subordinated note agreements. In order to remain in compliance with our bank credit facility covenants in the future. We need to increase or maintain our existing “Consolidated Operating Cash Flow” as defined in our credit agreements and/or reduce our total debt outstanding. The indentures governing our senior subordinated debt provide that with certain exceptions, we may incur debt only if, after giving effect to such incurrence, our leverage ratio (the ratio of our debt to operating cash flow) is 6.75 or less. Such limitation does not apply to certain borrowings, including (i) borrowings under our senior debt facility to the extent not exceeding $750 million, (ii) incurrence of up to $50 million of capitalized lease and purchase money obligations, (iii) certain pre-existing debt of acquired businesses or companies, (iv) other borrowings of up to $50 million and (v) refinancings of certain debt. At February 14, 2008, borrowings under our senior debt facility amounted to $645.7 million. At December 31, 2007, our leverage ratio for purposes of our Indentures was 6.61. Under our senior credit facility, for the quarter ended December 31, 2007, we are required to maintain a leverage ratio of 6.75 or less. At December 31, 2007, our total leverage ratio for purposes of our senior credit facility was 6.53.
     Our ability to service our debt and fund planned capital expenditures depends on our ability to continue to generate operating cash flows in the future. Based on current levels, we believe our cash flow from operations, available cash and available borrowings under our bank credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.
     We estimate minimum contributions to our defined benefit pension plans in fiscal year 2008 will be approximately $9.0 million to $10.0 million. We have made contributions of approximately $4.2 million through December 31, 2007.
Off-Balance Sheet Arrangements and Contractual Obligations
     Our various contractual obligations and funding commitments related to our long-term debt have not materially changed since our Annual Report on Form 10-K for the year ended June 30, 2007.
Near-Term Outlook
Newsprint Prices
     North American newsprint prices began increasing in December 2007 and are expected to increase each month during our fiscal 2008 third quarter. We expect the average price per ton in the March 2008 quarter will be higher compared to the same quarter of the prior year. The January 2008 RISI (“Resource Information Systems, Inc.”) price index for 30-pound newsprint was $595 per metric ton compared to $623 per metric ton in January 2007. As a large buyer of newsprint, our cost of newsprint continues to be well below the RISI price index.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE OF MARKET RISK
Debt
     We are exposed to market risk arising from changes in interest rates associated with our bank debt, which includes the bank term loans and the revolving credit portion of our bank credit facility. Our bank debt bears interest at rates based upon, at our option, Eurodollar or prime rates, plus a spread based on our leverage ratio. The nature and position of our bank debt has not materially changed from the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2007 as the disclosure included the September 17, 2007 changes to the interest rate margins. The estimated fair value of our fixed rate senior subordinated notes has decreased from $382.9 million at June 30, 2007 to $277.5 million at December 31, 2007.
Newsprint
     See Near-Term Outlook for further discussion regarding newsprint prices.

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
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA (Non-GAAP measure).

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
		(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$21,034	$12,542	$19,265	$65,727

Net Change in Operating Assets and Liabilities	19,563	25,130	39,318	(6,929)
Distributions of Net Income Paid to Minority Interest	12,588	20,984	25,519	34,335
Distributions of Net Income from Unconsolidated JOAs	(17,413)	(12,488)	(26,848)	(21,944)
Distributions of Net Income from Equity Investments	(134)	(325)	(140)	(950)
Interest Expense	20,524	21,335	41,209	40,584
Bad Debt Expense	(5,162)	(3,105)	(8,464)	(5,870)
Pension Expense, Net of Cash Contributions	3,882	3,244	6,204	4,241
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(b)	4,473	12,412	15,486	24,543
Net Cash Related to Other (Income), Expense	3,605	(630)	3,311	(6,549)

Adjusted EBITDA	62,960	79,099	114,860	127,188
Minority Interest in Adjusted EBITDA	(21,815)	(27,066)	(40,378)	(45,259)
Combined Adjusted EBITDA of Unconsolidated JOAs	11,718	9,548	20,036	16,291
EBITDA of Prairie Mountain Publishing Company(c)	611	438	1,205	1,050

Adjusted EBITDA Available to Company	$53,474	$62,019	$95,723	$99,270

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership, the Texas-New Mexico Newspapers Partnership and the Monterey Newspapers Partnership (beginning October 20, 2007), our less than 100% owned consolidated subsidiaries as well as the Connecticut newspapers (beginning March 30, 2007) (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our combined proportionate share of the Adjusted EBITDA generated by our unconsolidated JOAs in Denver and Salt Lake City (“Combined Adjusted EBITDA of Unconsolidated JOAs”); and (iii) increasing Adjusted EBITDA by our proportionate share of EBITDA of the Prairie Mountain Publishing Company (see footnote (c)).

(b)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(c)	EBITDA of Prairie Mountain Publishing Company. The Prairie Mountain Publishing Company agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 50% share of the EBITDA of the Prairie Mountain Publishing Company has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis. Dollar amounts shown are in thousands.

	Three Months Ended December 31, 2007
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$345,246	$69,262	$414,508

Income from Unconsolidated JOAs	12,510	(12,510)	—

Cost of Sales	101,554	24,437	125,991
Selling, General and Administrative	180,732	33,107	213,839
Depreciation and Amortization	26,582	4,353	30,935
Interest Expense	20,524	728	21,252
Other (Income) Expense, Net	(1,507)	462	(1,045)

Total Costs and Expenses	327,885	63,087	390,972

Gain (Loss) on Sale of Assets, Net	12,524	6,335	18,859

Net Income	17,350	—	17,350

Adjusted EBITDA(2)	$62,960	$11,718	$74,678

	Six Months Ended December 31, 2007
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$679,959	$136,183	$816,142

Income from Unconsolidated JOAs	13,720	(13,720)	—

Cost of Sales	203,599	48,690	252,289
Selling, General and Administrative	361,500	67,457	428,957
Depreciation and Amortization	44,440	10,724	55,164
Interest Expense	41,209	1,415	42,624
Other (Income) Expense, Net	(154)	514	360

Total Costs and Expenses	650,594	128,800	779,394

Gain (Loss) on Sale of Assets, Net	12,487	6,337	18,824

Net Income	16,340	—	16,340

Adjusted EBITDA(2)	$114,860	$20,036	$134,896

	Three Months Ended December 31, 2006
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$372,461	$77,054	$449,515

Income from Unconsolidated JOAs	804	(804)	—

Cost of Sales	116,784	30,584	147,368
Selling, General and Administrative	176,578	36,922	213,500
Depreciation and Amortization	18,608	7,367	25,975
Interest Expense	21,335	489	21,824
Other (Income) Expense, Net	(5,712)	692	(5,020)

Total Costs and Expenses	327,593	76,054	403,647

Gain (Loss) on Sale of Assets, Net	(66)	(196)	(262)

Net Income	12,958	—	12,958

Adjusted EBITDA(2)	$79,099	$9,548	$88,647

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION

	Six Months Ended December 31, 2006
		Unconsolidated
	As Presented	JOAs Pro-Rata	As Presented on a
	Under GAAP	Adjustment(1)	Pro-Rata Basis
Total Revenues	$667,763	$150,682	$818,445

Loss from Unconsolidated JOAs	(1,541)	1,541	—

Cost of Sales	211,808	60,840	272,648
Selling, General and Administrative	328,767	73,551	402,318
Depreciation and Amortization	34,999	15,213	50,212
Interest Expense	40,584	1,094	41,678
Other (Income) Expense, Net	(11,225)	1,137	(10,088)

Total Costs and Expenses	604,933	151,835	756,768

Gain (Loss) on Sale of Assets, Net	16,264	(388)	15,876

Net Income	26,276	—	26,276

Adjusted EBITDA(2)	$127,188	$16,291	$143,479

Footnotes for tables above.

(1)	Unconsolidated JOAs Pro-Rata Adjustment. The adjustment to pro-rata consolidate our unconsolidated JOAs includes our proportionate share, on a line item basis, of the income statements of our unconsolidated JOAs (Denver and Salt Lake City). Our interest in the earnings of the Salt Lake City JOA is 58%, while our interest in the Denver Newspaper Agency is 50%. This adjustment also includes the editorial costs, revenues received outside of these JOAs, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of the components of this adjustment.

(2)	Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure.

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL INFORMATION
Reconciliation of Cash Flows from Operating Activities (GAAP measure) to Adjusted EBITDA presented on a pro-rata consolidation basis (Non-GAAP measure).

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
		(Dollars in thousands)
NON-GAAP FINANCIAL DATA(a)
Cash Flows from Operating Activities (GAAP measure)	$21,034	$12,542	$19,265	$65,727

Net Change in Operating Assets and Liabilities	19,563	25,130	39,318	(6,929)
Distributions of Net Income Paid to Minority Interest	12,588	20,984	25,519	34,335
Distributions of Net Income from Unconsolidated JOAs	(17,413)	(12,488)	(26,848)	(21,944)
Distributions of Net Income from Equity Investments	(134)	(325)	(140)	(950)
Interest Expense	20,524	21,335	41,209	40,584
Bad Debt Expense	(5,162)	(3,105)	(8,464)	(5,870)
Pension Expense, Net of Cash Contributions	3,882	3,244	6,204	4,241
Net Cash Related to Other (Income), Expense	3,605	(630)	3,311	(6,549)
Combined Adjusted EBITDA of Unconsolidated JOAs(b)	11,718	9,548	20,036	16,291
Direct Costs of the Unconsolidated JOAs, Incurred Outside of the Unconsolidated JOAs(c)	4,473	12,412	15,486	24,543

Adjusted EBITDA	74,678	88,647	134,896	143,479
Minority Interest in Adjusted EBITDA	(21,815)	(27,066)	(40,378)	(45,259)
EBITDA of Prairie Mountain Publishing Company (d)	611	438	1,205	1,050

Adjusted EBITDA Available to Company	$53,474	$62,019	$95,723	$99,270

Footnotes for table above.

(a)	Non-GAAP Financial Data. Adjusted EBITDA and Adjusted EBITDA Available to Company are not measures of performance recognized under GAAP. However, we believe that they are indicators and measurements of our leverage capacity and debt service ability. Adjusted EBITDA and Adjusted EBITDA Available to Company should not be considered as an alternative to measure profitability, liquidity, or performance, nor should they be considered an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in our condensed consolidated financial statements. Adjusted EBITDA is calculated by deducting cost of sales and SG&A expense from total revenues. Adjusted EBITDA Available to Company is calculated by: (i) reducing Adjusted EBITDA by the minority interest in the Adjusted EBITDA generated from the California Newspapers Partnership, the Texas-New Mexico Newspapers Partnership and the Monterey Newspapers Partnership (beginning October 20, 2007), our less than 100% owned consolidated subsidiaries as well as the Connecticut newspapers (beginning March 31, 2007) (“Minority Interest in Adjusted EBITDA”); (ii) increasing Adjusted EBITDA by our proportionate share of the EBITDA of the Prairie Mountain Publishing Company (see footnote (d)). Note that pro-rata consolidation already takes into account our proportionate share of the results from our unconsolidated JOAs (Denver and Salt Lake City).

(b)	Combined Adjusted EBITDA of Unconsolidated JOAs. Calculated by deducting cost of sales and SG&A expense from total revenues from the Unconsolidated JOAs Pro-Rata Adjustment column presented under “— Reconciliation of Income Statement Data presented on a historical GAAP basis to Non-GAAP Income Statement Data presented on a pro-rata consolidation basis.”

(c)	Direct Costs of the Unconsolidated JOAs Incurred Outside of the Unconsolidated JOA. Includes the editorial costs, revenues received outside of the JOA, depreciation, amortization, and other direct costs incurred outside of the JOAs by our consolidated subsidiaries associated with The Salt Lake Tribune and The Denver Post. See Note 1: Significant Accounting Policies and Other Matters — Joint Operating Agencies and Note 3: Denver and Salt Lake City Joint Operating Agencies in the notes to our condensed consolidated financial statements for further description and analysis of this adjustment.

(d)	EBITDA of Prairie Mountain Publishing Company. The Prairie Mountain Publishing Company agreement requires the partnership to make distributions equal to the earnings of the partnership before depreciation and amortization (EBITDA). Our 50% share of Prairie Mountain Publishing Company has been included in Adjusted EBITDA Available to Company, as it is an integral part of our cash flows from operations as defined by our debt covenants.

EXHIBIT INDEX
Exhibits

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant's Form 10-Q for the period ended September 30, 2007)

3.2	Amended and Restated Bylaws of MediaNews Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s June 30, 2005 Form 10-K)

4.1	Registration Rights Agreement dated May 20, 1994, between Affiliated Newspapers Investments, Inc. (the predecessor to the registrant) and BT Securities Corporation (incorporated by reference to Exhibit 4.3 to Form S-1/A of Affiliated Newspapers Investments, Inc., filed May 6, 1994 (File No. 33-75158))

4.2	Indenture dated as of November 25, 2003 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.3	Form of MediaNews Group, Inc.’s 6 7/8% Senior Subordinated Notes due 2013 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 8-K filed January 14, 2004)

4.4	Indenture dated as of January 26, 2004 between MediaNews Group, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

4.5	Form of MediaNews Group, Inc.’s 6 3/8% Senior Subordinated Notes due 2014 (contained in the Indenture filed as Exhibit 4.4 to the registrant’s Form 10-Q for the period ended December 31, 2003)

10.1	Seventh Amendment to Credit Agreement dated as of September 17, 2007, by and among MediaNews Group, Inc., the guarantors party thereto, the lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-Q for the period ended September 30, 2007)

10.2	Shareholders’ Agreement effective as of October 19, 2007, between the Company, holders of approximately 93.1% of its Class A Common Stock and The Hearst Corporation (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-Q for the period ended September 30, 2007)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002