Form 10-K/A
period 2007-06-30
MEDIANEWS GROUP INC
filed 2008-03-28
CIK 918944

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

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer X (Do not check if a smaller reporting company)	Smaller Reporting Company ___
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ___ No X
     State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
     Not applicable as there is no active market for our common equity.
     The number of shares outstanding of the registrant’s Class A and Class C common stock as of March 27, 2008 was 2,278,352 and 100, respectively.
Documents Incorporated By Reference: None
*The registrant’s duty to file reports with the Securities and Exchange Commission has been suspended in respect of its fiscal year commencing July 1, 2007 pursuant to Section 15(d) of the Securities Exchange Act of 1934. The registrant is filing this Annual Report on Form 10-K on a voluntary basis.

Item 15. and Exhibits Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

EXPLANATORY NOTE
     This Form 10-K/A is being filed for the sole purpose of including in MediaNews Group, Inc.’s Form 10-K for the year ended June 30, 2007 the audited financial statements of Denver Newspaper Agency LLP (“DNA” or “Denver JOA”) for the years ended December 31, 2007, 2006 and 2005 as required by Rule 3-09 of Regulation S-X. DNA is the managing entity of a Joint Operating Agency (JOA) agreement between The Denver Post Corporation (a wholly owned subsidiary of MediaNews Group, Inc.) and the E.W. Scripps Company (owner of the Rocky Mountain News). Under the terms of the JOA agreement, DNA is responsible for performing all the business functions of The Denver Post and the Rocky Mountain News, including advertising and circulation sales, production and distribution. News and editorial costs related to The Denver Post are performed separately from DNA and are the sole responsibility of The Denver Post Corporation. Similarly, news and editorial costs related to the Rocky Mountain News are the sole responsibility of E.W. Scripps Company, the other party to the JOA. Earnings of DNA are allocated 50% to The Denver Post Corporation and 50% to E.W. Scripps Company. Item 15 is also amended to include the list of DNA financial statements being filed herewith and the related independent auditor’s report and certifications by the Chief Executive Officer, President, and the Chief Financial Officer of MediaNews Group, Inc. Summarized results of the Denver JOA were disclosed in our June 30, 2007 Form 10-K. No other information contained in MediaNews Group’s Form 10-K for the year ended June 30, 2007, has been updated or amended by this Form 10-K/A.
Item 15. and Exhibits Financial Statement Schedules
(a)	The following financial statements and exhibits are filed as part of this report
1.	Denver Newspaper Agency LLP Financial Statements

Report of Independent Auditors (Ernst & Young LLP)

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

3.	Exhibits
See accompanying index to exhibits on page 32.

Consolidated Financial Statements
The Denver Newspaper Agency LLP
As of December 31, 2007 and 2006 and for the
years ended December 31, 2007, 2006 and 2005

THE DENVER NEWSPAPER AGENCY LLP
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

REPORT OF INDEPENDENT AUDITORS
The Management Committee
The Denver Newspaper Agency LLP
     We have audited the accompanying consolidated balance sheets of The Denver Newspaper Agency LLP and subsidiary (the Partnership) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership and subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with United States generally accepted accounting principles.
     As discussed in Notes 1 and 8 to the consolidated financial statements, effective December 31, 2007, the Partnership adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).

/s/ ERNST & YOUNG LLP

Ernst & Young LLP
March 27, 2008
Denver, Colorado

THE DENVER NEWSPAPER AGENCY LLP
CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
	(In Thousands)

Assets
Current assets:
Cash	$70	$—
Trade accounts receivable, net of allowance for doubtful accounts of $1,539 and $1,529 as of December 31, 2007 and 2006, respectively	47,552	51,783
Due from partners	2,474	2,575
Other receivables	1,173	2,774
Inventories	6,243	10,827
Prepaid expenses	4,826	3,598

Total current assets	62,338	71,557

Property and equipment, net	191,058	154,396
Prepaid pension costs	9,449	7,292
Other assets	2,672	4,580

	$265,517	$237,825

Liabilities and partners’ equity
Current liabilities:
Trade accounts payable	$424	$1,676
Trade accounts payable – related party	3,974	6,368
Accrued compensation	6,032	7,343
Deferred revenue	15,172	15,424
Accrued expenses	27,621	17,954
Overnight and other short-term borrowings	421	4,230
Current portion of capital lease obligations	1,251	1,097

Total current liabilities	54,895	54,092

Capital lease obligations	3,192	3,871
Long-term debt	130,500	75,500
Accrued pension and other postretirement benefits	12,636	13,536
Other liabilities	4,270	2,677
Partners’ equity	60,024	88,149

	$265,517	$237,825

See accompanying notes.

THE DENVER NEWSPAPER AGENCY LLP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2007	2006	2005
	(In Thousands)

Operating revenue, net:
Advertising	$291,838	$339,450	$365,266
Circulation	48,970	48,483	47,645
Other	22,310	21,055	18,825

Total operating revenue	363,118	408,988	431,736

Operating expenses:
Payroll and benefits	114,963	131,541	128,316
Newsprint and ink	55,071	78,797	81,117
Marketing, general, and administrative	125,414	131,413	131,897
Depreciation and amortization	35,716	45,675	43,094

Total operating expenses	331,164	387,426	384,424

Operating income	31,954	21,562	47,312
Other expense, net	(4,558)	(3,013)	(115)

Net income	$27,396	$18,549	$47,197

See accompanying notes.

THE DENVER NEWSPAPER AGENCY LLP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

	Years Ended December 31
	2007	2006	2005
	(In Thousands)

Balance, beginning of period	$88,149	$126,641	$155,734
Net income	27,396	18,549	47,197
Net change in other comprehensive income:
Pension and postretirement plan adjustment	8,714	6,625	2,061
Unrealized loss (gain) on interest rate swap decrease (increase)	(2,240)	734	649

Total comprehensive income	33,870	25,908	49,907
Pension and postretirement plan adjustment to accumulated other comprehensive loss related to adoption of SFAS No. 158	(3,795)	—	—
Distributions to partners	(58,200)	(64,400)	(79,000)

Balance, end of period	$60,024	$88,149	$126,641

See accompanying notes.

THE DENVER NEWSPAPER AGENCY LLP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2007	2006	2005
	(In Thousands)

Operating activities
Net income	$27,396	$18,549	$47,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,716	45,675	43,094
(Gain) loss on sale of property and equipment	150	823	(15)
Provision for bad debts	696	940	823
Changes in operating assets and liabilities:
Trade accounts and other receivables	3,730	376	(5,071)
Inventories	4,584	3,217	(4,642)
Prepaid expenses and other assets	(1,490)	(556)	(1,245)
Trade accounts payable and accrued liabilities	6,325	6,121	(2,578)
Related party and other affiliates	(889)	(4,567)	4,776
Deferred revenue	(253)	(2,520)	1,623
Changes in other assets and liabilities	3,640	1,713	2,310

Net cash provided by operating activities	79,605	69,771	86,272

Investing activities
Purchases of property and equipment	(64,806)	(15,585)	(15,411)
Construction in progress	(7,864)	(97,024)	(32,229)
Proceeds from payment on notes receivable	513	—	—
Proceeds from sale of property and equipment	157	89,062	116

Net cash used in investing activities	(72,000)	(23,547)	(47,524)

Financing activities
Proceeds from borrowings	51,190	106,450	37,729
Capital lease payments	(525)	(1,122)	(841)
Long-term debt repayments	—	(87,152)	—
Distributions to partners	(58,200)	(64,400)	(79,000)

Net cash used in financing activities	(7,535)	(46,224)	(42,112)

Net increase (decrease) in cash and cash equivalents	70	—	(3,364)
Cash and cash equivalents at beginning of year	—	—	3,364

Cash and cash equivalents at end of year	$70	$—	$—

Supplemental disclosure of cash flow information
Interest, paid in cash	$4,794	$1,744	$413
Interest received, paid in cash	(542)	(306)	(282)
Equipment acquired via capital lease	605	1,116	891
See accompanying notes.

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
1. Organization and Summary of Significant Accounting Policies
Nature of Business
     The Denver Newspaper Agency LLP (the Agency) and its wholly owned subsidiary DNACA, LLP (DNACA) (collectively referred to as the Partnership), publishes The Denver Post and the Rocky Mountain News and manages the related business operations. The Agency is a limited liability partnership which was formed on January 23, 2001, under a joint operating agency (JOA) agreement between the Denver Publishing Company owned 100% by E.W. Scripps Company (Scripps), owner of The Rocky Mountain News and The Denver Post Corporation (DPC), owner of The Denver Post, in accordance with The Newspaper Preservation Act of 1970. MediaNews Group, Inc. (MNG) owns 100% of DPC. The Newspaper Preservation Act of 1970 provides a limited exemption from antitrust laws and permits, under certain circumstances, the formation of JOAs between newspapers. A JOA combines the business operations, including administration, circulation, printing, and marketing, of competing newspapers in a market to allow the continuing operation of both newspapers with separate editorial voices. Editorial costs are incurred directly by Scripps and MNG. The JOA agreement was approved by the United States Attorney General in January of 2001 and continues for 50 years. The Agency is operated under The Denver Newspaper Agency Limited Liability Partnership Operating Agreement, as amended, and The Denver Newspaper Agency Joint Operating Agreement.
     In April 2004, the Agency created DNACA as a part of build to suit office building construction (see Note 5). DNACA served as the construction agent for the construction of a new headquarters building for the Partnership. This entity remained intact through 2007 as several payments and warranties related to the new office building were still outstanding.
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
     Approximately 85% of the Partnership’s workforce is comprised of employees covered under collective bargaining agreements. The majority of the collective bargaining agreements covering these employees expire in October 2009.
Trade Accounts Receivable
     Trade accounts receivable are generated from advertisers, commercial printing customers, single copy newspaper outlets, newspaper subscribers, and independent newspaper delivery contractors. The Partnership extends unsecured credit to the majority of its customers. The Partnership continually reviews credit limits, sets and maintains credit standards, and manages the overall quality of the credit portfolio. The Partnership maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on the analysis of accounts receivable agings and specific identification of accounts, which are unlikely to be collected.
Inventories
     Inventories consist primarily of newsprint and are stated at the lower of cost, using the first-in, first-out method, or market.

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Organization and Summary of Significant Accounting Policies (continued)
Property and Equipment
     Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years (see Note 2). Property and equipment at December 31, 2007 and 2006, consisted of the following (in thousands):

	2007	2006

Land and improvements	$10,907	$10,960
Buildings and improvements	93,647	73,050
Machinery and equipment	161,925	232,285
Computer software	20,505	27,629
Construction in progress	7,864	70,079

	294,848	414,003
Less accumulated depreciation and amortization	(103,790)	(259,607)

Net property and equipment	$191,058	$154,396

As a result of the commencement of a consolidated printing plant project in 2004, the Partnership reevaluated and shortened the depreciable asset lives of its existing production plant and equipment (see Note 2).
Internal Use Software
     The Partnership accounts for internal use software in accordance with the AICPA’s Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires costs of software developed for internal use to be capitalized during the application development stage. Software costs capitalized were $664,000, $1,479,000 and $1,271,000 for the years ended December 31, 2007, 2006 and 2005, respectively. These capitalized software costs are being amortized over the estimated useful life of the software.

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Organization and Summary of Significant Accounting Policies (continued)
Workers’ Compensation and Other Self Insurance
     The Partnership is responsible for workers’ compensation claims and medical claims up to certain limits above which insurance has been obtained. The Partnership has recorded an estimated liability for claims which have been reported but not yet paid as well as for claims which have been incurred but not reported as of December 31, 2007 and 2006. Liabilities for unpaid claims are estimated based upon historical experience. At December 31, 2007 and 2006, the Partnership accrued $329,000 and $509,000, respectively, for unpaid and incurred workers’ compensation claims and $628,000 and $590,000, respectively, for unpaid and incurred medical claims.
Revenue Recognition
     Advertising revenues are recognized when the advertisements are published. Circulation revenues are recognized when the newspapers are delivered to individual subscribers or sold to independent distributors for resale.
     The Partnership enters into contractual agreements with certain customers which provide for certain rates based upon committed advertising volume over the term of the contract. Such customers are eligible for a rebate, or are qualified for an improved advertising rate for future contracts, if advertising volume surpasses the commitment level. The Partnership records estimated rebates as reductions of revenue at the time the related revenue is recorded. Anticipated rebates are accrued on the Partnership’s consolidated balance sheets and totaled $259,000 and $339,000 at December 31, 2007 and 2006, respectively.
     Deferred revenue represents amounts received from subscribers in advance of delivery of newspapers and is recorded as deferred revenue until the related newspapers are delivered. It also includes amounts received from advertisers in advance of publication of their advertising by the Partnership.
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

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Organization and Summary of Significant Accounting Policies (continued)
Comprehensive Income
     Comprehensive income consists of the net income and other gains and losses affecting partners’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. For the Partnership, other comprehensive income or loss consists of adjustments related to pension and postretirement plans and unrealized (income) loss on interest rate swaps that are accounted for as cash flow hedges. Accumulated other comprehensive loss is comprised as follows:

	2007	2006	2005

Pension and post-retirement plan adjustment	$3,795,000	$8,714,000	$15,339,000
Unrealized (income) loss on interest rate swap	2,036,000	(204,000)	530,000

	$5,831,000	$8,510,000	$15,869,000

Advertising
     Advertising costs are expensed as incurred and are included in marketing, general, and administrative expenses in the accompanying consolidated statements of income. Amounts expensed as advertising costs are $7,857,000, $8,880,000 and $10,570,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Litigation
     The Partnership, from time to time, is involved in various lawsuits incidental to the ordinary course of business, including complaints alleging discrimination. Management believes that the ultimate outcome of any existing litigation will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Partnership.
Impairment of Long-Lived Assets
     The Partnership periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from use of such asset is less than its carrying amount. In that event, a loss is recognized based on the amount by which the

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Organization and Summary of Significant Accounting Policies (continued)
carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. During the years ended December 31, 2007, 2006 and 2005, respectively, management determined no write-down related to impairment was necessary.
Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement of Financial Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS No. 158”), and it was effective for the Partnership’s annual fiscal year ending December 31, 2007. The standard requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position. Funded status is the difference between the projected benefit obligation and the market value of plan assets for defined benefit pension plans and is the difference between the accumulated benefit obligation and the market value of plan assets (if any) for other postretirement benefit plans. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through other comprehensive income.
     As a result of the adoption of SFAS No. 158, the prepaid asset related to the Partnership’s overfunded defined benefit pension plan decreased by $1,614,000, liabilities related to the Partnership’s other defined benefit pension and postretirement plans increased by $2,181,000, and the Partnership’s accumulated other comprehensive income decreased by approximately $3,795,000 as of December 31, 2007. A portion of the change in accumulated other comprehensive income related to the adoption of SFAS No. 158 will be recognized in the statement of operations as a component of net periodic pension benefit income in future periods. Such amount is estimated to be approximately $677,000 in 2008. See Note 8 for detailed disclosure regarding the adoption of SFAS No. 158.
     In addition, this statement requires companies to measure plan assets and obligations at the date of their year-end statement of financial position, with limited exceptions. This measurement date provision will be effective for the Partnership’s annual 2008 year-end financial statements.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Organization and Summary of Significant Accounting Policies (continued)
standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or for the Partnership, January 1, 2008. For certain non-financial assets and non-financial liabilities, the effective date of SFAS No. 157 has been deferred. The Partnership is in the process of evaluating what impact, if any, SFAS No. 157 is expected to have on the Partnership’s financial position and results of operations.
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 requires all subsequent changes in fair value for that instrument be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or for the Partnership, beginning January 1, 2008. The Partnership is in the process of evaluating whether it will adopt the elective provisions of SFAS No. 159.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with earlier adoption permitted. The Partnership expects to adopt the standard in its 2009 fiscal year.
2. Consolidated Printing Plant Project
     In October 2005, the Partnership committed to a plan to purchase new high-speed printing presses, additional packaging equipment, and expand an existing production facility in order to consolidate the majority of all production operations into a single location by December 31, 2007. The total estimated cost of the project is approximately $135,000,000 and includes an estimated cost for new equipment of $114,000,000 and building construction modifications of $21,000,000. The consolidation of the printing facilities enables the Partnership to print The

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Consolidated Printing Plant Project (continued)
Denver Post and The Rocky Mountain News at the same facility. The cost of the project was being financed under the credit facility arrangements discussed in Note 3. During the years ended December 31, 2007, 2006 and 2005, approximately $1,632,000, $2,483,000 and $41,000, respectively, of interest was capitalized with respect to the printing plant project and is included in property and equipment.
     As a result of the commencement of the consolidated printing plant project, the Partnership reevaluated and shortened the depreciable asset lives of the existing production plant and equipment. The Partnership recorded additional accelerated depreciation of $3,409,000, $24,270,000 and $24,356,000 as a result of the shortened useful lives of these assets in 2007, 2006 and 2005, respectively, resulting in a net book value of $0 as of December 31, 2007.
     The printing consolidation project was completed and placed into service on December 24, 2007.
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
     Under the Revolver, the Partnership may obtain letters of credit not exceeding $75 million and swingline loans not exceeding $15 million. As of December 31, 2007, the Partnership had swingline borrowings of $421,000 included as overnight and other short-term borrowings on the accompanying consolidated balance sheets.
     Interest is based on the LIBOR rate plus a margin rate. The margin rate is based on the Partnership’s leverage ratio, as defined, and ranges from 0.40% to 0.70%. Alternatively, at the Partnership’s option, interest can be calculated at the margin rate plus the higher of: (a) the annual floating rate established by Wells Fargo Bank, National Association, in San Francisco, California, as its “prime rate” for domestic (United States) commercial loans in effect on such day, or (b) the annual floating rate equal to one-half of one percent (.50%) in excess of the federal funds effective rate on such day. In addition to interest due on any amounts outstanding, the Partnership is also responsible for certain commitment fees in the approximate amount of

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Credit Facility Arrangements (continued)
$36,000, letter of credit fees in the approximate amount of $208,000 and agency fees in the approximate amount of $20,000. Outstanding borrowings under the Revolver amounted to $130.5 million at December 31, 2007. As of December 31, 2007, the Partnership’s borrowings under this arrangement were at an aggregate effective interest rate of approximately 5.8%. After including the impact of the interest rate swaps (see Note 7), the effective interest rate was approximately 5.6%.
     Under the terms of the Revolver, the Partnership is required to meet, and at December 31, 2007, is in compliance with, the following financial covenants:
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

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Leases (continued)

	Capital Lease	Operating
	Obligations	Leases

Year ended December 31:
2008	$1,578	$9,551
2009	1,528	8,588
2010	761	7,610
2011	434	7,135
Thereafter	1,093	131,068

	5,394	$163,952

Less amount representing interest	951

Total principal	4,443
Less current portion	1,251

Long-term portion	$3,192

     At December 31, 2007 and 2006, the gross book value of equipment under capital lease was $10,134,000 and $9,752,000 with a net carrying amount of $3,482,000 and $4,071,000, respectively. The interest rates associated with these capital leases range from 5% to 16% per annum. Amortization of assets recorded under capital leases is recorded as depreciation expense in the consolidated statements of income. Rental expense under operating leases for the years ended December 31, 2007, 2006 and 2005, was $11,902,000, $11,428,000 and $9,002,000, respectively. Included in rent expense for the year ended December 31, 2006, was $995,000 paid in conjunction with the early lease termination of one of the Partnership’s office locations. The Partnership receives rental income from leasing a portion of its new headquarters facility to MNG as discussed in Note 12. Rental income from retail tenants within the building was $101,000 and $13,000 in 2007 and 2006, respectively.
5. Construction Financing Arrangement
     On April 6, 2004, the Partnership entered into an arrangement to acquire land and construct a downtown office facility. The Partnership selected a lease financing arrangement during the construction period to take advantage of the favorable financing rates.

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Construction Financing Arrangement (continued)
     The construction financing arrangement and related lease had interest-only payments at LIBOR plus approximately 80 basis points. At September 29, 2006, the lease principal was paid off in full. During the years ended December 31, 2007, 2006 and 2005, approximately $0, $3.9 million and $1.7 million, respectively, of interest was capitalized in conjunction with the construction financing of the downtown office facility.
6. Sale Leaseback Transaction
     During the year ended December 31, 2006, the Partnership sold its headquarters’ property and simultaneously leased it back from the purchaser. The property subject to this sale had a carrying value of approximately $89.4 million. Net proceeds related to this transaction amounted to approximately $89.0 million. The proceeds were used to pay off the related construction loan of approximately $87.2 million and the Partnership recorded a loss of approximately $0.4 million for the year ended December 31, 2006. The Partnership entered into a 23-year lease in conjunction with the sale leaseback arrangement. Future minimum lease payments under this noncancelable operating lease are included in the amounts disclosed in Note 4.
7. Derivative Financial Instruments
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
     At December 31, 2007 and 2006, the Partnership had interest rate swap agreements with a notional amount of $60,000,000. Under the agreements, beginning October 2006 and through November 2011, the Partnership will receive payments based on LIBOR and make payments based on fixed rates ranging from 4.670% to 5.095% (weighted-average of 4.992%). For the years ended December 31, 2007 and 2006, the Partnership received net settlements of $223,000. The contracts were originally entered into to partially protect against the cash flow variability of the interest payments relating to the construction financing arrangement discussed in Note 5. In October 2006, the Partnership redesignated the hedge agreement as protection against the cash flow variability of the interest payments relating to the Revolver borrowings, which were primarily being used to finance the consolidated printing plant project referenced in Note 2.

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Derivative Financial Instruments (continued)
     The contracts are expected to provide an economic hedge against the impact of changes in LIBOR and the contracts qualify as a cash flow hedge. The estimated fair value of the contracts at December 31, 2007 and 2006, was $2,036,000 and $(204,000), respectively, which has been recorded as accumulated other comprehensive (gain) or loss. Derivative financial instruments carry the risk that the counterparty may not be able to meet the terms of the contract; however, the risk is not equal to the notional amount, but rather the net amounts to be settled under the contract.
8. Pension and Other Postretirement Benefits
     The Partnership sponsors several pension and postretirement benefit plans for its employees. The pension plans cover most of the Partnership’s employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits generally are based on years of credited service and average earnings or a specified benefit amount, depending upon the specific plan. The Partnership’s policy is to fund its pension obligations in conformity with the funding requirements of applicable laws and governmental regulations.
     Other postretirement benefits are in the form of retirement medical plans and specified life insurance benefits and cover certain employees as specified in certain union agreements and provide for the payment of certain medical costs, medical premiums, and/or life insurance premiums of eligible employees and dependents upon retirement.
     The Partnership has additional postemployment agreements and obligations, none of which are material individually or in aggregate.
     On December 31, 2007, the Partnership adopted the recognition and disclosure provisions of SFAS No. 158. This statement required the Partnership to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its retirement plans in the December 31, 2007, balance sheet, along with a corresponding adjustment to accumulated other comprehensive income. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the retirement plans’ funded status in the Partnership’s balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Partnership’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods that are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Pension and Other Postretirement Benefits (continued)
amounts will subsequently be recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158. The adoption of SFAS No. 158 had no effect on the Partnership’s consolidated statement of income for the year ended December 31, 2007, or for any prior period presented, nor will it affect the Partnership’s operating results in future periods.
     While the adoption had no effect on the Partnership’s consolidated statements of income, unrecognized actuarial amounts were reflected on the Partnership’s consolidated balance sheet as of December 31, 2007, resulting in a $3,795,000 increase in the net defined benefit plan and other postemployment benefit liabilities.

	As of December 31, 2007
	Before		After
	Application		Application
	of SFAS		of SFAS
	No. 158	Adjustments	No. 158
	(In Thousands)
Assets
Noncurrent assets	$11,063	$(1,614)	$9,449
Liabilities
Current liabilities	—	(781)	(781)
Noncurrent liabilities	(11,236)	(1,400)	(12,636)
Stockholder’s Equity
Accumulated other comprehensive loss	—	(3,795)	(3,795)

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Pension and Other Postretirement Benefits (continued)
     The following tables set forth the changes in the benefit obligations and the plan assets, the funded status of the plans, and the amounts recognized in the Partnership’s consolidated financial statements as of December 31, 2007 and 2006 (in thousands):

	2007		2006
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	(In Thousands)
Change in benefit obligations
Benefit obligation at beginning of year	$129,771	$14,028	$128,971	$13,730
Service costs	5,344	461	5,631	568
Interest costs	7,699	804	6,963	725
Amendments	(1,396)	(5,431)	—	—
Actuarial costs (gain) loss	(8,942)	274	(7,303)	(329)
Benefits and expenses paid	(5,224)	(610)	(4,491)	(666)

Benefit obligation at end of year	$127,252	$9,526	$129,771	$14,028

Change in plan assets
Fair value of plan assets at beginning of year	$117,982	$—	$109,633	$—
Actual return on plan assets	17,819	—	8,694	—
Employer contributions	2,233	610	4,146	666
Benefits and expenses paid	(5,224)	(610)	(4,491)	(666)

Fair value of plan assets at end of year	$132,810	$—	$117,982	$—

Reconciliation of funded status
Funded status of the plan	$5,558	$(9,526)	$(11,789)	$(14,028)
Unrecognized net loss(1)	N/A	—	26,014	7,225
Unrecognized prior service cost(1)	N/A	—	303	220
Net transition assets	N/A	—	(5,171)	—

Net amount recognized at end of year	$5,558	$(9,526)	$9,357	$(6,583)

Amounts recognized in accumulated other comprehensive income
Prior service costs	$(1,161)	$(5,272)	N/A	N/A
Transition obligation	(4,270)	—	N/A	N/A
Net actuarial (gain) loss	7,541	6,957	N/A	N/A

Total	$2,110	$1,685	N/A	N/A

Amounts recognized in consolidated balance sheets
Noncurrent assets	$9,449	$—	$7,292	$—
Current liabilities	—	(781)	—	—
Noncurrent liabilities	(3,891)	(8,745)	(6,953)	(6,583)
Intangible assets	N/A	—	304	—
Accumulated other comprehensive loss(1)	N/A	—	8,714	—

Total recognized	$5,558	$(9,526)	$9,357	$(6,583)

(1)	With the fiscal year 2007 adoption of SFAS No. 158, these amounts are now included in the consolidated financial statements as assets and liabilities.

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Pension and Other Postretirement Benefits (continued)
     Prior to implementing the measurement date requirements of SFAS No. 158, the Partnership uses September 30 as the measurement date for the majority of the pension plans and the postretirement plan. The fair value of pension plan assets as of December 31, 2007, was $130,659,000.

	2007		2006
		Other		Other
	Pension	Postretirement	Pension	Postretirement
Weighted-average assumptions used to determine benefit obligation at December 31
Discount rate	6.50%	6.30%	6.00%	5.90%
Expected long-term rate of return on plan assets	8.25%	—	8.25%	—
Average rate of compensation	3.25%	—	3.25%	—
     The expected long-term rate of return on assets was determined based on several factors including the Partnership’s review of historical industry data, discussions with outside actuaries on current trend analysis, review of the most recent positions/assumptions of its parent companies and discussion with the Partnership’s and Plans’ investment advisors. As such, the Partnership has decided to keep its assumed rate of return at 8.25% as of September 30, 2007 and 2006. The discount rate used to determine the Partnership’s future pension obligations was calculated using a weighted-average of plan liabilities and a yield curve based on an index of securities with various maturities.
     The Partnership’s pension plan asset allocations for its principal plans are as follows:

	Percentage of Plan Assets
	at December 31
	2007	2006
Asset category
Equity securities	71%	70%
Debt securities	27%	27%
Cash and cash equivalents	2%	3%

	100%	100%

     The Partnership’s investment policy for the pension plans is to have a balanced investment approach with a long-term bias towards equity investments. The Partnership’s investment strategy is to generate steady returns over an extended period of time, consistent with the

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Pension and Other Postretirement Benefits (continued)
demographic make-up of the persons covered by the plans. The target plan asset allocation for 2008 is approximately 70% in equity securities, 30% in fixed income securities, with not more than 3% of the fixed income securities in cash and cash equivalents.
     The Partnership’s funding policy for all plans is to make at least the minimum contributions required by the Employee Retirement Income Security Act of 1974. Contributions for 2008 are anticipated to be $3,782,000.

	2007		2006		2005
		Other Post-		Other Post-		Other Post-
	Pension	retirement	Pension	retirement	Pension	retirement
	(In Thousands)

Components of net periodic benefit cost
Service costs	$5,344	$461	$5,631	$568	$5,621	$118
Interest costs	7,699	804	6,963	725	6,754	349
Expected return on plan assets	(9,567)	—	(9,050)	—	(8,655)	—
Amortization of prior service cost	1,279	444	133	61	174	61
Amortization of loss	33	61	1,827	507	1,179	225
Amortization of net transition asset	(901)	—	(902)	—	(901)	—

Total net periodic benefit cost	$3,887	$1,770	$4,602	$1,861	$4,172	$753

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
	Pension	Postretirement
	(In Thousands)
2008	$5,884	$781
2009	6,011	730
2010	6,421	730
2011	6,837	828
2012	7,350	875
Years 2013–2017	43,778	4,016

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Pension and Other Postretirement Benefits (continued)
     The health care cost trend rate used to measure the expected cost of benefits was 9.5% for 2007 and 10% for 2006 and is assumed to trend downward slightly each year to 5% for 2013 and thereafter. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2007, by $1,016,000, and the aggregate service and interest cost by $80,000. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation as of December 31, 2007, by $875,000, and the aggregate service and interest cost by $69,000.
     The accumulated benefit obligation for all defined benefit pension plans was $122,847,000 and $122,827,000 at December 31, 2007 and 2006, respectively.
     One of the Partnership’s six pension plans has accrued pension costs totaling $3,767,000 and $2,696,000 as of December 31, 2007 and 2006, respectively. These plans have a projected benefit obligation of $28,427,000 and $28,076,000 and plan assets with a fair value of $24,660,000 and $20,767,000 at December 31, 2007 and 2006, respectively.
     The following are estimated amounts in accumulated other comprehensive income that the Company expects to recognize in expense during the fiscal year ending December 31, 2008 (in thousands):

		Other
	Pension	Postretirement
Amortization of net actuarial loss	$441	$472
Amortization of prior service costs	(97)	(592)
Amortization of transition assets	(901)	—

Total	$(557)	$(120)

     Under collective bargaining agreements, the Partnership is required to contribute to five multiemployer pension plans. The Partnership makes payments based on the number of shifts worked by union employees. Contributions made by the Partnership for the multiemployer pension plans were $975,722, $1,221,000 and $993,000 for the years ended December 31, 2007, 2006 and 2005, respectively. During the year ended December 31, 2005, the Partnership froze contributions to one of the collective bargained single employer plans and instead, began making monthly contributions to a multiemployer plan. The frozen single employer plan is in a prepaid asset position at December 31, 2007 and 2006.

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Pension and Other Postretirement Benefits (continued)
     During the year ended December 31, 2007, the Partnership froze contributions to two of the collective bargained single employer plans and instead, effective January 1, 2008, increased various multiemployer plan contributions or enhanced benefits. The frozen plans are in a prepaid asset position at December 31, 2007 and in an accrued liability position as of December 31, 2006. In addition, effective January 1, 2008, for two other collective bargained single employer plans (Mailers and Typographical) the plans will not allow new participants into the plan. These plans are in an aggregate prepaid asset position as of December 31, 2007 and 2006.
     Prior to January 1, 2008, the Partnership subsidized certain retirees under the age of 65 by allowing them to purchase healthcare insurance at active employee health care rates. Subsequent to December 31, 2007, the Partnership requires all retirees under the age of 65 to pay market rates in order to purchase health insurance through the Partnership. The impact on accumulated postretirement benefit obligations in 2007 was $5,431,000.
9. Other Employee Benefit Plans
Employee Savings Plan
     The Partnership sponsors two employee savings plans under section 401(k) of the Internal Revenue Code, the Denver Newspaper Agency Savings Plan (Agency Plan) and the Denver Newspaper Agency Employees’ Savings Plan (Employees’ Plan). Under the terms of the Agency Plan, substantially all employees who are not members of a collective bargaining unit are eligible to participate after completion of three months of service. Under the terms of the Employees’ Plan, substantially all employees who are members of collective bargaining units are eligible to participate after three months of service. The Agency Plan and the Employees’ Plan are funded by both voluntary employee contributions and employer matching contributions. The maximum contribution by participants is 20% of their salary. The Agency Plan and the Employees’ Plan require employer matching contributions of 50% of the participants’ contributions, for all participants, on the first 6% of the participant’s compensation up to 3% per pay period. The Partnership contributed approximately $1,453,000, $1,514,000 and $1,561,000 to the plans during the years ended December 31, 2007, 2006 and 2005, respectively.
     The Partnership sponsors a Deferred Compensation Plan (the Plan), for certain of its employees. Under the terms of the Plan the employees may defer a percentage of their salary into the Plan. The Plan is unfunded. The fair market value or the Partnership’s liability under the Plan is determined by certain financial indices as selected by participants. At December 31, 2007 and 2006, the Partnership had recorded a deferred compensation liability of $2,003,000 and $2,650,000 as well as deferred compensation assets of $1,579,000 and $2,537,000, respectively.

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Allocation of Net Income
     Net income of the Partnership is allocated to the partners in proportion to their percentage interests, after giving effect to certain special allocations primarily related to the tax effects of depreciation. At December 31, 2007, 2006 and 2005, DPC and Scripps each held a 50% interest.
11. Partnership Distributions
Periodic Distributions
     Monthly distributions of Partnership funds not required for operation of the Partnership are made to the partners in proportion to their Partnership interests.
12. Related-Party Transactions
Shared Service Agreements
     Scripps performs various business services on behalf of the Partnership. Scripps provides certain accounting functions and accounting systems services through its Financial Service Center in Cincinnati, Ohio. The Partnership pays approximately $23,000 per month for these services. The amounts charged to the operations of the Partnership for these services for the years ended December 31, 2007, 2006 and 2005, were approximately $278,000, $272,000 and $266,000, respectively. In addition, the Partnership utilizes Scripps’ computer information and network systems. The Partnership pays approximately $20,000 per month for these services and approximately $233,000, $238,000 and $212,000 was charged to the Partnership’s operations for the years ended December 31, 2007, 2006 and 2005, respectively.
Web Hosting and News Media Program Services
     Commencing April 2001, the Partnership began purchasing Web hosting and news media program services from MNG and Scripps. The total amount charged to the Partnership’s operations for the years ended December 31, 2007, 2006 and 2005, was approximately $1,324,000, $1,228,000 and $1,202,000, respectively.

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Related-Party Transactions (continued)
Due From Partners
     Amounts due from (payable to) partners consist of amounts receivable (payable), net, from Scripps and MNG, respectively, related to payment of certain operating expenses and totaled $137,000 and $2,337,000, and $(209,000) and $2,784,000 at December 31, 2007 and 2006, respectively. The amount due from MNG primarily represents The Denver Post editorial expenses paid by the Partnership.
Purchase Commitments
     Under the terms of The Denver Newspaper Agency Joint Operating Agreement, the Partnership is required to purchase one-half of all newsprint used in its operations from MNG and the remaining one-half from Scripps. MNG and Scripps are to supply the Partnership with newsprint at their cost, defined by The Denver Newspaper Agency Joint Operating Agreement as the average price paid for Denver deliveries (without any corporate markup) pursuant to newsprint contracts or otherwise. At December 31, 2007 and 2006, the Partnership had a payable to the owners of $3,974,000 and $6,368,000, respectively. For the years ended December 31, 2007, 2006 and 2005, MNG and Scripps on a combined basis supplied the Partnership approximately $49,348,000, $75,325,000 and $77,937,000, respectively, in newsprint.
Office Facilities Rental Agreement
     Effective September 2006, MNG and its affiliates lease office space in the Partnership’s downtown office facility. Under the terms of the month-to-month arrangement, MNG pays its prorated share of the rent payment, utilities and operating expenses of the facility. For the years ended December 31, 2007 and 2006, the Partnership has recognized approximately $1,015,000 and $240,000 as sublease income under this arrangement, which is included in other revenue in the consolidated statements of income.
Printing and Distribution Agreement
     In 2007, the Partnership entered into an agreement with Prairie Mountain Publishing to print and deliver several publications, including, but not limited to, the Boulder Daily Camera. Prairie Mountain Publishing is a partnership owned equally by MNG and Scripps.

THE DENVER NEWSPAPER AGENCY LLP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Related-Party Transactions (continued)
Subsequent Events
     During 2007, the Partnership completed its printing plant consolidation project, as discussed in Note 2. On February 8, 2008, the Partnership sold approximately 44 acres of land and a 321,000 square foot building (“Fox Street facility”), where the Partnership had previously housed half of its production capacity, for $17,100,000. These assets had a net book value of $6,859,000 and estimated costs to sell the property of $1,411,000. The transaction resulted in a gain on sale of approximately $8,830,000. The net proceeds from this transaction were approximately $15,700,000 and were used to pay down the Revolver.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIANEWS GROUP, INC.
Date: March 27, 2008	By:	/s/ William Dean Singleton
William Dean Singleton
Vice Chairman, Chief Executive Officer and Director

	By:	/s/ Joseph J. Lodovic
Joseph J. Lodovic
President

	By:	/s/Ronald A. Mayo
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

10.12
Second Amended and Restated Joint Operating Agreement, dated as of June 30, 2007 by and between York Partnership Holdings, LLC, The York Newspaper Company, York Newspapers Holdings, L.P. and York Dispatch Publishing Company, LLC*

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

10.17
Option Purchase Agreement between Garden State Newspapers, Inc., the predecessor of MediaNews Group, Inc., and Greenco, Inc., dated as of January 30, 1998 (incorporated by reference to Exhibit 10.13 to the registrant’s Form S-4 filed February 23, 2004)

EXHIBIT INDEX (continued)
Exhibits (continued)
10.18
Joint Operating Agreement by and between The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated as of May 11, 2000 (incorporated by reference to Exhibit 10.14 to the registrant’s Form S-4 filed February 23, 2004)

10.19
First Amendment to the Joint Operating Agreement by and among The Denver Post Corporation, Eastern Colorado Production Facilities, Inc., The Denver Newspaper Agency LLP and The Denver Publishing Company, dated January 22, 2001 (incorporated by reference to Exhibit 10.15 to the registrant’s Form S-4 filed February 23, 2004)

10.20
Limited Liability Partnership Agreement of The Denver Newspaper Agency LLP dated as of January 22, 2001 (incorporated by reference to Exhibit 10.16 to the registrant’s Form S-4 filed February 23, 2004)

10.21
Second Amended and Restated Partnership Agreement for Texas-New Mexico Newspapers Partnership, a Delaware general partnership, by and among Gannett Texas L.P. and Northwest New Mexico Publishing Company (incorporated by reference to Exhibit 10.21 to the registrant’s June 30, 2006 Form 10-K)

10.22
Third Amended and Restated Partnership Agreement for California Newspapers Partnership, a Delaware General Partnership, by and among West Coast MediaNews LLC; Stephens California Media; The Sun Company of San Bernardino, California; California Newspapers, Inc.; Media West-SBC, Inc. and Media West—CNI, Inc., dated as of August 2, 2006 (incorporated by reference to Exhibit 10.22 to the registrant’s June 30, 2006 Form 10-K)

10.23
Purchase Agreement, dated as of April 30, 2004, between Buckner News Alliance, Inc., MediaNews Group, Inc., York Newspapers Holdings, LLC, MediaNews Group Interactive and York Daily Record LLC and related side letter (incorporated by reference to Exhibit 10.20 to the registrant’s June 30, 2004 Form 10-K)

10.24
Master Restructuring and Purchase Agreement, dated as of May 7, 2004, among Daily Gazette Company, MediaNews Group, Inc., Charleston Publishing Company and Charleston Newspapers (incorporated by reference to Exhibit 10.21 to the registrant’s June 30, 2004 Form 10-K)

10.25
Stock Purchase Agreement dated January 4, 2005, by and among MediaNews Group, Inc., as purchaser, and The Singleton Family Revocable Trust and Peter Bernhard, as sellers (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the period ended December 31, 2004)

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

EXHIBIT INDEX (continued)
Exhibits (continued)
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